Form 10-K
period 1995-07-31
TRI VALLEY CORP
filed 1996-07-25
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-K
[X]    Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange
       Act of 1934 for the Fiscal Year Ended July 31, 1995 [Fee
Required]   or
[  ]   Transition Report Under Section 13 or 15(d) of the
Securities Exchange Act
       of 1934 [No Fee Required]
                               Commission File No. 2-67096
                                    TRI-VALLEY CORPORATION

                 (Exact Name of Registrant as Specified in its
Charter)
               Delaware
84-0617433
(State or Other Jurisdiction of                    (I.R.S. Employer
Identification
Number)
Incorporation or Organization)
               230 South Montclair Street, Suite 101, Bakersfield, California 93309

                        (Address of Principal Executive Offices)
Registrant's Telephone Number Including Area Code: (805) 837-9300 Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
       Title of Each Class                         Name of Each
Exchange on Which
Registered
            Common                                       Electronic
Bulletin Board Nasdaq
                              $0.01 Par Value Common Stock
                                    (Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
 Yes     X   No

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation
S-B contained in this Form, and no disclosure will be contained to the best of the
registrant's knowledge, in definitive proxy or information
statements incorporated by
reference in Part III of this Form 10-K, if applicable, or any amendment to this Form
10-K.                 X    Yes        No

Indicate by check mark whether the Registrant has filed all
documents and reports
required to be filed by Section 12, 13 or 15(d) of the Securities
Exchange Act of 1934
subsequent to the distribution of securities under a plan confirmed by the Court.
   Yes       No

As of May 20, 1996, 7,337,248 common shares were outstanding, and the aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates was approximately $800,000.

Documents incorporated by reference:      None
The total number of pages in this Form 10-K are 70.
The Index of Exhibits included in this Form 10-K is located at page
65.
                                         PART I


ITEM 1.  BUSINESS

Tri-Valley Corporation (formerly Tri-Valley Oil & Gas Corporation), a Delaware corporation, hereinafter referred to as "Company," "Registrant", "Parent" or "Tri-
Valley", has been engaged in the business of exploring, acquiring, developing and dealing in prospective and producing petroleum and mineral properties and interests therein. Precious metal activity has been carried on directly by the Parent and oil and gas activities through its wholly owned subsidiary, Tri-Valley Oil & Gas Company
(TVOG).

TVOG was organized as a California corporation in 1963. TVOG, the subsidiary, effects exploration relationships with various major oil companies such as Phillips Petroleum
Company (Houston Regional Office), Occidental USA and Texaco USA with whom it has co-ventured on a 50-50 basis to use their proprietary data to generate exploration plays in the Sacramento Valley. This relationship involves a TVOG submittal procedure wherein the major company has a short period to accept or reject plays generated by
TVOG in the area of mutual interest (AMI). If it accepts, it joins up to 50% under the terms of the agreement involved. TVOG is operator for these co-ventures.

Historically an oil and gas exploration and production company emphasizing the
Sacramento Valley natural gas province, the Company added precious metals exploration in fiscal 1987. The precious metal properties are located in interior Alaska, known as the
Richardson, Alaska property. Precious metal activity has been an exploratory activity since inception. In February 1991, Tri-Valley signed an agreement with the Moscow based Central Research Institute of Geological Prospecting for Base and Precious Metals
(TsNIGRI) to demonstrate their proprietary technology for evaluating large areas of covered sub-Arctic terrain for precious metals on Tri-Valley's then 64 square mile lode gold claim block at Richardson, Alaska. Based on the results of this study, Tri-Valley management believes it to be prudent for the Company to continue to develop the precious metals segment of the Company. At present, this is only a prognostic resource and not a proven reserve.

Chapter 11 Proceedings

Certain Developments

On January 30, 1996, Tri-Valley Corporation ("TVC") and its wholly owned subsidiary,
Tri-Valley Oil & Gas Co. ("TVOG") filed voluntary petitions in the
United States
Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of California sitting in Fresno seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code (the
"Code"). The companies are currently operating as debtors-in-possession under the Code.
The Chapter 11 cases of TVC and TVOG have been substantially consolidated under
TVC, and TVC continues to file consolidated tax and SEC reports.

Chapter 11 Reorganization

In March, April and September 1995, the Company arranged borrowings of $100,000,
$400,000 and $120,000, respectively, totaling $620,000 from Frank Agar, an individual of Midland Texas. Terms of the loans were on a six month note with a 30 day call paying 10% annual interest and collateralized by all of TVOG's producing gas properties in the Sacramento Valley of California. The purpose of the loans was to consolidate increasingly short term obligations and provide short term operating capital enabling the
Company to accommodate two years of heavy losses due to production declines and gas prices plunging to unforeseen 20 year lows.

At the time of the loans, the Company's management anticipated hooking up a major discovery, and drilling an offset well to accelerate production revenues. With this enhancement and some third party collateral it appeared take out financing from a conventional institution could be arranged. Permit delays and freezing of credit lines due to a merger between banks eliminated that approach. As the six month financing period ended, the board of directors met with the secured lender and worked out a 90 day standstill in order to sell the reserves and preserve the stockholder equity above the lender's interest.

Three substantial offers from capable parties were received. The lead offer exceeded the loan principal by approximately $1 million and the Company proceeded toward acceptance. One day before the close the offerer abruptly terminated citing several unacceptable conditions. The Company believed none of the conditions were items that affected the economic value of the deal and none that could not be handled in the closing and post closing stages.

The Company immediately contacted its other two backup buyers. One could not arrange financing before the foreclosure date. The other pulled out one day before the foreclosure citing a "wait and see" position. On the day of the foreclosure deadline, discussions with the secured lender promised to "work something out", but were not attended by any forbearance in writing. The Company obviously could not negotiate without such written forbearance and advised its only alternative was to file for protection under chapter 11 of the Federal Bankruptcy Code. Given no alternative, the filing was made 30 minutes before the deadline on January 30, 1996.

The ability of the Company to effect a successful reorganization under Chapter 11 of the
Bankruptcy Code will depend, in significant part, upon the Company's ability to formulate a reorganization plan that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. In a chapter 11 reorganization plan, the rights of the Company's creditors and stockholders may be substantially altered. Creditors may realize substantially less than the full face amount of their claim. Equity interests of the Company's stockholders may be diluted or even canceled. Investment in any security of the Company, therefore, should be regarded as highly speculative. It is impossible at this time to predict the actual recovery that different classes of creditors and stockholder might ultimately realize.

Operations During Chapter 11 Reorganization

The Company became debtor-in-possession and was approved for use of the cash collateral to continue operations while preparing a plan of reorganization. Pursuant to the Code, transactions outside the ordinary course of business require the approval, after notice and hearing, of the Bankruptcy Court and liabilities arising prior to the filing of petitions under Chapter 11 of the Code may not be paid without prior approval of the
Bankruptcy Court. Offers for the reserves revived; however, the Company was made aware of an opportunity to acquire very substantial assets in the burgeoning telecommunications industry through a "roll up" of partnership interests owned by approximately 1,000 investors looking for publicly traded stock in exchange for their partnership interests.

After preliminary due diligence, including visits to the physical facilities and trade areas in New York state, the Company is proceeding to prepare and file a plan of reorganization and disclosure statement aimed at consummating this business combination in a manner that will satisfy TVC creditors and equity security holders and be approved by the court. As a back up, the Company would proceed to sell its reserves.

Since the filing of petitions under Chapter 11 of the Code, the Company has successfully arranged $900,000 in cash. The first $150,000 was raised and approved by the court on
April 25, 1996, for use by the Company. The loan is secured by producing properties of the Company and has a stated interest rate of 10%, interest only for two years with the outstanding balance due and payable at the end of two years. The remaining $750,000 has been arranged through 29 individuals. As of May 20, 1996, this amount had not been deposited; however, the checks are in the name of the Company and held by the
Company's President. These funds will be held outside of the Bankruptcy Court until either the Company's reorganization plan is confirmed or the Court allows the Company to establish a trust account with the specific purpose of the funds identified to pay-off the
Agar loan in full. Stated interest rate is 10%. Interest only for two years with the principal due and payable at the end of two years. The loans are secured by the producing properties of the Company. In the event the new lenders and loan terms are not approved by the Court, this money will be returned.

The Company is also the target of an attempt by a dissident minority to discredit and remove the existing board and management and replace them with a group which post petition purchased 25,570 shares (less than 4/10ths of 1% of the outstanding shares). The
Company has advised shareholders that this effort is an attempt to grab several million dollars in assets for little more than the cost of postage. The majority of shareholders did not side with the dissidents in a solicitation they conducted in March and April of 1996.
The Company will hold a shareholder meeting on or before July 31, 1996 to present its plan of reorganization and other matters of concern, including who should manage the
Company.

At July 31, 1995, the Company records total balance sheet assets of $3,825,053 and liabilities of $2,111,428 for a net worth of $1,713,625. The Company has an offer to purchase its off balance sheet reserves of approximately $2.1 million for a total of
$3,813,625 net value as of July 31, 1995. (Consummation of this offer is not assured).
The Company's management believes that completion of its two main projects could greatly increase that figure. Completion of these projects is dependent on securing the requisite capital and the Company believes that will occur if its plan of reorganization is confirmed.

Company liabilities include the secured lender, a number of unsecured creditors and dozens of executory contracts that are primarily oil and gas mineral leases, mineral claims, and leases or purchase contracts on office space, equipment and real property.

Pursuant to the orders of the Bankruptcy Court, the Official Equity Security Holders
Committee of TVC and the Creditors Committee have been appointed by the U.S.
Trustee with authority to obtain counsel and other professionals whose fees are being paid by the Debtor. Reorganization related professional fees are being recorded as incurred. The first filing by Debtor's counsel through May 30, 1996 amount to $27,000.
The Company has not been advised of any other professional fees at this time.

Transfers of assets, including cash payments, prior to the commencement of the Chapter
11 cases could be revised by the Bankruptcy Court if they were determined to constitute preferential transfers or fraudulent conveyances under certain sections of the Code.
Upon the reversal of a transaction, the assets returned would be part of the bankruptcy estate of the Debtor and would be subject to the claims of the Debtor's creditors. If any assets are returned to the Debtor, the entity from which the assets are recovered would have an unsecured claim against the debtor in the amount of the value of the assets transferred by the Debtor to such entity. Since Pre-petition transfers were in the ordinary course of business the Company does not believe any preferential treatment occurred.

The Chapter 11 filings by the Company operate as an automatic stay against commencement or continuation of any judicial, administrative or other proceedings against the Company; any act to obtain possession of property of or from the Company;
or any act to create, perfect or enforce any lien against the Company, any act to obtain possession of property of the estate or of property from the estate or to exercise over the property of the estate. The Company believes certain acts of dissidents and certain creditors may have violated the automatic stay and other sections as set forth in the
Code, various securities rules and regulations and corporate law and has reserved the right to pursue such parties for various torts.

The Company is the subject of various motions by the U.S. Trustee, the Official Equity
Security Holders Committee and other parties of interest seeking to replace the Debtors-
In-Possession with a trustee. The hearing is scheduled for May 30, 1996 regarding such matters. Management believes such moves are demonstrably counter to shareholder interest as the Company is currently profitable, is moving forward on its projects, is experiencing a quadrupling of its stock market price, and has arranged $900,000 on excellent terms of which $150,000 has been approved for use by the Court and the remainder is available to pay off the secured lender. In other words, the Company is a going business, is garnering investor support, and has attractive prospects. Such motions and legal onslaughts have forced the Company to retain multiple counsel to help deal with such actions while it otherwise conducts business in the ordinary course. The
Company expects to prevail in the action and succeed in its rejection of the various adversarial motions.

Reorganization

The Company is developing a plan of reorganization that includes the acquisition of wireless communication assets through "roll up" of limited partnership interests into TVC common stock with warrants. The book value of the assets is approximately
$15,000,000 (unaudited), which are owned by approximately 1,000 partners who would become TVC shareholders. If the plan is confirmed, TVC will have achieved a number of important goals in one event and emerge a much larger company, nearly free of debt, diversified into a very rapidly growing segment of the economy, with strong capital formation ability to handle projects in a more timely and efficient manner to obtain the benefits therefrom, and qualify the Company for listing on larger exchanges to enhance shareholder liquidity.

Under this Plan, when completed and confirmed, if more than 50% of the successor corporation is owned by new shareholders, the Reorganized Company, upon emergence from bankruptcy, will adopt "fresh start" reporting in accordance with the American
Institute of Certified Public Accountants' Statement of Position 90-7 ("SOP 90-7") -
"Financial Reporting by Entities in Reorganization Under the
Bankruptcy Code."

A fall back plan is to sell the producing gas reserves which should more than satisfy the current financial obligations and provide a sum of cash to continue operations in its present lines of business.

Claims Against Officers and Directors

On April 22, 1996, Alfred Ainsworth III, ESQ., and The Tri-Valley Committee for New
Management sued Tri-Valley Corporation; F. Lynn Blystone; Earl H. Beistline; Dennis
P. Lockhart; Milton J. Carlson; Terrance L. Stringer; Loren J. Miller (all of the foregoing being directors of Tri-Valley and F. Lynn Blystone also being president and chief executive officer), Ed Moss (Tri-Valley's largest shareholder of record) for securities violations and corporate law violations seeking declaratory judgement and injunctive relief.

Mr. Ainsworth III, Esq. and his Committee have filed objections to the responses by Tri-
Valley to what Tri-Valley, from information, believes to be an illegal proxy solicitation by Mr. Ainsworth and his committee and which material Tri-Valley believes contained numerous false and misleading statements. The Company believes it was duty bound to respond to the Ainsworth material by providing shareholders with additional information, which it has done.

Mr. Ainsworth III, Esq. and his Committee (which owns 106,810 shares directly, less than 1.5% of the outstanding shares of the Company's 7,337,248 shares outstanding, with another 267,180 shares not beneficially owned but voted, bringing the total shares declared to 373,990 shares or about 5.1% of the outstanding) have declared their intent to remove present management and seek to replace the present board with a group that has acquired 25,572 shares of the Company's 7,337,248 outstanding shares (less than
4/10ths of 1%) after Tri-Valley filed its Chapter 11 petition. In contrast, present Tri-
Valley board and Management directly own 533,034 shares (7.3%) and Mr. Moss, a supporter of present management, directly owns 572,857 shares (7.8%) and disclaims beneficial ownership of an additional 119,467 - 1.6% - totalling 9.4%. While present management is aware that there is dissent to its policies and operations from time to time, it is confident the broad majority of shareholders understands the conditions in which Tri-Valley operates and the efforts, ambition and potentials of the Company. In the past, the overwhelming majority of shares has supported management.

ITEM 2.  PROPERTIES

The Company's headquarters and administrative offices are located at 230 South
Montclair Street, Suite 101, Bakersfield, California 93309.  The
Company leases
approximately 2,500 square feet of office space at that location for a monthly rental of
$1,350.

The principal properties of the Company consist of proven and unproven oil and gas and precious metal properties, maps and geologic records related to prospective oil and gas and precious metal properties, office and other equipment. The oil and gas properties in which the Company holds interests are primarily located in the area of central
California known as the Sacramento Valley. The Company contracts for the drilling of all its wells and does not own any drilling equipment, bulk storage facilities, transportation pipelines or refineries. The precious metal properties are located in interior Alaska. They are comprised of leased claims on State lands, leased patented claims, direct claims of the Company on State open lands requiring annual assessment work and, in the case of State of Alaska lands, an annual per claim fee. All fees are current, however, the Company reduced its claim block, in Alaska, subsequent to
November 30, 1995, to concentrate on the most advanced targets.

During 1995, the Company borrowed a total of $620,000 from Frank Agar to consolidate short-term obligations and provide short-term operating capital. The loan is secured by all of TVOG's producing gas properties in the Sacramento Valley of California. For full description see Item 1. "Business -Chapter 11 Reorganization."

For the years ended July 31, 1991 through 1995, the Company retained the services of an independent engineer for the purposes of estimating the Company's net share of proved developed oil and gas reserves on all the Company's properties.

For this year, the Company retained independent engineering of its reserves by Cecil
Engineering, a long established consulting engineering firm which does SEC reserve calculations. The Company does not include any undeveloped reserves in these reserve studies and, accordingly, only proved developed reserves are reported herein. Price is a material factor in the stated reserves of the Company. Higher prices generally permit longer recovery, hence larger reserves at higher values. Conversely, lower prices generally limit recovery, hence smaller reserves in that event. In the latter part of FY 95, gas prices plunged temporarily to 20 year lows that drastically downsized Tri-Valley reserve values at July 31, 1995. The Company believes its July 31, 1995 reserve report, which was required under SEC Regulations to use this price aberration in its calculations, is not representative of the current values of its reserves, especially since the gas price has risen substantially since July 1995 and a large new well has been put on production.

The estimated future net recoverable oil and gas reserves from proved developed properties as of July 31, 1995, 1994, 1993, 1992, and 1991, were as follows:

                            BBL
            MCF

1995   Condensate           367                Natural Gas
         1,888,231
1994   Condensate           378                Natural Gas
         2,233,805
1993   Condensate           253                Natural Gas
         2,048,846
1992   Condensate         1,069                Natural Gas
         2,816,986
1991   Condensate         3,655                Natural Gas
         1,828,526

The process of estimating oil and gas reserve quantities is inherently imprecise.
Ascribing monetary values to those reserves, therefore, yields imprecise estimated data at best.

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from the Company's proved developed oil and gas reserves, discounted at 10%, was $835,771, $1,577,027,
$1,343,270, $2,027,700, and $2,392,409,  at July 31, 1995, 1994,
1993, 1992, and
1991, respectively. Reference is made to the supplemental information of the consolidated financial statements for further information on oil and gas reserves and estimated values.

Registrant filed no estimates of total proved net oil or gas reserves with, or included in reports to, any other Federal authority or agency since the beginning of the last fiscal year, except for estimates filed with the U.S. Bankruptcy Court.. As yet, few reserve estimates are available for the Company's precious metal properties as they were all acquired as geologic plays with minimal testing and assay to date. TVC does not project any ore reserve tons of its Richardson, Alaska property. However, TVC has recovered over 3,000 raw ounces of gold from a 30,000 ton bulk sampling of one 20-acre area and from trenching, core and RVC drilling, bulk sampling and assaying. The Company has reason to believe that much larger commercially recoverable reserves may be exposed by its subsequent programs. The future recovery of raw ounces on a per ton basis is purely speculative at this time.

The following table sets forth the net quantities of natural gas and crude oil produced by
Registrant during the last five fiscal years:

                                               Year Ended July 31,

                             1995       1994        1993       1992
      1991

Natural Gas (MCF)           247,414    264,109     366,486
495,215      153,648
Crude Oil (BBL)                 107         87         314
759          418

                                                Year Ended July 31,

                             1995       1994         1993
1992         1991

Natural gas (per MCF)     $    1.35  $    1.80   $    1.95  $
2.07   $     2.26
Production costs
  (per MCF)                     .20        .20         .20
 .10          .10

Net Profit per MCF        $    1.15  $    1.60   $    1.75  $
1.97   $     2.16

As of July 31, 1995, the Company had the following gross and net position in wells and developed acreage:

                                   Wells          Acres
                  Gross    Net      Gross         Net

                          8.0000   3.0892        3,250    3,122

(1) "Gross" acres represents total acres in which the Company has a working interest;
       "net" acres represents the aggregate of the working interests of the Company in the gross acres.

(2) "Gross" wells represents the total number of producing wells in which the
       Company has a working interest or overriding royalty. "Net" wells represents the number of gross producing wells multiplied by the percentages of the working interests or royalty interests therein by the Company.

The following table sets forth the number of net productive and dry exploratory and development wells drilled by the Company during fiscal years ending July 31, 1995,
1994, 1993, 1992 and 1991:

                                         1995     1994     1993
 1992     1991

Exploratory
     Producing                             2.0      1.0      1.0
   -0-      1.0
     Dry                                   -0-      -0-      -0-
   1.0      2.0

     Total                                 2.0      1.0      1.0
   1.0      3.0

Development
     Producing                             -0-      -0-      1.0
   -0-      1.0
     Dry                                         -0-      -0-
1.0      -0-   -0-

     Total                                 -0-      -0-      2.0
   -0-      1.0

The above table, regarding net wells, recognizes only those wells in which the Company holds an overriding royalty interest or an earned working interest. Working interests to be earned at payout have not been included. Tri-Valley changed its farmout terms in
1987 to allow for the Company to participate in the completion of promoted prospects and thereby retain a larger working interest in wells.

The Company continues to deal primarily with industry partners on its oil, gas and precious metals projects.

The Company continually screens geologically prospective acreage as to its availability for leasing. Oil and gas and precious metals prospects developed by the Company's own staff and by other sources are regularly evaluated.

The following table sets forth information regarding undeveloped acreage in which the
Company had an interest on May 20, 1996.

                                      State              Gross
Acres  Net Acres

                               California oil and gas     2,469.65
2,262.00
                               Alaska minerals          24,000.00
 23,300.00

Some of the Company's undeveloped acreage is held pursuant to leases from landowners.
Such leases have varying dates of execution and generally expire one to five years after the date of the lease.

The Company is obligated to pay varying annual delay rentals to the lessors on such properties in order to prevent the leases from expiring. Mineral properties claimed on open state lands require minimum annual assessment work of $100 worth per State of
Alaska claim. The Company had no Federal claims and 1,678 State of Alaska claims and 10 prospecting sites totaling 66,281 net acres as of July 31, 1995. Subsequent to
November 30, 1995, the Company reduced its claim block to 606 claims and prospecting sites totaling over 24,000 acres (over 37.5 square miles) to concentrate on the most advanced targets. Expenditures on the Richardson, Alaska acreage have already carried forward annual assessment requirements more than four years on all Alaska claims.


ITEM 3.  LEGAL PROCEEDINGS

On January 30, 1996, Tri-Valley and its wholly owned subsidiary, Tri-Valley Oil & Gas
Co. filed voluntary petitions in the United State Bankruptcy Court for the Eastern District of California sitting in Fresno seeking to reorganize under Chapter 11 of the Federal
Bankruptcy Code. The following discussion provides general background information regarding the chapter 11 case, but is not intended to be an exhaustive summary.

Since the petition date, the debtors have continued in possession of their properties and, as debtors in possession, are authorized to operate and manage their respective businesses and enter into all transactions (including obtaining services, supplies and inventories) that each could have entered into in the ordinary course of their business had there been no bankruptcy. Although each debtor is authorized to operate its business as a debtor in possession, it may not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval where necessary.

An official unsecured creditors' committee (the "Creditors' Committee") was appointed by the Office of the United States Trustee pursuant to section 1102 of the Bankruptcy
Code. The Creditors' Committee has the right to review and object to certain business transactions and is expected to participate in the negotiation of any plan of reorganization. The Company is required to pay certain expenses of the Creditors'
Committee, including counsel fees, to the extent allowed by the Bankruptcy Court.

Unless otherwise noted, since the filing by the Company of the Chapter 11 petitions, prosecutions of all pre-petition claims against the Company have been stayed by the automatic stay imposed by the Code. Leave to lift the stay and allow the actions to proceed may be sought from the Bankruptcy Court by the Company or other affected parties. For a description of the Company's Plan see Item 1. "Business -
Reorganization".

In general, the following lawsuits (other than those that have been settled) seek damages that, in management's opinion, would constitute only a general unsecured claim against the Company. However, in certain cases, the plaintiffs could claim that their recovery, if any, would be entitled to priority treatment as an administrative claim. Once finalized, management believes that if the Reorganization Plan is confirmed, none of the following lawsuits will have a material effect on the reorganized company's financial position and results of operations. (It is impossible at this time to predict the actual recovery that different classes of creditors and stockholders might ultimately realize).

There is presently a lawsuit pending between the Company and Carl Mitchell for payment of advance royalties allegedly due the Estate of John R. Mitchell on the
Richardson, Alaska property as well as a reimbursement of certain expenses allegedly incurred for the benefit of the Richardson property. The Company disputes the claim.
The amount claimed is not material to the Company.

Subsequent to December 31, 1995, a lawsuit between the Company and Helen L.
O'Brien, former TVC\TVOG vice president and secretary-treasurer concerning her claim for additional compensation from the Employee Overriding Royalty Program was settled
(see Note 7). The settlement amount is not material to the Company.

In fiscal year 1995, the Company settled a dispute with Armstrong
Petroleum
Corporation without commencement of litigation in exchange for the transfer of an interest which was not material to the Company.

To the best of management's knowledge, there are no other material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal 1992, the Company submitted its Proxy Statement and the Notice of Annual Meeting of Shareholders dated May 2, 1992 to all shareholders of record on March 16, 1992. The Proxy Statement contained three items for the shareholders' vote at the fiscal 1992 meeting held on May 2, 1992.

Management cast a minimum of 3,790,067 votes on all items and was pleased to declare that all three items on the agenda were approved. The final number of votes cast for each item on the agenda are as follows:

1.      Re-elect management slate of directors:

        3,927,764 shares for, out of 5,565,445 shares voting
        (71% of votes cast)

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(Continued)

2. Re-appoint Brown Waits & Armstrong Accountancy Corporation as independent accountants:

        5,326,101 shares for, out of 5,565,445 shares voting
        (96% of votes cast)

3. Authorize management to transact other business at the meeting:

        4,917,644 shares for, out of 5,565,445 shares voting
        (88% of votes cast)

It was moved, seconded and carried that the actions of the board of directors and executive actions of the president since the last meeting be ratified.

No matters were submitted to a vote of the security holders in fiscal years 1993, 1994 and 1995.

                                         PART II

ITEM 5.  MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND
RELATED SECURITY HOLDER MATTERS

Shares of Tri-Valley Corporation stock have been traded in the over-the-counter market.
The following table shows the high and low bid and asked prices of Tri-Valley stock for the quarterly periods indicated as reported by the OTC Stock
Journal:

                                                          Bid
Prices     Asked Prices
                                     High      Low         High
  Low
   1995:
                                   First Quarter
     $.2875 $.10$
 .3125                              $  .125
                                   Second Quarter
     $.2875 $.10$
 .3125                              $  .125
                                   Third Quarter          $.2875
$  .10$.3125 $.125
                                   Fourth Quarter
     $.2875 $.10$
 .3125                              $  .125

As of July 31, 1995, the Company estimates 800 shareholders in 39 states and 4 foreign countries of record of Tri-Valley Corporation common stock.

The Company historically has paid no dividends, and at this time does not plan to pay any dividends in the immediate future. Currently, the Company is prohibited from making cash dividend payments under its debtor in possession financing.


ITEM 6.  SELECTED FINANCIAL DATA

Selected Financial Data

The following table summarizes selected financial data for the Company and should be read in connection with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report.

                                 1995          1994          1993
        1992          1991

Revenues                      $   432,377   $   663,960   $
753,126   $ 1,130,998   $   554,431

Income (loss) before
  extraordinary item          $  (306,844)  $  (294,016)  $
9,291   $   239,139   $    61,166
Net income (loss)             $  (306,844)  $  (294,016)  $
14,091   $   382,139   $   102,641
Income (loss) before
  extraordinary item
  per common share            $      (.04)  $      (.04)  $
- -    $       .04   $       .01
Net income (loss)
  per common share            $      (.04)  $      (.04)  $
- -    $       .06   $       .02

ITEM 6.  SELECTED FINANCIAL DATA

At year-end:

Total assets                  $ 3,825,053   $ 3,852,315   $
4,190,116   $ 3,914,461   $ 2,803,767

Shareholders' equity          $ 1,713,625   $ 1,931,849   $
2,003,365   $ 1,859,689   $ 1,086,900

Long-term debt, excluding
  current portion             $    35,787   $    37,755   $
92,238   $    49,000   $    31,000


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION

Entering its 33rd year of business, the Company is primarily involved in exploration and production of natural gas and gold. Fiscal 1995 saw Tri-Valley suffer from severe cash flow constraints attributable to significant operating losses stemming from a short-term plunge in gas prices to 20 year lows and declined production from depleting zones.

On January 30, 1996, Tri-Valley Corporation and its wholly owned subsidiary, Tri-Valley Oil
& Gas Co. filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code seeking to reorganize under the Code. The reasons are detailed in Part I,
Item I of the Form 10-K.
Because of the ongoing nature of the reorganization, the discussions and consolidated financial statements contained herein are subject to material uncertainties. The consolidated financial statements may not be indicative of the results of future operations. The Company has experienced significant operating losses in the last two years stemming from production decline and a temporary plunge in gas prices to 20 year lows. Both production and price have since increased and management expects significant liquidity concerns will be substantially resolved upon emergence from Chapter 11 and the consummation of the proposed plan of reorganization.
In the long term, the reorganized Company's viability will be dependent on its ability to achieve successful future operations.

(On May 24, 1996, a Reorganization Plan was submitted but is not yet confirmed by the
Bankruptcy Court. There can be no guarantee that a Reorganization Plan will be confirmed or that the Company will be able to successfully reorganize.)

The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence nor do the consolidated financial statements reflect adjustments required by "fresh start" reporting. The consolidated financial statements do not reflect the amount of creditors' claims filed, the ultimate settlement of liabilities and contingencies which may be allowed in Chapter 11 reorganization cases or the effect of any changes, including changes in the company's operations, which may result from a plan of reorganization.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
  (Continued)

Results of Operations

Tri-Valley's natural gas discoveries and production raised it into the top 10% of 193 California dry gas operators. Among U.S. petroleum companies ranked annually by the Oil & Gas
Journal, Tri-Valley rose to 225th place giving it a total gain over the past eight years of 169 places.

At the same time, Tri-Valley experienced a dislocation in cash flow when some seemingly assured prospect sales failed to materialize due to abrupt shifts of domestic exploration budgets to foreign venues even as the Company invested heavily in preparing its projects for sale. Thus, anticipated revenue failed to materialize to reimburse forward investment in major projects and significant operating capital was temporarily locked up in unsold inventory. This was dealt with broadly, including reducing overhead, reducing project activity, drawing on unsecured and secured credit lines, and redoubled efforts to market inventory.

During fiscal 1995, Tri-Valley fully extinguished its bank credit line which peaked at $225,000 and eliminated numerous other short-term obligations by consolidation into a financing secured by its producing properties. This is the first secured financing in over 15 years.

After 13 consecutive profitable quarters, revenues plunged during 1994 due to production and a steep drop in natural gas prices ultimately to 20 year lows in 1995. As a producing zone depletes it is operated until it is no longer profitable before plugging it and opening a new zone for flush production. Unless the Company has alternate revenue to offset such declines it creates losses and due to the combination of production and price declines the losses were severe.

Adding to the frustration is the fact that in November 1994, Tri-Valley completed the most significant California on shore dry gas discovery of the year with over 147 net feet of pay in the Webb Tract No. 1 which is still awaiting hook up due to pipeline delays. Thus the Company
(and its partners) has been denied substantial revenue during this period. The only positive aspect is that the gas prices were very low during shut in.

In August 1995, Tri-Valley completed another very substantial well with 113 net feet of pay.
This well was hooked up and at the end of 1995 was selling about 3 million cubic feet of gas per day from one zone and the revenue was beginning to restore the Company's basic cash flow needs.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
  (Continued)

Results of Operations (continued)

It should not be overlooked that a very substantial value of Tri-Valley does not appear on its balance sheet. The Company's hydrocarbon reserves at September 30, 1995 were valued by independent engineers at a net present value of $1,501,000 including the SEC mandatory 10% discount rate up from the July 31, 1995 value of $835,771. Accounting rules require discovered reserves to be carried on the balance sheet at cost of obtaining them rather than the actual future net revenue from producing them. Since Tri-Valley arranges to be carried in the test wells on prospects, it incurs very little cost and, therefore, very little value of discovered reserves appears on the balance sheet despite the fact that reserves are a most important value of the Company, especially from an industry point of view. Also not on the balance sheet, is significant value resulting from more than $1,500,000 in outside investment by third parties who did not earn an interest in the Richardson, Alaska property. These values, in management's opinion, constitute a significant part of the value of the Company even though it is now unrecognized on the balance sheet.

Over $485,000 of Tri-Valley capital is invested in the North Tracy Triad Play composed of three separate prospects with an aggregate reserve target of over 500 billion cubic feet of natural gas.
This play is generated off of Phillips Petroleum Company and Tri-Valley proprietary data and drilling the test well is dependent on Tri-Valley securing other working interest partners.
Normally, major companies and large independents would be the candidates but there has been a massive shift of exploration budgets from U.S. on-shore to overseas just as Tri-Valley brought the first prospect to drillable status. This has denied the Company timely return of capital from sale of the play. Management believes the play offers the chance of exceptional upside to the
Company and is dedicated to getting it sold and drilled.

Similarly, Tri-Valley has invested $1,680,000 (the equivalent of less than 4,500 ounces of gold at today's price) in its Richardson, Alaska lode gold exploration project. A substantial part of this is represented by contract payments of 300,000 shares of Tri-Valley preferred stock, convertible one-for-one into common, to TsNIGRI, the Moscow based Central Research Institute of Geological Prospecting for Base and Precious Metals. TsNIGRI has performed over 1,000 line miles of ground traverses for geological, geochemical, biochemical, hydrochemical sampling and geophysical profiles throughout 225 square miles of Tri-Valley's claim block and surroundings. Over 5,000 samples have been run through a variety of laboratory analysis including over 1,000 samples assayed by Bondar-Clegg, an industry accepted assay house.
Physical gold has been found at 60 locations wide spread over a 20 mile swath on the claims and TsNIGRI has increased their forecast to over 2 million ounces of recoverable gold. At present, this is only a prognostic resource and not a proven reserve. Since 1993, Tri-Valley has spent time assimilating this vast amount of new data to define more specific targets for field confirmation in the future.

Management believes it has demonstrated that the Company possesses a superior mineral property which could reward the shareholders dramatically from discovery success with little downside exposure at present.
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
CONDITION
  (Continued)

In Natural Gas

After very strong predictions of political and supply/demand factors supporting firming of prices for natural gas, the price actually declined due to unseasonably warm winters that left storage stocks high. In the spring and summer of 1995, the west coast gas prices plummeted to 20 year lows. This, coupled with declines in production from existing zones, created severe revenue/expense imbalances for the Company.

Prices began a recovery in the fall of 1995 but are still weak compared to two years ago.

In Gold

The gold price has remained relatively stable as a physical use commodity and does not seem to function significantly as a financial instrument to the extent it did formerly. For instance, international crises do not affect the price substantially. For some years, physical consumption demand has exceeded the newly mined supplies but selling forward by producers and sales into the physical market from central bank hoards has capped any great price increase.

Recently, two items of note that bode well for improving prices and even tighter supply/demand ratio are:

    1. In October 1995, Anglo-American of South Africa, LTD., operator of the world's largest gold mines, announced it could no longer sustain previous production levels and would begin closing shafts, restructuring and laying off.

    2. The lease rate for borrowing gold which normally stays in a range of .8% to
         1% skyrocketed to its highest rates in history peaking briefly at 12% in
         December 1995, although it has since settled well below the peak..

It remains to be seen if a rapidly necessary and sustained price will follow.

The Company has proposed a core and reverse circulation drilling program for the three most advanced targets on its Richardson, Alaska lode gold exploration project. The Company was actively seeking investment to fund the program prior to the filing of Chapter 11 petitions. The purpose was to drill prove reserves at the John Mitchell Lode at the Democrat Dike and drill infer geologic resources at the Banner/Buckeye and Buck/ Shamrock anomalies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
  (Continued)

Comparison of Fiscal Years Ended July 31, 1995 and 1994

Revenues

As productive zones depleted and natural gas prices plunged, Company revenues declined by
35% from $663,960 at July 31, 1994 to $432,377 at July 31, 1995.
Costs and expenses were
reduced similarly and a net loss of $306,844 was recorded in fiscal 1995, slightly more than the
$294,016 loss reported in fiscal 1994.

General and administrative costs declined about 7% from $536,086 in fiscal 1994 to $498,421 in fiscal 1995. Costs of oil and gas leases increased 35% from $75,257 in fiscal 1994 to
$116,285 in fiscal 1995.

Financing the revenue decline largely through borrowing increased interest expense by $24,558 to $65,438 for fiscal 1995 versus $40,880 for fiscal 1994. During fiscal 1995, the Company arranged its first loan secured by its reserves. There being no local institutions making reserve based loans, the financing was arranged through a west Texas oilman from his personal resources. The interest rate was 10%. The six month term was extended for 90 days through
January 30, 1996. Several plans to sell Company reserves and/or raise additional investor capital to pay-off the loan failed. The Company filed voluntary petitions to reorganize under
Chapter 11 of the Code on January 30, 1996. See further descriptions in Part I, Item I of the Form 10-K.

The above loss contributed to a further decline in the gross assets from $3,852,315 in fiscal 1994 to $3,825,053 in fiscal 1995. Stockholder equity declined more sharply from $1,931,849 in fiscal 1994 to $1,713,625 in fiscal 1995.

While natural gas prices remained relatively firm, production revenue declined from depleting zones by $142,163 from $476,365 in fiscal 1994 to $334,202 in fiscal 1995, a drop of 30%.

Costs and Expenses

Costs and expenses soared 32% to $956,376 in fiscal 1994 largely due to the Company writing down $252,119 in non-productive oil and gas leases and California
Mining Claims impacted by
the East Mojave Desert National Park Act. G&A rose slightly due to activities on site at the
Company's gold exploration project at Richardson, Alaska.

Overall, this contributed to a net loss of $294,016, the bulk of which was for write-off of
California mining claims.
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL
CONDITION
  (Continued)

Comparison of Fiscal Years Ended July 31, 1994 and 1993

Revenues

Revenues declined mainly from production declines. However large write-offs of $252,119 in fiscal 1994 exacerbated the situation creating a loss of $294,016 in fiscal 1994 versus a net profit of $14,091 in fiscal 1993.

While natural gas prices remained relatively firm, production declined from depleting zones by
$154,542 from $630,907 in fiscal 1993 to $476,365 in fiscal 1994, a drop of 25%. Overall
revenue declined form $753,126 in fiscal 1993 to $663,960 in fiscal 1994, a drop of $89,166 or about 12%.

After five consecutive years of asset and net asset gain, the losses contributed to a drop from $4,190,116 of gross assets in fiscal 1993 to $3,852,315 in fiscal
1994. Stockholder equity
declined from $2,003,365 in fiscal 1993 to $1,931,849 in fiscal
1994.

Cost and Expenses

Fiscal 1994 saw G & A expenses increase over fiscal 1993 as management strove to bring projects to completion or at least produce revenue. This included additional gold sample efforts at Richardson, Alaska to reclaim saleable gold as well as useful data. Frequent equipment breakdown denied sufficient volume to be processed to produce either. G & A rose from $513,660 in fiscal 1993 to $536,086 in fiscal 1994, an increase of 4%. Interest expense remained about the same.

Comparison of Fiscal Years Ended July 31, 1993 and 1992

Revenues

Due primarily to declined production, sale of natural gas revenues fell sharply by $377,872 to
$753,126 from the record high of $1,130,998 the previous year, a drop of 33%. Specifically, income from gas sales dropped $356,325 to $630,907 from last year's $987,232 a decrease of
36%.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
  (Continued)

Comparison of Fiscal Years Ended July 31, 1993 and 1992 (continued)

Costs and Expenses

During fiscal 1993 the Company made a concerted effort to advance its two major prospects to saleable status which inhibited its ability to reduce overhead. Nevertheless, G & A still decreased slightly down to $513,660 from $527,960 the previous year. Interest on loans increased substantially from $23,359 the previous year to $40,572 in fiscal 1993 and represents the bulk of the increase in operating costs from $712,859 to $723,635 in fiscal 1993. Much of this increase was saved in the form of investment in prospects which the Company may recapture at some future date.

Finally, earnings were further impacted by exceptional tax policy by the State of California.
Reacting to the effect of recessionary economy on state revenues, California temporarily suspended NOL and percentage depletion which resulted in higher state tax rate for the period amounting to approximately $16,000.

                                 ITEM 8. FINANCIAL STATEMENTS
REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Tri-Valley Corporation
Bakersfield, California


We have audited the accompanying consolidated balance sheets of Tri-Valley
Corporation as of July 31, 1995 and 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended July 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Tri-Valley Corporation at July 31, 1995 and 1994, and the results of its consolidated operations and its cash flows for each of the three years in the period ended July 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has experienced significant operating losses in the past two fiscal years. Furthermore, the Company is subject to additional uncertainties, including significant liquidity concerns, which management expects will be substantially resolved upon emergence from bankruptcy. The Company is currently developing a plan of reorganization.
If a plan of reorganization is not approved by the bankruptcy court, there is substantial doubt about the Company's ability to continue as a going concern. In the event a plan of reorganization is approved by the bankruptcy court, the reorganized company plans to adopt fresh start reporting; however, in the long-term, the reorganized company's viability will be dependent upon its ability to achieve successful future operations. As discussed in the notes to the consolidated financial statements, the accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence nor do the consolidated financial statements reflect the adjustments required by fresh start reporting.

                                    BROWN ARMSTRONG RANDALL & REYES
                                    ACCOUNTANCY CORPORATION








Bakersfield, California
October 20, 1995, except for Notes 1, 5, 7, 9, 11, & 12
which are dated May 20, 1996

                                    TRI-VALLEY CORPORATION
                                  CONSOLIDATED BALANCE SHEETS


                                            ASSETS


    July 31,

1995             1994

CURRENT ASSETS

    Cash                                                      $
228,704    $    183,478
    Accounts receivable, trade (Note 6)
295,340         473,167
    Prepaid expenses
 10,841           2,519


         Total Current Assets
534,885         659,164


PROPERTY AND EQUIPMENT, NET (Notes 1 and 2)
           2,915,070
2,796,947


OTHER ASSETS
    Deposits
100,241         110,501
    Investments in partnerships (Note 1)
 (7,152)         (7,152)
    Goodwill (net of accumulated amortization
      of $151,844 at July 31, 1995 and $140,998
      at July 31, 1994 (Note 1)
282,009         292,855

         Total Other Assets
375,098         396,204

         TOTAL ASSETS                                         $
3,825,053    $  3,852,315

                             LIABILITIES AND SHAREHOLDERS' EQUITY


    July 31,

1995           1994
CURRENT LIABILITIES
    Notes and contracts payable (Note 3)                      $
556,279    $    226,843
    Trade accounts payable
125,370         193,009
    Amounts payable to joint venture
      participants
419,169         773,363
    Advances from joint venture participants
627,811         256,322
    Due to related parties
137,300         187,061
    Accrued expenses and other liabilities
209,712         246,113

         Total Current Liabilities
2,075,641       1,882,711

LONG-TERM PORTION OF NOTES AND
  CONTRACTS PAYABLE
 35,787          37,755

COMMITMENTS (Note 9)


SHAREHOLDERS' EQUITY
    Convertible preferred stock, $1.00 par value:
      5,000,000 shares authorized; 300,000
      shares subscribed
300,000         300,000
    Common stock, $.01 par value:
      25,000,000 shares authorized;
      7,337,248 and 7,160,284 issued and
      outstanding at July 31, 1995 and 1994,
      respectively
 73,372          71,603
    Less:  Common stock in treasury, at cost,
      156,925 shares
(28,639)        (28,639)
    Stock options outstanding
191,100         191,100
    Capital in excess of par value
3,284,653       3,197,802
    Accumulated deficit
(2,106,861)     (1,800,017)

         Total Shareholders' Equity
1,713,625       1,931,849

         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY                               $
3,825,053    $  3,852,315

                                    TRI-VALLEY CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             Year
Ended July 31,
                                                         1995
    1994          1993
REVENUES
   Sale of oil and gas                                 $  334,202
  $  476,365    $ 630,907
   Sale of oil & gas prospects                             25,519
      38,224       80,000
   Precious metals revenue                                  9,338
      81,078          -
   Operator fees                                           41,952
                                 62,05038,066
   Interest income                                          8,257
       6,243        4,153
   Other                                                   13,109
         -            -


                                                          432,377
     663,960      753,126
COST AND EXPENSES
   Leases sold, relinquished & impaired                     9,048
     252,119          -
   Oil and gas leases                                     116,285
      75,257       89,303
   General & administrative                               498,421
     536,086      513,660
   Depreciation, depletion & amortization                  48,429
      52,034       80,100
   Interest                                                65,438
      40,880       40,572


                                                          737,621
     956,376      723,635


INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM                                     (305,244)
   (292,416)      29,491


INCOME TAXES (Note 5)                                       1,600
       1,600       20,200


INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                  (306,844)
   (294,016)        9,291


EXTRAORDINARY ITEM - TAX BENEFIT FROM NET
   OPERATING LOSS CARRYFORWARD (Note 5)                       -
         -          4,800


NET INCOME (LOSS)                                      $ (306,844)
 $ (294,016)   $  14,091


EARNINGS (LOSS) PER COMMON SHARE

   Earnings (loss) before extraordinary item           $     (.04)
 $     (.04)   $     -
   Extraordinary item                                         -
         -            -


NET EARNINGS (LOSS)                                    $     (.04)
 $     (.04)   $     -


WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                           7,071,126
   6,911,130    6,476,168

TRI-VALLEY CORPORATION
                                           CONSOLIDATED STATEMENTS
OF CHANGES IN SHAREHOLDERS' EQUITY



                                                      Capital
                                                       in
                                                   Stock
                                             Par      Excess of
Accumulated     Treasury   Preferred  Options   Shareholders'
                                Shares      Value     Par Value
Deficit         Stock       Stock   Outstanding  Equity

Balance at July 31, 1992         6,444,677   $  64,447   $2,930,239
$(1,520,092)  $   (6,000)   $200,000   $191,100    $1,859,694

Issuance of common stock to officers,

  directors and employees           55,600         556      29,024
        -             -           -          -        29,580
Issuance of common stock to investors   -           -           -
         -             -      100,000         -       100,000
Net income                              -           -           -
     14,091            -           -          -        14,091

Balance at July 31, 1993         6,500,277      65,003   2,959,263
(1,506,001)       (6,000)    300,000    191,100    2,003,365

Issuance of common stock to investors660,007     6,600     238,539
       -             -            -          -       245,139
Treasury stock (acquired)              -           -           -
        -         (30,139)         -          -       (30,139)
Treasury stock sold                    -           -           -
        -           7,500          -          -         7,500
Net loss                               -           -           -
   (294,016)          -            -          -      (294,016)

Balance at July 31, 1994         7,160,284      71,603   3,197,802
(1,800,017)      (28,639)     300,000    191,100   1,931,849

Issuance of common stock to officers,
  directors and employees          141,564       1,415      69,505
       -             -            -          -        70,920
Issuance of common stock to investors35,400        354      17,346
       -             -            -          -        17,700
Net loss                               -           -           -
   (306,844)          -            -          -      (306,844)

Balance at July 31, 1995         7,337,248   $  73,372   $3,284,653
$(2,106,861)  $  (28,639)   $ 300,000  $ 191,100   $1,713,625

                                    TRI-VALLEY CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                           Year
Ended July 31,

                                                         1995
   1994         1993
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                   $ (306,844)
 $ (294,016)   $  14,091
   Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

   Depreciation, depletion and amortization                48,429
      52,034       80,100
   (Increase) decrease in accounts receivable             177,827
      53,152      304,133
   Decrease (increase) in prepaid expenses                 (8,322)
      7,830        5,599
   Decrease (increase) in deposits                         10,260
       4,740      (30,000)
   Increase (decrease) in trade accounts payable          (67,639)
      6,249       39,018
   (Decrease) in amounts payable to joint
      venture participants and related parties           (402,020)
   (116,733)    (506,668)
   (Decrease) increase in advances from joint

      venture participants                                371,489
    (123,444)     307,963
   (Decrease) increase in accrued expenses                 (9,475)
     70,100       37,950
   (Decrease) increase in other liabilities               (28,861)
     35,301           -
   (Decrease) increase in income taxes payable
  -             (15,400)
15,400
   Impairment, dry hole and other disposals of property
     and equipment                                        137,667
     257,226        1,128

     Net Cash Provided (Used) by Operating Activities     (77,489)
    (62,961)     268,714

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                  (293,373)
   (387,113)    (739,396)


CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of debt                         540,810
       5,000      285,223
   Principal payments on long-term debt                  (213,342)
   (127,358)     (49,000)
   Proceeds from issuance of common stock                   1,769
       6,600          556
   Proceeds from issuance of preferred stock                  -
         -        100,000
   Purchase of treasury stock                                 -
     (30,139)         -
   Proceeds from issuance of treasury stock                   -
       7,500          -
   Additional paid in capital                              86,851
     238,539       29,025

     Net Cash Provided by Financing Activities            416,088
     100,142      365,804


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                         45,226
    (349,932)    (104,878)

CASH AT BEGINNING OF YEAR                                 183,478
     533,410      638,288

CASH AT END OF YEAR                                    $  228,704
  $  183,478    $ 533,410

                                    TRI-VALLEY CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                            Year
Ended July 31,

                                                          1995
    1994          1993


SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION
   Interest Paid                                       $    65,438
 $   40,880    $  63,479

   Income Taxes Paid                                   $     1,600
 $    1,600    $   1,100


SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING ACTIVITIES
   Non-cash additions to mineral properties:
     Subscription of preferred stock                   $       -
  $      -      $ 100,000

   Unrestricted common stock exchanged for restricted
     common stock used to acquire property and
     retire a note payable:
     Retirement of note payable                                -
      15,000          -
     Treasury shares acquired                                  -
     (30,139)         -
     Treasury shares issued                                    -
       7,500          -
      TRI-VALLEY CORPORATION
                                 NOTES TO FINANCIAL STATEMENTS
                                 JULY 31, 1995, 1994 AND 1993




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   This summary of significant accounting policies of Tri-Valley Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

   Business Combinations

   The information contained in the financial statements and accompanying notes is that of Tri-
   Valley Corporation with which the subsidiary company (Tri-Valley Oil & Gas Co.) has been consolidated.

   Chapter 11 Reorganization

   On January 30, 1996, Tri-Valley Corporation ("TVC") and its wholly owned subsidiary, Tri-
   Valley Oil & Gas Co. ("TVOG") filed voluntary petitions in the United States Bankruptcy
   Court (the "Bankruptcy Court") for the Eastern District of California sitting in Fresno seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code (the "Code"). The companies are currently operating as debtors-in-possession under the Code. The Chapter 11 cases of
   TVC and TVOG have been substantially consolidated under TVC, and TVC continues to file consolidated tax and SEC reports.

   The Company is developing a plan of reorganization. Under this Plan, when completed and confirmed, the Reorganized Company, upon emergence from bankruptcy, will adopt "fresh start" reporting in accordance with the American Institute of Certified Public Accountants'
   Statement of Position 90-7 ("SOP 90-7") - "Financial Reporting by Entities in Reorganization
   Under the Bankruptcy Code." These financial statements and notes thereto do not reflect any adjustment or disclosure since a plan of reorganization has not been filed and/or confirmed by the bankruptcy court.

   A fall back plan is to sell the producing gas reserves.

   Both courses of action provide for full payment of all allowed administrative and priority claims and the distribution of shares of common stock in a reorganized company to unsecured creditors of the Debtor in satisfaction of their allowed claims.

   The Company plans to submit a Reorganization Plan to the Bankruptcy Court on May 24,
   1996. There can be no guarantee that a Reorganization Plan will be confirmed or that the
   Company will be able to successfully reorganize.

   Since the filing of the Chapter 11 case, the Company has been authorized to operate their business as debtors-in-possession. Pursuant to the Code, transactions outside the ordinary course of business require the approval, after notice and hearing, of the Bankruptcy Court and liabilities arising prior to the filing of the petitions under Chapter 11 of the Code may not be paid without prior approval of the Bankruptcy Court.

   Pursuant to the orders of the Bankruptcy Court, the Official Equity Security Holders
   Committee of TVC and the Creditors Committee have been appointed by the U.S. Trustee with authority to obtain counsel and other professionals whose fees are being paid by the
   Debtor. Reorganization related professional fees are being recorded as incurred with the first filing by Debtor's counsel through May 20, 1996 amounting to $27,000. The Company has not been advised of any other professional fees at this time.

   The accompanying consolidated financial statements have been prepared on a going concern basis. As discussed herein, the Company has experienced significant operating losses in the last two fiscal years. Furthermore, the Company is subject to additional uncertainties including liquidity concerns which management expects will be substantially resolved upon emergence from bankruptcy and the consummation of a plan of reorganization. In the long-
   term, the reorganized company's viability will be dependent upon its ability to achieve successful future operations.

   The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence nor do the consolidated financial statements reflect the adjustments required by fresh start reporting. The consolidated financial statements do not reflect the amount of creditors' claims filed, the ultimate settlement of liabilities and contingencies which may be allowed in the
   Chapter 11 reorganization cases or the effect of any changes, including changes in the
   Company's operations, which may result from a plan of reorganization.

   Transfers of assets, including cash payments, prior to the commencement of the Chapter 11 cases could be revised by the Bankruptcy Court if they were determined to constitute preferential transfers or fraudulent conveyances under certain sections of the Code. Upon the reversal of a transaction, the assets returned would be part of the bankruptcy estate of the
   Debtor and would be subject to the claims of the Debtor's creditors. If any assets are returned to the Debtor, the entity from which the assets are recovered would have an unsecured claim against the debtor in the amount of the value of the assets transferred by the
   Debtor to such entity. Since Pre-petition transfers were in the ordinary course of business the Company does not believe any preferential treatment occurred.

   The Chapter 11 filings by the Company operate as an automatic stay against commencement or continuation of any judicial, administrative or other proceedings against the Company; any act to obtain possession of property of or from the Company; or any act to create, perfect or enforce any lien against the Company, any act to obtain possession of property of the estate or of property from the estate or to exercise over the property of the estate.

   The consolidated operating results of the Company for the three years ended July 31, 1995 are not comparable to operations since the filing of bankruptcy petitions on January 30, 1996.
   Cash resources available for existing operations remain significantly limited. There can be no assurance that sufficient liquidity can be generated in the event the plan of reorganization, once developed and confirmed, is initiated or that successful operations can be achieved. The
   Company's ability to maintain its current level of liquidity will depend, in part, upon its ability to achieve improved financial results and its ability, if such becomes necessary, to sell assets.

   History and Business Activity

   Historically an oil and gas exploration and production company emphasizing the Sacramento
   Valley natural gas province, the Company added precious metals exploration in fiscal 1987.
   The Company conducts its oil and gas business primarily through its 33 year old wholly owned oil and gas subsidiary, Tri-Valley Oil & Gas Company
(TVOG).  TVOG is engaged
   in the exploration, acquisition and production of oil and gas properties. At present, the precious metals exploration activities are conducted directly by the parent, Tri-Valley
   Corporation (TVC). TVC has traditionally sought acquisition or merger opportunities within and without the petroleum and minerals industries.

   Basis of Accounting

   The Company prepares its financial statements using the accrual basis of accounting in conformity with generally accepted accounting principles consistently applied. Oil and gas and mining activities are recorded using the successful efforts method of accounting. See discussion below.

   Substantially all of the Company's exploration, development and production activities are conducted jointly with others and, accordingly, the financial statements reflect only the
   Company's proportionate interest in such activities.

   Use of Estimates

   The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period.

   Cash Equivalent and Short-Term Investments

   Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper, and money market accounts purchased with an original maturity date of three months or less.

   Goodwill

   The consolidated financial statements include the net assets purchased of Tri-Valley
   Corporation's wholly owned subsidiary. Net assets are carried at their fair market value at the acquisition date. The excess of acquisition costs over the fair value of assets acquired is included in and has been allocated to goodwill. Goodwill of $433,853 is being amortized on a straight-line basis over 40 years. The carrying amount of goodwill is evaluated periodically.
   Factors used in the evaluation include anticipated cash flows from operating and non-operating mineral properties, as the goodwill originally attached to extractive industry properties. Tri-
   Valley Corporation has not established an allowance for the impairment of goodwill which may be realized should the Company be acquired or merged with another organization.

   Drilling Agreements/Joint Ventures

   Tri-Valley frequently participates in drilling agreements whereby it acts as operator of drilling and producing activities. As operator, TVOG is contingently liable for the activities of these ventures. The Company owns a carried interest and/or overriding royalty interest in such ventures, earning a working interest at payout.

   Receivables from and amounts payable to these related parties
(as well as other related
   parties) have been segregated on the accompanying financial statements. Transactions with these parties are within the ordinary course of business.

   Oil and Gas Property and Equipment (Successful Efforts)

   The Company accounts for its oil and gas exploration and development costs on the successful efforts method. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and complete exploratory wells that find proved reserves and to drill and complete development wells are capitalized. Exploratory dry-hole costs, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed when incurred. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method.

   The net capitalized costs of proved oil and gas properties are limited to the aggregate undiscounted future net revenues related to such properties. If net capitalized costs exceed the undiscounted future net revenues, the excess will be charged to operations. At July 31, 1995 and 1994, no such excess existed.

   Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of operations under leases sold, relinquished and impaired.

   Mineral Property

   All costs related to mineral properties with development potential, including mineral claim acquisition costs and exploration and development expenditures are deferred until the related mineral claims are abandoned, sold or achieve commercial production. At that time, the costs will be either amortized against income from future mining operations or written off.
   Grassroots exploration costs are charged to expense as incurred.

   Mineral Property

   The amount shown for mineral properties and development represents costs to date and does not necessarily reflect present or future values. The full recovery of the above mentioned deferred cost depends on a combination of different factors, including (i) future metal prices
   (ii) the results of future exploration, and discovery and development of ore reserves and (iii)
   to the extent necessary, the procurement of additional capital and financing to carry out future activities. The carrying amount of mineral properties, proved and unproved, is evaluated at least annually and reduced if these properties are impaired.

   Capitalization of Interest

   Interest cost is capitalized on construction and development programs until placed into operation.

   Properties and Equipment

   Property and equipment are depreciated using the straight-line method over the following estimated useful lives:

                      Office furniture and fixtures    3 - 7 years
                      Building                            40 years

   Leasehold improvements are amortized over the life of the lease
(3 years).

   Maintenance and repairs, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Gains or losses on dispositions of property and equipment other than oil and gas are reflected in operations.

   Concentration of Credit Risk

   The Company sells oil, gas and natural gas liquids to various oil and gas purchasers primarily in the northern California region. Credit is extended based on an evaluation of the customer's financial condition, and generally collateral is not required.
Transactions with major
   customers are discussed in detail in Note 6.

   The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.

   Income Taxes

   On January 1, 1994, the Company began accounting for income taxes in accordance with
   SFAS No. 109 which became effective for the year ended July 31, 1994. There was no material affect on the financial statements upon adoption. Pursuant to SFAS No. 109, income taxes are provided based on the liability method of accounting. The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for future expected tax consequences of temporary differences between income tax and financial reporting, and principally, relate to differences in the tax bases of assets and liabilities and their reported amounts, using enacted tax rates in effect for the year in which differences are expected to reverse. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

   Net Income (Loss) Per Common Share

   The calculation of net income/loss per common share is based on the weighted average number of common stock shares outstanding during each period.
The effect of convertible
   preferred stock on the net income/loss per share ratio is considered anti-dilutive and was not included in the computation of earnings per common share for any of the three years presented.

   Reclassification

   Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.

NOTE 2 - PROPERTY AND EQUIPMENT

   Oil and gas properties, and equipment and fixtures consist of the following:


    July 31,

1995            1994
   Oil and Gas - California

   Proved properties, net of accumulated
     depletion of $196,741 at July 31, 1995
     and $178,007 at July 31, 1994                            $
 248,631   $     276,390

   Unproved properties, net of valuation
     provision at July 31, 1995 and 1994(*)
 646,692         722,416

     Total Oil and Gas Properties
 895,323         998,806

   A summary of other property and equipment follows:

   Mining prospects(*)
1,958,273       1,720,205
   Land
  11,281          11,281
   Building net of accumulated depreciation
     of $3,384 at July 31, 1995 and $2,257 at
     July 31, 1994
  41,740          42,869
   Office equipment and leasehold
     improvements net of accumulated
    depreciation of $81,241 at July 31,
    1995 and $79,133 at July 31, 1994
   8,453          23,786

     Total Other Property and Equipment
2,019,747       1,798,141

     PROPERTY AND EQUIPMENT (NET)                             $
2,915,070   $   2,796,947

   (*)Certain unproved oil and mining properties were considered to be impaired at July
     31, 1995 and 1994. Leases sold, relinquished and impaired expense for the year ended July 31, 1995 and 1994, was $9,048 and $252,119,
respectively. Properties
     were evaluated and those that have been drilled unsuccessfully or which management does not plan to drill or mine have been recorded as impaired.

NOTE 3 - NOTES AND CONTRACTS PAYABLE

   Repetition long-tern debt included in Estimated Liabilities
Subject to Chapter 11
   Reorganization Proceedings at July 31, 1995 and 1994 is summarized below:


    July 31,

1995             1994

   Note payable to Estate of John R. Mitchell
     dated April 1, 1991, interest at 12.00%,
     July 31, 1995 and 1994, unsecured;
     monthly payments of $1,000 plus
     interest at 12.00% on the unpaid
     principal.                                               $
   9,000   $      12,000

   Note payable to California Republic Bank dated
     January 16, 1993, at 10.15% secured by 1991
     Chevy Blazer; payable in monthly
     installments of $489 including interest.
     -             2,749

   Note payable to Valliwide Bank dated
     October 26, 1992; unsecured; variable
     interest rate; 1% greater than West Coast
     Prime Rate (7.25% at July 31, 1994);
     monthly payments are $2,750
     principal and accrued interest.  Stated
     annual percentage rate is currently 8.25%.(*)
     -            13,761

   Note payable to Valliwide Bank dated
     March 24, 1993; unsecured; variable
     interest rate; 1% greater than West Coast
     Prime Rate (7.25% at July 31, 1994);
     monthly payments are $3,000
     principal and accrued interest.  Stated
     annual percentage rate is currently 8.25%.
     Renewed July 15, 1994 and extended to
     March 15, 1995.(*)
     -            26,505

   Note payable to Valliwide Bank dated
     December 20, 1993; unsecured; variable
     interest rate; 1% greater than West Coast
     Prime Rate (7.25% at July 31, 1994);
     monthly payments are $2,030 principal
     and accrued interest. Stated annual percentage
     rate at 8.25%.(*)
     -            35,014

    July 31,

1995            1994

   Note payable to Valliwide Bank dated
     April 8, 1994; unsecured; variable interest
     rate; 1% greater than West Coast Prime
     Rate (7.25% at July 31, 1994);
     monthly payments are $3,000 principal
     and accrued interest.  Stated annual
     percentage rate at 8.25%.(*)
     -            39,000

   Note payable to National Bank of Alaska dated
     August 27, 1992; secured by property; payable
     in monthly installments of $539 including
     interest.  Interest rate at 12.00%, July 31,
     1995 and 1994.
  27,255          30,569

   Note payable to Bandera Land Company dated
     December 4, 1992; unsecured; interest at
     10.0%, July 31, 1995 and 1994; interest only
     payable on outstanding balance.
  17,950          15,000

   Note payable to Rudolph C. or Muriel T. Hudson
     dated May 27, 1993; unsecured; interest at
     12%, monthly interest payable with principal
     balance paid in full May 27, 1994.
     -            50,000

   Note payable to Union Bank dated December 18,
     1992; secured by CD's; variable interest rate at
     2.5% greater than West Coast Prime Rate
     (7.25% July 31, 1994); interest only payable
     on outstanding balance. Stated annual percentage
     rate at 9.75%.
     -            40,000

   Note payable to Edgar Moss dated February 22,
     1995; unsecured; interest at 7.20%, monthly
     interest payable with principal balance due
     August 22, 1995. Balance plus interest remain
     outstanding at October 20, 1995, the audit
     report date.
  16,000             -

    July 31,

1995            1994

   Note payable to Laurence B. Flood dated
     July 19, 1995; unsecured; interest at 10.00%,
     monthly interest payable in cash or Tri-
     Valley Corporation unregistered common
     stock at $.30 per share, principal balance
     due July 19, 1999.
  15,000             -

   Note payable to Frank Agar dated April 20,
     1995; secured by properties; interest at
     10.00%; quarterly interest payable with
     principal balance due October 18, 1995.
 100,000             -

   Note payable to Frank Agar dated May 5,
     1995; secured by properties; interest at
     10.00%; quarterly interest payable with
     principal balance due November 1, 1995.
 400,000             -

   Note payable to Imperial Premium Finance,
     Inc., dated June 21, 1995; secured by
     contractual policy; interest at 12.00%;
     payable in monthly installments of
     $654 including interest.
   6,861             -


 592,066         264,598
   Less current portion
 556,279         226,843

   Long-Term Portion of Notes and Contracts Payable           $
  35,787   $      37,755

   Maturities of long-term debt for the five years succeeding July 31, 1995 are as follows:

          July 31,

           1996                                               $
 556,279
           1997
   6,468
           1998
   6,468
           1999
   6,468
           2000
  16,383
        Thereafter
     -

                                                              $
 592,066

   (*)  Line of Credit -  As of July 31, 1995 and 1994, there was
$0 and $114,280, respectively,
   outstanding under the line of credit.

   As a result of the Chapter 11 filing, certain of the Company's pre-petition debt and lease obligations are in default under the terms of the applicable loan and lease agreements and note agreements.

NOTE 4 - RELATED PARTY TRANSACTIONS

   The following were known to the Company to be beneficial owners of 5% or more of the
   Company's outstanding common stock at July 31, 1995:


            Ownership
                                                            Shares
            Percentage

     Edgar L. Moss
482,857               6.6%
     F. Lynn Blystone
431,998               5.9%
     Victor Millar
400,000               5.5%

   Tri-Valley is a general partner and operator of the Tri-Valley
Oil and Gas exploration
   Programs 1971-1 and Martins-Severin Partnerships. Income derived from these activities follows:


Year Ended July 31,
                                                          1995
     1994          1993

     Partnership income                                $   166,731
 $   267,124   $  393,227
     Operator fees                                          19,726
      33,097       29,667

                                                       $   147,005
 $   234,027   $  363,560

   On December 4, 1992, the Company entered an agreement to borrow $15,000 from Bandera
   Land Company which is owned by F. Lynn Blystone and other members of the Blystone
   Family. Interest at 10.0% is payable on the outstanding balance with no stated due date. The balance outstanding at July 31, 1995 and 1994, was $17,950 and $15,000, respectively

   On July 19, 1995, the Company entered an agreement to borrow $15,000 from Laurence B.
   Flood, a shareholder of the Company. Interest at 10% is payable every two months in cash or Tri-Valley Corporation unregistered common stock at $.30 per share at the sole discretion of the Company. The note matures on July 19, 1999. Other terms of the agreement involve the following:

       Principal amount convertible into TVC unregistered common stock at $.30 per share at any time.

       Options on 15,000 shares of TVC unregistered shares at $.50 per share exercisable through July 19, 1999.

       TVC may force exercise of said options if the market quotes a bid price of
        $1.00 per share or higher for at least twenty consecutive trading days.

   On February 25, 1995, the Company's Board of Directors authorized F. Lynn Blystone to receive 100,000 shares of Tri-Valley Corporation common stock at $.50 per share and to reduce F. Lynn Blystone's deferred compensation payable account by the commensurate dollar amount.

   Due to related parties of $137,300 and $187,061 at July 31, 1995 and 1994, respectively, consist of payroll payable to F. Lynn Blystone and other employees of the Company.


NOTE 5 - INCOME TAXES

   At July 31, 1995, the Company had available net operating loss carryforwards for financial statement and federal income tax purposes of approximately
$1,600,000. These loss
   carryforwards expire between 1998 and 2009.

   The Company has reported income tax losses of approximately
$1,600,000 in prior years. In
   general, income tax losses are carried forward to future years to reduce future income taxes.

   A valuation allowance of approximately $700,000 has been provided to offset the benefit of approximately $700,000 from the remaining $1,600,000 loss carryforwards. This valuation allowance is necessary because at July 31, 1995, the available benefits are more likely than not to expire before they can be used. There was not a material change in the tax benefit or the valuation allowance from 1994 to 1995.

   In general, Section 382 of the Internal Revenue Code includes provisions which severely limits the amount of net operating loss carryforwards and other tax attributes that may be used annually in the event that a greater than 50% ownership change (as defined) takes place in any three year period. As of July 31, 1995, the Company had not experienced such a change for purposes of Section 382, however, it is feasible that a change in ownership may occur once a plan of reorganization is finalized and confirmed by the court which could limit the use of loss carryforwards in future periods.

   In the past, the Company has been unable to utilize all of the statutory percentage depletion available for Federal income tax purposes. At July 31, 1995, approximately $520,000 of unused statutory percentage depletion is available to reduce taxable income in future periods.
   There is no expiration date for this carryover.

   Investment tax credits, which have been insignificant, have been available to reduce federal income taxes in certain years where there was taxable income.


NOTE 6 - MAJOR CUSTOMER

   Oil and Gas

   The Company received in excess of 10% of its revenue from various sources (oil and gas sales and mineral royalties) as follows:

                                                            Company

                                              A            B
     C             D
     Year Ended:
        July 31, 1993                        149,537      224,306
    209,998          *
        July 31, 1994                            *        350,249
     78,929          *
        July 31, 1995                            *        213,284
     65,693       52,190

   *  Not a major source during the year.

   Revenues are received from Company B under contractual agreement and management does not anticipate a termination of this relationship. Accounts receivable at July 31, 1995, 1994, and 1993 were $9,524, $56,635, and $31,017, respectively.

   All oil and gas sales have occurred in the northern California gas market.

   Precious Metals

   The Company received all of its precious metals revenue from the following sources:

     Year Ended:                                        Company A
       Company B

        July 31, 1993                                          *
             *
        July 31, 1994                                          *
          81,078
        July 31, 1995                                        9,338
            *

   *Not a major source during the year.


NOTE 7 - EMPLOYEE OVERRIDING ROYALTY PAYABLE

   From time to time the Company negotiates an overriding royalty for the benefit of its employees on plays it sells to third parties. The override is effective only on producing properties. Distribution was originally determined by the Tri-Valley CEO, but in 1992 and
   1993, the compensation committee of the Board of Directors of the Company determined shares of specific officers and the CEO determined the rest. Subsequent to July 31, 1990, the
   Company and the Company's employees participated in one of the major gas discoveries in the Sacramento Valley in some years. From an old farmout, TVOG retained a 2% ORRI and the employee's retained a 1.5% ORRI.

   Further gas discoveries in 1990, 1991, 1993 and 1995 temporarily increased the employee override revenue. As industry conditions limited the amount of interest the Company could keep in its deals, the employee override became a less effective bonus program and management terminated it on new leases. An employee/officer of the Company instituted legal proceedings to claim an additional share of undistributed employer overriding royalty from the period September 1991 to August 1992. This case was settled prior to the bankruptcy filing for an amount immaterial to the Company (see Note 9).

   The financial statements at July 31, 1995 and 1994, include a liability for unpaid employee overriding royalty of $77,884 and $68,315, respectively. This liability will be eliminated in the second quarter of fiscal year 1996, when the case was settled for a diminimus amount.
   The program was terminated on January 1, 1996, with an effective date of December 1, 1995 which will result in addition to income of $77,884 in the second quarter ending January 31,
   1996.

NOTE 8 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS AND
           CLASSES OF

   Products or Services

   The company's operations are classified into two principal industry segments. Following is a summary of segmented information for 1995, 1994, and 1993:


Precious
                                                 Oil & Gas
Metals         Total

   Year Ended July 31, 1995
     Total Revenues                            $     423,039    $
     9,338   $    432,377

     Income (Loss) Before Taxes                $    (314,582)   $
     9,338   $   (305,244)
     Income Taxes                                      1,600
       -            1,600

     Net Income (Loss)                         $    (316,182)   $
     9,338   $   (306,844)

     Property, Plant and
       Equipment Additions, Net                $     (97,914)   $
   191,663   $     93,749

     Depreciation, Depletion and
       Amortization                            $      48,429    $
       -     $     48,429

     Total Assets                              $   2,145,038    $
 1,680,015   $  3,825,053

   Year Ended July 31, 1994
     Total Revenues                            $      582,882   $
    81,078   $    663,960

     Income (Loss) Before Taxes                $    (373,494)   $
    81,078   $   (292,416)
     Income Taxes                                      1,600
       -            1,600

     Net Income (Loss)                         $    (375,094)   $
    81,078   $   (294,016)

     Property, Plant and
       Equipment Additions, Net                $     (93,310)   $
    (8,653)  $   (101,963)

     Depreciation, Depletion and
       Amortization                            $      52,034    $
       -     $     52,034

     Total Assets                              $   2,363,963    $
 1,488,352   $  3,852,315

NOTE 8 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS AND
           CLASSES OF (Continued)

   Products or Services (Continued)

Precious
                                                 Oil & Gas
Metals         Total

   Year Ended July 31, 1993
     Total Revenues                            $     753,126    $
       -     $    753,126

     Income Before Taxes                              29,491
       -           29,491
     Income Taxes                                    (15,400)
       -          (15,400)

     Net Income                                $      14,091    $
       -     $     14,091

     Property, Plant and
       Equipment Additions, Net                $     300,114    $
   422,602   $    722,716

     Depreciation, Depletion and
       Amortization                            $      80,100    $
       -     $     80,100

     Total Assets                              $   2,693,110    $
 1,497,006   $  4,190,116


NOTE 9 - COMMITMENTS

   On May 2, 1992 the Board of Directors approved the following compensatory stock option plans for directors, officers and employees:

       Outside directors - awarded purchase options for up to 30,000 shares each at
        $.50 per share and an additional 40,000 shares each at $.55 per share, with an expiration date of September 14, 1995. The expiration date was extended to
        September 14, 1997, by the Board of Directors.

       Officer - awarded purchase options for up to 100,000 shares at $.50 per share.

   On August 29, 1992, the Board of Directors of Tri-Valley Corporation awarded to Blystone, an employee, the option to purchase 100,000 shares of Tri-Valley Corporation stock at $.50 per share with such option price increasing to $.60 per share on any outstanding options effective September 14, 1992, and to $.75 per share on any outstanding options on September
   14, 1994. Any stock purchases through this option will be unregistered common stock and subject to Rule 144. The option will be effective only while Blystone is employed by Tri-
   Valley and shall terminate in any event, September 14, 1997.

   Pursuant to corporate resolutions, the Board of Directors granted the president authority to sell the following unregistered stock of Tri-Valley Corporation for not less than the amount indicated. All resolutions were approved in prior years, except Authority V which occurred during the year ended July 31, 1995. As of July 31, 1995, the following shares remained under authority to sell:

                          Shares                Minimum
Shares
           Authority      Approved             Price
Remaining

              I         1,000,000              $ .35
  47,311
             II         1,000,000              $ .55
     -
            III         1,000,000              $ .50
     -
            IV          1,000,000              $ .50
 440,823
            V           1,000,000              $ .25
1,000,000

   The Company conducts its operations from leased facilities. The lease, which is for one year, is classified as an operating lease and expires on July 1, 1996, with two one year options to renew.

   The following is a schedule, by years, of future minimum rental payments required under this lease as of July 31, 1995:

        July 31, 1996                              $    14,850

        Total minimum payments required            $    14,850

   In February, 1991, Tri-Valley signed an agreement with the Moscow based Central Research
   Institute of Geological Prospecting for Base and Precious Metals (TsNIGRI). The agreement called for TsNIGRI to demonstrate their proprietary technology for evaluating large areas of covered sub-arctic terrain for precious metals on Tri-Valley's then 64 square mile lode gold claim block at Richardson, Alaska.

   The agreements called for Tri-Valley to pay the Institute in convertible preferred stock of Tri-
   Valley Corporation. TsNIGRI has earned, and Tri-Valley has paid 200,000 shares for FY
   92/93 work and paid another 100,000 shares for FY 93/94 work upon receiving the report of most recent activity.

   The Company is paying TsNIGRI $1,500 per month as compensation for not converting the preferred stock into common stock.

   Litigation

   Unless otherwise noted, since the filing by the Company of the Chapter 11 petitions, prosecutions of all pre-petition claims against the Company have been stayed by the automatic stay imposed by the Code. Leave to lift the stay and allow the actions to proceed may be sought from the Bankruptcy Court by the Company or other affected parties.

   In general, the following lawsuits (other than those that have been settled) seek damages that, in management's opinion, would constitute only a general unsecured claim against the
   Company. However, in certain cases, the plaintiffs could claim that their recovery, if any, would be entitled to priority treatment as an administrative claim. Once finalized, management believes that if the Reorganization Plan is confirmed, none of the following lawsuits will have a material effect on the reorganized company's financial position and results of operations.

   There is presently a lawsuit pending between the Company and Carl Mitchell for payment of advance royalties allegedly due the Estate of John R. Mitchell on the Richardson, Alaska
   property as well as a reimbursement of certain expenses allegedly incurred for the benefit of the Richardson property. The Company disputes the claim. The amount claimed is not material to the Company.

   Subsequent to December 31, 1995, a lawsuit between the Company and Helen L. O'Brien, former TVC\TVOG vice president and secretary-treasurer concerning her claim for additional compensation from the Employee Overriding Royalty Program was settled (see Note 7). The settlement amount is not material to the Company.

   In fiscal year 1995, the Company settled a dispute with Armstrong Petroleum Corporation without commencement of litigation in exchange for the transfer of an interest which was not material to the Company.


NOTE 10 - COMMON STOCK

   On April 21, 1995, the Company's Board resolved that common stock of Tri-Valley
   Corporation be increased from 15,000,000 shares authorized to 25,000,000 shares. Shares may be issued with approval of the Company's Board of Directors.

NOTE 11 - NOTE PAYABLE - OPERATING LOAN

   On April 20, 1995, the Company borrowed $100,000 from Frank Agar. On May 5, 1995, the Company borrowed an additional $400,000. Proceeds of these borrowings were used to pay down the Company's outstanding line of credit and other liabilities. The remaining proceeds were used to fund current operations. Interest is payable quarterly at 10% of the outstanding balance. The proved oil and gas properties of the Company have been used to secure the notes. On September 25, 1995, the Company borrowed an additional $120,000.
   The note dated April 20, 1995 matured on October 18, 1995. The two additional notes matured on November 1, 1995.

   A 90 day extension was granted by Frank Agar on November 1, 1995, and as of that date negotiations were ongoing. The Company pursued several alternatives to satisfy these obligations prior to seeking protection under Chapter 11 of the Bankruptcy Code. Once negotiations with the lender failed and reasonable offers for the properties owned by the
   Company did not fully materialize the Company was forced to file the voluntary petitions.


NOTE 12 - GOING CONCERN

   The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported recurring net losses for the years ended July 31, 1995 and 1994. As a result, an accumulated deficit of $2,106,861 has been reported in the stockholders' equity section at July 31, 1995.

   Furthermore, the Company is subject to additional uncertainties, including significant liquidity concerns, which management expects will be substantially resolved upon emergence from bankruptcy. The Company is currently developing a plan of reorganization. If a plan of reorganization is not approved by the bankruptcy court, there is substantial doubt about the
   Company's ability to continue as a going concern. In the event a plan of reorganization is approved by the bankruptcy court, the reorganized company plans to adopt fresh start reporting; however, in the long-term, the reorganized company's viability will be dependent upon its ability to achieve successful future operations. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence nor do the consolidated financial statements reflect the adjustments required by fresh start reporting.

NOTE 13 - SUBSEQUENT EVENTS - OIL AND GAS RESERVES

   Subsequent to July 31, 1995, Tri-Valley drilled, completed and placed on production a well known as Martins-Severin #5. The reserves from this well were evaluated and estimated as an addendum to the Company's reserve report prepared by independent engineering consultants. Based on the reserve report (unaudited), the estimated recovery from the new well is a significant addition to gas reserves determined at the effective valuation date. The following represents the estimated reserves for Martins-Severin #5 well at July 31, 1995, had the well been completed by that date (unaudited):

                                          Net Proved
                                      Developed Reserves

Future
      Category             Gas Mcf        Liquids bbls       Net
Income      Present Value

   Producing
     Company
       Operated               329,300               -     $
319,500    $       211,000

   Since the above report, one zone of this multizone well has been placed on production at a steady 3 million cubic feet per day which could enable the above reserves future net income and present value to be substantially increased.


NOTE 14 - PROSPECTIVE ACCOUNTING PRONOUNCEMENTS

   Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be
   Disposed of (SFAS 121)

   In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of
   Financial Accounting Standards (SFAS) No. 121. This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the Company's capitalization methods, the Company periodically assessed its proved properties for impairments by comparing the aggregate net book carrying amount of all proved production properties with their aggregate future net cash flows. The new statement requires that the impairment review be performed on the lowest level of asset grouping for which there are identifiable cash flows. In the case of the Company, this will result in a property by property impairment review.

   Management is currently assessing the impact, if any, which this new accounting standard, when adopted in 1996, will have on the Company.
   TRI-VALLEY CORPORATION
                     SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS
PRODUCING
                                    ACTIVITIES (UNAUDITED)


The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by the Company located solely in the United States. Proved reserves represent estimated quantities of crude oil and natural gas which geological and engineering data demonstrate to be reasonably certain to be recoverable in the future from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells, with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells for which relatively major expenditures are required for completion.

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the three years ended July 31, 1995.
Such analyses are subject to
numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

These estimates are furnished and calculated in accordance with requirements of the Financial
Accounting Standards Board and the Securities and Exchange Commission (SEC). Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company.
Management's investment and operating decisions are based upon reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves, and upon different price and cost assumptions from those used here.

It should be recognized that applying current costs and prices and a 10 percent standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization at July 31 are as follow:

                                                         Year Ended
July 31,
                                                  1995
1994            1993
   Aggregate capitalized costs:
    Proved properties                          $    445,372   $
454,397    $    445,161
    Unproved properties                             646,692
722,416         825,502
    Accumulated depletion,
     depreciation and amortization                 (196,741)
(178,007)       (147,945)

   Net capitalized costs                       $    895,323   $
998,806    $  1,122,718

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during 1995:

                                                         Year Ended
July 31,
                                                  1995
1994            1993
   Acquisition of producing properties
    and productive and non-productive
    acreage                                    $     45,748   $
 34,855    $     86,067
   Exploration                                         (275)
 29,693          30,700
   Development                                          -
    -                -

                                               $     45,473   $
 64,548    $    116,767

Results of operations from oil and gas producing activities

The results of operations from oil and gas producing activities are as follows:

                                                         Year Ended
July 31,
                                                  1995
1994            1993

   Sales to unaffiliated parties               $    334,201   $
440,776    $    630,907
   Production costs                                (116,285)
(75,257)        (89,303)
   Depletion, depreciation and
    amortization                                    (37,582)
(41,189)        (80,100)
                                                    180,334
324,330         461,504
   Income tax expenses                              (58,438)
(118,761)       (163,237)

   Results of operations from
     activities before extraordinary
     items (excluding blending
     operations, corporate overhead
     and interest costs)                       $    121,896   $
205,569    $    298,267

Changes in estimated reserve quantities

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at July 31, 1995, 1994 and 1993 and changes in such quantities during each of the years then ended, were as follows:

                              1995                   1994
        1993
                           Oil        Gas         Oil        Gas
      Oil       Gas
                          (BBL)       (MCF)      (BBL)       (MCF)
    (BBL)      (MCF)
Proved developed and
 undeveloped reserves:

 Beginning of year           378    2,233,805       253
2,048,846     1,069   2,816,986
 Revisions of previous
  estimates                   96     (301,552)      212
111,296      (502)   (401,654)
 Extensions, discoveries
  and other additions        -        203,392       -
337,772        -           -
 Production                 (107)    (247,414)      (87)
(264,109)     (314)   (366,486)

 End of year                 367    1,888,231       378
2,233,805       253   2,048,846

 Proved developed reserves:

  Beginning of year          378    2,233,805       253
2,048,814     1,069   2,816,989

  End of year                367    1,888,231       378
2,233,805       253   2,048,846

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves

A standardized measure of discounted future net cash flows is presented below for the three years ended July 31, 1995.

The future net cash inflows are developed as follows:

(1) Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
(2) The estimated future production of proved reserves is priced on the basis of year-end prices.*
(3) The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year end cost estimates.
(4) The resulting future net revenue streams are reduced to present value amounts by applying a ten percent discount.


*- In July 1995, when Tri-Valley's reserves were calculated, west coast dry gas prices dipped briefly to a 20 year low.

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves
(Continued)

Disclosure of principal components of the standardized measure of discounted future net cash flows provides information concerning the factors involved in making the calculation. In addition, the disclosure of both undiscounted and discounted net cash flows provides a measure of comparing proved oil and gas reserves both with and without an estimate of production timing. The standardized measure of discounted future net cash flow relating to proved reserves reflects income taxes.

                                                  1995
1994            1993

   Future cash in flows                        $  2,097,633   $
4,120,625    $ 3,530,211
   Future production and
     development costs                             (713,275)
(1,007,555)    (1,216,964)
   Future income tax expenses                       (84,761)
(468,662)      (206,818)

   Future net cash flows                          1,299,597
2,644,408      2,106,429

   10% annual discount for
     estimated timing of cash
     flows                                          463,826
1,067,381        763,159

   Standardized measure of
     discounted future net
     cash flow                                 $    835,771   $
1,577,027    $ 1,343,270

Changes in standardized measure of discounted future net cash flow from proved reserve quantities

This statement discloses the sources of changes in the standardized measure from year to year.
The amount reported as "Net changes in prices and production costs" represents the present value of changes in prices and production costs multiplied by estimates of proved reserves as of the beginning of the year. The "accretion of discount" was computed by multiplying the ten percent discount factor by the standardized measure as of the beginning of the year. The "Sales of oil and gas produced, net of production costs" is expressed in actual dollar amounts.
"Revisions of previous quantity estimates" is expressed at year-end prices. The "Net change in income taxes" is computed as the change in present value of future income taxes.

Changes in standardized measure of discounted future net cash flow from proved reserve quantities (Continued)

                                                  1995
1994           1993

   Standardized measure - beginning of year    $  1,577,027   $
1,343,270    $ 1,780,000

   Sales of oil and gas produced, net of
     production costs                              (217,916)
(365,519)      (541,604)

   Revisions of estimates of reserves
     provided in prior years:
     Net changes in prices and production
       costs                                       (779,545)
207,674           (850)
     Revisions of previous quantity
       estimates                                   (343,769)
(222,590)      (801,092)

   Extensions, discoveries and improved
     recovery                                       231,867
675,544            -

   Accretion of discount                            (15,794)
200,492        768,289

   Net change in income taxes                       383,901
(261,844)       138,527

   Net increase (decrease)                         (741,256)
233,757       (436,730)

   Standardized measure - end of year          $    835,771   $
1,577,027    $ 1,343,270

                                           PART III


ITEM 9 - DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following information, as of July 31, 1995, is furnished with respect to each director:

                                      Year First
                                      Elected as
        Position With
      Name of Director      Age       Director(1)    Term Expires
*           Company

   F. Lynn Blystone          60          1974          August 19
          President,

          Chief Executive

          Officer and

          Acting CFO

   J. Bruce Carruthers, II(1) 61         1982          August 19
          None

   Dennis P. Lockhart        48          1982          August 19
          None

   Terrance L. Stringer                54               1982
         August 19   None

   Milton J. Carlson         65          1985          August 19
          None

   Earl H. Beistline         79          1992          August 19
          None

   Loren J. Miller           50          1992          August 19
          None

   * - Term as director continues until his successor is duly elected upon annual shareholders meeting or duly appointed during the interim.

   (1)  Resigned, effective January 26, 1996

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
(Continued)

   The following is a list of Tri-Valley executive officers, their ages and their positions and offices, as of July 31, 1995:

         Name               Age             Position and Date
Elected to Position

   F. Lynn Blystone          60           President and Chief
Executive Officer, Tri-Valley
                                          Corporation and
Tri-Valley Oil & Gas Company
                                          (October 9, 1981)

   Helen L. O'Brien(1)       38           Vice President and
Secretary/Treasurer
                                          (May 2, 1992)
(October 9, 1987)
                                          Tri-Valley Corporation
and Tri-Valley Oil & Gas Co.

   (1) On December 4, 1996  Helen O'Brien was terminated for cause.

                                    TRI-VALLEY CORPORATION
                               DIRECTORS AND EXECUTIVE OFFICERS
                                           JULY 1995


F. Lynn Blystone - 60                       President and Chief
Executive Officer         1974
                                            Tri-Valley Corporation,
and its wholly
                                            owned subsidiary,
Tri-Valley Oil & Gas
                                            Co., Bakersfield,
California

    Mr. Blystone became president of Tri-Valley Corporation in October, 1981, and was
    nominally vice president from July to October, 1981. His background includes institution management, venture capital and various management functions for a mainline pipeline contractor including the Trans Alaska Pipe-line Project. He has founded, run and sold companies in several fields including Learjet charter, commercial construction, municipal finance and land development. He is also president of a family corporation, Bandera Land
    Company, Inc., with real estate interests in Kern, Riverside and Orange Counties California.
      A graduate of Whittier College, California, he did graduate work at George Williams
    College, Illinois in organization management. He gives full time to Tri-Valley.

J. Bruce Carruthers, II - 61                President, Hexagon
Resources               (1)1982
                                            Group, S.A., Flagstaff,
Arizona

    After 17 years of service with Occidental Oil & Gas Corporation, Mr. Carruthers took voluntary early retirement at the end of 1989 to become president and chairman of the board of Hexagon Resources, Inc., a mining exploration and development company chartered in
    Nevada, with mining operations in Guyana, Bolivia and Argentina. At Occidental, he was
    director of international trade and responsible for collection of over $100 million dollars of
    Occidental's receivables in its various international operations through counter trade, which involved the trading of a wide variety of commodities worldwide. His career with
    Occidental included planning manager for Occidental's world wide oil and gas activities, manager of new ventures and manager of oil movements for the Cano Limo Field in Bogota,
    Colombia. Prior to service with Occidental he was president of Business Information
    Display, Inc., a San Diego energy database publisher. Earlier he worked for Mobil in New
    York and Tripoli, Libya in petroleum supply and distribution and for Texaco's economics department in New York. A graduate of Princeton University in geology, he has a master's degree in mineral economics from Pennsylvania State University.

(1)  Resigned, effective January 26, 1996.

Terrance L. Stringer - 54                   Executive Vice
President                      1982
                                            Huntway Refining
Company
                                            Wilmington, California

    Mr. Stringer is responsible for refinery supply, planning and intermediate product marketing of Huntway, a NYSE limited partnership with three refineries in the United States. Prior to that he was vice president of supply and marketing of Golden West Refinery in Santa Fe
    Springs, California. He was formerly president of several subsidiaries of Tosco Corporation including TPFC which purchases, balances and trades gas supplies for the Avon Refinery,
    Toscogen, Inc. which provides co-generation services, Teorco a heavy oil producer and was general manager oil, gas and minerals for Tosco Corporation. Prior to that he spent 9 years with Standard Oil of California (now Chevron) in finance, supply and trading including 3 years in the London Crude trading office. He holds a B.Sc. in chemical engineering from the University of Illinois and a M.B.A. from UCLA.

Dennis P. Lockhart - 48                     President
                       1982
                                            Heller International
Group, Inc.
                                            Chicago, Illinois

    After service as a corporate banking officer of Citibank since 1971, most recently as vice president in the Central and South America Group responsible for debt-to-equity conversions,
    Mr. Lockhart has become president of Heller International, an old line firm now owned by
    Fuji Bank Group. Heller provides financing in 20 countries. While with Citibank, Mr.
    Lockhart served the bank's international operations in Jedda and Riyahd, Saudi Arabia;
    Athens, Greece; Beirut, Lebanon; and as executive vice president of Iranian's Bank of
    Tehran, Iran. He then served as vice president and regional executive for corporate banking in the seven southeastern states and Puerto Rico for Citicorp
(USA) Inc.  A graduate of
    Stanford University, he has an M.A. from John Hopkins
University.

Milton J. Carlson - 65                      Investor, Kalispell,
Montana                  1985

    Mr. Carlson is a principal in Earthsong Corporation which, in part, consults on environmental matters and performs environmental audits for government agencies and public and private concerns. Until its merger with another firm, Mr. Carlson formerly was vice president and corporate secretary of Union Sugar Company, a $100 million unit of Sara Lee
    Corporation. He was involved in representing industrial end users of energy through the
    California Manufacturers Association as the former chairman of the CMA steering committee of the standing energy and environmental committees. Mr. Carlson was also the energy and environmental representative with Sara Lee energy advisory group and monitored related matters before the California Public Utilities Commission and Energy Commission as well as serving as the legislative representative in Sacramento and Washington, D.C. Mr.
    Carlson attended the University of Colorado at Boulder and the University of Denver.

Loren J. Miller, CPA - 50                   Controller
                       1992
                                            Petro America, Inc.
                                            Long Beach, California

    Mr. Miller has served in a treasury and chief financial officer capacity as vice president successively of Hershey Oil Corporation, Mock Resources, Inc., and McMullen Oil
    Company. Prior to that he was vice president and general manager of Tosco Production
    Finance Corporation and formerly a senior auditor with Touche
Ross & Co.  He is
    experienced in exploration, production, product trading, refining and distribution as well as corporate finance. He holds a B.S. in accounting and an M.B.A. in finance from the
    University of Southern California.

Earl H. Beistline, LLD. - 79                Mining Consultant
                       1992
                                            Fairbanks, Alaska

    Dr. Beistline is chairman of the Alaska State Minerals Commission and Dean Emeritus of
    the School of Mineral Industry of the University of Alaska. Born in Juneau, he has achieved a special position in Alaska during its transition from territorial status into statehood. He has numerous honors from local, state and federal governments, academia, professional and civic organizations and the mineral industry. An active miner in the Central-Circle Mining
    District, Dr. Beistline also serves as a director of one of the state's primary companies,
    Usibelli Coal Mines, Inc. He holds a Bachelor of Mining Engineering, Engineer of Mines and Honorary Doctor of Law degree from the University of Alaska.
                                             STAFF

Helen L. O'Brien - 38                       Vice President and
Secretary/Treasurer             (1)
                                            Tri-Valley Corporation
    Beginning May 14, 1987, Mrs. O'Brien joined the Company as accounting supervisor and was appointed secretary-treasurer of the Companies on October 9, 1987. Appointed vice president of the Companies May 2, 1992. An attendee of the College of DuPage, Illinois,
    Mrs. O'Brien became office manager of Colonial Cold Storage and then administrative assistant to the co-owner of Ashley's Ltd., a real estate firm in Chicago, handling all financial statements, hiring and training of a staff of 78, all purchasing, etc. She later served in the accounting division of the Kern County, California Sheriff's Department and
    subsequently with the Certified Public Accountants firm of Richardson and Ashland.

    (1)  Terminated for cause December 4, 1996.

Craig M. Lynch, Esq. - 37                   House Counsel
    Mr. Lynch is a corporation and business litigation attorney experienced in petroleum, minerals, real estate and contract law. He is in petroleum production purchases. Mr. Lynch holds a B.A. in history and a J.D. in law from Loyola - Marymount University. He is a member of the State Bar of California.


ITEM 11 - MANAGEMENT REMUNERATION AND TRANSACTIONS

    The following table and the accompanying notes show the remuneration paid by Tri-Valley
    Company during its last fiscal year to all officers and directors. No executive officer or director received remuneration exceeding $100,000 during fiscal 1995, and no officer or director received contingent remuneration during that year.

                                                    Capacities
         Name of Individual or                       in which
                      Cash
           Persons in Group           Served       Compensation
              Other Benefits

    Executive Officers (4 persons)        (1)      $  246,000
             $  100,000 (2)
    Directors (6 persons)                               4,400
                  3,360

    (1) Mr. F. Lynn Blystone, President and Chief Executive Officer (TVC); Mrs. Helen L.
         O'Brien, Vice President and Secretary/Treasurer, Dr. Tom Wilson, Vice-President of
         Minerals (TVC); and Mr. Robert Cohan, Vice President of Operations (TVOG) were the only officers compensated for their services as officers.

    (2) At July 31, 1992, F. Lynn Blystone was employed under terms of an employment contract which provided, among other conditions, rights to severance pay up to
         $100,000 in the event of the sale of the Company. In such event he could, under the terms and conditions of his contract, be eligible for severance pay if he were terminated within twelve months of such sale, or if authority subsequent to sale were reduced, be eligible for severance pay if he resigned. This agreement was approved by the Board of Directors and ratified by the shareholders.
ITEM 12 - SECURITY
 OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

    (a) Set forth below is certain information concerning persons who are known by Tri-Valley
         Corporation to own beneficially more than 5% of the Company's voting shares on July
         31, 1995:

                                          Name & Address of
     Number of      Percent
            Title of Class                Beneficial Owners
  Shares Owned      of Class

       Common stock, $.01 par value       Edgar L. Moss
   482,857             6.6%
       Common stock, $.01 par value       F. Lynn Blystone
   431,998             5.9%
       Common stock, $.01 par value       Victor Millar
   400,000             5.5%

    (b) The following table sets forth, as of July 31, 1995, information concerning the beneficial ownership of equity securities by all directors and officers of the Company as a group:

                                          Common Stock
            Name of Beneficial Owner      $.01 Par Value
     Percent of Class

         All directors and officers
         774,420
10.15%
          as a group (10 persons)

    (c)  Other than the initial Plan of Reorganization filed May
24, 1996, and subject to
         confirmation, the Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    (a)  None.

                                            PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON
FORM 8-K


                  Page(s)
    (a)1.  CONSOLIDATED FINANCIAL STATEMENTS

           The following consolidated financial statements of Tri-Valley Corporation are included in Part II, Item 8:

           Report of independent auditors
                   24-25

           Balance sheets - July 31, 1995 and July 31, 1994
                   26-27

           Statements of operations - years ended July 31, 1995,
           1994 and 1993
                      28

           Statements of changes in shareholders' equity -- years
           ended July 31, 1995, 1994 and 1993
                      29

           Statements of cash flows -- years ended July 31, 1995, 1994 and 1993
                    30-31

           Notes to financial statements
                   32-52


       2.  FINANCIAL STATEMENT SCHEDULES

           The financial statement schedules of the Company filed herewith are listed below.
           Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statements and notes thereto.

           Schedule V - Property, Plant & Equipment
           Schedule VI - Accumulated Depreciation, Depletion &
Amortization

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

       3.  EXHIBITS

           Not applicable.

     (b)    REPORTS ON FORM 8-K

            Robert A. Cohan resigned as vice president, operations, of Tri-Valley Oil and Gas
            Company effective April 14, 1995.

            Thomas A. Wilson resigned as vice president, minerals, of Tri-Valley Corporation effective June 1, 1994.

            Frank M. Agar, resigned as president of Tri-Valley Oil & Gas Company effective
            September 28, 1995.

            Helen L. O'Brien, vice president, secretary and treasurer was terminated effective
            December 4, 1995.

            J. Bruce Carruthers II, director, resigned January 26,
1996.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The Board of Directors
Tri-Valley Corporation
Bakersfield, California


The audits referred to in our report to Tri-Valley Corporation dated October 20,
1995 which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedules contained herein.

In our opinion, such financial statements present fairly the information set forth therein.

                             BROWN ARMSTRONG RANDALL & REYES
                             ACCOUNTANCY CORPORATION





Bakersfield, California
October 20, 1995

                                                      TRI-VALLEY
CORPORATION
                                             SCHEDULE V - PROPERTY,
PLANT & EQUIPMENT
                                             YEARS ENDED JULY 31,
1995, 1994 AND 1993


Productive    Productive    Non Productive
                                                        Leasehold
 Oil & Gas     Oil & Gas      Oil & Gas     Mining
                                  Land      Building     Equipment
Improvements   Leases         Leases       Prospects     Totals

Balances at
 July 31, 1991                   $      -    $       -   $  83,593
$     5,748   $   184,511   $     268,489   $ 623,462   $1,165,803
Additions at
 Cost                                   -           -       41,238
         -        256,041         366,659     486,004    1,149,942
Deletions at
 Cost                                   -           -       32,538
         -             -           44,403      35,062      112,003

Balances at
 July 31, 1992                          -           -       92,293
      5,748       440,552         590,745   1,074,404    2,203,742
Additions at
 Cost                               11,281      45,124       5,553
         -         23,780         247,658     435,314      768,710
Deletions at
 Cost                                   -           -        1,210
         -         19,171          12,901      12,712       45,994

Balance at
 July 31, 1993                      11,281      45,124      96,636
      5,748       445,161         825,502   1,497,006    2,926,458
Additions at
 Cost                                  -           -           539
        -           9,236          60,087     317,251      387,113
Deletions
 at Cost                               -           -           -
          -            -           163,173      94,052      257,225

Balances at
 July 31, 1994                      11,281      45,124      97,175
      5,748       454,397         722,416   1,720,205    3,056,346
Additions at
 Cost                                  -           -         5,193
        -             -            50,111     238,068      293,372
Deletions at
 Cost                                  -           -        18,422
        -           9,025         125,835         -        153,282

Balances at
 July 31, 1995                   $  11,281   $  45,124   $  83,946
$     5,748   $   445,372   $     646,692   $1,958,273  $3,196,436

TRI-VALLEY
CORPORATION
                                 SCHEDULE VI - ACCUMULATED
DEPRECIATION, DEPLETION & AMORTIZATION
                                             YEARS ENDED JULY 31,
1995, 1994 AND 1993




 Accumulated


Depreciation        Depletion         Amortization         Totals


Balances at July 31, 1992
54,375      $     106,482      $       5,748      $     166,605

Additions at Cost
11,230             58,024                 -              69,254
Retirements at Cost
1,089             16,561                 -              17,650

Balances at July 31, 1993
64,516            147,945              5,748            218,209

Additions at Cost
11,126             30,062                -               41,188
Retirements at Cost
- -                  -                  -                  -

Balances at July 31, 1994
75,642            178,007              5,748            259,397

Additions at Cost
11,129             26,454                -               37,583
Retirements at Cost
7,894              7,720                -               15,614

Balances at July 31, 1995                                $
78,877      $     196,741      $       5,748      $     281,366

                                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 , 1996By:

                                          F. Lynn Blystone
                                          President, Chief
Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:


                                 , 1996By:

                                          Earl H. Beistline,
Director


                                 , 1996By:

                                          Milton J. Carlson,
Director


                                 , 1996By:

                                          Dennis P. Lockhart,
Director


                                 , 1996By:

                                          Loren Miller, Director


                                 , 1996By:

                                          Terrance L. Stringer,
Director