Form 10-K/A
period 1995-07-31
TRI VALLEY CORP
filed 1996-09-12
CIK 22551

10K/A
AMEND NUMBER 1




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

Documents incorporated by reference:      None
The total number of pages in this Form 10-K are 70.
The Index of Exhibits included in this Form 10-K is located at page
65.
                                          SIGNATURES


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


                                 , 1996By:

                                          F. Lynn Blystone
                                          President, Chief
Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:


                                 , 1996By:

                                          Earl H. Beistline,
Director


                                 , 1996By:

                                          Milton J. Carlson,
Director


                                 , 1996By:

                                          Dennis P. Lockhart,
Director


                                 , 1996By:

                                          Loren Miller, Director


                                 , 1996By:

                                          Terrance L. Stringer,
Director
[ARTICLE] 5

[PERIOD-TYPE]                   YEAR                   YEAR
[FISCAL-YEAR-END]                          JUL-31-1995
JUL-31-1994
[PERIOD-END]                               JUL-31-1995
JUL-31-1994
[CASH]                                         228,704
    183,478
[SECURITIES]                                         0
          0
[RECEIVABLES]                                  295,340
    473,167
[ALLOWANCES]                                         0
          0
[INVENTORY]                                          0
          0
[CURRENT-ASSETS]                               534,885
    659,164
[PP&E]                                       3,196,436
  3,056,344
[DEPRECIATION]                                 281,366
    259,397
[TOTAL-ASSETS]                               3,825,053
  3,852,315
[CURRENT-LIABILITIES]                        2,075,641
  1,882,711
[BONDS]                                              0
          0
[PREFERRED-MANDATORY]                                0
          0
[PREFERRED]                                    300,000
    300,000
[COMMON]                                        73,372
     71,603
[OTHER-SE]                                   1,340,253
  1,560,246
[TOTAL-LIABILITY-AND-EQUITY]                 3,825,053
  3,852,315
[SALES]                                        368,759
    595,667
[TOTAL-REVENUES]                               432,377
    663,960
[CGS]                                          116,285
     75,257
[TOTAL-COSTS]                                  737,621
    956,376
[OTHER-EXPENSES]                                     0
          0
[LOSS-PROVISION]                                     0
          0
[INTEREST-EXPENSE]                                   0
          0
[INCOME-PRETAX]                              (305,244)
  (292,416)
[INCOME-TAX]                                     1,600
      1,600
[INCOME-CONTINUING]                          (306,844)
  (294,016)
[DISCONTINUED]                                       0
          0
[EXTRAORDINARY]                                      0
          0
[CHANGES]                                            0
          0
[NET-INCOME]                                 (306,844)
  (294,016)
[EPS-PRIMARY]                                    (.04)
      (.04)
[EPS-DILUTED]                                    (.04)
      (.04)