Form 10-K/A
period 1995-07-31
TRI VALLEY CORP
filed 1996-09-27
CIK 22551

AMENDMENT NUMBER 2


THIS AMENDMENT IS BEING FILED IN ORDER TO CLARIFY THE PREVIOUS 10-K THAT WAS TRANSMITTED AND ACCEPTED VIA EDGAR ON JULY 25, 1996.

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

                     (Exact Name of Registrant as Specified in its
Charter)
               Delaware
84-0617433
(State or Other Jurisdiction of                            (I.R.S.
Employer
Incorporation or Organization)
Identification Number)
                             230 South Montclair Street, Suite 101,

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

Documents incorporated by reference:                        None
The total number of pages in this Form 10-K are 70.
The Index of Exhibits included in this Form 10-K is located at page
65.


                                             PART I


ITEM 1.  BUSINESS

Tri-Valley Corporation (formerly Tri-Valley Oil & Gas Corporation), a Delaware corporation, hereinafter referred to as "Company," "Registrant", "Parent" or "Tri-Valley", has been engaged in the business of exploring, acquiring, developing and dealing in prospective and producing petroleum and mineral properties and interests therein. Precious metal activity has been carried on directly by the Parent and oil and gas activities through its wholly owned subsidiary, Tri-Valley Oil & Gas Company (TVOG).

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

Chapter 11 Proceedings

Certain Developments

On January 30, 1996, Tri-Valley Corporation ("TVC") and its wholly owned subsidiary, Tri-Valley Oil & Gas Co. ("TVOG") filed voluntary petitions in the United States Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of California sitting in Fresno seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code (the "Code"). The companies are currently operating as debtors-in-possession under the Code. The Chapter 11 cases of TVC and TVOG have been substantially consolidated under TVC, and TVC continues to file consolidated tax and SEC reports.
ITEM 1.  BUSINESS (Continued)

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

The ability of the Company to effect a successful reorganization under Chapter 11 of the Bankruptcy Code will depend, in significant part, upon the Company's ability to formulate a reorganization plan that is approved by the Bankruptcy Court and meets the standards for plan confirmation under the Bankruptcy Code. In a chapter 11 reorganization plan, the rights of the Company's creditors and stockholders may be substantially altered. Creditors may realize substantially less than the full face amount of their claim. Equity interests of the Company's stockholders may be diluted or even canceled. Investment in any security of the Company, therefore, should be regarded as highly speculative. It is impossible at this time to predict the actual recovery that different classes of creditors and stockholder might ultimately realize.
ITEM 1.  BUSINESS (Continued)

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

The Company is the subject of vatatement schedules contained herein.

In our opinion, such financial statements present fairly the information set forth therein.

                              BROWN ARMSTRONG RANDALL & REYES
                              ACCOUNTANCY CORPORATION





Bakersfield, California
October 20, 1995

                                                        TRI-VALLEY CORPORATION
                                               SCHEDULE V - PROPERTY, PLANT &
EQUIPMENT
                                               YEARS ENDED JULY 31, 1995, 1994
AND 1993

                                                                    Productive
  Productive     Non Productive
                                                          Leasehold Oil & Gas
   Oil & Gas       Oil & Gas     Mining
                                    Land      Building     Equipment
Improvements   Leases          Leases       Prospects     Totals
Balances at
 July 31, 1991                     $      -    $       -   $  83,593   $
5,748  $    184,511   $      268,489  $  623,462   $1,165,803
Additions at
 Cost                                     -           -       41,238
 -        256,041          366,659     486,004    1,149,942
Deletions at
 Cost                                     -           -       32,538
 -             -            44,403      35,062      112,003

Balances at
 July 31, 1992                            -           -       92,293
5,748       440,552          590,745   1,074,404    2,203,742
Additions at
 Cost                                 11,281      45,124       5,553
 -         23,780          247,658     435,314      768,710
Deletions at
 Cost                                     -           -        1,210
 -         19,171           12,901      12,712       45,994

Balance at
 July 31, 1993                        11,281      45,124      96,636
5,748       445,161          825,502   1,497,006    2,926,458
Additions at
 Cost                                    -           -           539
- -           9,236           60,087     317,251      387,113
Deletions
 at Cost                                 -           -           -
 -            -            163,173      94,052      257,225

Balances at
 July 31, 1994                        11,281      45,124      97,175
5,748       454,397          722,416   1,720,205    3,056,346
Additions at
 Cost                                    -           -         5,193
- -             -             50,111     238,068      293,372
Deletions at
 Cost                                    -           -        18,422
- -           9,025          125,835         -        153,282

Balances at
 July 31, 1995                     $  11,281   $  45,124   $  83,946   $
5,748  $    445,372   $      646,692  $1,958,273   $3,196,436


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