Form 10-Q
period 1995-10-31
TRI VALLEY CORP
filed 1996-12-06
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark  One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
     EXCHANGE ACT OF 1934
     For the quarterly period ended October 31, 1995

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934
     For the transition period from to.


                         Commission File No. 1-6336

                                 Tri-Valley Corporation
            (Exact name of registrant as specified in its charter)

                  Delaware                                  No. 84-0617433
(State  or other jurisdiction of               (I.R.S. Employer Identification
incorporation  or  organization)               No.)

      230 South Montclair Street, Suite 101, Bakersfield, California 93309
                   (Address of principal executive offices)

                                       (805) 837-9300
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [X]             [ ]
                              No             Yes

The number of shares of Registrant's common stock outstanding at December 2, 1996 was 14,158,248.

                            TRI-VALLEY CORPORATION

                                    INDEX



                                                            Page
                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets October 31, 1995
  and July 31, 1995                                            3

  Consolidated Statements of Operations
  for the three months ended October 31, 1995 and 1994         5

  Consolidated Statements of Cash Flows
  for the three months ended October 31, 1995 and 1994         6

  Notes to Consolidated Financial Statements                   7


Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                 8


PART II - OTHER INFORMATION                                   11

SIGNATURES                                                    12

                        PART I - FINANCIAL INFORMATION

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

                            TRI-VALLEY CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                  October 31, 1995    July 31, 1995
                                 ------------------  ---------------

CURRENT ASSETS
  Cash                           $         249,874   $      228,704
  Accounts receivable, trade               437,110          295,340
  Prepaid expenses                          10,841           10,841
                                 ------------------  ---------------

    Total Current Assets                   697,825          534,885
                                 ------------------  ---------------

PROPERTY AND EQUIPMENT, NET              2,959,176        2,915,070
                                 ------------------  ---------------

OTHER ASSETS
  Deposits                                 100,241          100,241
  Investments in partnerships               (7,152)          (7,152)
  Goodwill (net of accumulated
    amortization of $154,556 at
  October 31, 1995 and $151,844
    at July 31, 1995                       279,297          282,009
                                 ------------------  ---------------

      Total Other Assets                   372,386          375,098
                                 ------------------  ---------------

      TOTAL ASSETS               $       4,029,387   $    3,825,053
                                 ==================  ===============

             The accompanying notes are an integral part of these
                       condensed financial statements.







                        LIABILITIES AND SHAREHOLDERS' EQUITY


                                                  October 31, 1996    July 31, 1995
                                                 ------------------  ---------------

CURRENT LIABILITIES
  Notes and contracts payable                    $         694,279   $      556,279
  Trade accounts payable                                   108,238          125,370
  Amounts payable to joint venture
    participants                                           566,928          419,169
  Advances from joint venture participants                 587,771          627,811
  Due to related parties                                   133,133          137,300
  Accrued expenses and other liabilities                   208,051          209,712
                                                 ------------------  ---------------
    Total Current Liabilities                            2,298,400        2,075,641
                                                 ------------------  ---------------
LONG-TERM PORTION OF NOTES AND
  CONTRACTS PAYABLE                                         35,787           35,787
                                                 ------------------  ---------------
COMMITMENTS
SHAREHOLDERS' EQUITY
  Convertible preferred stock, $1.00 par value;
   5,000,000 shares authorized; 300,000 shares
   subscribed                                              300,000          300,000
  Common stock, $.01 par value: 25,000,000
   shares authorized; 7,337,248 issued and
   outstanding at October 31, 1995 and
   July 31, 1995                                            73,372           73,372
  Less:  Common stock in treasury,
   at cost, 156,925 shares                                 (28,639)         (28,639)
  Stock options outstanding                                191,100          191,100
  Capital in excess of par value                         3,284,653        3,284,653
  Accumulated deficit                                   (2,125,286)      (2,106,861)
                                                 ------------------  ---------------
    Total Shareholders' Equity                           1,695,200        1,713,625
                                                 ------------------  ---------------
    TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY                           $       4,029,387   $    3,825,053
                                                 ==================  ===============

                            TRI-VALLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                            For  the  Three  Months
                                            Ended  October  31,

                                               1995      1994
                                            -----------  -----------

REVENUES
  Sale of oil and gas                       $  138,933   $  100,953
  Sale of oil and gas prospects                      -       25,519
  Precious metals revenue                            -        7,038
  Other income                                  10,749            -
  Interest income                                3,061        2,473
                                            -----------  -----------

    TOTAL REVENUES                             152,743      135,983
                                            -----------  -----------


COST AND EXPENSES
  Oil and gas lease expense                     78,634       12,137
  Depletion, depreciation and amortization      10,134       15,212
  Interest                                           -       17,830
  General and administrative                    82,401      132,918
                                            -----------  -----------

    TOTAL COST AND EXPENSES                    171,169      178,097
                                            -----------  -----------

INCOME (LOSS) BEFORE INCOME TAXES              (18,426)     (42,114)

INCOME TAXES                                         -         (825)
                                            -----------  -----------

NET LOSS                                    $  (18,426)  $  (42,939)
                                            ===========  ===========



NET INCOME (LOSS) PER COMMON SHARE          $        -   $        -
                                            ===========  ===========

WEIGHTED AVERAGE NUMBER OF SHARES            7,071,126    6,915,277
                                            ===========  ===========

                            TRI-VALLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        For  the  Three  Months
                                                        Ended  October  31,

                                                           1995       1994
                                                        ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                              $ (18,426)  $(42,939)
  Adjustments to reconcile net income to net
    cash provided from operating activities:
  Depreciation, depletion and amortization                 10,134     15,212
  Changes in operating capital:
    Amounts receivable                                   (141,770)    98,498
    Prepaid expenses                                            -     (8,500)
    Trade accounts payable                                (17,132)   (30,971)
    Amounts payable to joint venture participants
      and related parties                                 143,592    (57,835)
    Advances from joint venture participants              (40,040)   343,366
    Accrued expenses and other liabilities                 (1,661)    22,369
                                                        ----------  ---------

      Net Cash Provided (Used) by Operating Activities    (65,303)   339,200
                                                        ----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                    (51,527)   (30,056)
                                                        ----------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Long-term debt borrowed                                 138,000          -
  Principal payments on long-term debt                          -    (12,340)
  Proceeds from issuance of common stock                        -      7,500
                                                        ----------  ---------

      Net Cash Provided (Used) by Financing Activities    138,000     (4,840)
                                                        ----------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS                  21,170    304,304
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                               228,704    187,937
                                                        ----------  ---------

CASH AND CASH EQUIVALENTS AT
  END OF PERIOD                                         $ 249,874   $492,241
                                                        ==========  =========

                            TRI-VALLEY CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                          FOR THE THREE MONTHS ENDED
                          OCTOBER 31, 1995 AND 1994
                                 (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended October 31, 1995, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

Certain reclassifications have been made to the 1994 financial statements to conform to the presentation used in 1995.


NOTE  2  -  PER  SHARE  COMPUTATIONS

Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.


NOTE  3  -  SUBSEQUENT  EVENTS

The Company made a motion to be dismissed from the Chapter 11 Bankruptcy Proceedings discussed in the Form 10(k) for the year ended July 31, 1995. The motion was granted by the court on November 1, 1996.

The Company raised $2,239,100 from various investors and, in return, various stocks and warrants were issued. The first $1,360,000 was collected from the sale of 1,360,000 units. Each unit consisted of two and a half shares of Tri-Valley common stock plus two A warrants, one B warrant, and one C warrant exercisable at $.50, $1.00 and $1.50 per share, respectively. As of the report date, no warrants had been exercised. The remaining cash will be raised through two separate issuances of Tri-Valley Corporation common stock. Issuances of 2,080,000 shares and 798,000 shares will raise an additional
$520,000 and $359,100, respectively. As of the report date, 325,000 of the 798,000 shares remain unissued. Upon execution of the remaining transactions, the Company will have 14,483,248 shares of common stock issued and outstanding.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


BUSINESS  REVIEW

Natural  Gas  Activities

Tri-Valley added significantly to its reserves with the drilling of the Martins-Severin No. 5 well in its main producing area. The well was put on production during October of this first quarter of fiscal year 1996 with production stabilizing in the range of 2,800,000 to 2,900,000 cubic feet per day. Because of the multiple producing horizons encountered in the drilling, the Company expects to drill a Martins-Severin No. 6 well to tap shallower zones and accelerate production of the discovery.

In November 1994, Tri-Valley completed one of the most significant anchor California dry gas discoveries, the Webb Tract No. 1, approximately 3,000 feet northwest of its Martins-Severin production in the Sacramento River Delta. However, numerous obstacles arose to delay what had been thought to be a routine hook-up. The Company is working diligently on the mechanics, engineering, geography, and permit problems to up this on-line.

Precious  Metal  Activities

Tri-Valley adjusted its land position on its gold exploration project at Richardson, Alaska, in the wake of an airborne geophysical survey of the Richardson Mining District by the State of Alaska, recommendations by its consulting geologist, and in light of its present economic realities. The Company intends to concentrate on the most advanced targets including three ready to drill - one to prove reserves and two to indicate geologic resources.


FINANCIAL  CONDITION

Revenues from natural gas production and other sources rose slightly from new production and some price improvement. The primary benefit from a strong, new well began in the second quarter. The Martins-Severin No. 5, a step out from our main producing area, is flowing approximately 2,900,000 cubic feet per day of high BTU natural gas which commands a premium price.

The Company continued to out perform its peers. As noted in the September 4, 1995 issue of The Oil & Gas Journal, Tri-Valley climbed another 8 spots to number 225 in the annual listing of top U.S. petroleum companies. In the past 8 years, Tri-Valley has ascended 169 places in the rankings.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


FINANCIAL  CONDITION  (continued)

During the last four quarters, the Company has searched for financing to handle increasingly short-term obligations resulting from revenues too diminished to service demands. In order to service these obligations, the Company turned to a hard money lender who has taken all of the Company's producing natural gas reserves as collateral for a loan principal of $620,000 bearing 10% annual interest on a six-month note with a 30 day call. The
Company strived to bring on additional revenue which could enable it to structure alternate takeout financing but was unsuccessful due to plunging prices and permit delays which then delayed new drilling/production/revenue.

The secured lender indicated that he would begin foreclosure on the Company's producing natural gas reserves worth several times what was owed. The Company felt it could receive a much better price if it was allowed to solicit its own bids and negotiated a 90 day standstill agreement with the lender in order to do that. The Company received three acceptable bids and moved to conclude the best. Two days before moving to close, the buyer pulled out after talking with the secured lender. Subsequent efforts with the other prospective buyers experienced a pull back after they spoke with the secured lender, leaving the Company without buyers at the end of the standstill agreement on January 30, 1996.

On January 30, 1996, after all efforts to extend the standstill or effect settlement failed, the Company field for protection under Chapter 11 of the U.S. Bankruptcy Code just minutes before the window closed. During the bankruptcy, Tri-Valley settled all its rightfully owed obligations 100 cents on the dollar, including the secured lender's principal, interest, and attorney fees and was dismissed from bankruptcy on November 1, 1996.


RESULTS  OF  OPERATIONS

Three Months Ended October 31, 1995, as Compared with Three Months Ended October 31, 1995

Natural gas income for the first quarter ending October 31, 1995 was $138,933, up from $100,953 for the same period last year. Total revenue was $152,743, up from $135,983 for the same quarter last year. Costs and expenses declined only slightly from $178,097 in last year's first quarter to $171,169 for this year's first quarter despite a strong reduction in general and administrative expenses from $132,919 to $82,401 for the respective periods. The reason is because of greater write down of oil and gas leases - $78,634 for the first quarter of fiscal year 1996 compared to $12,137 for the first quarter of fiscal year 1995.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS  OF  OPERATIONS  (Continued)

Three Months Ended April 30, 1996, as Compared with Three Months Ended April 30, 1995

All of this reduced the loss from $42,939 in the first quarter of fiscal year 1995 to a loss of $18,426 in the first quarter of fiscal year 1996.

While assets increased $204,334 from $3,825,053 in the first quarter of fiscal year 1995 to $4,029,387 in the first quarter of fiscal year 1996, stockholder equity declined from $1,713,625 to $1,695,000 for the same periods.

                         PART II - OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as previously disclosed in the Company's Annual Report on Form 10-K for the year ended July 31, 1995.


ITEM  2.          CHANGES  IN  SECURITIES

None.


ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES

None.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY HOLDERS

None.


ITEM  5.          OTHER  INFORMATION

None.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)    Exhibits  -  None.

(b)    Reports  on  Form  8-K:  none  were  filed  for  the  period.

                                  SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          TRI-VALLEY  CORPORATION
                               (Registrant)



December 6, 1996           F.  Lynn  Blystone
Date                       President  and  Chief  Executive  Officer