Form 10-Q
period 1996-01-31
TRI VALLEY CORP
filed 1996-12-06
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark  One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended January 31, 1996

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934
      For the transition period from to.

                         Commission File No. 1-6336

                                 Tri-Valley Corporation
            (Exact name of registrant as specified in its charter)

                  Delaware                         No. 84-0617433
(State  or  other  jurisdiction  of     (I.R.S. Employer Identification  No.)
incorporation  or  organization)

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

                            TRI-VALLEY CORPORATION

                                    INDEX



                                                                  Page
                                                                  ----

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets January 31, 1996 and July 31, 1995     3

  Consolidated Statements of Operations for the three months
    ended January 31, 1996 and 1995                                  5

  Consolidated Statements of Cash Flows for the three months
    ended January 31, 1996 and 1995                                  6

  Notes to Consolidated Financial Statements                         7


Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                8


PART II - OTHER INFORMATION                                         11

SIGNATURES                                                          12

                        PART I - FINANCIAL INFORMATION

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

                            TRI-VALLEY CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                   January 31, 1996    July 31, 1995
                                  ------------------  ---------------

Current Assets
  Cash                            $         332,442   $      228,704
  Accounts receivable, trade                393,925          295,340
  Prepaid expenses                           10,841           10,841
                                  ------------------  ---------------

    Total Current Assets                    737,208          534,885
                                  ------------------  ---------------

Property and Equipment, Net               3,000,886        2,915,070
                                  ------------------  ---------------

Other Assets
  Deposits                                  100,241          100,241
  Investments in partnerships                (7,152)          (7,152)
  Goodwill (net of accumulated
   amortization of $157,267 at
   January 31, 1996 and $151,844
   at July 31, 1995                         276,586          282,009
                                  ------------------  ---------------

Total Other Assets                          369,675          375,098
                                  ------------------  ---------------

Total Assets                      $       4,107,769   $    3,825,053
                                  ==================  ===============







                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                       January 31, 1996    July 31, 1995
                                      ------------------  ---------------

CURRENT LIABILITIES
  Notes and contracts payable         $         694,279   $      556,279
  Trade accounts payable                        175,939          125,370
  Amounts payable to joint
    venture participants                        765,071          419,169
  Advances from joint
    venture participants                        474,584          627,811
  Due to related parties                        123,758          137,300
  Accrued expenses and
    other liabilities                           205,042          209,712
                                      ------------------  ---------------

    Total Current Liabilities                 2,438,673        2,075,641
                                      ------------------  ---------------

Long-term Portion of Notes and
  Contracts Payable                              35,787           35,787
                                      ------------------  ---------------

Shareholders' Equity
  Convertible preferred stock,
    $1.00 par value: 5,000,000
    shares authorized; 300,000
    shares subscribed                           300,000          300,000
  Common stock, $.01 par value:
    25,000,000 shares authorized;
    7,337,248 issued and outstanding
     at January 31, 1996 and
    July 31, 1995                                73,372           73,372
  Less:  Common stock in treasury,
    at cost, 156,925 shares                     (28,639)         (28,639)
  Stock options outstanding                     191,100          191,100
  Capital in excess of par value              3,284,653        3,284,653
  Accumulated deficit                        (2,187,177)      (2,106,861)
                                      ------------------  ---------------

    Total Shareholders' Equity                1,633,309        1,713,625
                                      ------------------  ---------------

    Total Liabilities and
      Shareholders' Equity            $       4,107,769   $    3,825,053
                                      ==================  ===============



                            TRI-VALLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                               For the Three Months      For the Six Months
                                               Ended  January  31,       Ended  January  31,

                                               1996         1995         1996         1995
                                            -----------  -----------  -----------  -----------

Revenues
  Sale of oil and gas                       $  191,730   $  135,634   $  330,663   $  236,587
  Precious metals income                             -            -            -        7,038
  Sale of oil and gas prospects                      -            -            -       25,519
  Other income                                   3,871          137       14,620          137
  Interest income                                1,286        3,305        4,347        5,778
                                            -----------  -----------  -----------  -----------

    Total Revenues                             196,887      139,076      349,630      275,059
                                            -----------  -----------  -----------  -----------

Cost and Expenses
  Leases sold, relinquished and impaired             -        7,890            -        7,890
  Oil and  gas lease expense                    73,428       23,805      152,062       35,941
  Depletion, depreciation and amortization      10,134       15,212       20,268       30,424
  Interest                                           -       21,355            -       39,185
  General administrative                       175,213      130,051      257,614      262,970
                                            -----------  -----------  -----------  -----------

    Total Cost and Expenses                    258,775      198,313      429,944      376,410
                                            -----------  -----------  -----------  -----------

Income (Loss) Before Income Taxes              (61,888)     (59,237)     (80,314)    (101,351)

Income Taxes                                         -        1,600            -        2,425
                                            -----------  -----------  -----------  -----------

Net Loss                                    $  (61,888)  $  (60,837)  $  (80,314)  $ (103,776)
                                            ===========  ===========  ===========  ===========

Net Income (Loss) per Common Share          $        -   $        -   $        -   $    (0.01)
                                            ===========  ===========  ===========  ===========

Weighted Average Number of Shares            7,071,126    6,934,768    7,071,126    6,922,903
                                            ===========  ===========  ===========  ===========

                            TRI-VALLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                      For  the  Six  Months
                                                      Ended  January  31,

                                                         1996        1995
                                                      ----------  ----------

Cash Flows from Operating Activities
  Net loss                                            $ (80,314)  $(103,776)
  Adjustments to reconcile net income to net
   cash provided from operating activities:
  Depreciation, depletion and amortization               20,268      30,424
  Loss on disposal of lease                                   -       7,890
  Changes in operating working capital:
    Amounts receivable                                 (163,618)   (181,421)
    Prepaid                                                   -      (5,981)
    Deposits                                                  -       5,000
    Accounts payable                                     60,729     (87,868)
    Payable to joint venture participants
      and related parties                               345,902     (42,134)
    Advances from joint venture participants           (166,769)    228,510
    Accrued expenses and other liabilities               (4,670)     53,219
                                                      ----------  ----------

    Net Cash Provided (Used) by Operating Activities     11,528     (96,137)
                                                      ----------  ----------

Cash Flows from Investing Activities
  Capital expenditures                                 (100,663)    (64,036)
                                                      ----------  ----------

Cash Flows from Financing Activities
  Principal payment of debt                                   -     (34,369)
  Long-term debt borrowed                               138,000      20,594
  Proceeds from issuance of common stock                      -      25,000
                                                      ----------  ----------

    Net Cash Provided by Financing Activities           138,000      11,225
                                                      ----------  ----------

Net Increase in Cash and Cash Equivalents                48,865    (148,948)

Cash and Cash Equivalents at
  Beginning of Period                                   228,704     187,937
                                                      ----------  ----------

Cash and Cash Equivalents at
  End of Period                                       $ 277,569   $  38,989
                                                      ==========  ==========

                            TRI-VALLEY CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                          JANUARY 31, 1996 AND 1995
                                 (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six month period ended January 31, 1996, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 1995.

Certain reclassifications have been made to the 1995 financial statements to conform to the presentation used in 1996.


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

The Company raised $2,239,100 from various investors and, in return, various stocks and warrants were issued. The first $1,360,000 was collected from the sale of 1,360,000 units. Each unit consisted of two and a half shares of Tri-Valley common stock plus two A warrants, one B warrant, and one C warrant exercisable at $.50, $1.00 and $1.50 per share, respectively. As of the report date, no warrants had been exercised. The remaining cash will be raised through two separate issuances of Tri-Valley Corporation common stock. Issuances of 2,080,000 shares and 798,000 shares will raise an additional
$520,000 and $359,100, respectively. As of the report date, 325,000 of the 798,000 shares remain unissued. Upon the execution of the remaining transactions, the Company will have 14,483,248 shares of common stock issued and outstanding.

ITEM  2.    MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
CONDITION AND
RESULTS OF  OPERATIONS


BUSINESS  REVIEW

Natural  Gas  Activities

Hook-up of the Martins-Severin No. 5 gas well occurred October 6, 1995, and production was progressively increased to a stabilized rate of 2,900,000 cubic feet of premium BTU natural gas per day, creating an increase in second quarter revenue.

Efforts to hook up the Webb Tract No. 1 continued through the permitting process with bureaucracies.

Tri-Valley received its drilling permit from San Joaquin County for the Tracy play. However, it appears that the City of Tracy will annex the drill site area, thus requiring additional permitting and creating more delays.

Gas prices are strengthening from severe lows of the previous two quarters and the Company has committed its gas for relatively decent prices.

Precious  Metal  Activities

Following a recommendation by its consulting geologist, as well as corporate economic realities, the Company dropped approximately 1,000 40-acre claims and prospect sites on its gold exploration project at Richardson, Alaska. This left the Company with 626 claims holding the most advanced targets on the remaining approximately 37 square mile land position. This relieves the Company of approximately $40,000 in annual cash and $100,000 in annual work holding costs of land which may hold significant targets but requires considerable expenditure to identify and qualify them. Dropping the claims will probably stimulate other companies to pick up the ground and explore it, thus raising the profile of the area amongst the industry.


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

ITEM  2.    MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
CONDITION AND
RESULTS OF  OPERATIONS  (Continued)


RESULTS  OF  OPERATIONS

Three Months Ended January 31, 1996, as Compared with Three Months Ended January 31, 1995

Natural gas income for the second quarter ending January 31, 1996 was $191,730, up from $135,634 for the same period last year. Total revenue was $196,887, up from $139,076 for the same quarter last year. Costs and expenses increased from $198,313 in last year's second quarter to $258,775 for this year's second quarter.

In the second quarter, the Company terminated the Secretary-Treasurer who also functioned as the internal accountant. An extra effort was made to catch up the accounting and the accrued payables resulting in a surge in general and administrative costs which rose to $175,213 for the second three months in fiscal year 1996 versus $130,051 for the same period in fiscal year 1995.

The loss for the second quarter of fiscal year 1996 was $61,888 versus a loss of $59,237 for the same period in fiscal year 1995.

While assets increased $133,015 from $3,974,754 in the second quarter of fiscal year 1995 to $4,107,769 in the second quarter of fiscal year 1996, stockholder equity declined from $1,974,852 to $1,633,309 for the same periods.

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

None.


ITEM  5.    OTHER  INFORMATION

None.


ITEM  6.    EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)  EXHIBITS  - FX-27, Financial Data Schedule

(B)  REPORTS  ON  FORM  8-K

December 4, 1995 - Helen O'Brien, Chief Financial Officer, was effectively terminated from her position.

January  26,  1996 - J. Bruce Carruthers II resigned as
Director of Tri-Valley Corporation  due  to  press  of  business.

January 30, 1996 - Tri-Valley Corporation and its wholly owned subsidiary filed for protection and reorganization under Chapter 11 of the Bankruptcy Code.

                                  SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRI-VALLEY  CORPORATION
                                          (Registrant)



Deember 5, 1996                F.  Lynn  Blystone
Date                           President  and  Chief  Executive  Officer