Form 10-Q
period 1996-04-30
TRI VALLEY CORP
filed 1996-12-06
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark  One)


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
     For the quarterly period ended April 30, 1996

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

                            TRI-VALLEY CORPORATION

                                    INDEX



                                                              Page
                                                              ----

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

Consolidated Balance Sheets April 30, 1996 and July 31, 1995     3

Consolidated Statements of Operations for the three months
  ended April 30, 1996 and 1995                                  5

Consolidated Statements of Cash Flows for the three months
  ended April 30, 1996 and 1995                                  6

Notes to Consolidated Financial Statements                       7


Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            8


PART II - OTHER INFORMATION                                     10

SIGNATURES                                                      11

                        PART I - FINANCIAL INFORMATION

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS

                            TRI-VALLEY CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                    ASSETS


                                 April 30, 1996    July 31, 1995
                                ----------------  ---------------

Current Assets
  Cash                          $       491,457   $      228,704
  Accounts receivable, trade            339,182          295,340
  Prepaid expenses                       11,141           10,841
                                ----------------  ---------------

    Total Current Assets                841,780          534,885
                                ----------------  ---------------

Property and Equipment, Net           3,010,756        2,915,070
                                ----------------  ---------------

Other Assets
  Deposits                              100,241          100,241
  Investments in partnerships            (7,152)          (7,152)
  Goodwill (net of accumulated
   amortization of $159,979 at
  April 30, 1996 and $151,844
  at July 31, 1995                      273,874          282,009
                                ----------------  ---------------

    Total Other Assets                  366,963          375,098
                                ----------------  ---------------

    Total Assets                $     4,219,499   $    3,825,053
                                ================  ===============

             The accompanying notes are an integral part of these
                       condensed financial statements.








                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                     April 30, 1996    July 31, 1995
                                    ----------------  ---------------

Current Liabilities
  Notes and contracts payable       $       694,279   $      556,279
  Trade accounts payable                    176,131          125,370
  Investor accounts payable                 150,000                -
  Amounts payable to joint
    venture participants                    687,601          419,169
  Advances from joint
    venture participants                    479,400          627,811
  Due to related parties                    123,758          137,300
  Accrued expenses and
    other liabilities                       205,042          209,712
                                    ----------------  ---------------
Total Current Liabilities                 2,516,211        2,075,641
                                    ----------------  ---------------
Long-term Portion of Notes
  and Contracts Payable                      35,787           35,787
                                    ----------------  ---------------
Shareholders' Equity
  Convertible preferred stock,
   $1.00 par value: 5,000,000
   shares authorized; 300,000
   shares subscribed                        300,000          300,000
  Common stock, $.01 par
   value: 25,000,000 shares
   authorized; 7,337,248 issued
   and outstanding at April 30,
   1996 and July 31, 1995                    73,372           73,372
  Less:  Common stock in treasury,
   at cost, 156,925 shares                  (28,639)         (28,639)
  Stock options outstanding                 191,100          191,100
  Capital in excess of par value          3,284,653        3,284,653
  Accumulated deficit                    (2,152,985)      (2,106,861)
                                    ----------------  ---------------
    Total Shareholders' Equity            1,667,501        1,713,625
                                    ----------------  ---------------
    Total Liabilities and
      Shareholders' Equity          $     4,219,499   $    3,825,053
                                    ================  ===============


             The accompanying notes are an integral part of these
                       condensed financial statements.


   The accompanying notes are an integral part of these condensed financial statements.

                            TRI-VALLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)


                                             For  the  Three  Months     For the Nine Months
                                             Ended  April  30,           Ended  April  30,

                                                1996        1995         1996         1995
                                             ----------  -----------  -----------  -----------

Revenues
  Sale of oil and gas                        $  199,394  $   73,885   $  530,057   $  310,472
  Precious metals income                              -           -            -        9,338
  Sale of oil and gas prospects                       -           -            -       25,519
  Other income                                   10,909      13,109       25,529       13,246
  Interest income                                 1,205         849        5,552        6,627
                                             ----------  -----------  -----------  -----------

Total Revenues                                  211,508      87,843      561,138      365,202
                                             ----------  -----------  -----------  -----------

Cost and Expenses
  Leases sold, relinquished and impaired              -           -            -        7,890
  Oil and gas lease expense                      72,019      17,085      224,081       53,026
  Depletion, depreciation and amortization       10,134      15,212       30,402       45,636
  Interest                                       16,033      28,004       16,033       67,189
  General administrative                         79,129     134,547      336,743      397,517
                                             ----------  -----------  -----------  -----------

Total Cost and Expenses                         177,315     194,848      607,259      571,258
                                             ----------  -----------  -----------  -----------

Income (Loss) Before Income Taxes                34,193    (107,005)     (46,121)    (206,056)
Income Taxes                                          -      (4,169)           -       (6,594)
                                             ----------  -----------  -----------  -----------

Net Income (Loss)                            $   34,193  $ (111,174)  $  (46,121)  $ (212,650)
                                             ==========  ===========  ===========  ===========

Net Income (Loss) per Common Share           $        -  $        -   $        -   $     (.03)
                                             ==========  ===========  ===========  ===========

Weighted Average Number of Shares             7,071,126   7,030,995    7,071,126    6,958,585
                                             ==========  ===========  ===========  ===========

             The accompanying notes are an integral part of these
                       condensed financial statements.


                            TRI-VALLEY CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                      For  the  Nine  Months
                                                      Ended  April  30,

                                                         1996        1995
                                                      ----------  ----------

Cash Flows from Operating Activities
  Net loss                                            $ (46,121)  $(212,650)
  Adjustments to reconcile net income to net
   cash provided from operating activities:
  Depreciation, depletion and amortization               30,402      45,636
  Loss on disposal of lease                                   -       7,890
  Changes in operating working capital:
  Amounts receivable                                    (43,842)    110,185
  Prepaid                                                  (300)     (2,178)
  Deposits                                                    -      10,260
  Accounts payable                                       50,761     (75,408)
  Payable to joint venture participants
    and related parties                                 254,890    (204,749)
  Advances from joint venture participants             (148,412)    209,657
  Payable to investors                                  150,000           -
  Accrued expenses and other liabilities                 (4,670)     24,539
                                                      ----------  ----------

    Net Cash Provided (Used) by Operating Activities    242,708     (86,818)
                                                      ----------  ----------

Cash Flows from Investing Activities
  Capital expenditures                                 (117,955)          -
                                                      ----------  ----------

Cash Flows from Financing Activities
  Principal payment of debt                                   -     (47,550)
  Long-term debt borrowed                               138,000      41,000
  Proceeds from issuance of common stock                      -      43,835
                                                      ----------  ----------

    Net Cash Provided by Financing Activities           138,000      37,285
                                                      ----------  ----------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                      262,753    (122,811)

Cash and Cash Equivalents at
  Beginning of Period                                   228,704     187,937
                                                      ----------  ----------

Cash and Cash Equivalents at
  End of Period                                       $ 491,457   $  65,126
                                                      ==========  ==========

                            TRI-VALLEY CORPORATION
                   NOTES TO CONDENSED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                           APRIL 31, 1996 AND 1995
                                 (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine month period ended April 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

ITEM  2.    MANAGEMENT  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
RESULTS
           OF  OPERATIONS


BUSINESS  REVIEW

Natural  Gas  Activities

The Company borrowed $150,000 with the approval of the U.S. Bankruptcy Court for the purpose of funding the progress for the eventual hook up of the Webb Tract No. 1 and the leasing of key parcels of the Tracy gas play for eventual drilling. Also, the City of Tracy is annexing the portion of San Joaquin County where the drill site is located thus adding a new layer of permitting. The Company expects all of this to be favorably resolved.

Precious  Metal  Activities

No Direct activity occurred on the Company's gold exploration project at Richardson, Alaska, during this third quarter of fiscal year 1996. All lease payments were caught up from a portion of the $150,000 the Company was authorized to borrow.


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


RESULTS  OF  OPERATIONS

Three Months Ended April 30, 1996, as Compared with Three Months Ended April 30, 1995

Natural gas income for the third quarter ending April 30, 1996 was $199,394, up from $73,885 for the same period last year. Total revenue was $211,508, up from $87,843 for the same quarter last year. Costs and expenses declined from $194,848 in last year's third quarter to $177,315 for this year's third quarter despite a strong reduction in general and administrative expenses from $134,547 to $79,129 for the respective periods. The reason is because of greater write down of oil and gas leases - $72,019 for the third quarter of fiscal year 1996 compared to $17,085 for the third quarter of fiscal year 1995.

All of this posted a profit of $34,193 in the third quarter of fiscal year 1995 compared to a loss of $111,174 in the third quarter of fiscal year 1996.

While assets increased $514,737 from $3,704,762 in the third quarter of fiscal year 1995 to $4,219,499 in the third quarter of fiscal year 1996, stockholder equity declined from $1,882,929 to $1,667,501 for the same periods.

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


                                      TRI-VALLEY CORPORATION
                                          (Registrant)



                                      F.  Lynn  Blystone
                                      President  and  Chief  Executive  Officer