Form 10-K
period 1996-07-31
TRI VALLEY CORP
filed 1997-01-16
CIK 22551

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D.C.    20549
                                     FORM  10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 1995 [FEE REQUIRED]
[  ] TRANSITION  REPORT  UNDER  SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT  OF  1934  [NO  FEE  REQUIRED]

                          Commission File No. 2-67096

                                   TRI-VALLEY CORPORATION
                     ------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

             Delaware                                         84-061743
-----------------------------------------------------------------------------
(State  or  Other Jurisdiction of Incorporation or        (I.R.S. Employer
           Organization)                               Identification  Number)

         230 South Montclair Street, Suite 101, Bakersfield, California 93309
 ----------------------------------------------------------------------------
                   (Address of Principal Executive Offices)
Registrant's  Telephone  Number  Including  Area  Code:    (805)  837-9300
Securities  Registered  Pursuant  to  Section  12(b)  of  the  Act:       None
Securities  Registered  Pursuant  to  Section  12(g)  of  the  Act:

         Title  of Each Class        Name of Each Exchange on Which Registered
         --------------------        -----------------------------------------
              Common                        Electronic Bulletin  Board  Nasdaq
                         $0.01 Par Value Common Stock
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirement  for  the  past  90  days.  Yes          X  No
                                                               -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this Form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, if applicable, or any amendment to this Form 10-K.
                                         X
                                        ---

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the Court. Yes No

As of July 31, 1996, 8,027,248 common shares were outstanding (14,102,473 issued and outstanding as of midnight December 26, 1996), and the aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates was approximately $1,406,250.

Documents  incorporated  by  reference:      None
The  total  number  of  pages  in  this  Form  10-K  are  63.
The  Index  of  Exhibits  included  in  this  Form 10-K is located at page 59.

                                    PART I
                                    ------
ITEM  1.    BUSINESS
--------------------

Tri-Valley Corporation (formerly Tri-Valley Oil & Gas Corporation), a Delaware corporation, hereinafter referred to as "Company," "Registrant", "Parent" or "Tri-Valley", has been engaged in the business of exploring, acquiring, developing and dealing in prospective and producing petroleum and mineral properties and interests therein. Precious metal activity has been carried on directly by the Parent and oil and gas activities through its wholly owned subsidiary, Tri-Valley Oil & Gas Company ("TVOG").

TVOG was organized as a California corporation in 1963. TVOG, the subsidiary, effects exploration relationships with various major oil companies such as Phillips Petroleum Company (Houston Regional Office), Occidental USA and Texaco USA with whom it has co-ventured on a 50-50 basis to use their proprietary data to generate exploration plays in the Sacramento Valley. This relationship involves a TVOG submittal procedure wherein the major company has a short period to accept or reject plays generated by TVOG in the area of mutual interest ("AMI"). If it accepts, it joins up to 50% under the terms of the agreement involved. TVOG is operator for these co-ventures.

Historically an oil and gas exploration and production company, emphasizing the Sacramento Valley natural gas province, the Company added precious metals exploration in fiscal 1987. The precious metal properties are located in interior Alaska, known as the Richardson, Alaska property. Precious metal activity has been an exploratory activity since inception. In February 1991, Tri-Valley signed an agreement with the Moscow based Central Research Institute of Geological Prospecting for Base and Precious Metals ("TsNIGRI") to demonstrate their proprietary technology for evaluating large areas of covered sub-Arctic terrain for precious metals on Tri-Valley's then 64 square mile lode gold claim block at Richardson, Alaska. Based on the results of this study, Tri-Valley management believes it to be prudent for the Company to continue to develop the precious metals segment of the Company. At present, this is only a prognostic resource and not a proven reserve.
                                         ----------------------------

CHAPTER  11  PROCEEDINGS
------------------------

CURRENT  YEAR  DEVELOPMENTS

On January 30, 1996, Tri-Valley Corporation ("TVC") and its wholly owned subsidiary, Tri-Valley Oil & Gas Co. ("TVOG") filed voluntary petitions in the United States Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of California sitting in Fresno seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code (the "Code"). The Chapter 11 cases of TVC and TVOG were substantially consolidated under TVC, and TVC continues to file consolidated tax and SEC reports.

--------------------

CHAPTER  11  PROCEEDINGS  (Continued)
------------------------

CURRENT  YEAR  DEVELOPMENTS  (Continued)

On November 1, 1996, the Company and its wholly owned subsidiary was dismissed from Chapter 11, having paid its secured and unsecured creditors 100 cents on the dollar.

CHAPTER  11  REORGANIZATION
---------------------------

In March, April and September 1995, the Company arranged borrowings of $100,000, $400,000 and $120,000, respectively, totaling $620,000 from Frank
Agar, an individual of Midland Texas. Terms of the loans were on a six month note with a 30 day call paying 10% annual interest and collateralized by all of TVOG's producing gas properties in the Sacramento Valley of California. The purpose of the loans was to consolidate increasingly short term obligations and provide short term operating capital, enabling the Company to accommodate two years of heavy losses due to production declines and gas prices plunging to unforeseen 20 year lows.

At the time of the loans, the Company's management anticipated hooking up a major discovery, and drilling an offset well to accelerate production revenues. With this enhancement and some third party collateral, it appeared that take out financing from a conventional institution could be arranged. Permit delays and freezing of credit lines due to a merger between banks eliminated that approach. As the six month financing period ended, the board of directors met with the secured lender and worked out a 90 day standstill in order to sell the reserves and preserve the stockholder equity above the lender's interest.

Three substantial offers from capable parties were received. The lead offer exceeded the loan principal by approximately $1 million and the Company proceeded toward acceptance. One day before the close, the offerer abruptly terminated citing several unacceptable conditions. The Company believed none of the conditions were items that affected the economic value of the deal and none that could not be handled in the closing and post closing stages.

The Company immediately contacted its other two backup buyers. One could not arrange financing before the foreclosure date. The other pulled out one day before the foreclosure citing a "wait and see" position. On the day of the foreclosure deadline, discussions with the secured lender promised to "work something out", but were not attended by any forbearance in writing. The Company obviously could not negotiate without such written forbearance and was advised its only alternative was to file for protection under Chapter 11 of the Federal Bankruptcy Code.

--------------------

CHAPTER  11  REORGANIZATION  (Continued)
---------------------------

The initial intent of management upon opting for Chapter 11 was to protect the Company's reserves and to submit a plan of reorganization which would, in the best case scenario, allow for the payment of all Company obligations at 100 cents on the dollar. As a plan was being developed, management was introduced to an investment group who agreed to pay off several of the Company's major obligations, including the note to Frank Agar, and in return, the investors would receive notes which could be, and, subsequent to year end, were converted into newly issued restricted shares of Tri-Valley Corporation common stock. This infusion of new capital and increased revenue from operations enabled the Company to seek and obtain dismissal of the bankruptcy. Although a reorganization plan was never filed, the Company's management was able to meet its initial goals of protecting its reserves and paying all obligations at 100 cents on the dollar.

OPERATIONS  DURING  CHAPTER  11  REORGANIZATION
-----------------------------------------------

At July 31, 1996, the Company records showed total balance sheet assets of $3,953,040 and liabilities of $2,549,208 for a net worth of $1,403,832. None of the new capital raised, nor debts extinguished, are reflected in this statement, since all that occurred subsequent to the July 31, 1996 fiscal year end. The Company had an offer to purchase its off balance sheet reserves of approximately $2.1 million for a total of $3,503,800 net value as of July 31, 1996 (consummation of this offer never occurred). The Company's management believes that completion of its two main oil and gas drilling projects could greatly increase that figure. Completion of these projects is dependent on securing the requisite capital which the Company feels will be possible in the next 120 days.

Company liabilities include the secured lenders, a number of unsecured creditors and dozens of executory contracts that are primarily oil and gas mineral leases, mineral claims, and leases or purchase contracts on office space, equipment and real property.


ITEM  2.    PROPERTIES
----------------------

The Company's headquarters and administrative offices are located at 230 South Montclair Street, Suite 101, Bakersfield, California 93309. The Company leases approximately 2,500 square feet of office space at that location for a monthly rental of $1,350.

----------------------

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

During 1995, the Company borrowed a total of $620,000 from Frank Agar to consolidate short-term obligations and provide short-term operating capital. The loan is secured by all of TVOG's producing gas properties in the Sacramento Valley of California. For full description see Item 1. "Business - Chapter 11 Reorganization."

For the years ended July 31, 1992 through 1996, the Company retained the services of an independent engineer for the purposes of estimating the Company's net share of proved developed oil and gas reserves on all the Company's properties.

For this year, the Company retained independent engineering of its reserves by Cecil Engineering, a long established consulting engineering firm which does SEC reserve calculations. The Company does not include any undeveloped reserves in these reserve studies and, accordingly, only proved developed reserves are reported herein. Price is a material factor in the stated reserves of the Company. Higher prices generally permit longer recovery, hence larger reserves at higher values. Conversely, lower prices generally limit recovery, hence smaller reserves in that event. In the latter part of FY 95, gas prices plunged temporarily to 20 year lows that drastically downsized Tri-Valley reserve values at July 31, 1995. The Company believes its July 31, 1995 reserve report, which was required under SEC Regulations to use this price aberration in its calculations, is not representative of the current values of its reserves, especially since the gas price has risen substantially since July 1995 and a substantive new well has been put in production. This was corroborated by the fact that Tri-Valley received several offers from ready, willing and able buyers as much as 2.5 times the $835,771 represented in the independent engineer's report for July 31, 1995.

----------------------

The estimated future net recoverable oil and gas reserves from proved developed properties as of July 31, 1996, 1995, 1994, 1993, and 1992, were as follows:


                      BBL                   MCF
                     -----               ---------

1996     Condensate    442  Natural Gas  1,934,339
1995     Condensate    367  Natural Gas  1,888,231
1994     Condensate    378  Natural Gas  2,233,805
1993     Condensate    253  Natural Gas  2,048,846
1992     Condensate  1,069  Natural Gas  2,816,986


The  process  of  estimating  oil  and  gas  reserve  quantities is inherently
imprecise.    Ascribing  monetary  values to those reserves, therefore, yields imprecise  estimated  data  at  best.

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from the Company's proved developed oil and gas reserves, discounted at 10%, was $1,126,910, $835,771, $1,577,027, $1,343,270, and $2,027,700, at July 31,
1996, 1995, 1994, 1993, and 1992, respectively. Reference is made to the supplemental information of the consolidated financial statements for further information on oil and gas reserves and estimated values.

Registrant did not file estimates of total proved net oil or gas reserves with, or included in reports to, any other Federal authority or agency since the beginning of the last fiscal year, except for estimates filed with the U.S. Bankruptcy Court. As yet, few reserve estimates are available for the Company's precious metal properties as they were all acquired as geologic plays with minimal testing and assay to date. TVC does not project any ore reserve tons of its Richardson, Alaska property. However, TVC has recovered over 3,000 raw ounces of gold from a 30,000 ton bulk sampling of one 5-acre area. From trenching, core and TVC drilling, bulk sampling and assaying, the Company has reason to believe that larger commercially recoverable reserves may be exposed by its subsequent programs. The future recovery of raw ounces on a per ton basis is purely speculative at this time.

----------------------

The following table sets forth the net quantities of natural gas and crude oil produced by Registrant during the last five fiscal years:

                                        Year  Ended  July  31,
                                        ----------------------

                    1996     1995     1994     1993     1992
                   -------  -------  -------  -------  -------

Natural Gas (MCF)  272,532  247,414  264,109  366,486  495,215
Crude Oil (BBL)        210      107       87      314      759


The following table sets forth the average sales price and average production (lifting) cost per unit of oil and gas produced by registrant during the last five fiscal years:

                             Year  Ended  July  31,
                             ----------------------

                       1996   1995   1994   1993   1992
                       -----  -----  -----  -----  -----

Natural gas (per MCF)  $2.00  $1.35  $1.80  $1.95  $2.07
Production costs
  (per MCF)              .10    .20    .20    .20    .10
                       -----  -----  -----  -----  -----

Net Profit per MCF     $1.90  $1.15  $1.60  $1.75  $1.97
                       =====  =====  =====  =====  =====



As of July 31, 1996, the Company had the following gross and net position in wells and developed acreage:

                                   Wells                                 Acres
                            ------------                      ----------------
                             Gross            Net               Gross      Net
                            ------      ---------             -------   ------

                               13           3.576            2785.00    740.40

(1) "Gross" acres represent the total acres in which the Company has a working interest; "net" acres represent the aggregate of the working interests of the Company in the gross acres.

(2) "Gross" wells represent the total number of producing wells in which the Company has a working interest or overriding royalty. "Net" wells represent the number of gross producing wells multiplied by the percentages of the working interests or royalty interests therein by the Company.

----------------------

The following table sets forth the number of productive and dry exploratory and development wells drilled by the Company during fiscal years ending July 31, 1996, 1995, 1994, 1993, and 1992:


             1996  1995  1994  1993  1992
             ----  ----  ----  ----  ----

Exploratory
-----------
  Producing   1.0   2.0   1.0   1.0   -0-
  Dry         -0-   -0-   -0-   -0-   1.0
             ----  ----  ----  ----  ----

    Total     1.0   2.0   1.0   1.0   1.0
             ====  ====  ====  ====  ====

Development
-----------
  Producing   -0-   -0-   -0-   1.0   -0-
  Dry         -0-   -0-   -0-   1.0   -0-
             ----  ----  ----  ----  ----

    Total     -0-   -0-   -0-   2.0   -0-
             ====  ====  ====  ====  ====


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

The Company deals with both industry and sophisticated individual partners on its oil, gas and precious metals projects.

The Company continually screens geologically prospective acreage as to its availability for leasing. Oil and gas and precious metals prospects developed by the Company's own staff and by other sources are regularly evaluated.

The following table sets forth information regarding undeveloped acreage in which the Company had an interest on December 31, 1996.

             State                    Gross Acres              Net Acres
             -----                  -------------              ---------

     California  oil  and  gas           2,785.00                 740.40

     Alaska  minerals                   24,000.00               23,300.00

Some  of  the  Company's  undeveloped  acreage is held pursuant to leases from
landowners.   Such leases have varying dates of execution and generally expire one  to  five  years  after  the  date  of  the  lease.

----------------------

The Company is obligated to pay varying annual delay rentals to the lessors on such properties in order to prevent the leases from expiring. Mineral properties claimed on open State land requires minimum annual assessment work of $100 worth per State of Alaska claim. The Company had no Federal claims, 1,678 State of Alaska claims, and 10 prospecting sites, totaling 66,281 net acres as of July 31, 1995. Subsequent to November 30, 1995, the Company reduced its claim block to 606 claims and prospecting sites totaling over 24,000 acres (over 37.5 square miles) to concentrate on the most advanced targets. Expenditures on the Richardson, Alaska acreage have already carried forward annual assessment requirements more than four years on all Alaska claims.


ITEM  3.    LEGAL  PROCEEDINGS
------------------------------

On January 30, 1996, Tri-Valley and its wholly owned subsidiary, Tri-Valley Oil & Gas Co. filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of California sitting in Fresno seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. Citing improved cash flow due to new capital and increased production, the Company moved for and was granted dismissal from any further Chapter 11 proceedings.

Since the petition date, the Company continued in possession of its properties and, as debtors in possession, were authorized to operate and manage their respective businesses and enter into all transactions (including obtaining services, supplies and inventories) that each could have entered into in the ordinary course of their business had their been no bankruptcy. Although each debtor was authorized to operate its business as a debtor in possession, it could not engage in transactions outside the ordinary course of business without first complying with the notice and hearing provisions of the Bankruptcy Code and obtaining Bankruptcy Court approval where necessary.

An official unsecured creditor's committee (the "Creditors' Committee") was appointed by the Office of the United States Trustee pursuant to Section 1102 of the Bankruptcy Code. The Creditors' Committee had the right to review and object to certain business transactions and was expected to participate in the negotiation of any plan of reorganization. The Company was required to pay certain expenses of the Creditors' Committee, including counsel fees, to the extent allowed by the Bankruptcy Court. No expenses were incurred as the committee never met or retained counsel.

------------------------------

However, an official Committee of Equity Security Holders ("OCESH") was formed under the auspices of the United States Trustee ("UST") who comprised it in a manner which gave a minority of dissident shareholders both quorum and a majority. The OCESH retained counsel and filed numerous motions of opposition and delay in an effort to promote the agenda of the dissidents. At the dismissal, the Company was required to escrow $60,000 against possible legal fees. As of the report date, approximately $27,000 had been billed to the Company by OCESH's counsel.

The following lawsuits were settled prior to the dismissal of the Company from Chapter 11 proceedings, and, to the best of management's knowledge, there are no other material pending legal proceedings.

The lawsuit between the Company and Carl Mitchell for payment of advance royalties allegedly due the Estate of John R. Mitchell on the Richardson, Alaska property as well as a reimbursement of certain expenses allegedly incurred for the benefit of the Richardson property. The Company settled this claim in full for $80,000 during the fiscal year 1996 which is the amount management believed it owed.

During fiscal 1996, a lawsuit between the Company and Helen L O'Brien, former TVC\TVOG vice president and secretary-treasurer, concerning her claim for additional compensation from the Employee Overriding Royalty Program was
settled.    The  settlement  amount  is  not  material  to  the  Company.


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------

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

Management cast a minimum of 3,790,067 votes on all items and was pleased to declare that all three items on the agenda were approved. The final number of votes cast for each item on the agenda are as follows:

1.          Re-elect  management  slate  of  directors:

3,927,764  shares  for,  out  of  5,565,445  shares  voting
     (71%  of  votes  cast)

2. Re-appoint Brown Armstrong Randall & Reyes, Accountancy Corporation as independent accountants:

     5,326,101  shares  for,  out  of  5,565,445  shares  voting
     (96%  of  votes  cast)

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------
(Continued)

3.          Authorize  management  to  transact other business at the meeting:

     4,917,644  shares  for,  out  of  5,565,445  shares  voting
     (88%  of  votes  cast)

It was moved, seconded and carried that the actions of the board of directors and executive actions of the president since the last meeting be ratified.

No matters were submitted to a vote in fiscal years 1993, 1994, 1995, and 1996.

                                    PART II

ITEM  5.    MARKET  PRICE  OF  THE  REGISTRANT'S  COMMON  STOCK  AND
--------------------------------------------------------------------
RELATED  SECURITY  HOLDER  MATTERS
----------------------------------

Shares  of  Tri-Valley  Corporation  stock  have  been  traded  in  the
over-the-counter  market.   The following table shows the high and low bid and
asked prices of Tri-Valley stock for the quarterly periods indicated as reported by the OTC Stock Journal:

                         Bid  Prices                              Asked Prices
                         -----------                              ------------

                     High      Low      High      Low
                     -----     ----     -----     ----

   1996:
  First Quarter   $  .1563  $   .05  $  .1875  $   .15
  Second Quarter  $    .15  $   .03  $    .16  $   .14
  Third Quarter   $  .3125  $  .105  $    .50  $   .14
  Fourth Quarter  $  .4375  $   .13  $    .50  $  .438


As of July 31, 1996, the Company estimates 800 shareholders in 39 states and 4 foreign countries of record of Tri-Valley Corporation common stock.

The Company historically has paid no dividends, and at this time does not plan to pay any dividends in the immediate future. While in bankruptcy, the Company was prohibited from making cash dividend payments under its debtor in possession financing. This no longer applies as the Company was dismissed from Chapter 11 proceedings.


ITEM  6.    SELECTED  FINANCIAL  DATA
-------------------------------------

The following table summarizes selected financial data for the Company and should be read in connection with the Consolidated Financial Statements, related notes and other financial information appearing elsewhere in this report.


                          1996        1995        1994       1993       1992
                       ----------  ----------  ----------  --------  ----------

Revenues               $ 879,247   $ 432,377   $ 663,960   $753,126  $1,130,998

Income (loss) before
  extraordinary item   $(317,358)  $(306,844)  $(294,016)  $  9,291  $  239,139
Net income (loss)      $(317,358)  $(306,844)  $(294,016)  $ 14,091  $  382,139
Net income (loss)
  per common share     $    (.04)  $    (.04)  $    (.04)  $      -  $      .06

ITEM  6.    SELECTED  FINANCIAL  DATA
-------------------------------------


                              1996        1995        1994        1993        1992
                           ----------  ----------  ----------  ----------  ----------

At year-end:

Total assets               $3,949,375  $3,825,053  $3,852,315  $4,190,116  $3,914,461

Shareholders' equity       $1,400,167  $1,713,625  $1,931,849  $2,003,365  $1,859,689

Long-term debt, excluding
  current portion          $  916,757  $   35,787  $   37,755  $   92,238  $   49,000



ITEM  7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION
---------

Entering its 34th year of business, the Company is primarily involved in exploration and production of natural gas and gold. Fiscal 1996 saw Tri-Valley suffer from severe cash flow constraints attributable to significant operating losses stemming from a short-term plunge in gas prices to 20 year lows and declined production from depleting zones.

On January 30, 1996, Tri-Valley Corporation and its wholly owned subsidiary, Tri-Valley Oil & Gas Co. filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code seeking to reorganize under the Code. The reasons are detailed in Part I, Item I of the Form 10-K. (The Company successfully used the bankruptcy to buy time to raise new capital and, after paying all creditors in full, was dismissed 10 months later on November 1, 1996). The Company has experienced significant operating losses in the last three years stemming from production decline and a temporary plunge in gas prices to 20 year lows and the costs of the Chapter 11. Both production and price have since increased and management expects that significant liquidity concerns will be substantially resolved with the dismissal from Chapter 11. A substantial capital formation program is under way to enhance the financial strength of the Company. In the long term, the Company's viability will be dependent on its ability to achieve successful future operations.

Although all claims have been settled since dismissal of the bankruptcy on November 1, 1996, the consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence nor do the consolidated financial statements reflect adjustments required by "fresh start" reporting. The consolidated financial statements do not reflect the amount of creditors' claims filed, the ultimate settlement of liabilities and contingencies which may be allowed in Chapter 11 reorganization cases or the effect of any changes, including changes in the Company's operations, which may result from a plan of reorganization or dismissal.

ITEM  7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION  (Continued)
---------

RESULTS  OF  OPERATIONS
-----------------------

Tri-Valley's natural gas discoveries and production raised it into the top 10% of 193 California dry gas operators. Among U.S. petroleum companies ranked annually by the Oil & Gas Journal, Tri-Valley rose to 195th place giving it a total gain over the past eight years of 199 places.

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

After 13 consecutive profitable quarters, revenues plunged during 1994 due to production decline and a steep drop in natural gas prices ultimately to 20 year lows in 1995. As a producing zone depletes it is operated until it is no longer profitable before plugging it and opening a new zone for new flush production. Unless the Company has alternate revenue to offset such declines it creates losses and due to the combination of production and price declines the losses were severe.

Adding to the frustration is the fact that in November 1994, Tri-Valley completed the most significant California on shore dry gas discovery of the year with over 147 net feet of pay in the Webb Tract No. 1 (which was not hooked-up until January 2, 1997 due to pipeline delays). Thus, the Company and its partners have been denied substantial revenue during this period. The only positive aspect is that gas prices were very low during shut in and have currently rebounded. The Company expects to increase its production revenue 15% to 35% from this well.

In August 1995, Tri-Valley completed another very substantial well with 113 net feet of pay. This well was hooked up and at the end of 1995 was selling about 3 million cubic feet of gas per day from one zone and the revenue was beginning to restore the Company's basic cash flow needs.

Legal expenses related to Chapter 11 increased G&A expenses disproportionately and the Company took a number of write-offs to keep the balance sheet clean and conservative. This resulted in another loss and a decline in net worth.

ITEM  7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION  (Continued)
---------

RESULTS  OF  OPERATIONS  (Continued)
-----------------------

However, subsequent to the fiscal year ending July 31, 1996, and prior to December 31, 1996, Tri-Valley's capital formation program has generated $3,000,000 in new money from the sale of unregistered stock and participation in projects. As a result, Tri-Valley was dismissed from Chapter 11 in the strongest financial position in its corporate history. The Company expects to change its fiscal year to December 31 in order to reflect this strength on its audited financial statements.

The Company's hydrocarbon reserves at July 31, 1996 were valued by independent engineers at a net present value of $1,126,910 including the SEC mandatory 10% discount rate up from the July 31, 1995 value of $835,771. This value does not appear on the balance sheet because accounting rules require discovered reserves to be carried on the balance sheet at cost of obtaining them rather than the actual future net revenue from producing them. Since Tri-Valley arranges to be carried in the test wells on prospects, it incurs very little cost and, therefore, very little value of discovered reserves appears on the balance sheet despite the fact that reserves are a most important value of the Company, especially from an industry point of view. Also not on the balance sheet is significant value resulting from more than $1,500,000 in outside investment by third parties into exploration on the properties adjacent to the Company's Richardson, Alaska, property. Such exploration is, in the Company's opinion, a great value to the Company because it helps the Company further define its exploration activities, and, as such, the Company benefits greatly from the third party's expertise and effort. These values, in management's opinion, constitute a significant part of the value of the Company even though it is presently unrecognized, and unrecognizable, on the balance sheet.

Over $485,000 of Tri-Valley capital is invested in the North Tracy Triad Play composed of three separate prospects with an aggregate reserve target of over 500 billion cubic feet of natural gas. This play is generated off of Phillips Petroleum Company and Tri-Valley proprietary data and drilling the test well is dependent on Tri-Valley securing other working interest partners. Normally, major companies and large independents would be the candidates but there has been a massive shift of exploration budgets from U.S. on-shore to overseas just as Tri-Valley brought the first prospect to drillable status. This has denied the Company timely return of capital from sale of the play. Management believes the play offers the chance of exceptional upside to the Company and is dedicated to getting it sold and drilled. In late December 1996, the Company completed a very complicated land permitting and financing package to enable a test well to be drilled in January 1997 on a different structure in the area.

ITEM  7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION  (Continued)
---------

RESULTS  OF  OPERATIONS  (Continued)
-----------------------

Similarly, Tri-Valley has invested $1,680,000 (the equivalent of less than 4,800 ounces of gold at today's price) in its Richardson, Alaska lode gold exploration project. A substantial part of this is represented by contract payments of 300,000 shares of Tri-Valley preferred stock, convertible one-for-one into common, to TsNIGRI, the Moscow based Central Research Institute of Geological Prospecting for Base and Precious Metals. TsNIGRI has performed over 1,000 line miles of ground traverses for geological, geochemical, biochemical, hydrochemical sampling and geophysical profiles throughout 225 square miles of Tri-Valley's claim block and surroundings. Over 5,000 samples have been run through a variety of laboratory analysis including over 1,000 samples assayed by Bondar-Clegg, an industry accepted assay house. Physical gold has been found at 60 locations wide spread over a 20 mile swath on the claims and TsNIGRI has increased their forecast to over 2 million ounces of recoverable gold. At present, this is only a prognostic resource and not a proven reserve. Since 1993, Tri-Valley has spent time
               -----------------------
assimilating this vast amount of new data to define more specific targets for field confirmation in the future. In June, TsNIGRI converted its preferred stock into 300,000 shares of restricted common shares in support of Tri-Valley management.

Management believes that the Company possesses a superior mineral property which could reward the shareholders dramatically from discovery success with little downside exposure at present. As part of the dismissal from Chapter 11, the Company was able to purchase 10% working interest in a portion of its core claims from Trio Petroleum for $120,000 down and a note for $125,000 at 7% interest all due and payable February 4, 1997. The Company paid the note, principal and accrued interest in full on December 31, 1996.

IN  NATURAL  GAS
----------------

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

Prices began a recovery in the fall of 1995 with spot prices surging for record highs in late 1996. This has helped to maintain revenue in the face of production decline. The Company expects to permit and drill the Martins-Severin No. 6 and the Webb Tract Nos. 2 and 3 in fiscal 1997 as well as the Pimentel No. 1 test on its Tracy Play.

ITEM  7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION  (Continued)
---------

IN  GOLD
--------

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

The Company has proposed a core and reverse circulation drilling program for the three most advanced targets on its Richardson, Alaska lode gold exploration project. The Company was actively seeking investment to fund the program prior to the filing of Chapter 11 petitions. The purpose was to drill prove reserves at the John Mitchell Lode at the Democrat Dike and drill infer geologic resources at the Banner/Buckeye and Buck/Shamrock anomalies. Since dismissal from Chapter 11 on November 1, 1996, the Company has received expressions of interest and preliminary offers from several mining companies to joint venture the further exploration and development of the property. The Company is interviewing mining and mineral processing engineers with a view toward completing the processing of approximately 100,000 tons of partially crushed, partially processed ore from the John Mitchell lode.

COMPARISON  OF  FISCAL  YEARS  ENDED  JULY  31,  1996  AND  1995
----------------------------------------------------------------

REVENUES

Revenues from the sale of oil and gas more than doubled in fiscal year 1996 from $376,154 to $872,386. The increase was from substantial natural gas production and natural gas price increases as well as $73,884 in one time accruals from prior production. Production increased from a new well, the Martins-Severin No. 5, and gas prices strengthened to propel revenues considerably higher. The Company expects prices to remain firm well into 1997.

COSTS  AND  EXPENSES

Costs of the Chapter 11 and new financing drove G&A expenses to $764,799 in fiscal year 1996 versus $498,421 in fiscal year 1995. All other categories also increased as the Company wrote off non-productive leases and charged more to operating expense and depreciation, depletion and amortization due to increased production. The total expenses in fiscal year 1996 reached $1,195,005 for a loss of $317,358 versus $737,621 and $306,844, respectively, for  the  same  period  in  fiscal  year  1995.

Total assets increased slightly to $3,949,375 in fiscal year 1996, up $124,322 from $3,825,053 in fiscal year 1995. However, stockholder equity suffered from the loss and declined to $1,400,167 in fiscal year 1996, down $313,458 from $1,713,625 in fiscal year 1995.

ITEM  7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION  (Continued)
---------

COMPARISON  OF  FISCAL  YEARS  ENDED  JULY  31,  1996  AND  1995  (Continued)
----------------------------------------------------------------

COSTS  AND  EXPENSES  (Continued)

The Company anticipates increased revenues for fiscal year 1997 along with increased expenses as it makes an extraordinary effort to complete several projects which it expects to fund from operations and new project capital from the sale of equity.

COMPARISON  OF  FISCAL  YEARS  ENDED  JULY  31,  1995  AND  1994
----------------------------------------------------------------

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

The above loss contributed to a further decline in the total assets from $3,852,315 in fiscal 1994 to $3,825,053 in fiscal 1995. Stockholder equity declined more sharply from $1,931,849 in fiscal 1994 to $1,713,625 in fiscal 1995.

While natural gas prices remained relatively firm, production revenue declined from depleting zones by $142,163 from $476,365 in fiscal 1994 to $376,154 in fiscal 1995, a drop of 22%.

COSTS  AND  EXPENSES

Costs and expenses soared 32% to $956,376 in fiscal 1994 largely due to the Company writing down $252,119 in non-productive oil and gas leases and California Mining Claims impacted by the East Mojave Desert National Park Act. G&A rose slightly due to activities on site at the Company's gold exploration project at Richardson, Alaska.

ITEM  7.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION  (Continued)
---------

COMPARISON  OF  FISCAL  YEARS  ENDED  JULY  31,  1995  AND  1994  (Continued)
----------------------------------------------------------------

COSTS  AND  EXPENSES  (Continued)

Overall, this contributed to a net loss of $294,016, the bulk of which was for write-off of California mining claims.

COMPARISON  OF  FISCAL  YEARS  ENDED  JULY  31,  1994  AND  1993
----------------------------------------------------------------

REVENUES

Revenues declined mainly from production declines. However large write-offs of $252,119 in fiscal 1994 exacerbated the situation creating a loss of $294,016 in fiscal 1994 versus a net profit of $14,091 in fiscal 1993.

While natural gas prices remained relatively firm, production declined from depleting zones by $154,542 from $630,907 in fiscal 1993 to $476,365 in fiscal 1994, a drop of 25%. Overall revenue declined from $753,126 in fiscal 1993 to $663,960 in fiscal 1994, a drop of $89,166 or about 12%.

After five consecutive years of asset and net asset gain, the losses contributed to a drop from $4,190,116 of gross assets in fiscal 1993 to $3,852,315 in fiscal 1994. Stockholder equity declined from $2,003,365 in fiscal 1993 to $1,931,849 in fiscal 1994.

COST  AND  EXPENSES

Fiscal 1994 saw G&A expenses increase over fiscal 1993 as management strove to bring projects to completion or at least produce revenue. This included additional gold sample efforts at Richardson, Alaska to reclaim saleable gold as well as useful data. Frequent equipment breakdown denied sufficient volume to be processed to produce either. G&A rose from $513,660 in fiscal 1993 to $536,086 in fiscal 1994, an increase of 4%. Interest expense remained about the same.

                         ITEM 8. FINANCIAL STATEMENTS
                         ----------------------------
                        REPORT OF INDEPENDENT AUDITORS


The  Board  of  Directors
Tri-Valley  Corporation
Bakersfield,  California


We have audited the accompanying consolidated balance sheets of Tri-Valley Corporation as of July 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended July 31, 1996. These financial
statements  are  the  responsibility  of  the  Company's  management.    Our
responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Tri-Valley Corporation at July 31, 1996 and 1995, and the results of its consolidated operations and its cash flows for each of the three years in the period ended July 31, 1996 in conformity with generally accepted accounting principles.

     BROWN  ARMSTRONG  RANDALL  &  REYES
     ACCOUNTANCY  CORPORATION





Bakersfield,  California
December  3,  1996,  except  for  Note  15,
  which  is  dated  January  9,  1997

  The accompanying notes are an integral part of these financial statements.

                            TRI-VALLEY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                      July  31,
                                                      ---------
                                                   1996         1995
                                                -----------  -----------

CURRENT ASSETS
  Cash                                          $  258,924   $  228,704
  Accounts receivable, trade (Note 6)              277,586      295,340
  Prepaid expenses                                   2,029       10,841
                                                -----------  -----------

    Total Current Assets                           538,539      534,885
                                                -----------  -----------

PROPERTY AND EQUIPMENT, NET
  (Notes 1 and 2)                                3,085,825    2,915,070
                                                -----------  -----------

OTHER ASSETS
  Deposits                                          61,000      100,241
  Investments in partnerships (Note 1)              (7,152)      (7,152)
  Goodwill (net of accumulated amortization
    of $162,690 at July 31, 1996 and $151,844
    at July 31, 1995 (Note 1)                      271,163      282,009
                                                -----------  -----------

    Total Other Assets                             325,011      375,098
                                                -----------  -----------

    TOTAL ASSETS                                $3,949,375   $3,825,053
                                                ===========  ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        July  31,
                                                        ---------
                                                      1996          1995
                                                  ------------  ------------

CURRENT LIABILITIES
  Notes and contracts payable (Note 3)            $    77,992   $   556,279
  Trade accounts payable                              226,057       125,370
  Amounts payable to joint venture participants       505,690       419,169
  Advances from joint venture participants            483,412       627,811
  Due to related parties                              204,392       137,300
  Accrued expenses and other liabilities              134,908       209,712
                                                  ------------  ------------
    Total Current Liabilities                       1,632,451     2,075,641
                                                  ------------  ------------
LONG-TERM PORTION OF NOTES AND
 CONTRACTS PAYABLE
  Notes payable                                        16,757        35,787
  Convertible notes payable                           900,000             -
                                                  ------------  ------------

    Total Long-Term Portion of Notes and
     Contracts Payable                                916,757        35,787
                                                  ------------  ------------
COMMITMENTS (Note 9)
SHAREHOLDERS' EQUITY
  Convertible preferred stock, $1.00 par value:
    5,000,000 shares authorized; 300,000
    shares subscribed                                       -       300,000
  Common stock, $.01 par value:
    25,000,000 shares authorized;
    8,027,248 and 7,337,248 issued and
    outstanding at July 31, 1996 and 1995,
    respectively                                       80,272        73,372
  Less:  Common stock in treasury, at cost,
    156,925 shares                                    (28,639)      (28,639)
  Stock options outstanding                                 -       191,100
  Capital in excess of par value                    3,772,753     3,284,653
  Accumulated deficit                              (2,424,219)   (2,106,861)
                                                  ------------  ------------
    Total Shareholders' Equity                      1,400,167     1,713,625
                                                  ------------  ------------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                        $ 3,949,375   $ 3,825,053
                                                  ============  ============

                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Year  Ended  July  31,
                                                   ----------------------
                                                1996         1995         1994
                                             -----------  -----------  -----------

REVENUES
  Sale of oil and gas                        $  872,386   $  376,154   $  538,415
  Sale of oil and gas prospects                       -       25,519       38,224
  Precious metals revenue                             -        9,338       81,078
  Interest income                                 6,861        8,257        6,243
  Other                                               -       13,109            -
                                             -----------  -----------  -----------

                                                879,247      432,377      663,960
                                             -----------  -----------  -----------

COST AND EXPENSES
  Leases sold, relinquished and impaired         27,593        9,048      252,119
  Oil and gas leases                            259,673      116,285       75,257
  General and administrative                    764,799      498,421      536,086
  Depreciation, depletion and amortization       53,453       48,429       52,034
  Interest                                       89,487       65,438       40,880
                                             -----------  -----------  -----------

                                              1,195,005      737,621      956,376
                                             -----------  -----------  -----------

LOSS BEFORE INCOME TAXES                       (315,758)    (305,244)    (292,416)

TAX PROVISION (Note 5)                            1,600        1,600        1,600
                                             -----------  -----------  -----------

NET LOSS                                     $ (317,358)  $ (306,844)  $ (294,016)
                                             ===========  ===========  ===========


NET LOSS PER COMMON SHARE                    $     (.04)  $     (.04)  $     (.04)
                                             ===========  ===========  ===========


WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                          7,452,248    7,071,126    6,911,130
                                             ===========  ===========  ===========


  The accompanying notes are an integral part of these financial statements.

  The accompanying notes are an integral part of these financial statements.

                            TRI-VALLEY CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                                             Capital
                                                                in
                                                     Par    Excess of    Accumulated    Treasury    Preferred      Options
                                         Shares     Value   Par Value      Deficit       Stock        Stock      Outstanding
                                        ---------  -------  ----------  -------------  ----------  -----------  -------------

Balance at July 31, 1993                6,500,277  $65,003  $2,959,263  $ (1,506,001)  $  (6,000)  $  300,000   $    191,100

Issuance of common stock to investors     660,007    6,600     238,539             -           -            -              -
Treasury stock (acquired)                       -        -           -             -     (30,139)           -              -
Treasury stock sold                             -        -           -             -       7,500            -              -
Net loss                                        -        -           -      (294,016)          -            -              -
                                        ---------  -------  ----------  -------------  ----------  -----------  -------------

Balance at July 31, 1994                7,160,284   71,603   3,197,802    (1,800,017)    (28,639)     300,000        191,100

Issuance of common stock to officers,
  directors and employees                 141,564    1,415      69,505             -           -            -              -
Issuance of common stock to investors      35,400      354      17,346             -           -            -              -
Net loss                                        -        -           -      (306,844)          -            -              -
                                        ---------  -------  ----------  -------------  ----------  -----------  -------------

Balance at July 31, 1995                7,337,248   73,372   3,284,653    (2,106,861)    (28,639)     300,000        191,100

Issuance of common stock to investors     390,000    3,900     191,100             -           -            -       (191,100)
Transfer of preferred stock to common     300,000    3,000     297,000             -           -     (300,000)             -
Net loss                                        -        -           -      (317,358)          -            -              -
                                        ---------  -------  ----------  -------------  ----------  -----------  -------------

Balance at July 31, 1996                8,027,248  $80,272  $3,772,753  $ (2,424,219)  $ (28,639)  $        -   $          -
                                        =========  =======  ==========  =============  ==========  ===========  =============


                                             Stock
                                         Shareholders'
                                            Equity
                                        ---------------

Balance at July 31, 1993                $    2,003,365

Issuance of common stock to investors          245,139
Treasury stock (acquired)                      (30,139)
Treasury stock sold                              7,500
Net loss                                      (294,016)
                                        ---------------

Balance at July 31, 1994                     1,931,849

Issuance of common stock to officers,
  directors and employees                       70,920
Issuance of common stock to investors           17,700
Net loss                                      (306,844)
                                        ---------------

Balance at July 31, 1995                     1,713,625

Issuance of common stock to investors            3,900
Transfer of preferred stock to common                -
Net loss                                      (317,358)
                                        ---------------

Balance at July 31, 1996                $    1,400,167
                                        ===============

  The accompanying notes are an integral part of these financial statements.

                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                         Year  Ended  July  31,
                                                         ----------------------
                                                      1996         1995        1994
                                                   -----------  ----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                         $ (317,358)  $(306,844)  $(294,016)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
  Depreciation, depletion and amortization             53,453      48,429      52,034
  (Increase) decrease in accounts receivable           17,784     177,827      53,152
  Decrease (increase) in prepaid expenses               8,812      (8,322)      7,830
  Decrease (increase) in deposits                      39,241      10,260       4,740
  Increase (decrease) in trade accounts payable       100,687     (67,639)      6,249
  Increase (decrease) in amounts payable to joint
    venture participants and related parties           86,521    (402,020)   (116,733)
  (Decrease) increase in advances from joint
    venture participants                             (144,399)    371,489    (123,444)
  (Decrease) increase in accrued expenses and
    other liabilities                                  (7,742)    (38,336)    105,401
  (Decrease) increase in income taxes payable               -           -     (15,400)
  Impairment, dry hole and other disposals of
    property and equipment                             27,593     137,667     257,226
                                                   -----------  ----------  ----------

     Net Cash Used by Operating Activities           (135,408)    (77,489)    (62,961)
                                                   -----------  ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                               (240,955)   (293,373)   (387,113)
                                                   -----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt                    1,038,000     540,810       5,000
  Principal payments on long-term debt               (635,317)   (213,342)   (127,358)
  Proceeds from issuance of common stock                3,900       1,769       6,600
  Purchase of treasury stock                                -           -     (30,139)
  Proceeds from issuance of treasury stock                  -           -       7,500
  Additional paid in capital                                -      86,851     238,539
                                                   -----------  ----------  ----------

     Net Cash Provided by Financing Activities        406,583     416,088     100,142
                                                   -----------  ----------  ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                     30,220      45,226    (349,932)

CASH AT BEGINNING OF YEAR                             228,704     183,478     533,410
                                                   -----------  ----------  ----------

CASH AT END OF YEAR                                $  258,924   $ 228,704   $ 183,478
                                                   ===========  ==========  ==========

                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                           Year  Ended  July  31,
                                                           ----------------------

                                                         1996     1995      1994
                                                        -------  -------  ---------


SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION
    Interest Paid                                       $89,487  $65,438  $ 40,880
                                                        =======  =======  =========

    Income Taxes Paid                                   $ 1,600  $ 1,600  $  1,600
                                                        =======  =======  =========


SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING ACTIVITIES
    Unrestricted common stock exchanged for restricted
      common stock used to acquire property and
      retire a note payable:
        Retirement of note payable                      $     -  $     -  $ 15,000
        Treasury shares acquired                              -        -   (30,139)
        Treasury shares issued                                -        -     7,500

                            TRI-VALLEY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                         JULY 31, 1995, 1994 AND 1993



NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

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

Business  Combinations
----------------------

The information contained in the financial statements and accompanying notes is that of Tri-Valley Corporation with which the subsidiary company (Tri-Valley Oil & Gas Co.) has been consolidated.

Chapter  11  Reorganization
---------------------------

On January 30, 1996, Tri-Valley Corporation ("TVC") and its wholly owned subsidiary, Tri-Valley Oil & Gas Co. ("TVOG"), filed voluntary petitions in the United States Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of California sitting in Fresno seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code (the "Code"). The Chapter 11 cases of TVC and TVOG were substantially consolidated under TVC, and TVC continues to file consolidated tax and SEC reports.

During the process of developing a Plan, management was able to infuse the Company with capital from new investors and increased production. The Company, citing the influx of capital, filed a motion to be dismissed from bankruptcy. On November 1, 1996, the court granted the motion and dismissed
the  case.    Prior  to  this  dismissal,  the  Company  operated  as    a
debtor-in-possession under Chapter 11 of the Federal Bankruptcy Code. During this period, all Company obligations were subject to compromise. These financial statements, however, do not reflect any adjustment or disclosure since no plan of reorganization was actually filed and/or confirmed by the Bankruptcy Court, and all major obligations which were subject to compromise were, subsequent to year end, paid 100 cents on the dollar.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Chapter  11  Reorganization  (Continued)
---------------------------

After the filing of the Chapter 11 case, the Company was authorized to operate their business as debtors-in-possession. Pursuant to the Code, transactions outside the ordinary course of business required the approval, after notice and hearing, of the Bankruptcy Court and liabilities arising prior to the filing of the petitions under Chapter 11 of the Code could not be paid without prior approval of the Bankruptcy Court. Debtor-in-possession status was terminated upon the court's dismissal of the case on November 1, 1996.

Pursuant to the orders of the Bankruptcy Court, the Official Equity Security Holders Committee of TVC and the Creditors Committee have been appointed by the U.S. Trustee with authority to obtain counsel and other professionals whose fees have been paid by the Debtor. Reorganization related professional fees are being recorded as they are incurred with total costs amounting to approximately $114,000. As of the report date, approximately $27,000 remained unpaid.

As discussed herein, the Company has experienced significant operating losses in the last three fiscal years. However, due to the subsequent debt to equity conversions, the Company has reduced its debt considerably and all claims have been paid 100 cents on the dollar. These financial statements, appropriately, do not disclose liabilities which may be subject to compromise as no debt forgiveness resulted from the Chapter 11 proceedings. Fresh Start accounting is also not considered necessary as no formal plan was ever submitted to the court.

Transfers of assets, including cash payments, prior to the commencement of the Chapter 11 cases could have been revised by the Bankruptcy Court if they were determined to constitute preferential transfers or fraudulent conveyances under certain sections of the Code. Upon the reversal of a transaction, the assets returned would be part of the bankruptcy estate of the Debtor and would be subject to the claims of the Debtor's creditors. If any assets are returned to the Debtor, the entity from which the assets are recovered would have an unsecured claim against the debtor in the amount of the value of the assets transferred by the Debtor to such entity. The court determined all pre-petition transfers were appropriate and in the normal course of business, and thus, no transactions were reversed by the court prior to entering bankruptcy.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

History  and  Business  Activity
--------------------------------

Historically an oil and gas exploration and production company, emphasizing the Sacramento Valley natural gas province, the Company added precious metals exploration in fiscal 1987. The Company conducts its oil and gas business primarily through its 33 year old wholly owned oil and gas subsidiary,
Tri-Valley Oil & Gas Company ("TVOG"). TVOG is engaged in the exploration, acquisition and production of oil and gas properties. At present, the precious metals exploration activities are conducted directly by the parent, Tri-Valley Corporation ("TVC"). TVC has traditionally sought acquisition or merger opportunities within and outside of petroleum and mineral industries.

Basis  of  Accounting
---------------------

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

Cash  Equivalent  and  Short-Term  Investments
----------------------------------------------

Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper, and money market accounts purchased with an original maturity date of three months or less.

Goodwill
--------

The consolidated financial statements include the net assets purchased of Tri-Valley Corporation's wholly owned subsidiary. Net assets are carried at their fair market value at the acquisition date. The excess of acquisition costs over the fair value of assets acquired is included in and has been allocated to goodwill. Goodwill of $433,853 is being amortized on a straight-line basis over 40 years. The carrying amount of goodwill is evaluated periodically. Factors used in the evaluation include anticipated cash flows from operating and non-operating mineral properties, as the goodwill originally attached to extractive industry properties. Tri-Valley Corporation has not established an allowance for the impairment of goodwill which may be realized should the Company be acquired or merged with another organization.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Drilling  Agreements/Joint  Ventures
------------------------------------

Tri-Valley frequently participates in drilling agreements whereby it acts as operator of drilling and producing activities. As operator, TVOG is contingently liable for the activities of these ventures. The Company owns a carried interest and/or overriding royalty interest in such ventures, earning a working interest at payout.

Receivables from and amounts payable to these related parties (as well as other related parties) have been segregated in the accompanying financial statements. Transactions with these parties are within the ordinary course of business.

Oil  and  Gas  Property  and  Equipment  (Successful  Efforts)
--------------------------------------------------------------

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

In March 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to be Disposed of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assessed its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The new statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows. In the case of the Company, this results in a property by property impairment review.

The Company adopted SFAS No. 121 in the first quarter of 1996. Impairment loss on the oil and gas properties is calculated as the difference between the asset book carrying amounts and future undiscounted net cash flow projections, giving consideration to recent prices, pricing trends and estimated reserve quantities. These projections represent the Company's best estimate of fair value based on the information available.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Oil  and  Gas  Property  and  Equipment  (Successful  Efforts)  (Continued)
--------------------------------------------------------------

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of operations under leases sold, relinquished and impaired.

Mineral  Property
-----------------

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

Capitalization  of  Interest
----------------------------

Interest cost is capitalized on construction and development programs until placed into operation.

Properties  and  Equipment
--------------------------

Properties and equipment are depreciated using the straight-line method over the following estimated useful lives:

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

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Concentration  of  Credit  Risk
-------------------------------

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

Derivative  Financial  Instruments  and  Fair  Value  Disclosure  (SFAS  119)
-----------------------------------------------------------------------------

In October 1994, the Financial Accounting Standards Board issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The provisions of SFAS 119 are effective for financial statements issued for years ending after December 15, 1994, for entities whose total assets exceed $150 million. For those entities whose total assets are less than $150 million at December 15, 1994, the provisions of SFAS 119 are effective for years ended after December 15, 1995. SFAS 119 requires disclosures about derivative financial instruments and other financial instruments with similar characteristics. The provisions of this statement should not have a significant effect on the Company's financial position since the Company does not have any derivative financial instrument investments.

Fair  Values  of  Financial  Instruments
----------------------------------------

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. For the purpose of this statement, the carrying amounts of the Company's instruments approximate their fair market values.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Income  Taxes
-------------

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

Net  Income  (Loss)  Per  Common  Share
---------------------------------------

The calculation of net income/loss per common share is based on the weighted average number of common stock shares outstanding during each period. The effect of convertible preferred stock on the net income/loss per share ratio is considered anti-dilutive and was not included in the computation of earnings per common share for any of the years presented.

Reclassification
----------------

Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.

Use  of  Estimates  in  the  Preparation  of  Financial  Statements
-------------------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE  2  -  PROPERTY  AND  EQUIPMENT
            ------------------------

Oil  and  gas properties, and equipment and fixtures consist of the following:

                                                             July  31,
                                                             ---------
                                                          1996        1995
                                                       ----------  ----------

  Oil and Gas - California
-----------------------------------------------------
  Proved properties, net of accumulated
    depletion of $233,259 at July 31, 1996
    and $196,741 at July 31, 1995                      $  276,846  $  248,631
  Unproved properties, net of valuation
    provision at July 31, 1996 and 1995                   695,861     646,692
                                                       ----------  ----------
     Total Oil and Gas Properties                         972,707     895,323
                                                       ----------  ----------
  A summary of other property and equipment follows:
-----------------------------------------------------
  Mining prospects                                      2,057,732   1,958,273
  Land                                                     11,281      11,281
  Building net of accumulated depreciation
    of $4,512 at July 31, 1996 and $3,384 at
    July 31, 1995                                          40,612      41,740
  Office equipment and leasehold
    improvements net of accumulated
   depreciation of $86,203 at July 31,
   1996 and $81,241 at July 31, 1995                        3,493       8,453
                                                       ----------  ----------
     Total Other Property and Equipment                 2,113,118   2,019,747
                                                       ----------  ----------
  PROPERTY AND EQUIPMENT (NET)                         $3,085,825  $2,915,070
                                                       ==========  ==========

NOTE  3  -  NOTES  AND  CONTRACTS  PAYABLE
            ------------------------------

Long-term  debt  at  July  31,  1996  and  1995  is  summarized  below:

                                                      July  31,
                                                      ---------
                                                     1996    1995
                                                    ------  -------

Note payable to Estate of John R. Mitchell
  dated April 1, 1991, interest at 12.00%,
  July 31, 1996 and 1995, unsecured;
  monthly payments of $1,000 plus
  interest at 12.00% on the unpaid
  principal.                                     $       -  $ 9,000

Note payable to National Bank of Alaska dated
  August 27, 1992; secured by property; payable
  in monthly installments of $539 including
  interest.  Interest rate at 12.00%, July 31,
  1996 and 1995.                                    23,225   27,255

Note payable to Bandera Land Company dated
  December 4, 1992; unsecured; interest at
  10.00%, July 31, 1996 and 1995; interest only
  payable on outstanding balance.                   17,950   17,950

Note payable to Edgar Moss dated -February 1,
  1994; unsecured; no stated interest.              11,000        -

Note payable to Edgar Moss dated February 22,
  1995; unsecured; interest at 7.20%, monthly
  interest payable with principal balance due
  August 22, 1995. Balance plus interest remain
  outstanding at December 3, 1995, the audit
  report date.                                      16,000   16,000

Note payable to Laurence B. Flood dated
  September 16, 1995; unsecured; interest
  at 10.00%, monthly interest payable
  in cash or Tri-Valley Corporation
  unregistered common stock at $.30 per
  share, principal balance due September 16,
  1999.                                              7,000        -

NOTE  3  -  NOTES  AND  CONTRACTS  PAYABLE  (Continued)
            ------------------------------

                                                      July  31,
                                                      ---------

                                                    1996      1995
                                                  --------  --------

Note payable to Laurence B. Flood dated
  July 19, 1995; unsecured; interest at 10.00%,
  monthly interest payable in cash or Tri-
  Valley Corporation unregistered common
  stock at $.30 per share, principal balance
  due July 19, 1999.                                15,000    15,000
Note payable to Frank Agar dated April 20,
  1995; secured by properties; interest at
  10.00%; quarterly interest payable with
  principal balance due October 18, 1995.                -   100,000
Note payable to Frank Agar dated May 5,
  1995; secured by properties; interest at
  10.00%; quarterly interest payable with
  principal balance due November 1, 1995.                -   400,000
Note payable to Imperial Premium Finance,
  Inc., dated June 9, 1996; secured by
  contractual policy; interest at 12.00%;
  payable in monthly installments of
  $680 including interest.                           4,574     6,861
Note payable to Mayal Inwald, dated
  May 4, 1996; unsecured; interest at
  10.00%; interest only on outstanding
  balance with principal due May 4,
  1998. Convertible to common stock.(*)            150,000         -
Note payable to Behrooz Sanafraz, dated
  July 19, 1996; secured by property;
  convertible to common stock, interest
  at 10.00%; monthly interest payable
  with principal due July 19, 1998.(*)             750,000         -
                                                  --------  --------

                                                   994,749   592,066
Less current portion                                77,992   556,279
                                                  --------  --------

Long-Term Portion of Notes and Contracts
  Payable                                         $916,757  $ 35,787
                                                  ========  ========


(*)      As of the report date, this note payable had been converted to common stock,  and,  therefore,  is  no  longer  a corporate liability (see Note 11).

NOTE  3  -  NOTES  AND  CONTRACTS  PAYABLE  (Continued)
            ------------------------------

Maturities of long-term debt for the five years succeeding July 31, 1996 are as follows:


   July 31,
-----------------

           1997    $ 77,992
           1998     906,468
           1999       6,468
           2000       3,821
       Thereafter         -
                   --------

                   $994,749
                   ========


The Company borrowed $100,000, $400,000, and $120,000 on April 20, May 4, and September 25, 1995, respectively, from Frank Agar. While in bankruptcy, the Company managed to reassign these claims to Behrooz Sarafraz, an investment consultant, who spearheaded a group of investors that agreed to pay off the Company's outstanding loans to Agar, assume the claim, and eventually convert the claim to common stock. The reassigned claim of $750,000, which includes the original Agar principal of $620,000, $20,000 in legal fees, $46,653 in unpaid accrued interest, and other consulting fees, still existed on the balance sheet date at July 31, 1996. However, subsequent to year end, the note was converted to 1,875,000 shares of common stock with a $.01 par value.


NOTE  4  -  RELATED  PARTY  TRANSACTIONS
            ----------------------------

The following were known to the Company to be beneficial owners of 5% or more of the Company's outstanding common stock at July 31, 1996:


                              Ownership
                    Shares   Percentage
                    -------  -----------

  Edgar L. Moss     482,857         6.0%
  F. Lynn Blystone  431,998         5.8%
  Victor Millar     400,000         5.0%


Tri-Valley is a general partner and operator of the Tri-Valley Oil & Gas exploration Programs 1971-1 and Martins-Severin Partnerships. Income derived from these activities follows:

                              Year  Ended  July  31,
                              ----------------------

                                1996      1995      1994
                              --------  --------  --------

  Partnership income, net of
    expenses                  $286,500  $147,005  $234,027
                              ========  ========  ========

NOTE  4  -  RELATED  PARTY  TRANSACTIONS  (Continued)
            ----------------------------

On December 4, 1992, the Company entered into an agreement to borrow $15,000 from Bandera Land Company which is owned by F. Lynn Blystone and other members of the Blystone Family. Interest at 10.0% is payable on the outstanding balance with no stated due date. The balance outstanding at July 31, 1996 and 1995, was $17,950, respectively.

On July 19, 1995, the Company entered into an agreement to borrow $15,000 from Laurence B. Flood, a shareholder of the Company. Interest at 10% is payable every two months in cash or Tri-Valley Corporation unregistered common stock at $.30 per share at the sole discretion of the Company. The note matures on July 19, 1999. Other terms of the agreement involve the following:

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

Due to related parties of $204,392 and $137,300 at July 31, 1996 and 1995, respectively, consist of payroll payable to F. Lynn Blystone and other employees of the Company.

NOTE  5  -  INCOME  TAXES
            -------------

At July 31, 1995, the Company had available net operating loss carryforwards for financial statement and federal income tax purposes of approximately
$1,850,000.  These  loss  carryforwards  expire  between  1998  and  2011.

The Company has reported income tax losses of approximately $1,900,000 in prior years. In general, income tax losses are carried forward to future years to reduce future income taxes.

A valuation allowance of approximately $700,000 has been provided to offset the benefit of approximately $700,000 from the remaining $1,850,000 loss carryforwards. This valuation allowance is necessary because at July 31, 1996, the available benefits are more likely than not to expire before they can be used. There was not a material change in the tax benefit or the valuation allowance from 1995 to 1996.

            -------------

In general, Section 382 of the Internal Revenue Code includes provisions which severely limits the amount of net operating loss carryforwards and other tax attributes that may be used annually in the event that a greater than 50% ownership change (as defined) takes place in any three year period. As of July 31, 1996, the Company ad not experienced such a change for purposes of Section 382.

In the past, the Company has been unable to utilize all of the statutory percentage depletion available for Federal income tax purposes. At July 31, 1996, approximately $620,000 of unused statutory percentage depletion is available to reduce taxable income in future periods. There is no expiration date for this carryover.

NOTE  6  -  MAJOR  CUSTOMER
            ---------------

Oil  and  Gas
-------------

The Company received in excess of 10% of its revenue from various sources (oil and gas sales and mineral royalties) as follows:

                                                  Company
                                                  -------

                      A        B       C       D      Other
                   -------  -------  ------  ------  -------

  Year Ended:

    July 31, 1994        *  350,249  78,929       *        *
    July 31, 1995        *  213,284  65,693  52,190        *
    July 31, 1996  153,862  403,366       *       *  109,810


  *    Not  a  major  source  during  the  year.

Revenues are received from Company B under contractual agreement and management does not anticipate a termination of this relationship. Accounts receivable at July 31, 1996, 1995, and 1994 were $24,033, $9,524, and $56,635, respectively.

All  oil  and  gas  sales have occurred in the northern California gas market.

Precious  Metals
----------------

The Company received all of its precious metals revenue from the following sources:


Year Ended:                        Company A  Company B
                                   ---------  ---------

                    July 31, 1994          *  81,078
                    July 31, 1995      9,338       *
                    July 31, 1996          *       *


                    *Not  a  major  source  during  the  year.

NOTE  7  -  EMPLOYEE  OVERRIDING  ROYALTY  PAYABLE
            --------------------------------------

From time to time the Company negotiates an overriding royalty for the benefit of its employees on plays it sells to third parties. The override is effective only on producing properties. Distribution was originally determined by the Tri-Valley CEO, but in 1992 and 1993, the compensation committee of the Board of Directors of the Company determined shares of specific officers and the CEO determined the rest. Subsequent to July 31, 1990, the Company and the Company's employees participated in one of the major gas discoveries in the Sacramento Valley in some years. From an old farmout, TVOG retained a 2% ORRI and the employees retained a 1.5% ORRI.

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

The financial statements at July 31, 1995, included a liability for unpaid employee overriding royalty of $77,884. This liability was eliminated in the second quarter of fiscal year 1996, when the case was settled for a diminimus amount. The program was terminated on January 1, 1996, with an effective date of December 1, 1995 which resulted in addition to income of $73,884 in the second quarter ending January 31, 1996.

NOTE  8  -  FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS
            --------------------------------------------------------

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 1996, 1995, and 1994:


                           Oil and       Precious
                             Gas          Metals     Total
                          ----------     --------  ----------

Year Ended July 31, 1996
  Total Revenues          $ 879,247   $         -  $ 879,247
                          ==========  =  ========  ==========

  Income Before Taxes     $(315,758)  $         -  $(315,758)
  Income Taxes                1,600             -      1,600
                          ----------     --------  ----------

  Net Income              $(317,358)  $         -  $(317,358)
                          ==========  =  ========  ==========

NOTE  8  -  FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS
            --------------------------------------------------------
              (Continued)



                                  Oil and     Precious
                                    Gas        Metals        Total
                                -----------  -----------  -----------

  Property, Plant and
    Equipment Additions, Net
    of Deletions                $ (305,288)  $  429,615   $  124,322
                                ===========  ===========  ===========
  Depreciation, Depletion and
    Amortization                $   53,453   $        -   $   53,453
                                ===========  ===========  ===========
     Total Assets               $1,839,750   $2,109,625   $3,949,375
                                ===========  ===========  ===========
Year Ended July 31, 1995
  Total Revenues                $  423,039   $    9,338   $  432,377
                                ===========  ===========  ===========
  Income (Loss) Before Taxes    $ (314,582)  $    9,338   $ (305,244)
  Income Taxes                       1,600            -        1,600
                                -----------  -----------  -----------
  Net Income (Loss)             $ (316,182)  $    9,338   $ (306,844)
                                ===========  ===========  ===========
  Property, Plant and
    Equipment Additions, Net    $  (97,914)  $  191,663   $   93,749
                                ===========  ===========  ===========
  Depreciation, Depletion and
    Amortization                $   48,429   $        -   $   48,429
                                ===========  ===========  ===========
     Total Assets               $2,145,038   $1,680,015   $3,825,053
                                ===========  ===========  ===========
Year Ended July 31, 1994
  Total Revenues                $  582,882   $   81,078   $  663,960
                                ===========  ===========  ===========
  Income (Loss) Before Taxes    $ (373,494)  $   81,078   $ (292,416)
  Income Taxes                       1,600            -        1,600
                                -----------  -----------  -----------

  Net Income (Loss)             $ (375,094)  $   81,078   $ (294,016)
                                ===========  ===========  ===========

  Property, Plant and
    Equipment Additions, Net    $  (93,310)  $   (8,653)  $ (101,963)
                                ===========  ===========  ===========

  Depreciation, Depletion and
    Amortization                $   52,034   $        -   $   52,034
                                ===========  ===========  ===========

  Total Assets                  $2,363,963   $1,488,352   $3,852,315
                                ===========  ===========  ===========

NOTE  9  -  COMMITMENTS
            -----------

On May 2, 1992, the Board of Directors approved the following compensatory stock option plans for directors, officers and employees:

      Outside directors - awarded purchase options for up to 30,000 shares each at $.50 per share and an additional 40,000 shares each at $.55 per share, with an expiration date of September 14, 1995. The expiration date was extended to September 14, 1997, by the Board of Directors.

      Officer - awarded purchase options for up to 100,000 shares at $.50 per share.

On August 29, 1992, the Board of Directors of Tri-Valley Corporation awarded to Blystone, an employee, the option to purchase 100,000 shares of Tri-Valley Corporation stock at $.50 per share with such option price increasing to $.60 per share on any outstanding options effective September 14, 1992, and to $.75 per share on any outstanding options on September 14, 1994. Any stock purchases through this option will be unregistered common stock and subject to Rule 144. The option will be effective only while Blystone is employed by Tri-Valley and shall terminate in any event, September 14, 1997.

Pursuant to corporate resolutions, the Board of Directors granted the president authority to sell the following unregistered stock of Tri-Valley Corporation for not less than the amount indicated. All resolutions were approved in prior years. As of July 31, 1996, the following shares remained under authority to sell:


               Shares       Minimum   Shares
   Authority  Approved       Price   Remaining
------------  ---------     -------  ---------

        I     1,000,000  $      .35     47,311
       II     1,000,000  $      .55          -
      III     1,000,000  $      .50          -
      IV      1,000,000  $      .50    140,823
       V      1,000,000  $      .25  1,000,000


The Company conducts its operations from leased facilities. The lease, which is for one year, is classified as an operating lease and expires on July 1, 1996, with two one year options to renew.

The following is a schedule, by years, of future minimum rental payments required under this lease as of July 31, 1996:

  July  31,  1997                                     $      14,850
                                                      -------------

  Total  minimum  payments  required                  $      14,850
                                                      =============

            -----------

In February 1991, Tri-Valley signed an agreement with the Moscow based Central Research Institute of Geological Prospecting for Base and Precious Metals
("TsNIGRI").    The  agreement  called  for  TsNIGRI  to  demonstrate  their proprietary technology for evaluating large areas of covered sub-arctic terrain for precious metals on Tri-Valley's then 64 square mile lode gold claim block at Richardson, Alaska.

The agreements called for Tri-Valley to pay the Institute in convertible preferred stock of Tri-Valley Corporation. TsNIGRI has earned, and Tri-Valley has paid, 200,000 shares for FY 92/93 work and paid another 100,000 shares for FY 93/94 work upon receiving the report of most recent activity.

The Company was paying TsNIGRI $1,500 per month as compensation for not converting the preferred stock into common stock. On June 7, 1996, TsNIGRI converted its preferred stock to common and, accordingly, the Company has discontinued the payments.

Litigation
----------

Unless otherwise noted, since the filing by the Company of the Chapter 11 petitions, prosecutions of all pre-petition claims against the Company were stayed by the automatic stay imposed by the Code. Management, during the bankruptcy proceedings, was able to come to terms with all parties who, prior to the filing of the petition, had a claim against the Company. In general, the following lawsuits sought damages that, at the current standing, have been resolved through settlement. Management does not know of any other pending or threatening litigation which exists at this time.

The lawsuit pending between the Company and Carl Mitchell for payment of advance royalties allegedly due the Estate of John R. Mitchell on the Richardson, Alaska property as well as a reimbursement of certain expenses allegedly incurred for the benefit of the Richardson property was settled for $80,000. No other claim exists at the report date in relation to this subject.

Subsequent to December 31, 1995, a lawsuit between the Company and Helen L. O'Brien, former TVC\TVOG vice president and secretary-treasurer concerning her claim for additional compensation from the Employee Overriding Royalty Program was settled (see Note 7). The settlement amount is not material to the Company.


NOTE  10  -  COMMON  STOCK
             -------------

On April 21, 1995, the Company's Board resolved that common stock of Tri-Valley Corporation be increased from 15,000,000 shares authorized to 25,000,000 shares. Shares may be issued with approval of the Company's Board of Directors.

NOTE  11  -  SUBSEQUENT  EVENTS  -  CHAPTER  11  DISMISSAL
             ---------------------------------------------

During the Company's attempt to develop a reorganization plan, management became acquainted with an investment consultant. The consultant was able to spearhead a group of investors in an attempt to contribute enough capital so that the Company could pay off all of its outstanding obligations at 100 cents on the dollar. Before July 31, 1996, the new investors had contributed $900,000. The first $150,000 was approved by the court on April 25, 1996, and was secured by a note with a stated interest rate of 10%, interest only for two years, with the outstanding balance due and payable at the end of two years. The remaining $750,000 was specifically used to pay off the Agar loan, plus outstanding interest and legal fees for $686,653. The balance was a finder's fee. The $750,000 was secured with a note with a stated interest rate of 10%, interest only for two years, with the outstanding balance due and payable at the end of two years. Both of the above loans could be converted and, subsequent to year end, were converted in their entirety to Tri-Valley Corporation common stock. The lenders converted the debt by using an exchange rate of one unit for each dollar due and payable. Each unit consisted of 2.5 shares of Tri-Valley common stock plus four warrants. The warrants are transferable and consist of two "A" warrants exercisable at $0.50 each; one "B" warrant exercisable at $1 each; and one "C" warrant exercisable at $1.50 each. The warrants are required to be exercised within one year from the issue, or they become void.

The new capital received from the investor group, having been used to pay off the Agar loan and other outstanding obligations, coupled with the potential for increased production revenue from the completion of drilling projects, enabled the Company to be dismissed from Bankruptcy Court without filing a plan of reorganization. On November 1, 1996, the court granted a motion to dismiss the Company from the Chapter 11 proceedings.


NOTE  12  -  SUBSEQUENT  EVENTS  -  STOCK  ISSUANCES
             ---------------------------------------

In addition to the debt to equity conversions mentioned in Note 11, subsequent to year end, additional money was raised. Amounts of $330,000 and $130,000, also secured by notes, were raised and converted using the same exchange formula as the initial $900,000 of new investment.

Also,  subsequent  to  year  end,  the  Company was able to sell an additional
2,080,000 shares of restricted common stock at $0.25 per share and 798,000 shares of restricted common stock at $0.45 per share. This issuance of stock brought in approximately $879,100 of new capital which, along with the $460,000 and $900,000 mentioned previously, was used to pay off the Company's secured and unsecured creditors at 100 cents on the dollar and to complete drilling projects.

NOTE  13  -  SUBSEQUENT  EVENTS  -  ACQUISITION
             ----------------------------------

On January 2, 1997, Tri-Valley Corporation executed a letter of intent to acquire all of the wireless communication assets of five partnerships controlled by Northeast Telecom, Inc.

Tri-Valley has conducted several months of on-site and financial due diligence on the assets and business potential. The assets consist of 28 federal communications commission licenses for multi-channel spectrum for specialized mobile radios ("SMR"), low power television ("LPTV"), and multi-point distribution service ("MDS"), tower and office buildings in prime markets of New York state and Vermont. Details of the acquisition had not been finalized as of the report date.

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

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the three years ended July 31, 1996. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission ("SEC"). Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the bases for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company. Management's investment and operating decisions are based upon reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves, and upon different price and cost assumptions from those used here.

It should be recognized that applying current costs and prices and a 10 percent standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization at July 31 are as follow:

                                      Year  Ended  July  31,
                                      ----------------------

                                    1996        1995        1994
                                 ----------  ----------  ----------

Aggregate capitalized costs:
 Proved properties               $ 510,106   $ 445,372   $ 454,397
 Unproved properties               695,861     646,692     722,416
 Accumulated depletion,
  depreciation and amortization   (233,259)   (196,741)   (178,007)
                                 ----------  ----------  ----------

Net capitalized costs            $ 972,708   $ 895,323   $ 998,806
                                 ==========  ==========  ==========


The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during 1996:

                                 Year  Ended  July  31,
                                 ----------------------

                                1996      1995     1994
                              --------  --------  -------

Acquisition of producing
  properties and productive
  and non-productive acreage  $112,703  $45,748   $34,855
Exploration                                (275)   29,693
Development                          -        -         -
                              --------  --------  -------

                              $112,703  $45,473   $64,548
                              ========  ========  =======


Results  of  operations  from  oil  and  gas  producing  activities
-------------------------------------------------------------------

The results of operations from oil and gas producing activities are as follows:

                                         Year  Ended  July  31,
                                         ----------------------

                                       1996        1995        1994
                                    ----------  ----------  ----------

Sales to unaffiliated parties       $ 872,386   $ 376,154   $ 538,415
Production costs                     (259,673)   (116,285)    (75,257)
Depletion, depreciation and
 amortization                         (42,607)    (37,582)    (41,189)
                                    ----------  ----------  ----------

                                      570,106     222,287     421,969
Income tax expenses                  (193,837)    (58,438)   (118,761)
                                    ----------  ----------  ----------
Results of operations from
  activities before extraordinary
  items (excluding blending
  operations, corporate overhead
  and interest costs)               $ 376,269   $ 163,849   $ 303,208
                                    ==========  ==========  ==========

Changes  in  estimated  reserve  quantities
-------------------------------------------

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at July 31, 1996, 1995, and 1994 and changes in such quantities during each of the years then ended, were as follows:

                                     1996               1995                    1994
                                     ----               ----                    ----

                              Oil      Gas       Oil      Gas       Oil      Gas
                             (BBL)    (MCF)     (BBL)    (MCF)     (BBL)    (MCF)
                             -----  ----------  -----  ----------  -----  ----------

Proved developed and
 undeveloped reserves:

 Beginning of year            367   1,888,231    378   2,233,805    253   2,048,846
 Revisions of previous
  estimates                   (97)   (206,836)    96    (301,552)   212     111,296
 Extensions, discoveries
  and other additions         382     525,475      -     203,392      -     337,772
 Production                  (210)   (272,531)  (107)   (247,414)   (87)   (264,109)
                             -----  ----------  -----  ----------  -----  ----------

 End of year                  442   1,934,339    367   1,888,231    378   2,233,805
                             =====  ==========  =====  ==========  =====  ==========

 Proved developed reserves:

  Beginning of year           367   1,888,231    378   2,233,805    253   2,048,814
                             =====  ==========  =====  ==========  =====  ==========

  End of year                 442   1,934,339    367   1,888,231    378   2,233,805
                             =====  ==========  =====  ==========  =====  ==========


Standardized  measure  of  discounted future net cash flows relating to proved
------------------------------------------------------------------------------
oil  and gas  reserves
----------------------


A standardized measure of discounted future net cash flows is presented below for the three years ended July 31, 1996.

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

* In July 1995, when Tri-Valley's reserves were calculated, west coast dry gas prices dipped briefly to a 20 year low.

Standardized  measure  of  discounted future net cash flows relating to proved
------------------------------------------------------------------------------
oil  and gas  reserves  (Continued)
---------------------

Disclosure of principal components of the standardized measure of discounted future net cash flows provides information concerning the factors involved in making the calculation. In addition, the disclosure of both undiscounted and discounted net cash flows provides a measure of comparing proved oil and gas reserves both with and without an estimate of production timing. The standardized measure of discounted future net cash flows relating to proved reserves reflects income taxes.


                               1996         1995          1994
                            -----------  -----------  ------------

Future cash in flows        $2,989,560   $2,097,633   $ 4,120,625
Future production and
  development costs           (608,480)    (713,275)   (1,007,555)
Future income tax expenses    (674,158)     (84,761)     (468,662)
                            -----------  -----------  ------------

Future net cash flows        1,706,922    1,299,597     2,644,408

10% annual discount for
  estimated timing of cash
  flows                        580,012      463,826     1,067,381
                            -----------  -----------  ------------

Standardized measure of
  discounted future net
  cash flow                 $1,126,910   $  835,771   $ 1,577,027
                            ===========  ===========  ============


Changes in standardized measure of discounted future net cash flow from proved
------------------------------------------------------------------------------
reserve  quantities
-------------------

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

Changes in standardized measure of discounted future net cash flow from proved
------------------------------------------------------------------------------
reserve  quantities  (Continued)
-------------------


                                          1996         1995         1994
                                       -----------  -----------  -----------

Standardized measure -
  beginning of year                    $  835,771   $1,577,027   $1,343,270
                                       -----------  -----------  -----------

Sales of oil and gas produced,
  net of production costs                (612,715)    (217,916)    (365,519)

Revisions of estimates of reserves
  provided in prior years:
    Net changes in prices and
      production costs                    985,846     (779,545)     207,674
Revisions of previous quantity
    estimates                            (390,920)    (343,769)    (222,590)

Extensions, discoveries and improved
  recovery                                993,148      231,867      675,544

Accretion of discount                     (94,823)     (15,794)     200,492

Net change in income taxes               (589,397)     383,901     (261,844)
                                       -----------  -----------  -----------

Net increase (decrease)                   291,139     (741,256)     233,757
                                       -----------  -----------  -----------

Standardized measure - end of year     $1,126,910   $  835,771   $1,577,027
                                       ===========  ===========  ===========

                                   PART III
                                   --------


ITEM  9.  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL
-------------------------------------------------------
DISCLOSURE
----------

None.


ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
-------------------------------------------------------------------

The following information, as of July 31, 1996, is furnished with respect to each director:


                           Year First
                           Elected as                        Position With
Name of Director      Age  Director(1)  Term Expires *          Company
--------------------  ---  -----------  --------------  -----------------------

F. Lynn Blystone       60         1984  August 19       President,
                                                        Chief Executive Officer
                                                        and Acting CFO

Dennis P. Lockhart     49         1982  August 19       None

Terrance L. Stringer   55         1982  August 19       None

Milton J. Carlson      66         1985  August 19       None

Earl H. Beistline      80         1992  August 19       None

Loren J. Miller        51         1992  August 19       None


* Term as director continues until his successor is duly elected upon annual shareholders meeting or duly appointed during the interim.

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE REGISTRANT (Continued)
------------------------------------------------------------------

The following is a list of Tri-Valley executive officers, their ages and their positions and offices, as of July 31, 1995:

      Name          Age                  Position and Date Elected to Position
----------          ---          ---------------------------------------------

F.  Lynn  Blystone           60         President and Chief Executive Officer,
Tri-Valley
              Corporation  and  Tri-Valley  Oil  &  Gas  Company
                   (October  9,  1981)

                            TRI-VALLEY CORPORATION
                       DIRECTORS AND EXECUTIVE OFFICERS
                                   JULY 1995


F.  LYNN  BLYSTONE  -  60       President and Chief Executive Officer     1974
------------------
                              Tri-Valley Corporation, and its wholly owned subsidiary, Tri-Valley Oil & Gas
                              Co.,  Bakersfield,  California

Mr. Blystone became president of Tri-Valley Corporation in October 1981, and was nominally vice president from July to October 1981. His background includes institution management, venture capital and various management functions for a mainline pipeline contractor including the Trans Alaska Pipe-line Project. He has founded, run and sold companies in several fields including Learjet charter, commercial construction, municipal finance and land development. He is also president of a family corporation, Bandera Land Company, Inc., with real estate interests in Kern, Riverside and Orange
Counties  California.       A graduate of Whittier College, California, he did
graduate work at George Williams College, Illinois in organization management. He gives full time to Tri-Valley.

DENNIS  P.  LOCKHART  -  49          President          1982
--------------------
                              Heller  International  Group,  Inc.
                              Chicago,  Illinois

After service as a corporate banking officer of Citibank since 1971, most recently as vice president in the Central and South America Group responsible for debt-to-equity conversions, Mr. Lockhart has become president of Heller International, an old line firm now owned by Fuji Bank Group. Heller provides financing in 20 countries. While with Citibank, Mr. Lockhart served the bank's international operations in Jedda and Riyahd, Saudi Arabia; Athens, Greece; Beirut, Lebanon; and as executive vice president of Iranian's Bank of Tehran, Iran. He then served as vice president and regional executive for corporate banking in the seven southeastern states and Puerto Rico for Citicorp (USA), Inc. A graduate of Stanford University, he has an M.A. from John Hopkins University.

TERRANCE  L.  STRINGER  -  55          Executive  Vice  President         1982
----------------------
                              Huntway  Refining  Company
                              Wilmington,  California

Mr. Stringer is responsible for refinery supply, planning and intermediate product marketing of Huntway, a NYSE limited partnership with three refineries in the United States. Prior to that, he was vice president of supply and marketing of Golden West Refinery in Santa Fe Springs, California. He was formerly president of several subsidiaries of Tosco Corporation including TPFC which purchases, balances and trades gas supplies for the Avon Refinery, Toscogen, Inc. which provides co-generation services, Teorco a heavy oil producer, and was general manager oil, gas and minerals for Tosco Corporation. Prior to that he spent 9 years with Standard Oil of California (now Chevron) in finance, supply and trading including 3 years in the London Crude trading office. He holds a B.Sc. in chemical engineering from the University of
Illinois  and  a  M.B.A.  from  UCLA.

MILTON  J.  CARLSON  -  66          Investor,  Kalispell,  Montana        1985
-------------------

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

EARL  H.  BEISTLINE,  LLD.  -  80          Mining  Consultant          1992
--------------------------
                              Fairbanks,  Alaska

Dr. Beistline is chairman of the Alaska State Minerals Commission and Dean Emeritus of the School of Mineral Industry of the University of Alaska. Born in Juneau, he has achieved a special position in Alaska during its transition from territorial status into statehood. He has numerous honors from local, state and federal governments, academia, professional and civic organizations and the mineral industry. An active miner in the Central-Circle Mining District, Dr. Beistline also serves as a director of one of the state's primary companies, Usibelli Coal Mines, Inc. He holds a Bachelor of Mining Engineering, Engineer of Mines and Honorary Doctor of Law degree from the University of Alaska.

LOREN  J.  MILLER,  CPA  -  51          Controller          1992
-----------------------
                              Petro  America,  Inc.
                              Long  Beach,  California

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


                                     STAFF
                                     -----

CRAIG  M.  LYNCH,  ESQ.  -  38          Outside  Counsel,  Petroleum
-----------------------

Mr. Lynch is a corporation and business litigation attorney experienced in petroleum, minerals, real estate and contract law. He has served Tri-Valley on numerous matters since 1989. Mr. Lynch holds a B.A. in history and a J.D. in law from Loyola - Marymount University. He is a member of the State Bar of California.

MICHAEL  J.  MORRISON,  ESQ.  -          Outside Counsel, Securities/Corporate
----------------------------

Mr. Morrison specializes in federal and state securities law with a practice that includes mineral and telecommunications. He serves on the boards of numerous private and public companies. He holds a Bachelor of Science in Engineering Management from the U.S. Air Force Academy and a J.D. from McGeorge School of Law, University of the Pacific. He is a decorated combat pilot with licenses for commercial and multi-engine and instrument ratings. He is licensed to practice in California, Nevada, District of Columbia, U.S. Tax Court, U.S. Customs Court, and U.S. Court of International Trade. He is licensed by the NASD.

ITEM  11.  MANAGEMENT  REMUNERATION  AND  TRANSACTIONS
------------------------------------------------------

The following table and the accompanying notes show the remuneration paid by Tri-Valley Company during its last fiscal year to all officers and directors. No officer or director received contingent remuneration during fiscal year 1995.



                          Capacities
Name of Individual or      in which                        Cash
       Persons in Group     Served     Compensation   Other Benefits
------------------------  -----------  -------------  ---------------

Executive Officer
  (1 person)                      (1)  $     101,633  $       100,000  (2)
Directors (5 persons)                          4,400            3,360



(1)         Mr. F. Lynn Blystone, President and Chief Executive Officer (TVC).

(2) At July 31, 1992, F. Lynn Blystone was employed under terms of an employment contract which provided, among other conditions, rights to severance pay up to $100,000 in the event of the sale of the Company. In such event he could, under the terms and conditions of his contract, be eligible for severance pay if he were terminated within twelve months of such sale, or if authority subsequent to sale were reduced, be eligible for severance pay if he resigned. This agreement was approved by the Board of Directors and ratified by the shareholders.



ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
---------------------------------------------------------------
AND  MANAGEMENT
---------------

(a) Set forth below is certain information concerning persons who are known by Tri-Valley Corporation to own beneficially more than 5% of the Company's voting shares on July 31, 1995:



                                                 Number
                                                   of
                              Name & Address of  Shares    Percent
           Title of Class     Beneficial Owners   Owned   of Class
----------------------------  -----------------  -------  ---------

Common stock, $.01 par value  Edgar L. Moss      482,857       6.0%
Common stock, $.01 par value  F. Lynn Blystone   431,998       5.8%
Common stock, $.01 par value  Victor Millar      400,000       5.0%

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
---------------------------------------------------------------
AND  MANAGEMENT  (Continued)
---------------

(b) The following table sets forth, as of July 31, 1996 information concerning the beneficial ownership of equity securities by all directors and officers of the Company as a group:



                               Common Stock
   Name of Beneficial Owner   $.01 Par Value  Percent of Class
----------------------------  --------------  -----------------

All directors and officers
 as a group (6 persons)              568,955              6.54%



(c) The Company knows of no contractual arrangements which may at a subsequent date result in a change in control of the Company.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

(a)          None.

                                    PART IV
                                    -------


ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENTS  SCHEDULES,  AND
------------------------------------------------------------
REPORTS  ON  FORM  8-K
----------------------


                                                                  Page(s)
                                                                  -------

(a)  1.  CONSOLIDATED FINANCIAL STATEMENTS
         -------------------------------------------------------

         The following consolidated financial statements of Tri-
         Valley Corporation are included in Part II, Item 8:

         Report of independent auditors                                21

         Balance sheets - July 31, 1996 and July 31, 1995           22-23

         Statements of operations - years ended July 31, 1996,
                                                   1995 and 1994       24

         Statements of changes in shareholders' equity -- years
         ended July 31, 1996, 1995 and 1994                            25

         Statements of cash flows -- years ended July 31, 1996,
                                                   1995 and 1994    26-27

         Notes to financial statements                              28-46



     2.          FINANCIAL  STATEMENT  SCHEDULES
                 -------------------------------

     The financial statement schedules of the Company filed herewith are listed below. Schedules not included have been omitted because they are not applicable or the required information as shown in the consolidated financial statements and notes thereto.

          Schedule  V  -  Property,  Plant  &  Equipment
          Schedule  VI  -  Accumulated  Depreciation, Depletion & Amortization

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENTS  SCHEDULES,  AND
------------------------------------------------------------
REPORTS  ON  FORM  8-K  (Continued)
----------------------

     3.          EXHIBITS
                 --------

          Not  applicable.


(b)          REPORTS  ON  FORM  8-K
             ----------------------

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

          J.  Bruce  Carruthers  II,  director,  resigned  January  26,  1996.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




The  Board  of  Directors
Tri-Valley  Corporation
Bakersfield,  California


The audits referred to in our report to Tri-Valley Corporation dated December 3, 1996 which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedules contained herein.

In our opinion, such financial statements present fairly the information set forth therein.

               BROWN  ARMSTRONG  RANDALL  &  REYES
               ACCOUNTANCY  CORPORATION





Bakersfield,  California
December  3,  1996

                            TRI-VALLEY CORPORATION
                   SCHEDULE V - PROPERTY, PLANT & EQUIPMENT
                   YEARS ENDED JULY 31, 1996, 1995 AND 1994



                                                    Productive    Productive   Non Productive
                                       Leasehold     Oil & Gas     Oil & Gas      Oil & Gas       Mining
                    Land    Building   Equipment   Improvements     Leases         Leases       Prospects     Totals
                   -------  ---------  ----------  -------------  -----------  ---------------  ----------  ----------

Balances at
 July 31, 1992     $     -  $       -  $   92,293  $       5,748  $   440,552  $       590,745  $1,074,404  $2,203,742
Additions at Cost   11,281     45,124       5,553              -       23,780          247,658     435,314     768,710
Deletions at Cost        -          -       1,210              -       19,171           12,901      12,712      45,994
                   -------  ---------  ----------  -------------  -----------  ---------------  ----------  ----------

Balance at
 July 31, 1993      11,281     45,124      96,636          5,748      445,161          825,502   1,497,006   2,926,458
Additions at Cost        -          -         539              -        9,236           60,087     317,251     387,113
Deletions at Cost        -          -           -              -            -          163,173      94,052     257,225
                   -------  ---------  ----------  -------------  -----------  ---------------  ----------  ----------

Balances at
 July 31, 1994      11,281     45,124      97,175          5,748      454,397          722,416   1,720,205   3,056,346
Additions at Cost        -          -       5,193              -            -           50,111     238,068     293,372
Deletions at Cost        -          -      18,422              -        9,025          125,835           -     153,282
                   -------  ---------  ----------  -------------  -----------  ---------------  ----------  ----------

Balances at
 July 31, 1995      11,281     45,124      83,946          5,748      445,372          646,692   1,958,273   3,196,436
Additions at Cost        -          -           -              -       64,733          141,496      99,459     305,688
Deletions at Cost        -          -           -              -            -           92,327           -      92,327
                   -------  ---------  ----------  -------------  -----------  ---------------  ----------  ----------

Balances at
 July 31, 1996     $11,281  $  45,124  $   83,946  $       5,748  $   510,105  $       695,861  $2,057,732  $3,409,797
                   =======  =========  ==========  =============  ===========  ===============  ==========  ==========

                            TRI-VALLEY CORPORATION
       SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION & AMORTIZATION
                   YEARS ENDED JULY 31, 1996, 1995 AND 1994



                                             Accumulated
                                             -----------

                           Depreciation   Depletion   Amortization    Totals
                           -------------  ----------  -------------  --------

Balances at July 31, 1993  $      64,516  $  147,945  $       5,748  $218,209

Additions at Cost                 11,126      30,062              -    41,188
Retirements at Cost                    -           -              -         -
                           -------------  ----------  -------------  --------

Balances at July 31, 1994         75,642     178,007          5,748   259,397

Additions at Cost                 11,129      26,454              -    37,583
Retirements at Cost                7,894       7,720              -    15,614
                           -------------  ----------  -------------  --------

Balances at July 31, 1995         78,877     196,741          5,748   281,366

Additions at Cost                  6,090      36,518              -    42,608
                           -------------  ----------  -------------  --------

Balances at July 31, 1996  $      84,967  $  233,259  $       5,748  $323,974
                           =============  ==========  =============  ========


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 16, 1997          By:
                                                   F.  Lynn  Blystone
                                                   President,  Chief Executive
                                                   Officer  and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:



January 16, 1997          By:
                                                   Dennis  P.  Lockhart
                                                   Director


January 16, 1997          By:
                                                   Terrance  L.  Stringer
                                                   Director


January 16, 1997          By:
                                                   Milton J. Carlson
                                                   Director

January 16, 1997          By:
                                                   Earl H. Beistline
                                                   Director

January 16, 1997          By:
                                                   Loren  Miller
                                                   Director