Form 10-K/A
period 1996-07-31
TRI VALLEY CORP
filed 1997-01-23
CIK 22551

SECURITIES  AND  EXCHANGE  COMMISSION
                              WASHINGTON,  D.C.    20549
                                     FORM  10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JULY 31, 1996 [FEE REQUIRED]
[  ] TRANSITION  REPORT  UNDER  SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT  OF  1934  [NO  FEE  REQUIRED]

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

         Title  of Each Class        Name of Each Exchange on Which Registered
         --------------------        -----------------------------------------
              Common                        Electronic Bulletin  Board  Nasdaq
                         $0.01 Par Value Common Stock
                         ----------------------------
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  filing  requirement  for  the  past  90  days.      Yes      X  No
                                                     -----       -----

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
                                                            ---

Indicate by check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed  by  the  Court.     Yes      No
                          ----     ----
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

                            TRI-VALLEY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                         JULY 31, 1996, 1995 AND 1994



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

January 17,  1997          By:
                                                   F.  Lynn  Blystone
                                                   President,  Chief Executive
                                                   Officer  and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:



January 17,  1997          By:
                                                   Dennis  P.  Lockhart,
                                                   Director


January 17,  1997          By:
                                                   Terrance  L.  Stringer,
                                                   Director


January 17,  1997          By:
                                                   Milton J. Carlson,
                                                   Director


January 17,  1997          By:
                                                   Earl H. Beistline,
                                                   Director


January 17,  1997          By:
                                                   Loren  Miller,
                                                   Director