Form 10QSB
period 1996-10-31
TRI VALLEY CORP
filed 1997-01-27
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark  One)




[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended October 31, 1996

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES ACT OF 1934
        For the transition period from to.



                          Commission File No. 1-6336
                          --------------------------

                                  Tri-Valley Corporation
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                     No. 84-0617433
     -----------------                                --------------
(State  or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation  or  organization)

       230 South Montclair Street, Suite 101, Bakersfield, California 93309
   ------------------------------------------------------------------------
                   (Address of principal executive offices)

                                        (805) 837-9300
                        ------------------------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [X]              [  ]
                              No             Yes

The number of shares of Registrant's common stock outstanding at December 26, 1996 was 14,102,043.

                            TRI-VALLEY CORPORATION

                                     INDEX


                                                            Page
                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets October 31, 1996 and
    July 31, 1996. . . . . . . . . . . . . . . . . . . . .     3

  Consolidated Statements of Operations for the three
    months ended October 31, 1996 and 1995                     5

  Consolidated Statements of Cash Flows for the three
    months ended October 31, 1996 and 1995                     6

  Notes to Consolidated Financial Statements                   7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                          8


PART II - OTHER INFORMATION                                   11

SIGNATURES                                                    12

                        PART I - FINANCIAL INFORMATION

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
            ----------------------------------------------

                            TRI-VALLEY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS



 . . . . . . . . . . . . . . . .   October 31, 1996.   July 31, 1996
                                 ------------------  ---------------

Current Assets
  Cash                           $         653,504   $      258,924
  Accounts receivable, trade               293,224          277,586
  Prepaid expenses                           2,029            2,029
                                 ------------------  ---------------

    Total Current Assets                   948,757          538,539
                                 ------------------  ---------------

Property and Equipment, Net              3,214,359        3,085,825
                                 ------------------  ---------------

Other Assets
  Deposits                                 121,000           61,000
  Investments in partnerships               (7,152)          (7,152)
  Goodwill (net of accumulated
    amortization of $165,402 at
  October 31, 1996 and $162690
    at July 31, 1996                       268,451          271,163
                                 ------------------  ---------------

      Total Other Assets                   382,299          325,011
                                 ------------------  ---------------

      Total Assets               $       4,545,415   $    3,949,375
                                 ==================  ===============

             The accompanying notes are an integral part of these
                        condensed financial statements.







                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                          October 31, 1996    July 31, 1996
                                         ------------------  ---------------

CURRENT LIABILITIES
  Notes and contracts payable            $          50,503   $       77,992
  Trade accounts payable                            65,238          226,057
  Amounts payable to joint venture
    participants                                   483,655          505,690
  Advances from joint venture
    participants                                   636,362          483,413
  Due to related parties                           204,392          204,392
  Accrued expenses and
   other liabilities                                51,158          134,908
                                         ------------------  ---------------

    Total Current Liabilities                    1,491,308        1,632,452
                                         ------------------  ---------------

Long-term Portion of Notes and
  Contracts Payable                                 16,757           16,757
                                         ------------------  ---------------

Convertible Notes Payable                                -          900,000
                                         ------------------  ---------------

Commitments

Shareholders' Equity
  Common stock, $.01 par value:
    25,000,000 shares authorized;
    11,257,248  and  8,027,248 issued
    and outstanding at October 31, 1995
    and July 31, 1995, respectively                 99,072           80,272
  Less:  Common stock in treasury,
   at cost, 156,925 shares                         (28,639)         (28,639)
  Capital in excess of par value                 5,514,590        3,772,753
  Accumulated deficit                           (2,547,673)      (2,424,220)
                                         ------------------  ---------------

    Total Shareholders' Equity                   3,037,350        1,400,166
                                         ------------------  ---------------

    Total Liabilities and
      Shareholders' Equity               $       4,545,415   $    3,949,375
                                         ==================  ===============


                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                    For  the  Three  Months
                                      Ended  October  31,
                                      -------------------

                                       1996         1995
                                   ------------  -----------

Revenues
  Sale of oil and gas              $   179,458   $  138,933
  Other income                           9,583       10,749
  Interest income                        1,149        3,061
                                   ------------  -----------

    Total Revenues                     190,190      152,743
                                   ------------  -----------


Cost and Expenses
  Oil and gas lease expense             47,628       78,634
  Depletion, depreciation and
    amortization                        13,431       10,134
  Interest                              30,152            -
  General and administrative           222,433       82,401
                                   ------------  -----------

    Total Cost and Expenses            313,644      171,169
                                   ------------  -----------

Net Loss                           $  (123,454)  $  (18,426)
                                   ============  ===========


Net Loss per Common Share          $      (.01)  $        -
                                   ============  ===========

Weighted Average Number of Shares   11,257,248    7,071,126
                                   ============  ===========

                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                For  the  Three  Months
                                                  Ended  October  31,
                                                  -------------------

                                                    1996        1995
                                                 ----------  ----------

Cash Flows from Operating Activities
  Net loss                                       $(123,454)  $ (18,426)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization      13,431      10,134
      Changes in operating capital:
      Amounts receivable                           (15,638)   (141,770)
      Deposits                                     (60,000)          -
      Trade accounts payable                      (160,819)    (17,132)
      Amounts payable to joint venture
        participants and related parties           (22,035)    143,592
      Advances from joint venture
        participants                               152,949     (40,040)
      Accrued expenses and other liabilities       (83,750)     (1,661)
                                                 ----------  ----------

Net Cash Used by Operating Activities             (299,316)    (65,303)
                                                 ----------  ----------

Cash Flows from Investing Activities
  Capital expenditures                            (139,253)    (51,527)
                                                 ----------  ----------

Cash Flows from Financing Activities
  Long-term debt borrowed                                -     138,000
  Principal payments on long-term debt             (27,489)          -
  Proceeds from issuance of common stock           980,000           -
  Stock offering costs                            (119,362)          -
                                                 ----------  ----------

      Net Cash Provided by Financing Activities    833,149     138,000
                                                 ----------  ----------

Net Increase in Cash and Cash Equivalents          394,580      21,170
Cash and Cash Equivalents at Beginning
  Of Period                                        258,924     228,704
                                                 ----------  ----------

Cash and Cash Equivalents at
  End of Period                                  $ 653,504   $ 249,874
                                                 ==========  ==========

                            TRI-VALLEY CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          FOR THE THREE MONTHS ENDED
                           OCTOBER 31, 1996 AND 1995
                                  (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended October 31, 1996, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

Certain reclassifications have been made to the 1995 financial statements to conform to the presentation used in 1996.


NOTE  2  -  PER  SHARE  COMPUTATIONS
            ------------------------

Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.


NOTE  3  -  SUBSEQUENT  EVENTS
            ------------------

During November, 1996, investors exercised 1,144,502 "A" warrants at 30 cents per share and 1000 "A" warrants at 50 cents per share. Out of a possible 2,730,000 warrants available, 1,584,498 warrants still remain unexercised. The money raised, $343,850, was used to pay off various accounts payable and oil and gas drilling costs.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
           OF  OPERATIONS
           --------------


BUSINESS  REVIEW

Natural  Gas  Activities
------------------------

Natural gas prices continued to firm which provided additional revenue to the Company and stimulated investor support for the Company's projects and the market price of its stock.

During the quarter, the Company was able to resume the process of hooking up the Webb Tract No. 1 well which had been delayed for two years due to permitting and pipeline right-of-way problems. (The well was hooked up and began selling gas on January 2, 1997 and is presently flowing approximately 5 million cubic feet per day from two zones).

The Company has also commenced permitting for two more Webb Tract wells and a development well on its Martins-Severin property. The Company is presently drilling the Pimental No. 1-15 test well in the City of Tracy.

Precious  Metal  Activities
---------------------------

The Company is in discussions with a major mining company over a proposed joint venture of its Richardson, Alaska gold project. Additional, the Company has been approached by several smaller mining concerns and it is also discussing continuing exploration using internally generated funds.

FINANCIAL  CONDITION

The financial condition of the Company strengthened substantially in the first quarter as the Company completed the private placement of unregistered stock and paid off its creditors 100 cents on the dollar. Only certain term contracts ere left to be service din accordance with their terms. Accordingly, Tri-Valley Corporation and its subsidiary, Tri-Valley Oil & Gas Co. were dismissed from Chapter 11 on November 1, 1996.

Further, gas prices continued to firm which increased revenue. The Company expects its sales contracts coupled with new production coming on line to restore its operating revenues to secure levels.

The Company is still servicing the pay off of the administrative, legal, and accounting costs of its Chapter 11 and this offsets any net income despite increased revenues. However, the balance sheet is greatly enhanced with healthy cash and receivables balances. Further, the Company's stock is enjoying substantial gains as recognition of its accomplishments, natural gas prices and potential grow.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
           OF  OPERATIONS  (Continued)
           --------------

FINANCIAL  CONDITION  (continued)

Tri-Valley expects substantially increased capital infusion to continue from the exercise of warrants issued to the private placement investors.


RESULTS  OF  OPERATIONS

Three  Months  Ended  October  31,  1996,  as Compared with Three Months Ended
------------------------------------------------------------------------------
October  31,  1995
------------------

Revenues continued to increase as natural gas prices firmed so that gas sales in the first quarter ending October 31, 1996 generated $179,458 versus $138,933 for the same period in 1995. Overall revenue was $190,190 for the first quarter ending October 31, 1996 versus $152,743 for the same period in 1995.

Costs and expenses were significantly greater in the first quarter ending October 31,1996, due to substantial legal and accounting expenses of $222,433 in the general and administrative section versus $82,401 for the same period in that category the previous year. This resulted in a net loss of $123,454 for the first quarter ending October 31,1996, versus a loss of $18,426 for the same period the previous year.

The Company expects the legal and accounting costs to begin to reduce in subsequent quarters while prices appear to remain firm as it aims for profitable operations.

The balance sheet showed dramatic improvement as the Company paid off its obligations with proceeds from private placements of its unregistered stock. Gross assets increased $516,028 from $4,029,387 October 31,1995, to $4,545,415
October 31, 1996. Further, stockholder equity increased $1,342,150 from $1,695,200 in the first quarter ending October 31,1996. Additional capital to increase the net worth is forthcoming from the exercise of warrants attached to the private placement stock./

                          PART II - OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS
                  ------------------

The Company is not a party to nor is its property the subject of any material legal proceedings other than ordinary routine litigation incidental to its business, or which is covered by insurance, except as previously disclosed in the Company's Annual Report on Form 10-K for the year ended July 31, 1996.


ITEM  2.          CHANGES  IN  SECURITIES
                  -----------------------

None.


ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES
                  ----------------------------------

None.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
                  -----------------------------------------------------------

None.


ITEM  5.          OTHER  INFORMATION
                  ------------------

None.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K
                  -------------------------------------

(a)    Exhibits  -  None.

(b)    Reports  on  Form  8-K:  none  were  filed  for  the  period.

                                  SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               TRI-VALLEY  CORPORATION
                           --------------------------------
                                    (Registrant)



      January  25,  1996          F.  Lynn  Blystone
                                  --------------------
                                  President  and
                                  Chief  Executive  Officer