Form 10QSB
period 1997-01-31
TRI VALLEY CORP
filed 1997-03-17
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE
                                  COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark  One)





[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934
        For the quarterly period ended January 31, 1997

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES ACT OF 1934
        For the transition period from to.



                          Commission File No. 2-67096
                          ---------------------------

                             Tri-Valley Corporation
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                No. 84-0617433
    -----------------                          -----------------
(State  or  other  jurisdiction  of      (I.R.S. Employer Identification  No.)
 incorporation  or  organization)

       230 South Montclair Street, Suite 101, Bakersfield, California 93309
     ------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (805) 837-9300
                                 ---------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [X]             [  ]
                               No            Yes

The number of shares of Registrant's common stock outstanding at March 14, 1997 was 14,413,248.

                            TRI-VALLEY CORPORATION

                                     INDEX



                                                                  Page
                                                                  ----

PART I - FINANCIAL INFORMATION

Item 1 - Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets January 31, 1997 and July 31, 1996     3

  Consolidated Statements of Operations for the three months
    ended January 31, 1997 and 1996                                  5

  Consolidated Statements of Cash Flows for the three months
    ended January 31, 1997 and 1996                                  6

  Notes to Consolidated Financial Statements                         7


Item 2 - Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                8


PART II - OTHER INFORMATION                                         11

SIGNATURES                                                          12

                        PART I - FINANCIAL INFORMATION

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
            ----------------------------------------------

                            TRI-VALLEY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS



 . . . . . . . . . . . . . . . . .   January 31, 1997.   July 31, 1996
                                   ------------------  ---------------

Current Assets
  Cash                             $         755,434   $      258,924
  Accounts receivable, trade                 612,906          277,586
  Prepaid expenses                             2,029            2,029
                                   ------------------  ---------------

    Total Current Assets                   1,370,369          538,539
                                   ------------------  ---------------

Property and Equipment, Net                3,308,054        3,085,825
                                   ------------------  ---------------

Other Assets
  Deposits                                    62,000           61,000
  Investments in partnerships                 (7,152)          (7,152)
  Aquisition costs                            62,815                -
  Goodwill (net of accumulated
    amortization of $168,113 at
    January 31, 1997 and $162,690
    at July 31, 1996                         265,740          271,163
                                   ------------------  ---------------

      Total Other Assets                     383,403          325,011
                                   ------------------  ---------------

      Total Assets                 $       5,061,826   $    3,949,375
                                   ==================  ===============

                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                          January 31, 1997    July 31, 1996
                                         ------------------  ---------------

CURRENT LIABILITIES
  Notes and contracts payable            $          31,893   $       77,992
  Trade accounts payable                            29,547          226,057
  Amounts payable to joint venture
    participants                                   567,372          505,690
  Advances from joint venture
    participants                                   537,014          483,413
  Due to related parties                           204,392          204,392
  Accrued expenses and
   other liabilities                               113,859          134,908
                                         ------------------  ---------------

    Total Current Liabilities                    1,484,077        1,632,452
                                         ------------------  ---------------

Long-term Portion of Notes and
  Contracts Payable                                 16,757           16,757
  Convertible Notes Payable                              -          900,000
  Investors Payable                                853,772                -
                                         ------------------  ---------------

Shareholders' Equity
  Common stock, $.01 par value:
    25,000,000 shares authorized;
    14,102,473  and  8,027,248 issued
    and outstanding at January 31, 1997
    and July 31, 1996, respectively                141,312           80,272
  Less:  Common stock in treasury,
   at cost, 156,925 shares                         (28,639)         (28,639)
  Capital in excess of par value                 5,319,260        3,772,753
  Accumulated deficit                           (2,724,713)      (2,424,220)
                                         ------------------  ---------------

    Total Shareholders' Equity                   2,707,220        1,400,166
                                         ------------------  ---------------

    Total Liabilities and
      Shareholders' Equity               $       5,061,826   $    3,949,375
                                         ==================  ===============


                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                            For  the  Three  Months    For the Six Months
                                            Ended  January  31,        Ended  January  31,
                                            -------------------        -------------------

                                                1997         1996          1997         1996
                                            ------------  -----------  ------------  -----------

Revenues
  Sale of oil and gas                       $   206,362   $  191,730   $   385,820   $  330,663
  Other income                                        5        3,871         9,588       14,620
  Interest income                                 4,736        1,286         5,885        4,347
                                            ------------  -----------  ------------  -----------

    Total Revenues                              211,103      196,887       401,295      349,630
                                            ------------  -----------  ------------  -----------

Cost and Expenses
  Oil and  gas lease expense                     85,216       73,428       132,844      152,062
  Depletion, depreciation and amortization       13,431       10,134        26,862       20,268
  Interest                                        6,782            -        36,934            -
  General administrative                        282,712      175,213       505,145      257,614
                                            ------------  -----------  ------------  -----------

    Total Cost and Expenses                     388,141      258,775       701,785      429,944
                                            ------------  -----------  ------------  -----------

Net Loss                                    $  (177,038)  $  (61,888)  $  (300,492)  $  (80,314)
                                            ============  ===========  ============  ===========

Net Income (Loss) per Common Share          $      (.02)  $        -   $      (.03)  $        -
                                            ============  ===========  ============  ===========

Weighted Average Number of Shares            10,191,230    7,071,126    10,191,230    7,071,126
                                            ============  ===========  ============  ===========

                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      For  the  Six  Months
                                                      Ended  January  31,
                                                      -------------------

                                                         1997         1996
                                                      -----------  ----------

Cash Flows from Operating Activities
  Net loss                                            $ (300,492)  $ (80,314)
  Adjustments to reconcile net income to net
   cash provided from operating activities:
  Depreciation, depletion and amortization                26,862      20,268
  Changes in operating working capital:
    Amounts receivable                                  (335,320)   (163,618)
    Deposits                                               1,000           -
    Accounts payable                                    (196,510)     60,729
    Payable to joint venture participants
      and related parties                                 61,682     345,902
    Advances from joint venture participants              53,601    (166,769)
    Accrued expenses and other liabilities               (21,409)     (4,670)
                                                      -----------  ----------

    Net Cash Provided (Used) by Operating Activities    (710,586)     11,528
                                                      -----------  ----------

Cash Flows from Investing Activities
  Capital expenditures                                  (308,124)   (100,663)
                                                      -----------  ----------

Cash Flows from Financing Activities
  Principal payment of debt                             (946,099)          -
  Long-term debt borrowed                                      -     138,000
  Investor payable                                       853,772           -
  Proceeds from issuance of common stock               1,607,547           -
                                                      -----------  ----------

    Net Cash Provided by Financing Activities          1,515,220     138,000
                                                      -----------  ----------

Net Increase in Cash and Cash Equivalents                496,510      48,865

Cash and Cash Equivalents at Beginning of Period         258,924     228,704
                                                      -----------  ----------

Cash and Cash Equivalents at End of Period            $  755,434   $ 277,569
                                                      ===========  ==========

                            TRI-VALLEY CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                           JANUARY 31, 1997 AND 1996
                                  (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six month period ended January 31, 1997, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended July 31, 1996.

Certain reclassifications have been made to the 1996 financial statements to conform to the presentation used in 1997.


NOTE  2  -  PER  SHARE  COMPUTATIONS
            ------------------------

Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.


NOTE  3  -  INVESTOR  PAYABLE
            -----------------

As of the balance sheet date, the Company had an investor payable totalling $853,772. This is money which the Company had received from investors for common stock, which, as of the quarter's end, had not been issued. The unissued common stock consisted of 1,360,500 "A" warrants exercised at various prices and 575,775 shares purchased at $.45 per share. Subsequent to the quarter's end, 310,775 shares of the $.45 stock were issued. The balance of these shares and warrants will be issued subsequent to the shareholders meeting on March 22, 1997.


NOTE  4  -  DETERMINATION  TO  CHANGE  YEAR  END
            ------------------------------------

It was determined on March 10, 1997, that Tri-Valley Corporation, and its wholly owned subsidiary Tri-Valley Oil and Gas Corporation, will change from a July 31 year end to a December 31 year end. A transition report will be filed on a Form 10-KSB, no later than ninety days from the determination date, showing the change.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
         OF  OPERATIONS
         --------------

BUSINESS  REVIEW

Change  in  Year  End
---------------------

This will be the last Form 10-Q filed for a July 31 fiscal year end as we are changing to a December 31 fiscal year end.

Petroleum  Activities
---------------------
After two years of diligent effort, numerous industry, regulatory, geographic and mechanical obstacles were overcome to hook up the Webb Tract No. 1. A major dry gas discovery, it began producing nearly 5 million cubic feet per day from a dual completion. The gas is contracted to Tosco with 60% on a fixed price and 40% on the spot market as agreed among the working interest partners. The working interest partners have been cash called to drill the WT No. 2 development well this spring followed by a WT no. 3 step out well.

The Company announced two new pool discoveries in its Pimentel I-15 well in the City of Tracy. The Company is methodically testing the extensive indications of hydrocarbon bearing zones to complete the well for optimum deliverability. The Company expects to drill multiple locations to develop the discovery and is considering additional seismic shooting to further define the field as well as enhance a deeper, larger target for drilling this year.

Working interest partners in the Martin-Severin production unit have been cash called to drill the M-S 6 development well. In all, the Company expects to substantially increase its reserves, production, and revenue from new wells this fiscal year.

Looking to the future, Tri-Valley Oil and Gas acquired for cash and Tri-Valley Corporation stock, the extensive geologic and seismic data base of San Carlos Oil and Gas Corporation which was assembled over nearly 50 years by San Carlos president, Charles W. Hatten. While much of it is concentrated in California it also includes several other venues in North America, South America, Africa, the Middle East and the Far East. Mr. Hatten, who built Great Basins Petroleum into an international petroleum and minerals company has joined TVOG as a consultant.

Precious  Metal  Activities
---------------------------
The Company is in discussions with a major mining company over a proposed joint venture of its Richardson, Alaska gold project. Additionally, the Company has been approached by several smaller mining concerns and is also considering continuing its own exploration using internal funds.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
         OF  OPERATIONS  (Continued)
         --------------
BUSINESS  REVIEW  (Continued)
Telecommunications
------------------
After nearly a year of due diligence, Tri-Valley Corporation is preparing to propose acquisition of 26 wireless communication licenses held by five partnerships by exchanging TVC unregistered stock for partnership interests. At this time it appears to represent an attractive business opportunity that would strengthen the Company's balance sheet, revenue sources, and access to capital. A majority of the partners in the partnerships have voted to be acquired by Tri-Valley in the even that Company proceeds with the transaction.

Financial  Condition
--------------------
The financial condition of the Company continued to strengthen from increased revenues and new capital from private placement. Heavy legal and accounting expenses were incurred from catching up on S.E.C. filing of the forms 10K and 10Q. The Company's balance sheet continues to improve as current assets increased from $737,208 January 31, 1996 to $1,370,369 period ending January 31, 1997.

Three  Months  Ended  January  31,  1997  as  Compared with Three Months Ended
------------------------------------------------------------------------------
January  31,  1996
------------------
Revenues continued to increase as natural gas prices firmed so that gas sales in the second quarter ending January 31, 1997 generated $206,362 versus $191,730 for the same period in 1996. Overall revenue was $211,103 for the second quarter ending January 31, 1997 versus $196,887 for the same period in 1996.

Costs and expenses were greater in the second quarter ending January 31, 1997 due to general administrative expenses of $107,499 over the comparable quarter ending January 31, 1996 due in part to increased postage, printing, and supplies associated with filing and getting current with required S.E.C. reports. Mr. Blystone began taking a salary in the current quarter. He deferred salary in the same quarter last year. Travel expenses, directors fees and professional fees also accounted for this increase in costs. This resulted in a net loss of $177,038 for the second quarter ending January 31, 1997, versus a loss of $61,888 for the same period the previous year.

The Company expects the legal and accounting costs to begin to reduce in subsequent quarters while prices appear to remain firm as it aims for profitable operations.

The balance sheet showed dramatic improvement as the Company paid off its obligations with proceeds from private placements of its unregistered stock. Total assets increased $954,057 from $4,107,769 January 31, 1996, to $5,061,826 January 31, 1997. Further, stockholder equity increased $1,073,911 from $1,633,309 January 31, 1996 to $2,707,220 for the period ending January 31, 1997. Additional capital to increase the net worth if forthcoming from the exercise of warrants attached to the private placement stock.

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


                             TRI-VALLEY  CORPORATION
                          -------------------------------
                                  (Registrant)



                          F.  Lynn  Blystone
                          -------------------
                          President  and  Chief  Executive  Officer