Form 10KSB
period 1996-12-31
TRI VALLEY CORP
filed 1997-03-31
CIK 22551

                     SECURITIES  AND  EXCHANGE  COMMISSION
                           WASHINGTON,  D.C.    20549
                                  FORM  10-KSB




[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED ___________________ [FEE REQUIRED]

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FROM AUGUST 1, 1996 TO DECEMBER 31, 1996 [NO FEE REQUIRED]




                          Commission File No. 2-67096

                             TRI-VALLEY CORPORATION
                      ------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

                  Delaware                                84-061743
 ----------------------------------------------------------------------------
(State  or  Other Jurisdiction of                      (I.R.S.Employer
 Incorporation or Organization)                     Identification  Number)

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
         Title  of Each Class        Name of Each Exchange on Which Registered
          -----------------          -----------------------------------------
               Common                       Electronic Bulletim Board NASDAQ
                         $0.01 Par Value Common Stock
                         ----------------------------
                               (Title of Class)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, if
applicable,  or  any  amendment  to  this  Form  10-KSB.              X
                                                                     ---

The  issuer's  revenues  for  the  most  recent  fiscal  year  were  $879,247.

As of December 31, 1996, 14,102,473 common shares were issued and outstanding. As of midnight March 26, 1997, 14,413,248 common shares were issued and outstanding, and the aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on that date was approximately $1,406,250.

                      DOCUMENTS INCORPORATED BY REFERENCE
 The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Stockholders of the Company held March 22, 1997, which was filed with the Securities and Exchange Commission not later than 120 days after December 31, 1996.

             The total number of pages in this Form 10-KSB are 50.

   The Index of Exhibits included in this Form 10-KSB is located at page 50.

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

Historically an oil and gas exploration and production company, emphasizing the Sacramento Valley natural gas province, the Company added precious metals exploration in fiscal 1987. The precious metal properties are located in interior Alaska, known as the Richardson, Alaska property. Precious metal activity has been an exploratory activity since inception. In February 1991, Tri-Valley signed an agreement with the Moscow based Central Research Institute of Geological Prospecting for Base and Precious Metals ("TsNIGRI") to demonstrate their proprietary technology for evaluating large areas of covered sub-Arctic terrain for precious metals on Tri-Valley's then 64 square mile lode gold claim block at Richardson, Alaska. Based on the results of this study, Tri-Valley management believes it to be prudent for the Company to continue to develop the precious metals segment of the Company. At present, this is only a prognostic resource and not a proven reserve.
                                         ----------------------------

CHANGE  IN  YEAR  END
---------------------

On March 10, 1996, the board determined to change the Company's fiscal year end from July 31 to December 31. This Form 10-KSB is being filed to show the results of the five month transition period from August 1, 1996 to December 31, 1996, and are not necessarily indicative of operations for a full year.

--------------------

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

On November 1, 1996, the Company and its wholly owned subsidiary were dismissed from Chapter 11, having paid their secured and unsecured creditors 100 cents on the dollar.

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

--------------------

CHAPTER  11  REORGANIZATION  (Continued)
---------------------------

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

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
----------------------------------------

F.  Lynn Blystone - 60          President and Chief Executive Officer     1974
-----------------
                         Tri-Valley Corporation, and its wholly owned subsidiary, Tri-Valley Oil & Gas
                         Company,  Bakersfield,  California

Mr. Blystone became president of Tri-Valley Corporation in October 1981, and was nominally vice president from July to October 1981. His background includes institution management, venture capital and various management functions for a mainline pipeline contractor including the Trans Alaska Pipe-line Project. He has founded, run and sold companies in several fields including Learjet charter, commercial construction, municipal finance and land development. He is also president of a family corporation, Bandera Land Company, Inc., with real estate interests in Kern, Riverside and Orange Counties, California. A graduate of Whittier College, California, he did graduate work at George Williams College, Illinois, in organization
management.    He  gives  full  time  to  Tri-Valley.

--------------------
EXECUTIVE  OFFICERS  OF  THE  REGISTRANT  (Continued)
----------------------------------------
Thomas  J.  Cunningham - 54     Treasurer and Chief Financial Officer     1997
----------------------
                         Tri-Valley Corporation, and its wholly owned subsidiary, Tri-Valley Oil & Gas
                         Company,  Bakersfield,  California

Named as Tri-Valley Corporation's Treasurer and CFO on February 28, 1997, Mr. Cunningham has over 25 years experience in corporate finance, public company reporting, shareholder relations, and employee benefits. In his career, he served as Plant Property and Equipment Supervisor, corporate wide, for Tesoro Petroleum, as Controller and Assistant Secretary for Tucker Drilling Company, and as Executive Vice President and Chief Financial Officer for Star Resources. Most recently, he was a Management Consultant in finance, marketing, and human resource matters including employee benefit plans. He received his education in accounting and business administration from Angelo State University, San Angelo, Texas.

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

----------------------

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

The estimated future net recoverable oil and gas reserves from proved developed properties as of December 31, 1996, and July 31, 1996, were as follows:


                               BBL                  MCF
                               ---               ---------

December 31, 1996  Condensate  644  Natural Gas  2,003,135
July 31, 1996      Condensate  442  Natural Gas  1,934,339


The  process  of  estimating  oil  and  gas  reserve  quantities is inherently
imprecise.    Ascribing  monetary  values to those reserves, therefore, yields imprecise  estimated  data  at  best.

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from the Company's proved developed oil and gas reserves, discounted at 10%, was $1,394,701 and $1,126,910 at December 31, 1996, and July 31, 1996,
respectively. Reference is made to the unaudited supplemental information of the consolidated financial statements for further information on oil and gas reserves and estimated values.

----------------------

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

The following table sets forth the net quantities of natural gas and crude oil produced by Registrant during:


                      Transition
                     Period Ended      Year Ended
                   December 31, 1996  July 31, 1996
                   -----------------  -------------

Natural Gas (MCF)            111,261        272,532
Crude Oil (BBL)                   70            210


The following table sets forth the average sales price and average production (lifting) cost per unit of oil and gas produced by registrant during:


                           Transition
                          Period Ended       Year Ended
                       December 31, 1996   July 31, 1996
                       ------------------  --------------

Natural gas (per MCF)  $             2.00  $         2.00
Production costs
  (per MCF)                           .10             .10
                       ------------------  --------------

Net Profit per MCF     $             1.90  $         1.90
                       ==================  ==============

----------------------

As of December 31, 1996, the Company had the following gross and net position in wells and developed acreage:

                                   Wells(2)                           Acres(1)
                            ---------------                  -----------------
                             Gross            Net               Gross      Net
                            ------      ---------             -------   ------

                               13           3.576            2785.00    740.40

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

The following table sets forth the number of productive and dry exploratory and development wells drilled by the Company during:


                Transition
               Period Ended      Year Ended
             December 31, 1996  July 31, 1996
             -----------------  -------------

Exploratory
-----------
  Producing                1.0            1.0
  Dry                      -0-            -0-
             -----------------  -------------

    Total                  1.0            1.0
             =================  =============

Development
-----------
  Producing                -0-            -0-
  Dry                      -0-            -0-
             -----------------  -------------

    Total                  -0-            -0-
             =================  =============


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

----------------------

The Company continually screens geologically prospective acreage as to its availability for leasing. Oil and gas and precious metals prospects developed by the Company's own staff and by other sources are regularly evaluated.

The following table sets forth information regarding undeveloped acreage in which the Company had an interest on December 31, 1996.

             State                           Gross Acres          Net Acres
             -----                           -----------          ---------

    California  oil  and  gas                  2,785.00              740.40
    Alaska  minerals                          24,000.00           23,300.00

Some  of  the  Company's  undeveloped  acreage is held pursuant to leases from
landowners.   Such leases have varying dates of execution and generally expire one  to  five  years  after  the  date  of  the  lease.

The Company is obligated to pay varying annual delay rentals to the lessors on such properties in order to prevent the leases from expiring. Mineral properties claimed on open State land require minimum annual assessment work of $100 worth per State of Alaska claim. The Company had no Federal claims, 1,678 State of Alaska claims, and 10 prospecting sites, totaling 66,281 net acres as of July 31, 1995. Subsequent to November 30, 1995, the Company reduced its claim block to 606 claims and prospecting sites totaling over 24,000 acres (over 37.5 square miles) to concentrate on the most advanced targets. Expenditures on the Richardson, Alaska acreage have already carried forward annual assessment requirements more than four years on all Alaska claims.


ITEM  3.    LEGAL  PROCEEDINGS
------------------------------

On January 30, 1996, Tri-Valley and its wholly owned subsidiary, Tri-Valley Oil & Gas Co. filed voluntary petitions in the United States Bankruptcy Court for the Eastern District of California sitting in Fresno seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code. Citing improved cash flow due to new capital and increased production, the Company moved for and, on November 1, 1996, was granted dismissal from any further Chapter 11 proceedings.

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

------------------------------

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

However, an Official Committee of Equity Security Holders ("OCESH") was formed under the auspices of the United States Trustee ("UST") who comprised it in a manner which gave a minority of dissident shareholders both quorum and a majority. The OCESH retained counsel and filed numerous motions of opposition and delay in an effort to promote the agenda of the dissidents. At the dismissal, the Company was required to escrow $60,000 against possible legal fees. Subsequent to the transition period end, Tri-Valley agreed to pay approximately $29,000 in allowable legal fees to settle this issue.

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


ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------

During the first quarter of fiscal 1997, the Company submitted its Proxy Statement and the Notice of Annual Meeting of Shareholders dated March 22, 1997 to all shareholders of record. The Proxy Statement contained four items for the shareholders' vote at the fiscal 1997 meeting held on March 22, 1997.

ITEM  4.    SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
-----------------------------------------------------------------------
(Continued)

Management cast a minimum of 9,832,417 votes on all items and was pleased to declare that all four items on the agenda were approved. The final number of votes cast for each item on the agenda are as follows:

1.          Re-elect  management  slate  of  directors:


                      For             Withheld
                      ---             --------

Earl H. Beistline          9,832,417            48,941
F. Lynn Blystone           9,985,617            54,741
Milton J. Carlson          9,832,417            48,941
Dennis P. Lockhart         9,855,352            26,006
Loren J. Miller            9,870,458            10,900
Terrance L. Stringer       9,832,417            48,941


2. Re-appoint Brown Armstrong Randall & Reyes, Accountancy Corporation as independent accountants:
     9,787,554  shares  for,  out  of  9,881,358  shares  voting
     (99.05%  of  votes  cast)

3. Amend charter to increase common stock authority to 50,000,000 shares. 9,678,548 for, out of 9,881,358 shares voting
     (97.9%  of  votes  cast  and 67.15% of the issued and outstanding shares)

4.   Authorize  management  to  transact other business at the meeting:
     9,799,457  shares  for,  out  of  9,881,318  shares  voting
     (99.17%  of  votes  cast)

It was moved, seconded and carried that the actions and acts of the board of directors and executive actions of the president since the last meeting be ratified.

No  matters  were  submitted to a vote during fiscal year ended July 31, 1996.

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


                                     Bid Prices                       Asked Prices
                                     -----------                      -------------
                       High              Low            High               Low
                       -----         -----------        -----         -------------

1996:
       First Quarter   $      .1563  $             .05  $      .1875  $               .15
       Second Quarter  $        .15  $             .03  $        .16  $               .14
       Third Quarter   $      .3125  $            .105  $        .50  $               .14
       Fourth Quarter  $      .4375  $             .13  $        .50  $              .438


As of December 31, 1996, the Company estimates 850 shareholders in 40 states and 4 foreign countries of record of Tri-Valley Corporation common stock.

The Company historically has paid no dividends, and at this time does not plan to pay any dividends in the immediate future. While in bankruptcy, the Company was prohibited from making cash dividend payments under its debtor in possession financing. This no longer applies as the Company was dismissed from Chapter 11 proceedings.


ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION
---------

In its 34th year of business, the Company is primarily involved in exploration and production of natural gas and gold. Fiscal 1996 saw Tri-Valley suffer from severe cash flow constraints attributable to significant operating losses stemming from a short-term plunge in gas prices to 20 year lows and declined production from depleting zones.

ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION  (Continued)
---------

On January 30, 1996, Tri-Valley Corporation and its wholly owned subsidiary, Tri-Valley Oil & Gas Company filed voluntary petitions under Chapter 11 of the Federal Bankruptcy Code seeking to reorganize under the Code. (The Company successfully used the bankruptcy to buy time to raise new capital and, after paying all creditors in full, was dismissed 10 months later on November 1,
1996). The Company has experienced significant operating losses in the last three years stemming from production decline and a temporary plunge in gas prices to 20 year lows and the costs of the Chapter 11. However, cash flow is increasing primarily due to new wells beginning production and the reduction in costs associated with the Chapter 11 proceedings. These reductions should help the Company to be profitable in the next full year of operations. Both production and price have since increased and management expects liquidity not to be of any concern in the future. A substantial capital formation program is under way which improves the financial strength of the Company.

Tri-Valley Oil & Gas, the wholly owned subsidiary of Tri-Valley Corporation discovered two new large gas pools in the Tracy gas field. The new gas pools were discovered by drilling the Pimentel No. 1-15. Based on the information from this well, the Company is enthused about the opportunity for additional locations on this property and is considering a 3-D seismic shooting campaign to define optimum exploration and development programs for the horizons. The revenue from this discovery will result in significant increased revenue when it is placed into production in the next few months. The Company is further encouraged about the deeper sub-thrust F zone prospect with a target in excess of 300 billion cubic feet of gas and is looking forward to accelerating a funding program for that exploration segment.

Subsequent to the fiscal year ending July 31, 1996, and prior to December 31, 1996, Tri-Valley's capital formation program has generated $3,000,000 in new money from the sale of unregistered stock and participation in projects. As a result, Tri-Valley was dismissed from Chapter 11 in the strongest capital position in its corporate history. The Company has changed its fiscal year to December 31 in order to reflect this strength on its audited financial statements.

ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION  (Continued)
---------

The Company's hydrocarbon reserves at December 31, 1996 were valued by independent engineers at a net present value of $1,394,701, up from the July 31, 1996 value of $1,126,910, after the SEC mandatory 10% discount rate, and also taking into consideration the effect of income tax. This value does not appear on the balance sheet because accounting rules require discovered reserves to be carried on the balance sheet at cost of obtaining them rather then the actual future net revenue from producing them. Since Tri-Valley arranges to be carried in the test wells on prospects, it incurs very little costs and, therefore, very little value of discovered reserves appears on the balance sheet despite the fact that reserves are a most important value of the Company, especially from an industry point of view. Also not on the balance sheet is significant value resulting from more than $1,500,000 in outside investment by third parties into exploration on the properties adjacent to the Company's Richardson, Alaska property. Such exploration is, in the Company's opinion, a great value to the Company because it helps the Company further define its exploration activities, and, as such, the Company benefits greatly from the third party's expertise and effort. These values, in management's opinion, constitute a significant part of the value of the Company even though it is presently unrecognized, on the balance sheet. In the long term, the Company's viability will be dependent on its ability to achieve successful future operations.

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

ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION  (Continued)
---------

BUSINESS  REVIEW

Change  in  Year  End
---------------------

The Company has changed the year end from July 31 to a December 31 fiscal year end.

Natural  Gas  Activities
------------------------

Natural gas prices continued to firm which provided additional revenue to the Company and stimulated investor support for the Company's projects and the market price of its stock.

After two years of diligent effort, numerous industry, regulatory, geographic, and mechanical obstacles were overcome to hook up the Webb Tract No. 1. A major dry gas discovery, it began producing nearly 5 million cubic feet per day from a dual completion. The gas is contracted to Tosco with 60% on a fixed price and 40% on the spot market as agreed among the working interest partners. The working interest partners have been cash called to drill the WT No. 2 development well this spring followed by a WT No. 3 step out well.

Tri-Valley's natural gas discoveries and production raised it into the top 10% of 193 California dry gas operators. Among U.S. petroleum companies ranked annually by the Oil & Gas Journal, Tri-Valley rose to 195th place giving it a total gain over the past eight years of 199 places.

The  Company  announced  two new pool discoveries in its Pimentel 1-15 well in
the  City  of  Tracy.    The  Company  is  methodically  testing the extensive
indications of hydrocarbon bearing zones to complete the well for optimum deliverability. The Company expects to drill multiple locations to develop the discovery and is considering additional seismic shooting to further define the field as well as enhance a deeper, larger target for drilling this year. This new discovery will add significantly to the Company's reserves.

Working interest partners in the Martins-Severin production unit have been cash called to drill the M-S 6 development well. In all, the Company expects to substantially increase its reserves, production, and revenue from new wells this fiscal year.

ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION  (Continued)
---------

BUSINESS  REVIEW  (Continued)

Natural  Gas  Activities  (Continued)
------------------------

Looking to the future, Tri-Valley Oil and Gas acquired for cash and Tri-Valley Corporation stock, the extensive geologic and seismic data base of San Carlos Oil and Gas Corporation which was assembled over nearly 50 years by San Carlos president, Charles W. Hatten. While much of it is concentrated in California, it also includes several other venues in North America, South America, the Middle East and the Far East. Mr. Hatten, who built Great Basins Petroleum into an international petroleum and minerals company has joined TVOG as a consultant.

Telecommunications
------------------

After nearly a year of due diligence, Tri-Valley Corporation is preparing to propose acquisition of 26 wireless communication licenses held by five partnerships by exchanging TVC unregistered stock for partnership interests. At this time, it appears to represent an attractive business opportunity that would strengthen the Company's balance sheet, revenue sources, and access to capital. A majority of the partners in the partnerships have voted to be acquired by Tri-Valley in the event that Company proceeds with the transaction.

 Precious  Metal  Activities
----------------------------

The gold price has remained relatively stable as a physical use commodity and does not seem to function significantly as a financial instrument to the extent it did formerly. For instance, international crises do not affect the price substantially. For some years, physical consumption demand has exceeded the newly mined supplies, but selling forward by producers and sales into the physical market from central bank hoards has capped any great price increase.

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

ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION  (Continued)
---------

BUSINESS  REVIEW  (Continued)

 Precious  Metal  Activities  (Continued)
----------------------------

Additionally, the Company has been approached by several smaller mining concerns and is considering continuing its own exploration using internal funds. The Company is interviewing mining and mineral processing engineers with a view toward completing the processing of approximately 100,000 tones of partially crushed, partially processed ore from the John Mitchell lode.
Management believes that an agreement will be reached shortly as to these discussions. Weather permitting, the Company will begin processing its pre-crushed ore in the next few months. The anticipated revenue should be significant enough to allow additional test drilling.

Financial  Condition
--------------------

The financial condition of the Company strengthened substantially in the period as the Company completed the private placement of unregistered stock and paid off its creditors 100 cents on the dollar. Only certain term contracts are left to be serviced in accordance with their terms. Accordingly, Tri-Valley Corporation and its subsidiary, Tri-Valley Oil & Gas Company were dismissed from Chapter 11 on November 1, 1996.

Further, gas prices continued to firm which increased revenue. The Company expects its sales contracts coupled with new production coming on line to restore its operating revenues to secure levels.

The Company paid off the administrative, legal, and accounting costs of its Chapter 11 and this offsets any net income despite increased revenues. However, the balance sheet is greatly enhanced with healthy cash and receivables balances. Further, the Company's stock is enjoying substantial gains as recognition of its accomplishments, natural gas prices, and potential growth.

Tri-Valley expects substantially increased capital infusion to continue from the exercise of warrants issued to the private placement investors.

ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION  (Continued)
---------

RESULTS  OF  OPERATIONS

Five  Months  Ended  December  31,  1996,  as  Compared with Five Months Ended
------------------------------------------------------------------------------
December  31,  1995
-------------------

REVENUES

Revenues continued to increase as natural gas prices firmed so that gas sales in the period ending December 31, 1996 generated $470,300 versus $275,453 for the same period in 1995. Overall revenue was $474,521 for the period ending December 31, 1996 versus $292,666 for the same period in 1995.


COSTS  AND  EXPENSES

Costs and expenses were greater in the five months ending December 31, 1996, due to substantial legal and accounting expenses in the general and administrative section versus the same period in that category the previous year. This resulted in a net loss before income taxes of $91,422 for the five months ending December 31, 1996, versus a loss of $49,717 for the same period the previous year.

The Company expects the legal and accounting costs to reduce in subsequent quarters while prices appear to remain firm as it aims for profitable operations. New production, from wells completed after December 31, 1995, should  result  in  substantial  increased  revenue.

The balance sheet showed dramatic improvement as the Company paid off its obligations with proceeds from private placements of its unregistered stock. Gross assets increased significantly in this period versus the comparable period last year due to increase in cash and accounts receivable, this was due to increased gas prices and private placement of stock. Further, stockholder equity increased in the five months ending December 31, 1996. Additional capital to increase the net worth is forthcoming from the exercise of warrants attached to the private placement stock.

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

ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
------------------------------------------------------------------
CONDITION  (Continued)
---------

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

                         ITEM 7. FINANCIAL STATEMENTS
                         ----------------------------

                        REPORT OF INDEPENDENT AUDITORS

The  Board  of  Directors
Tri-Valley  Corporation
Bakersfield,  California

We have audited the accompanying consolidated balance sheets of Tri-Valley Corporation as of December 31, 1996 and July 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the five month transition period ended December 31, 1996 and for the year ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Tri-Valley Corporation at December 31, 1996 and July 31, 1996, and the results of its consolidated operations and its cash flows for the five month transition period ended December 31, 1996, and for the year ended July 31, 1996, in conformity with generally accepted accounting principles.

     BROWN  ARMSTRONG  RANDALL  &  REYES
     ACCOUNTANCY  CORPORATION



Bakersfield,  California
February  28,  1997,  except  for  Note  10
whose  date  is  March  22,  1997

  The accompanying notes are an integral part of these financial statements.

                            TRI-VALLEY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS


                                               Transition     Fiscal Year
                                              Period Ended       Ended
                                              December 31,     July 31,
                                                  1996           1996
                                              -------------  -------------

CURRENT ASSETS
  Cash                                        $     894,365  $    258,924
  Accounts receivable, trade                        278,110       277,586
  Prepaid expenses                                    2,029         2,029
                                              -------------  -------------

    Total Current Assets                          1,174,504       538,539
                                              -------------  -------------

PROPERTY AND EQUIPMENT, NET
  (Notes 1 and 2)                                 3,182,860     3,085,825
                                              -------------  -------------

OTHER ASSETS
  Deposits                                           62,000        61,000
  Investments in partnerships (Note 1)               20,682        (7,152)
  Acquisition Costs (Note 1)                         29,753             -
  Goodwill (net of accumulated amortization
    of $167,209 at December 31, 1996 and
    $162,690 at July 31, 1996 (Note 1)              266,644       271,163
                                              -------------  -------------

    Total Other Assets                              379,079       325,011
                                              -------------  -------------

    TOTAL ASSETS                              $   4,736,443  $  3,949,375
                                              =============  =============

                     LIABILITIES AND SHAREHOLDERS' EQUITY



                                                    Transition
                                                   Period Ended
                                                   December 31,     Year Ended
                                                       1996        July 31, 1996
                                                  --------------  ---------------

CURRENT LIABILITIES
  Notes and contracts payable (Note 3)            $      11,042   $       77,992
  Trade accounts payable                                 57,566          226,057
  Amounts payable to joint venture participants         484,008          505,690
  Advances from joint venture participants              196,527          483,412
  Due to related parties                                196,142          204,392
  Accrued expenses and other liabilities                      -          134,908
                                                  --------------  ---------------
    Total Current Liabilities                           945,285        1,632,451
                                                  --------------  ---------------
LONG-TERM PORTION OF NOTES AND
 CONTRACTS PAYABLE
  Notes payable                                          37,608           16,757
  Convertible notes payable                                   -          900,000
                                                  --------------  ---------------

    Total Long-Term Portion of Notes and
     Contracts Payable                                   37,608          916,757
                                                  --------------  ---------------
OTHER LIABILITIES
  Investor Payable                                      662,680                -
                                                  --------------  ---------------
SHAREHOLDERS' EQUITY
  Common stock, $.01 par value:
    25,000,000 shares authorized;
    14,102,473 and 8,027,248 issued and
    outstanding at December 31, 1996
     and July 31, 1996, respectively                    141,024           80,272
  Less:  Common stock in treasury, at cost,
    156,925 shares                                      (28,639)         (28,639)
  Capital in excess of par value                      5,495,726        3,772,753
  Accumulated deficit                                (2,517,241)      (2,424,219)
                                                  --------------  ---------------
    Total Shareholders' Equity                        3,090,870        1,400,167
                                                  --------------  ---------------
    TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                        $   4,736,443   $    3,949,375
                                                  ==============  ===============

                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                               Transition                     Period Ended
                                              December 31,     Year Ended
                                                  1996        July 31, 1996
                                             --------------  ---------------

REVENUES
  Sale of oil and gas                        $     470,300   $      872,386
  Precious metals revenue                                -                -
  Interest income                                    4,221            6,861
                                             --------------  ---------------

                                                   474,521          879,247
                                             --------------  ---------------

COST AND EXPENSES
  Leases sold, relinquished and impaired                 -           27,593
  Oil and gas leases                                82,481          259,673
  General and administrative                       424,576          764,799
  Depreciation, depletion and amortization          23,448           53,453
  Interest                                          35,438           89,487
                                             --------------  ---------------

                                                   565,943        1,195,005
                                             --------------  ---------------

LOSS BEFORE INCOME TAXES                           (91,422)        (315,758)

TAX PROVISION (Note 5)                               1,600            1,600
                                             --------------  ---------------

NET LOSS                                     $     (93,022)  $     (317,358)
                                             ==============  ===============

NET LOSS PER COMMON SHARE                    $        (.01)  $         (.04)
                                             ==============  ===============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                            10,191,230        7,452,248
                                             ==============  ===============

  The accompanying notes are an integral part of these financial statements.

  The accompanying notes are an integral part of these financial statements.

                            TRI-VALLEY CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                                      Capital
                                                        in
                                            Par      Excess of    Accumulated    Treasury    Preferred      Options
                                Shares     Value     Par Value      Deficit       Stock        Stock      Outstanding
                              ----------  --------  -----------  -------------  ----------  -----------  -------------


Balance at July 31, 1995       7,337,248  $ 73,372  $3,284,653   $ (2,106,861)  $ (28,639)  $  300,000   $    191,000

Issuance of common stock
  to investors                   390,000     3,900     191,100              -           -            -       (191,100)
Transfer of preferred
  stock to common                300,000     3,000     297,000              -           -     (300,000)             -
Net loss                               -         -           -       (317,358)          -            -              -
                              ----------  --------  -----------  -------------  ----------  -----------  -------------

Balance at July 31, 1996       8,027,248    80,272   3,772,753     (2,424,219)    (28,639)           -              -

Issuance of common stock
  to investors                 6,075,225    60,752   2,100,186              -           -            -              -
Stock issuance costs                   -         -    (377,213)             -           -            -              -
Net loss                               -         -           -        (93,022)          -            -              -
                              ----------  --------  -----------  -------------  ----------  -----------  -------------

Balance at December 31, 1996  14,102,473  $141,024  $5,495,726   $ (2,517,241)  $ (28,639)  $        -   $          -
                              ==========  ========  ===========  =============  ==========  ===========  =============


                                   Stock
                               Shareholders'
                                  Equity
                              ---------------


Balance at July 31, 1995      $    1,713,625

Issuance of common stock
  to investors                         3,900
Transfer of preferred
  stock to common                          -
Net loss                            (317,358)
                              ---------------

Balance at July 31, 1996           1,400,167

Issuance of common stock
  to investors                     2,160,938
Stock issuance costs                (377,213)
Net loss                             (93,022)
                              ---------------

Balance at December 31, 1996  $    3,090,870
                              ===============

  The accompanying notes are an integral part of these financial statements.

                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        Transition
                                                       Period Ended        Year Ended
                                                     December 31, 1996    July 31, 1996
                                                    -------------------  ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                          $          (93,022)  $     (317,358)
  Adjustments to reconcile net loss to net cash
    used by operating activities:
  Depreciation, depletion and amortization                      23,448           53,453
  (Increase) decrease in accounts receivable                      (524)          17,784
  Decrease (increase) in prepaid expenses                            -            8,812
  Decrease (increase) in deposits                               (1,000)          39,241
  Increase (decrease) in trade accounts payable               (168,491)         100,687
  Increase (decrease) in amounts payable to joint
    venture participants and related parties                   (29,932)          86,521
  (Decrease) increase in advances from joint
    venture participants                                      (286,885)        (144,399)
  (Decrease) increase in accrued expenses and
    other liabilities                                         (134,908)          (7,742)
  Impairment, dry hole and other disposals of
    property and equipment                                           -           27,593
                                                    -------------------  ---------------
     Net Cash Used by Operating Activities                    (691,314)        (135,408)
                                                    -------------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                                        (145,718)        (240,955)
  Investment in partnerships                                   (27,834)               -
                                                    -------------------  ---------------
     Net Cash Used by Investing Activities                    (173,552)        (240,955)
                                                    -------------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of debt                                     -        1,038,000
  Principal payments on long-term debt                        (946,099)        (635,317)
  Proceeds from issuance of common stock                        60,752            3,900
  Investor payable                                             662,680                -
  Additional paid in capital                                 1,722,974                -
                                                    -------------------  ---------------
     Net Cash Provided by Financing Activities               1,500,307          406,583
                                                    -------------------  ---------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                             635,441           30,220
CASH AT BEGINNING OF YEAR                                      258,924          228,704
                                                    -------------------  ---------------
CASH AT END OF YEAR                                 $          894,365   $      258,924
                                                    ===================  ===============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                   $           35,438   $       85,487
                                                    ===================  ===============
    Income taxes paid                               $            1,600   $        1,600
                                                    ===================  ===============

                            TRI-VALLEY CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                         DECEMBER 31 AND JULY 31, 1996



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

Fiscal  Year  Change
--------------------

Effective March 10, 1997, the Company changed its fiscal year-end from July 31 to December 31. Accordingly, the consolidated financial statement include the results of operations for the transition period, which are not necessarily indicative of operations for a full year.

Results  for  the  comparable  prior  year  are  summarized  below.


                             Five Months Ended
                             December 31, 1995
                            -------------------

Revenues                    $          292,666
Operating income                       (48,117)
Provision for income taxes              (1,600)
Net loss                               (49,717)

Net loss per common share                 (.01)

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Chapter  11  Reorganization
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

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------
Cash  Equivalent  and  Short-Term  Investments
----------------------------------------------
Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper, and money market accounts purchased with an original maturity date of three months or less.

Restricted  Cash
----------------

The Company maintains four cash accounts which have been classified as restricted cash. The operating account, with balances of $283,843 and $189,609 at December 31, 1996 and July 31, 1996, respectively, consist of the production revenues received by the operating company for payment to the well project investors minus any lifting costs. The Webb Pipeline account, having balances of $298,626 and $0 at December 31, 1996 and July 31, 1996, respectively, is required by the Webb-Tract project agreement to be used for construction of the Webb-Tract pipeline. The Company also maintains a money market account which is used to accumulate investors money for various drilling projects. The account balances at December 31, 1996 and July 31, 1996, were $143,529 and $33,240, respectively. Finally, the Company was required, while in bankruptcy, to maintain an escrow account totalling $60,000 for potential allowable legal fees payable to the counsel of the Committee of Equity Security Holders. This dispute was settled subsequent to the balance sheet date for approximately $29,000 consisting of legal fees and expenses. Total restricted cash was $785,998 and $222,849 at December 31, 1996 and July 31, 1996, respectively. Unrestricted cash was $108,367 and $36,075 at December 31, 1996 and July 31, 1996, respectively.

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

Acquisition  Costs
------------------

The Company is preparing to propose acquisition of 26 wireless communication licenses held by five partnerships by exchanging TVC unregistered stock for partnership interests. The cost associated with this potential acquisition is currently being capitalized. In the event the acquisition is not consummated, these costs will be charged to operations.

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

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

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

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

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

Net  Income  (Loss)  Per  Common  Share
---------------------------------------

The calculation of net income/loss per common share is based on the weighted average number of common stock shares outstanding during each period. The effect of convertible preferred stock and warrants on the net income/loss per share ratio is considered anti-dilutive and was not included in the computation of earnings per common share for any of the years presented.

Reclassification
----------------

Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

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

Material estimates that are particularly susceptible to significant change relate to the determination of the depreciation, depletion and amortization account balance. Depreciation, depletion and amortization is based on units of production.


NOTE  2  -  PROPERTY  AND  EQUIPMENT
            ------------------------

Oil  and  gas properties, and equipment and fixtures consist of the following:


                                                                 Transition
                                                                Period Ended
                                                                December 31,    Year Ended
                                                                    1996       July 31, 1996
                                                                -------------  -------------

Oil and Gas - California
--------------------------------------------------------------

  Proved properties, net of accumulated
    depletion of $250,396 at December 31,
    1996 and $233,259 at July 31, 1996                               $259,709  $     276,846
  Unproved properties                                                 483,287        695,861
                                                                -------------  -------------

     Total Oil and Gas Properties                                     742,996        972,707
                                                                -------------  -------------

NOTE  2  -  PROPERTY  AND  EQUIPMENT
            ------------------------


                                           Transition
                                          Period Ended
                                          December 31,     Year Ended
                                              1996       July 31, 1996
                                          -------------  --------------

A summary of other property and
----------------------------------------
  equipment follows:
----------------------------------------

  Mining prospects                            2,376,005       2,057,732
  Land                                           11,281          11,281
  Building net of accumulated
    depreciation of $4,982 at
    December 31, 1996 and $4,512
    at July 31, 1996                             40,142          40,612
  Office equipment and leasehold
    improvements net of accumulated
    depreciation of $87,524 at
    December 31, 1996 and $86,203 at
    July 31, 1996                                12,436           3,493
                                          -------------  --------------
     Total Other Property and Equipment       2,439,864       2,113,118
                                          -------------  --------------
Property and Equipment (Net)              $   3,182,860  $    3,085,825
                                          =============  ==============


NOTE  3  -  NOTES  AND  CONTRACTS  PAYABLE
            ------------------------------

Long-term  debt  is  summarized  below:


                                             Transition
                                            Period Ended
                                            December 31,     Year Ended
                                                1996       July 31, 1996
                                            -------------  --------------

Note payable to National Bank of Alaska
  dated August 27, 1992; secured by
  property; payable in monthly
  installments of $539 including interest.
  Interest rate at 12.00%, December 31,
  1996 and July 31, 1996.                   $      22,076  $       23,225

Note payable to Bandera Land Company
  dated December 4, 1992; unsecured;
  interest at 10.00%, December 31, 1996
  and July 31, 1996; interest only payable
  on outstanding balance.                               -          17,950

NOTE  3  -  NOTES  AND  CONTRACTS  PAYABLE  (Continued)
            ------------------------------


                                                   Transition
                                                  Period Ended
                                                  December 31,   Year Ended
                                                      1996      July 31, 1996
                                                  ------------  -------------

Note payable to Edgar Moss dated -
  February 1, 1994; unsecured; no
  stated interest.                                           -         11,000

Note payable to Edgar Moss dated
  February 22, 1995; unsecured; interest
  at 7.20%, monthly interest payable
  with principal balance due August 22,
  1995.                                                      -         16,000

Note payable to Laurence B. Flood dated
  September 16, 1995; unsecured; interest
  at 10.00%, monthly interest payable
  in cash or Tri-Valley Corporation
  unregistered common stock at $.30 per
  share, principal balance due September 16,
  1999.                                                  7,000          7,000

Note payable to Laurence B. Flood dated
  July 19, 1995; unsecured; interest at 10.00%,
  monthly interest payable in cash or Tri-
  Valley Corporation unregistered common
  stock at $.30 per share, principal balance
  due July 19, 1999.                                    15,000         15,000

Note payable to Imperial Premium Finance,
  Inc., dated June 9, 1996; secured by
  contractual policy; interest at 12.00%;
  payable in monthly installments of
  $680 including interest.                               4,574          4,574

Note payable to Mayal Inwald, dated
  May 4, 1996; unsecured; interest at
  10.00%; interest only on outstanding
  balance with principal due May 4,
  1998. Convertible to common stock.(*)                      -        150,000

NOTE  3  -  NOTES  AND  CONTRACTS  PAYABLE  (Continued)
            ------------------------------


                                               Transition
                                              Period Ended
                                              December 31,    Year Ended
                                                  1996      July 31, 1996
                                              ------------  --------------

Note payable to Behrooz Sarafraz, dated
  July 19, 1996; secured by property;
  convertible to common stock, interest
  at 10.00%; monthly interest payable
  with principal due July 19, 1998.(*)                   -         750,000
                                              ------------  --------------

                                                    48,650         994,749

Less current portion                                11,042          77,992
                                              ------------  --------------

Long-Term Portion of Notes and Contracts
  Payable                                  $        37,608  $      916,757
                                           =  ============  ==============


(*)         During the transition period, these notes were converted to common stock  in  accordance  with  the  terms  of the original agreements (Note 10).

Maturities of long-term debt for the five years succeeding December 31, 1996 are as follows:


December 31,
------------

                           1997     $11,042
                           1998       6,468
                           1999      28,468
                           2000       2,672
                       Thereafter         -
                                    -------

                                    48,650
                                    =======



NOTE  4  -  RELATED  PARTY  TRANSACTIONS
            ----------------------------

The following is known to the Company to be the only beneficial owner of 5% or more of the Company's outstanding common stock at December 31, 1996:


                                  Ownership
                          Shares              Percentage
                          ------              ----------

  Dennis Vaughn  967,200               6.61%

NOTE  4  -  RELATED  PARTY  TRANSACTIONS  (Continued)
            ----------------------------

Tri-Valley is a general partner and operator of the Tri-Valley Oil & Gas exploration Programs 1971-1 and Martins-Severin Partnerships. Income derived from these activities follows:


                                  Transition
                                 Period Ended
                                 December 31,    Year Ended
                                     1996      July 31, 1996
                                 ------------  --------------

  Partnership income, net of
    expenses                  $        89,742  $      286,500
                              =  ============  ==============


On December 4, 1992, the Company entered into an agreement to borrow $15,000 from Bandera Land Company which is owned by F. Lynn Blystone and other members of the Blystone Family. Interest at 10.0% is payable on the outstanding balance with no stated due date. The balance outstanding at December 31, 1996, and July 31, 1996 was $0 and $17,950, respectively.

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

     Options on 15,000 shares of TVC unregistered shares at $.50 per share exercisable through July 19, 1999.

     TVC may force exercise of said options if the market quotes a bid price of $1.00 per share or higher for at least twenty consecutive trading days.

Due to related parties of $196,142 and $204,392 at December 31, 1996 and July 31, 1996, respectively, consist of payroll payable to F. Lynn Blystone.

NOTE  5  -  INCOME  TAXES
            -------------

At December 31, 1996, the Company had available net operating loss carryforwards for financial statements and federal income tax purposes of approximately $2,300,000. These loss carryforwards expire between 1998 and 2012.

The  components  of  the  net  deferred  tax  assets  were  as  follows:


                                       Transition
                                      Period Ended
                                      December 31,     Year Ended
                                          1996        July 31, 1996
                                     --------------  ---------------

Deferred Tax Assets:
  Net operating loss carryforwards   $     782,000   $      629,000
  Statutory depletion carryforwards        660,000          620,000
                                     --------------  ---------------

Total Deferred Tax Assets                1,442,000        1,249,000
                                     --------------  ---------------

Valuation Allowance                     (1,442,000)      (1,249,000)
                                     --------------  ---------------

Net Deferred Tax Assets              $           -   $            -
                                     ==============  ===============


A full valuation allowance has been established for the deferred tax assets generated by net operating loss carryforwards due to the uncertainty of future utilization.


NOTE  6  -  MAJOR  CUSTOMER
            ---------------

Oil  and  Gas
-------------

The Company received in excess of 10% of its revenue from various sources (oil and gas sales and mineral royalties) as follows:


                                               Company
                                               -------
                    A        B        C     D   Other
                 -------  -------  -------  -  -------

Period Ended:
  July 31, 1996  153,862  403,366        *  *  109,810
  December 31,
    1996          95,408        *  187,492  *    9,701


  *    Not  a  major  source  during  the  year.

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


NOTE  8  -  FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS
            --------------------------------------------------------

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 1996:


                                Oil and      Precious
                                  Gas         Metals     Total
                               ---------     --------  ---------

Transition Period Ended
 December 31, 1996
  Total Revenues               $470,300   $         -  $470,300
                               =========  =  ========  =========

  Income (Loss) Before Taxes   $(91,422)  $         -  $(91,422)
  Income Taxes                    1,600             -     1,600
                               ---------     --------  ---------

  Net Income (Loss)            $(93,022)  $         -  $(93,022)
                               =========  =  ========  =========

NOTE  8  -  FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS
            --------------------------------------------------------
              (Continued)


                                  Oil and     Precious
                                    Gas        Metals       Total
                                -----------  ----------  -----------

  Property, Plant and
    Equipment Additions, Net
    of Deletions                $ (212,575)  $  318,273  $  105,698
                                ===========  ==========  ===========
  Depreciation, Depletion and
    Amortization                $   23,448   $        -  $   23,448
                                ===========  ==========  ===========
     Total Assets               $2,315,313   $2,421,130  $4,736,443
                                ===========  ==========  ===========
Year Ended July 31, 1996
  Total Revenues                $  879,247   $        -  $  879,247
                                ===========  ==========  ===========
  Income (Loss) Before Taxes    $ (315,758)  $        -  $ (315,757)
  Income Taxes                       1,600            -       1,600
                                -----------  ----------  -----------
  Net Income (Loss)             $ (317,358)  $        -  $ (317,358)
                                ===========  ==========  ===========
  Property, Plant and
    Equipment Additions, Net    $ (305,288)  $  429,615  $  124,322
                                ===========  ==========  ===========
  Depreciation, Depletion and
    Amortization                $   53,453   $        -  $   53,453
                                ===========  ==========  ===========
     Total Assets               $1,839,750   $2,109,625  $3,949,375
                                ===========  ==========  ===========


NOTE  9  -  COMMITMENTS
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

            -----------

The Company conducts its operations from leased facilities. The lease, which is for one year, is classified as an operating lease and expires on July 1, 1997, with two one year options to renew.

The following is a schedule, by years, of future minimum rental payments required under this lease as of December 31, 1996:

  December  31,  1997                                               $   14,850
                                                                    ==========

Litigation
----------

Unless otherwise noted, since the Company filed Chapter 11 petitions, prosecutions of all pre-petition claims against the Company were stayed by the automatic stay imposed by the Code. Management, during the bankruptcy proceedings, was able to come to terms with all parties who, prior to the filing of the petition, had a claim against the Company. In general, the following lawsuits sought damages that, at the current standing, have been resolved through settlement. Management does not know of any other pending or threatening litigation which exists at this time.

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

Contingencies
-------------

The Company is subject to possible loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and potential obligations to investigate the effects of the release of certain hydro-carbons or other substances at various sites; to remediate or restore these sites; and to compensate others for damages and to make other payments as required by law or regulation. These obligations relate to sites owned by the Company or others, and are associated with past and present oil and gas operations. The amount of such obligations is indeterminate and will depend on such factors as the unknown nature and extent of contamination, the unknown timing, extent and method of remedial actions which may be required, the determination of the Company's liability in proportion to other responsible parties, and the state of the law.

NOTE  10  -  COMMON  STOCK
             -------------

On April 21, 1995, the Company's Board resolved that common stock of Tri-Valley Corporation be increased from 15,000,000 shares authorized to 25,000,000 shares. On March 22, 1997, the shareholders unanimously ratified this increase plus an additional 25,000,000 shares bringing the total shares authorized to 50,000,000. In addition, the shareholders also approved a decrease in the par value of each share from $0.01 to $0.001.

Prior to July 31, 1996, new investors contributed $900,000 in the form of convertible notes payable. The first $150,000 was approved by the Bankruptcy Court on April 25, 1996, secured by a note with a stated interest rate of 10%, interest only for two years, with the outstanding balance due and payable at the end of two years. The remaining $750,000 was also secured by a note with a stated interest rate of 10%, interest only for two years, with the outstanding balance due and payable in two years. During the transition period, both the above loans were converted to Tri-Valley Corporation common stock. The lenders converted the debt by using an exchange rate of one "unit" for each dollar due and payable with each unit consisting of 2.5 shares of Tri-Valley common stock plus four warrants. The warrants are transferable and consist of two "A" warrants exercisable at $0.50 each, one "B" warrant exercisable at $1 each, and one "C" warrant exercisable at $1.50 each. The warrants are required to be exercised within one year from the issue or they become void.

During the transition period, the Company received an additional $1,080,001 through the issuance of stock. This investment consisted of 2,080,000 shares sold at $0.25 per share, 100,001 sold at $0.45 per share, and 460,000 "units" bought at $1 per unit. Each "unit" is identical to the "units" previously mentioned. At the balance sheet date $2,620,000 "A" warrants, 1,435,000 "B" warrants, and 1,368,000 "C" warrants remain to be issued.

In addition to the 110,000 "A" warrants which were exercised and issued prior to December 31, 1996, 1,360,000 "A" warrants were exercised prior to December 31, 1996, at various prices for a total investment of $453,075, however, these warrants will not be issued until after the shareholders meeting on March 22, 1997 (see Note 11).

NOTE  11  -  INVESTOR  PAYABLE
             -----------------

As of the balance sheet date, the Company had an investor payable totaling $662,680. This is money which the Company had received from investors for common stock, which, as of the transition period's end, had not been issued. The unissued common stock consists of 1,360,500 "A" warrants exercised at various prices and 575,775 shares purchased at $0.45 per share. Subsequent to the year end, 310,775 of the $0.45 stock was issued. The balance of these warrants and shares will be issued subsequent to the shareholders meeting on March 22, 1997.

NOTE  12  -  SUBSEQUENT  EVENTS  -  SHAREHOLDER  MEETING
             -------------------------------------------

On March 22, 1997, Tri-Valley held its annual shareholders meeting in Santa Barbara, California. The shareholders were presented with four items on the proxy to vote on. Management's slate of directors, and increase of stock authorization from 15 million to 50 million shares, the independent accountants, and ratification of the boards past actions were the four items on the ballot, and they were all unanimously approved by the shareholders.

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

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the transition period ended December 31, 1996 and for the year ended July 31, 1996. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission ("SEC"). Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company. Management's investment and operating decisions are based upon reserve estimates that include proved reserves prescribed by the SEC as well as probable reserves, and upon different price and cost assumptions from those used here.

It should be recognized that applying current costs and prices and a 10 percent standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves.

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization at July 31 are as follow:

                    Transition
                    Period  Ended

                                  December 31,     Year Ended
                                      1996        July 31, 1996
                                 --------------  ---------------

Aggregate capitalized costs:
 Proved properties               $     510,106   $      510,106
 Unproved properties                   483,287          695,861
 Accumulated depletion,
  depreciation and amortization       (250,396)        (233,259)
                                 --------------  ---------------
Net capitalized costs            $     742,997   $      972,708
                                 ==============  ===============


The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during 1996:


                                Transition
                               Period Ended
                               December 31,     Year Ended
                                   1996       July 31, 1996
                              --------------  --------------

Acquisition of producing
  properties and productive
  and non-productive acreage  $    (212,574)  $      112,703
                              ==============  ==============


Results  of  operations  from  oil  and  gas  producing  activities
-------------------------------------------------------------------
The results of operations from oil and gas producing activities are as follows:


                                                 Transition
                                                Period Ended
                                                December 31,     Year Ended
                                                    1996        July 31, 1996
                                               --------------  ---------------

Sales to unaffiliated parties                  $     470,300   $      872,386
Production costs                                     (82,481)        (259,673)
Depletion, depreciation and
 amortization                                        (18,929)         (42,607)
                                               --------------  ---------------
                                                     368,890          570,106
Income tax expenses                                 (125,412)        (193,837)
                                               --------------  ---------------
Results of operations from activities before
  extraordinary items (excluding blending
  operations, corporate overhead and
   interest costs)                             $     243,478   $      376,269
                                               ==============  ===============

Changes  in  estimated  reserve  quantities
-------------------------------------------

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, and July 31, 1996, and changes in such quantities during each of the years then ended, were as follows:


                                        Transition
                                       Period Ended              Year Ended
                                    December 31, 1996          July 31, 1996
                                    ------------------         --------------
                              Oil          Gas           Oil        Gas
                             (BBL)        (MCF)         (BBL)      (MCF)
                             -----  ------------------  -----  --------------

Proved developed and
 undeveloped reserves:

 Beginning of year            442           1,934,339    367       1,888,231
 Revisions of previous
  estimates                   272             180,057    (97)       (206,836)
 Extensions, discoveries
  and other additions           -                   -    382         525,475
 Production                   (70)           (111,261)  (210)       (272,531)
                             -----  ------------------  -----  --------------

 End of year                  644           2,003,135    442       1,934,339
                             =====  ==================  =====  ==============

 Proved developed reserves:

  Beginning of year           442           1,934,339    367       1,888,231
                             =====  ==================  =====  ==============

  End of year                 644           2,003,135    442       1,934,339
                             =====  ==================  =====  ==============


Standardized  measure  of  discounted future net cash flows relating to proved
------------------------------------------------------------------------------
oil  and
--------
gas  reserves
-------------

A standardized measure of discounted future net cash flows is presented below for the transition period ended December 31, 1996 and the year ended July 31, 1996.

The  future  net  cash  inflows  are  developed  as  follows:

(1) Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
(2) The estimated future production of proved reserves is priced on the basis of year-end prices.
(3) The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year end cost estimates.
(4) The resulting future net revenue streams are reduced to present value amounts by applying a ten percent discount.

Standardized  measure  of  discounted future net cash flows relating to proved
------------------------------------------------------------------------------
oil  and
--------
gas  reserves  (Continued)
-------------

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


                              Transition
                             Period Ended
                             December 31,     Year Ended
                                 1996        July 31, 1996
                            --------------  ---------------

Future cash in flows        $   3,098,724   $    2,989,560
Future production and
  development costs              (660,118)        (608,480)
Future income tax expenses       (259,282)        (674,158)
                            --------------  ---------------

Future net cash flows           2,179,324        1,706,922

10% annual discount for
  estimated timing of cash
  flows                           784,623          580,012
                            --------------  ---------------

Standardized measure of
  discounted future net
  cash flow                 $   1,394,701   $    1,126,910
                            ==============  ===============


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

Changes in standardized measure of discounted future net cash flow from proved
------------------------------------------------------------------------------
reserve  quantities  (Continued)
-------------------


                                                    Transition
                                                   Period Ended
                                                   December 31,     Year Ended
                                                       1996        July 31, 1996
                                                  --------------  ---------------

Standardized measure -
  beginning of period                             $   1,126,910   $      835,771
                                                  --------------  ---------------

Sales of oil and gas produced,
  net of production costs                              (387,819)        (612,715)

Revisions of estimates of reserves
  provided in prior years:
    Net changes in prices and
      production costs                                 (195,368)         985,846
Revisions of previous quantity
    estimates                                           342,108         (390,920)

Extensions, discoveries and improved
  recovery                                                    -          993,148

Accretion of discount                                    93,994          (94,823)

Net change in income taxes                              414,876         (589,397)
                                                  --------------  ---------------

Net increase                                            267,791          291,139
                                                  --------------  ---------------

Standardized measure - end of period                 $1,394,701  $     1,126,910
                                                     ==========  ================



ITEM  8.  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL
-------------------------------------------------------
DISCLOSURE
----------

None.

                                   PART III
                                   --------


ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
------------------------------------------------------------------

The section entitled "Approve Management's Slate of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders held on March 22, 1997, sets forth certain information with respect to the directors of the Registrant and is incorporated herein by reference. Certain information with respect to persons who are or may be deemed to be executive officers of the Registrant is set forth under the caption "Executive Officers of the Registrant" in Part I of this report.


ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

The section entitled "Compensation of Officers and Directors" appearing in the registrant's proxy statement for the annual meeting of stockholders held on March 22, 1997, sets forth certain information with respect to the compensation of management of the Registrant and is incorporated herein by reference.


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS
---------------------------------------------------------------
AND  MANAGEMENT
---------------

The sections entitled "Voting Securities and Rights" and "Approve Management's Slate of Directors" appearing in the Registrant's proxy statement for the annual meeting of stockholders held on March 22, 1997, set forth certain information with respect to the ownership for the Registrant's Common Stock and are incorporated herein by reference.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

(a)      None.

                                    PART IV
                                    -------


ITEM  13.  EXHIBITS,  FINANCIAL  STATEMENTS  SCHEDULES,  AND
------------------------------------------------------------
REPORTS  ON  FORM  8-K
----------------------

(a)          EXHIBITS
             --------

             (27) Financial Data Schedule


(b)          REPORTS  ON  FORM  8-K
             ----------------------

          J.  Bruce  Carruthers  II,  director,  resigned  January  26,  1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31,  1997          By:
                                                   F.  Lynn  Blystone
                                                   President,  Chief Executive
                                                   Officer  and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:



March 31,  1997          By:
                                                   Dennis  P.  Lockhart,
                                                   Director


March 31,  1997          By:
                                                   Terrance  L.  Stringer,
                                                   Director


March 31,  1997          By:
                                                   Milton J. Carlson,
                                                   Director


March 31,  1997          By:
                                                   Earl H. Beistline,
                                                   Director


March 31,  1997          By:
                                                   Loren  Miller,
                                                   Director