Form 10QSB
period 1997-03-31
TRI VALLEY CORP
filed 1997-05-13
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark  One)

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  AND  EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  March  31,  1997

[    ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  ACT  OF  1934
        For  the  transition  period  from  to.

                          Commission File No. 2-67096
                          ---------------------------

                            Tri-Valley Corporation
                            ----------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                        No.  84-0617433
-----------------                                        ---------------
(State  or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation  or  organization)

     230 South Montclair Street, Suite 101, Bakersfield, California 93309
     --------------------------------------------------------------------
                   (Address of principal executive offices)

                                (805) 837-9300
                                --------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             [ ]              [X ]
                              No             Yes

The number of shares of Registrant's common stock outstanding at April 30, 1997 was 17,781,248.
                            TRI-VALLEY CORPORATION

                                     INDEX


                                                            Page
                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets March 31, 1997 and
    December 31, 1996                                          3

  Consolidated Statements of Operations for the three
    months ended March 31, 1997 and 1996                       5

  Consolidated Statements of Cash Flows for the three
    months ended March 31, 1997 and 1996                       6

  Notes to Consolidated Financial Statements                   7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                          8


PART II - OTHER INFORMATION                                   11

SIGNATURES                                                    12



                        PART I - FINANCIAL INFORMATION

                                       3

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
            ----------------------------------------------

                            TRI-VALLEY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS



                                 March 31, 1997   Dec. 31, 1996
                                 ---------------  --------------

Current Assets
  Cash                           $     3,070,722  $      894,365
  Accounts receivable, trade             474,511         278,110
  Prepaid expenses                         2,029           2,029
                                 ---------------  --------------

    Total Current Assets               3,547,262       1,174,504
                                 ---------------  --------------

Property and Equipment, Net            3,320,428       3,182,860
                                 ---------------  --------------

Other Assets
  Deposits                                62,000          62,000
  Acquisition Costs                       29,753
  Investments in partnerships             20,682          20,682
  Goodwill (net of accumulated
    amortization of $169,921 at
  March 31, 1997 and $167,209
    at December 31, 1996                 263,932         266,644
                                 ---------------  --------------

      Total Other Assets                 346,614         379,079
                                 ---------------  --------------

      Total Assets               $     7,214,304  $    4,736,443
                                 ===============  ==============


     The accompanying notes are an integral part of these condensed financial statements.

                                       5







                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                         March 31, 1997    Dec. 31, 1996
                                        ----------------  ---------------

CURRENT LIABILITIES
  Notes and contracts payable           $        10,215   $       11,042
  Trade accounts payable                        143,815           57,566
  Amounts payable to joint venture
    participants                              1,187,277          484,008
  Advances from joint venture
    participants                                502,132          196,527
  Due to related parties                        200,407          196,142
  Accrued expenses and
   other liabilities                                  0                0
                                        ----------------  ---------------

    Total Current Liabilities                 2,043,846          945,285
                                        ----------------  ---------------

Long-term Portion of Notes and
  Contracts Payable                              37,608           37,608
  Investor Payable                                    -          662,680
                                        ----------------  ---------------

Commitments

Shareholders' Equity
  Common stock, $.01 par value:
    50,000,000 shares authorized;
    14,379,867  and  14,102,473 issued
    and outstanding at March 31, 1997
    and Dec. 31, 1996, respectively             199,799          141,024
  Less:  Common stock in treasury,
   at cost, 156,925 shares                      (28,639)         (28,639)
  Capital in excess of par value              7,744,526        5,495,726
  Accumulated deficit                        (2,782,836)      (2,517,241)
                                        ----------------  ---------------

    Total Shareholders' Equity                5,132,850        3,090,870
                                        ----------------  ---------------

    Total Liabilities and
      Shareholders' Equity              $     7,214,304   $    4,736,443
                                        ================  ===============


                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                      For  the  Three  Months
                                      -----------------------
                                         Ended  March  31,
                                         -----------------

                                       1997            1996
                                   ------------     -----------

Revenues
  Sale of oil and gas              $   155,932      $  140,005
  Other income                          11,085           4,131
  Interest income                        8,542           1,778
                                   ------------     -----------

    Total Revenues                     175,559         145,914
                                   ------------     -----------


Cost and Expenses
  Oil and gas lease expense             49,481          33,951
  Depletion, depreciation and
    amortization                        17,580          10,653
  Interest                              28,789          10,745
  General and administrative           345,303          96,406
                                   ------------     -----------

    Total Cost and Expenses            441,153         151,755
                                   ------------     -----------

Net Loss                           $  (265,594)     $   (5,841)
                                   ============     ===========


Net Loss per Common Share          $      (.01)  $           -
                                   ============  =  ===========

Weighted Average Number of Shares   14,257,861       7,071,126
                                   ============     ===========


                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                For  the  Three  Months
                                                -----------------------
                                                    Ended  March  31,
                                                    -----------------

                                                    1997        1996
                                                 -----------  ---------

Cash Flows from Operating Activities
  Net loss                                       $ (265,594)  $ (5,841)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization       17,580     10,653
      Changes in operating capital:
      Amounts receivable                           (196,401)   119,776
      Deposits                                            -          -
      Trade accounts payable                         86,249     29,547
      Amounts payable to joint venture
        participants and related parties            707,534    (91,012)
      Advances from joint venture
        participants                                305,605     18,357
      Accrued expenses and other liabilities              -          -
                                                 -----------  ---------

Net Cash Used by Operating Activities               654,973     81,480
                                                 -----------  ---------

Cash Flows from Investing Activities
  Capital expenditures                             (122,684)   (17,292)
                                                 -----------  ---------

Cash Flows from Financing Activities
  Investor payable                                 (662,680)         -
  Principal payments on long-term debt                 (827)         -
  Proceeds from issuance of common stock          2,498,315          -
  Stock offering costs                             (190,740)         -
                                                 -----------  ---------

      Net Cash Provided by Financing Activities   1,644,068          -
                                                 -----------  ---------

Net Increase in Cash and Cash Equivalents         2,176,357     64,188
Cash and Cash Equivalents at Beginning
  Of Period                                         894,365    246,316
                                                 -----------  ---------

Cash and Cash Equivalents at
  End of Period                                  $3,070,722   $310,504
                                                 ===========  =========



                                      10

                            TRI-VALLEY CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          FOR THE THREE MONTHS ENDED
                            MARCH 31, 1997 AND 1996
                                  (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1996.




NOTE  2  -  PER  SHARE  COMPUTATIONS
            ------------------------

Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.


NOTE  3  -  SUBSEQUENT  EVENTS
            ------------------

During the quarter ending March 31, 1997 investors exercised warrants which resulted in the issuance of 3,368,000 restricted shares of common stock. The current number of issued and outstanding shares of common stock is 17,781,248 as of April 30, 1997.
ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
           OF  OPERATIONS
           --------------

BUSINESS  REVIEW

Change  in  Year  End
---------------------

The  Company  changed  its  fiscal  year  end  from  July 31 to  December 31.

Shareholders  Meeting
---------------------

Tri-Valley Corporation held its annual shareholder meeting March 22, 1997 in the conference room at the Pepper Tree Inn located in Santa Barbara, CA. The meeting was attended by approximately 100 shareholders. One of the items voted on was to increase the common share authority to 50,000,000 shares. This will enable the Company to have the flexibility of using its common stock to take advantage of business opportunities as they arise.

Petroleum  Activities
---------------------

In January 1997, Tri-Valley Oil & Gas, a wholly owned subsidiary of Tri-Valley Corporation, hooked up the Webb Tract No. 1. A major dry gas discovery, it began producing nearly 5 million cubic feet of gas per day from a dual completion. The working interest partners have been cash called to drill the Webb Tract No. 2, which should begin drilling in the second fiscal quarter. The Webb Tract No. 3 is a step out well and should be drilled this summer.

The working interest partners in the Martin-Severin production unit have been cash called to drill the MS No. 6 development well. This well should be drilled immediately after drilling of the Webb Tract No. 2. The delay in drilling these wells is due to the lack of drilling rigs because of increased drilling activity in the state of California.

Two new pool discoveries were announced after the drilling of the Pimentel 1-15 well in the city of Tracy, CA. Testing is continuing to determine the extent of hydrocarbon bearing zones so the well can be completed with the optimum production. The company expects to drill multiple locations to develop the discovery and is considering additional seismic shooting to further define the field as well as enhance a deeper, larger target for drilling later this year. The aggressive drilling program should increase companys' reserves, production and revenue from new wells this fiscal year.

In February, Tri-Valley Oil & Gas acquired an extensive geologic and seismic database from San Carlos Oil & Gas Corporation, which was assembled over nearly 50 years by San Carlos President, Charles W. Hatten. Much of the data is concentrated in California, it also includes other areas of North America, South America, Africa, the Middle East and the Far East.

Tri-Valley Oil & Gas has licensed the largest comprehensive seismic database in the State of California from GEOONE Corporation. The information packet contains over 20,000 line miles of seismic data located throughout all of the California oil and gas provinces and coastal basins. This data along with the data base acquired from San Carlos Oil and Gas puts the company in a very unique position to react rapidly and definitively on any area in the State at a time when interest in petroleum exploration and production is increasing.
ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
           OF  OPERATIONS  (Continued)
           --------------

BUSINESS  REVIEW  (continued)

Precious  Metals  Activities
----------------------------

The Company is continuing its discussions with a major mining company on a proposed joint venture of the gold mining claim near Richardson, Alaska. The Company is also considering continuing its own exploration and development of a portion of this claim using internal funds.

Telecommunications
------------------

Tri-Valley Corporation is finalizing its due diligence regarding the acquisition of a number of FCC licenses, management contracts and options to buy licenses held by five partnerships. The interests acquired would be an all stock and warrant acquisition. As previously reported the partnerships were balloted and the partners voted to be acquired by Tri-Valley in the event that Tri-Valley proceeds with the transaction.

Financial  Condition
--------------------

The financial condition of the Company continued to strengthen from new capital from private placement. The Company's balance sheet continued to improve as current assets more than tripled from $1,174,504 at fiscal year ending December 31, 1996 to $3,547,262 for the first quarter of FY 1997 ending March 31. The number of issued and outstanding shares increased from 14,102,473 for the period ending December 31, 1996 to 17,781,248 as of April 30, 1997. This increase was due to the issuance of restricted shares of common stock due to the exercise of warrants related to the private placement of stock.

Three  Months  Ended  March 31, 1997 as compared with Three Months ended March
------------------------------------------------------------------------------
31,  1996
---------

Revenues from natural gas production held rather steady. Gas sales in the first quarter ending March 31, 1997 generated $155,932 versus $140,005 for the same period in 1996. Overall revenue was $175,559 for the quarter ending March 31, 1997 versus $145,914 for the same period in 1996.
ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
           OF  OPERATIONS  (Continued)
           --------------

BUSINESS  REVIEW  (continued)

Three  Months  Ended  March 31, 1997 as compared with Three Months ended March
------------------------------------------------------------------------------
31,  1996  continued
--------------------

Costs and expenses were greater in the quarter ending March 31, 1997 due to oil and gas lease expenses increasing from $33,951 for the quarter ending March 31, 1996 to $49,481 for the current quarter ending March 31, 1997. This was due to increased drilling activity. General administrative expenses increased from $96,406 for the quarter ending March 31, 1996 to $345,303 for the quarter ending March 31, 1997. This increase was due in part to increased accounting and legal costs associated with the audit relating to the change in fiscal year end, and the subsequent 10-K filing along with two 10-Q's that we were required to file. Additional business activity and costs associated with filing of the annual proxy statement and shareholders meeting also contributed to these increased costs. The Board of Directors voted to award outside directors 10,000 shares of restricted common stock each. They also voted to award the chief executive officer 40,000 shares of restricted stock in accordance with his employment contract that had been deferred for the previous two years. The discounted price of these restricted shares resulted in additional director's expense to the company in the amount of $56,000. The President, F. Lynn Blystone, took a full salary in this period; he took a reduced salary for the comparable period last year. These increased costs resulted in a loss of $265,594 for the quarter ending March 31, 1997 versus a loss of $5,841 for the quarter ending March 31, 1996.

The Company expects these costs to reduce in subsequent quarters while revenues should increase due to increased exploration and production
activities.    The  company  expects  to  return to profitability in the third quarter.

The balance sheet showed dramatic improvement due to proceeds from private placement of its unregistered stock. Total assets increased $2,477,861 from $4,736,443 December 31, 1996 to $7,214,304 March 31, 1997. Stockholder equity increased  $2,041,980  from $3,090,870 December 31, 1996 to $5,132,850 for the period ending March 31, 1997. Additional capital due to the exercise of warrants attached to the private placement of stock increased the net worth./


                          PART II - OTHER INFORMATION

                                      13

ITEM  1.          LEGAL  PROCEEDINGS
                  ------------------

The Company is not a party to nor is its property the subject of any material legal proceedings.


ITEM  2.          CHANGES  IN  SECURITIES
                  -----------------------

None.


ITEM  3.          DEFAULTS  UPON  SENIOR  SECURITIES
                  ----------------------------------

None.


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
                  -----------------------------------------------------------

The Company held its annual shareholders meeting in Santa Barbara, CA on March 22, 1997. The issues submitted to the shareholders to vote on were:

a.    Re-elect  the  incumbent  Directors
b.    Approve  the  current  independent  accountants  for  another  year
c.    To  amend the Articles of  Incorporation to increase the total number of
authorized  shares       of Common Stock from 15 million, par value $.01 to 50
million,  par  value  $.001.
d.    To  transact  such other business as may properly come before the Annual
Meeting  and  any            adjournments  thereof

All of these issues were voted on either in person or by proxy and were approved by the majority vote of the shareholders.


ITEM  5.          OTHER  INFORMATION
                  ------------------

None.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K
                  -------------------------------------

(a) Exhibits  -
(27)  Financial Data Schedule

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


                              TRI-VALLEY  CORPORATION
                              --------------------------------
                                    (Registrant)



      May  13,  1997           /s/ F.  Lynn  Blystone
                              --------------------------------
                               F. Lynn Blystone
                               President  and  Chief  Executive  Officer