Form 10QSB
period 1997-06-30
TRI VALLEY CORP
filed 1997-08-14
CIK 22551

2

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark  One)

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  AND  EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  June  30,  1997

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

                             [ ]              [X ]
                              No             Yes

The number of shares of Registrant's common stock outstanding at June 30, 1997 was 18,046,248.
                            TRI-VALLEY CORPORATION

                                     INDEX


                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets June 30, 1997 and
    December 31, 1996. . . . . . . . . . . . . . . . . . .     3

  Consolidated Statements of Operations for the six
    months ended June 30, 1997 and 1996. . . . . . . . . .     5

  Consolidated Statements of Cash Flows for the six
    months ended June 30, 1997 and 1996. . . . . . . . . .     6

  Notes to Consolidated Financial Statements . . . . . . .     7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . .     8


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . .    11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .    13



                        PART I - FINANCIAL INFORMATION

                                       3

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
            ----------------------------------------------

                            TRI-VALLEY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS



                                 June 30, 1997   Dec. 31, 1996
                                 --------------  --------------
Current Assets
  Cash. . . . . . . . . . . . .  $    1,879,981  $      894,365
  Accounts receivable, trade. .         465,789         278,110
  Prepaid expenses. . . . . . .           2,029           2,029
                                 --------------  --------------

    Total Current Assets. . . .       2,347,799       1,174,504
                                 --------------  --------------

Property and Equipment, Net . .       3,293,240       3,182,860
                                 --------------  --------------

Other Assets
  Deposits. . . . . . . . . . .          62,000          62,000
  Acquisition Costs . . . . . .         216,939          29,753
  Investments in partnerships .          20,682          20,682
  Goodwill (net of accumulated
    amortization of $172,632 at
  June 30, 1997 and $167,209
    at December 31, 1996. . . .         261,221         266,644
                                 --------------  --------------

      Total Other Assets. . . .         560,842         379,079
                                 --------------  --------------

      Total Assets. . . . . . .  $    6,201,881  $    4,736,443
                                 ==============  ==============


     The accompanying notes are an integral part of these condensed financial statements.

                                       6







                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                     June 30, 1997    Dec. 31, 1996
                                    ---------------  ---------------
CURRENT LIABILITIES
  Notes and contracts payable. . .  $      115,292   $       11,042
  Trade accounts payable . . . . .          56,977           57,566
  Amounts payable to joint venture
    participants . . . . . . . . .         427,127          484,008
  Advances from joint venture
    participants . . . . . . . . .         493,263          196,527
  Due to related parties . . . . .         130,532          196,142
                                    ---------------  ---------------

    Total Current Liabilities. . .       1,223,191          945,285
                                    ---------------  ---------------

Long-term Portion of Notes and
  Contracts Payable. . . . . . . .          64,873           37,608
  Investor Payable . . . . . . . .               -          662,680
                                    ---------------  ---------------

Commitments

Shareholders' Equity
  Common stock . . . . . . . . . .       7,732,764        5,608,111
  Retained Earnings. . . . . . . .      (2,782,836)      (2,517,241)
                                    ---------------  ---------------

    Total Shareholders' Equity . .       4,913,817        3,090,870
                                    ---------------  ---------------

    Total Liabilities and
      Shareholders' Equity . . . .  $    6,201,881   $    4,736,443
                                    ===============  ===============


                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              For  the  Three  Months      For the Six Months
                                                 Ended  June  30,          Ended  June  30,
                                            -------------------------  -------------------------

                                                1997         1996          1997         1996
                                            ------------  -----------  ------------  -----------
Revenues
  Sale of oil and gas. . . . . . . . . . .  $   149,444   $  119,250   $   305,376   $  259,255
  Other income . . . . . . . . . . . . . .       11,926          -0-        23,011        4,131
  Interest income. . . . . . . . . . . . .       34,133          821        42,674        2,599
                                            ------------  -----------  ------------  -----------

    Total Revenues . . . . . . . . . . . .      195,503      120,071       371,061      265,985
                                            ------------  -----------  ------------  -----------

Cost and Expenses
  Oil and  gas lease expense . . . . . . .        8,651       15,014        40,829       48,965
  Depletion, depreciation and amortization       17,580       10,653        35,159       21,306
  Interest . . . . . . . . . . . . . . . .        4,628       16,396         8,925       27,141
  General administrative . . . . . . . . .      218,057      103,478       587,853      199,884
                                            ------------  -----------  ------------  -----------

    Total Cost and Expenses. . . . . . . .      248,916      145,541       672,766      297,296
                                            ------------  -----------  ------------  -----------

Net Loss . . . . . . . . . . . . . . . . .  $  ( 53,413)  $  (25,470)  $  (301,705)  $  (31,311)
                                            ============  ===========  ============  ===========

Net Income (Loss) per Common Share . . . .  $      (.02)  $        -   $      (.03)  $        -
                                            ============  ===========  ============  ===========

Weighted Average Number of Shares. . . . .   17,957,915    7,071,126    17,957,915    7,071,126
                                            ============  ===========  ============  ===========


                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                 For  the  Six  Months
                                                 ---------------------
                                                    Ended  June  30,
                                                    ----------------

                                                    1997        1996
                                                 -----------  ---------
Cash Flows from Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . .  $ (301,705)  $(31,311)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization.      35,159     21,306
      Changes in operating capital:
      Amounts receivable. . . . . . . . . . . .    (187,679)   115,815
      Deposits. . . . . . . . . . . . . . . . .           -          -
      Trade accounts payable. . . . . . . . . .        (589)    50,118
      Amounts payable to joint venture
        participants and related parties. . . .     (122491)   (88,515)
      Advances from joint venture
        participants. . . . . . . . . . . . . .     296,736      8,828
      Accrued expenses and other liabilities. .           0          0
                                                 -----------  ---------

Net Cash Used by Operating Activities . . . . .    (280,569)    76,241
                                                 -----------  ---------

Cash Flows from Investing Activities
  Capital expenditures. . . . . . . . . . . . .    (327,303)   (63,633)
                                                 -----------  ---------

Cash Flows from Financing Activities
  Investor payable. . . . . . . . . . . . . . .    (662,680)         0
  Principal payments on long-term debt. . . . .     131,515          0
  Proceeds from issuance of common stock. . . .   2,498,315          0
  Stock offering costs. . . . . . . . . . . . .    (373,662)         0
                                                 -----------  ---------

      Net Cash Provided by Financing Activities   1,593,488          0
                                                 -----------  ---------

Net Increase in Cash and Cash Equivalents . . .     985,616     12,608
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . .     894,365    246,316
                                                 -----------  ---------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . .  $1,879,981   $258,924
                                                 ===========  =========



                                      10

                            TRI-VALLEY CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                            JUNE 30, 1997 AND 1996
                                  (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six month period ended June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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
            ------------------

During the six month ending June 30, 1997 investors exercised warrants which resulted in the issuance of 3,633,000 restricted shares of common stock. The current number of issued and outstanding shares of common stock is 18,046,248 as of June 30, 1997.
ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
           OF  OPERATIONS
           --------------

BUSINESS  REVIEW

Change  in  Year  End
---------------------

The  Company  changed  its  fiscal  year  end  from  July 31 to a December 31.

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

Petroleum  Activities
---------------------

In January 1997, Tri-Valley Oil & Gas, a wholly owned subsidiary of Tri-Valley Corporation, hooked up the Webb Tract No. 1. A major dry gas discovery, it began producing nearly 5 million cubic feet of gas per day from a dual completion. The Webb Tract No. 2 was drilled in late July and should be put on line the middle of August. We expect stabilized production to be approximately  3,000  mcf  per  day.

The Martin Severin No. 6 was drilled in June and completed and put on line in July, stabilized production from the well should be approximately 2,000 mcf per day.

Two new pool discoveries were announced after the drilling of the Pimentel 1-15 well in the city of Tracy, CA. Testing is continuing to determine the extent of hydrocarbon bearing zones so the well can be completed with the optimum production. The company expects to drill multiple locations to develop the discovery and is considering additional seismic shooting to further define the field as well as enhance a deeper, larger target for drilling later this year. The aggressive drilling program should continue to increase companys' reserves, production and revenue from new wells this fiscal year.

In February, Tri-Valley Oil & Gas acquired an extensive geologic and seismic database from San Carlos Oil & Gas Corporation, which was assembled over nearly 50 years by San Carlos President, Charles W. Hatten. Much of the data is concentrated in California, it also includes other areas of North America, South America, Africa, the Middle East and the Far East.

Tri-Valley Oil & Gas subsequently licensed the largest comprehensive seismic database in the State of California from GEOONE Corporation. The information packet contains over 20,000 line miles of seismic data located throughout all of the California oil and gas provinces and coastal basins. This data along with the data base acquired from San Carlos Oil and Gas puts the company in a very unique position to rapidly and definitively evaluate on any area in the State at a time when interest in petroleum exploration and production is increasing.
ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
           OF  OPERATIONS  (Continued)
           --------------

BUSINESS  REVIEW  (continued)

Precious  Metals  Activities
----------------------------

The Company is continuing discussions with a major mining company on a proposed joint venture of the gold mining claim near Richardson, Alaska. The Company is also considering continuing its own exploration and development of a portion of this claim using internal funds. For the last few months the company has had geologists performing additional exploration of the property. The program includes a magnetometer survey grid, soil auger sample grid, reverse circulation drilling and diamond drill coring. The team is led by Kent Ausburn, Phd. and includes two senior scientists from TsNGRI, the principal Russian mineral research institute in Moscow. Sampling has so far extended the mineralized zone of the dike system which runs for miles.

Telecommunications
------------------

Tri-Valley Corporation is finalizing its due diligence regarding the acquisition of a number of FCC licenses, management contracts and options to buy licenses held by five partnerships. The company is currently awaiting the outcome of bankruptcy proceedings involving Northeast Telecom, Inc. "NET". Tri-Valley along with two other creditors forced Northeast Telecom into bankruptcy to determine what, if any, assets are claimed by NET that could be assets of the partnerships. Additionally the State of New Jersey has filed an action against NET and two of the partnerships. Tri-Valley is awaiting the outcome of this action. The interests acquired would be an all stock and warrant acquisition. As previously reported the partnerships were balloted and the partners voted to be acquired by Tri-Valley in the event that Tri-Valley proceeds with the transaction. If assets actually available for acquisition are sufficient to provide a viable business opportunity for Tri-Valley then Tri-Valley expects to proceed with the acquisition according to the actual make up of the assets.

Financial  Condition
--------------------

The financial condition of the Company continued to strengthen from new capital from private placement. The Company's balance sheet continued to improve as current assets increased from $1,174,504 at fiscal year ending December 31, 1996 to $2,347,799 for the second quarter of FY 1997 ending June
30. The number of issued and outstanding shares increased from 14,102,473 for the period ending December 31, 1996 to 18,046,248 as of June 30, 1997. This increase was due to the issuance of restricted shares of common stock due to the exercise of warrants related to the private placement of stock. In July 1997 the company began a stock registration process to register all of the currently issued and outstanding shares that are currently restricted from trade under Rule 144. This registration will allow these shares to be freely tradeable. This process is governed by the S.E.C. so the company has no control over the timing of this event. However, the company expects this registration to be finalized in the near future. During the registration process the company is required to be in a quiet period and cannot make announcements on current activities.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
           OF  OPERATIONS  (Continued)
           --------------

BUSINESS  REVIEW  (continued)

Three  Months Ended June 30, 1997 as compared with Three Months ended June 30,
------------------------------------------------------------------------------
1996  continued
---------------

Revenues from natural gas production increased slightly. Gas sales in the second quarter ending June 30, 1997 generated $149,444 versus $119,250 for the same period in 1996. Overall revenue was $195,503 for the quarter ending June 30, 1997 versus $120,071 for the same period in 1996.

Costs and expenses were greater in the quarter ending June 30, 1997 due to oil and gas lease expenses increasing from $33,951 for the quarter ending June 30, 1996 to $49,481 for the current quarter ending June 30, 1997. This was due to increased drilling activity. General administrative expenses increased from $103,478 for the quarter ending June 30, 1996 to $218,057 for the quarter ending June 30, 1997. This increase was due in part to additional staffing and additional business activity. The President, F. Lynn Blystone, took a full salary in this period; he took a reduced salary for the comparable period last year. These increased costs resulted in a loss of $53,413 for the quarter ending June 30, 1997 versus a loss of $25,470 for the quarter ending June 30, 1996.

The Company expects costs to reduce in subsequent quarters while revenues should increase due to increased exploration and production activities. The company expects to return to profitability in the third quarter.

The balance sheet showed dramatic improvement due to proceeds from private placement of its unregistered stock. Total assets increased $1,465,438 from $4,736,443 December 31, 1996 to $6,201,881 June 30, 1997. Stockholder equity increased  $1,822,947  from $3,090,870 December 31, 1996 to $4,913,817 for the period ending June 30, 1997. Additional capital due to the exercise of warrants attached to the private placement of stock increased shareholder equity./


                          PART II - OTHER INFORMATION

                                      13

ITEM  1.          LEGAL  PROCEEDINGS
                  ------------------

We have filed a lawsuit in the Superior Court of the Sate of California in and for the County of Contra Costa, seeking to recover damages incurred as a result of a former employee's breach of contract and fiduciary duties when he used our proprietary information to enter into contracts with third parties. The case is styled, "Tri-Valley Oil & Gas Co. vs ABA Energy Corporation; Alan
B.  Adler,  Keith  Drummond dba Drummond Exploration Co.", Case No. C97-02561.

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


ITEM  5.          OTHER  INFORMATION
                  ------------------

None.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K
                  -------------------------------------

(a)          Exhibits
(27)    Financial  Data  Schedule

(b) Reports on Form 8-K: Form 8-K, filed June 12, 1997 is incorporated herein by reference.
                                  SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TRI-VALLEY  CORPORATION
                                 --------------------------------
                                    (Registrant)



      August  14,  1997          /s/  Thomas  J.  Cunningham
                                 -----------------------------
                                 Thomas J. Cunningham
                                 Chief  Financial  Officer