Form 10QSB/A
period 1997-06-30
TRI VALLEY CORP
filed 1997-09-22
CIK 22551

2

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB/A

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



                        PART I - FINANCIAL INFORMATION

                                       3

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
            ----------------------------------------------

                            TRI-VALLEY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS



                                 June 30, 1997   Dec. 31, 1996
                                 --------------  --------------
Current Assets
  Cash. . . . . . . . . . . . .  $    1,879,981  $      894,365
  Accounts receivable, trade. .         465,789         278,110
  Prepaid expenses. . . . . . .           2,029           2,029
                                 --------------  --------------

    Total Current Assets. . . .       2,347,799       1,174,504
                                 --------------  --------------

Property and Equipment, Net . .       3,318,349       3,182,860
                                 --------------  --------------

Other Assets
  Deposits. . . . . . . . . . .          62,000          62,000
  Acquisition Costs . . . . . .         221,939          29,753
  Investments in partnerships .          20,682          20,682
  Goodwill (net of accumulated
    amortization of $172,632 at
  June 30, 1997 and $167,209
    at December 31, 1996. . . .         261,221         266,644
                                 --------------  --------------

      Total Other Assets. . . .         565,842         379,079
                                 --------------  --------------

      Total Assets. . . . . . .  $    6,231,990  $    4,736,443
                                 ==============  ==============


     The accompanying notes are an integral part of these condensed financial statements.

                                       6







                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                     June 30, 1997    Dec. 31, 1996
                                    ---------------  ---------------
CURRENT LIABILITIES
  Notes and contracts payable. . .  $      115,292   $       11,042
  Trade accounts payable . . . . .          56,977           57,566
  Amounts payable to joint venture
    participants . . . . . . . . .         427,127          484,008
  Advances from joint venture
    participants . . . . . . . . .         493,263          196,527
  Due to related parties . . . . .         130,532          196,142
                                    ---------------  ---------------

    Total Current Liabilities. . .       1,223,191          945,285
                                    ---------------  ---------------

Long-term Portion of Notes and
  Contracts Payable. . . . . . . .          64,873           37,608
  Investor Payable . . . . . . . .               -          662,680
                                    ---------------  ---------------

Commitments

Shareholders' Equity
  Common stock . . . . . . . . . .       7,732,764        5,608,111
  Retained Earnings. . . . . . . .      (2,788,838)      (2,517,241)
                                    ---------------  ---------------

    Total Shareholders' Equity . .       4,943,926        3,090,870
                                    ---------------  ---------------

    Total Liabilities and
      Shareholders' Equity . . . .  $    6,231,990   $    4,736,443
                                    ===============  ===============


                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               For  the  Three  Months     For the Six Months
                                                   Ended  June  30,         Ended  June  30,
                                            -------------------------  -------------------------
                                                1997         1996          1997         1996
                                            ------------  -----------  ------------  -----------
Revenues
  Sale of oil and gas. . . . . . . . . . .  $   149,444   $  119,250   $   305,376   $  259,255
  Other income . . . . . . . . . . . . . .       11,926          -0-        23,011        4,131
  Interest income. . . . . . . . . . . . .       34,133          821        42,674        2,599
                                            ------------  -----------  ------------  -----------

    Total Revenues . . . . . . . . . . . .      195,503      120,071       371,061      265,985
                                            ------------  -----------  ------------  -----------

Cost and Expenses
  Oil and  gas lease expense . . . . . . .        8,651       15,014        40,829       48,965
  Depletion, depreciation and amortization       17,580       10,653        35,159       21,306
  Interest . . . . . . . . . . . . . . . .        4,628       16,396         8,925       27,141
  General administrative . . . . . . . . .      187,948      103,478       557,744      199,884
                                            ------------  -----------  ------------  -----------

    Total Cost and Expenses. . . . . . . .      218,807      145,541       642,657      297,296
                                            ------------  -----------  ------------  -----------

Net Loss . . . . . . . . . . . . . . . . .  $  ( 23,304)  $  (25,470)  $  (271,596)  $  (31,311)
                                            ============  ===========  ============  ===========

Net Income (Loss) per Common Share . . . .  $      (.02)  $        -   $      (.03)  $        -
                                            ============  ===========  ============  ===========

Weighted Average Number of Shares. . . . .   17,957,915    7,071,126    17,957,915    7,071,126
                                            ============  ===========  ============  ===========


                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                  For  the  Six  Months
                                                  ---------------------
                                                     Ended  June  30,
                                                     ----------------
                                                    1997        1996
                                                 -----------  ---------
Cash Flows from Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . .  $ (271,596)  $(31,311)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization.      35,159     21,306
      Changes in operating capital:
      Amounts receivable. . . . . . . . . . . .    (187,679)   115,815
      Deposits. . . . . . . . . . . . . . . . .           -          -
      Trade accounts payable. . . . . . . . . .        (589)    50,118
      Amounts payable to joint venture
        participants and related parties. . . .     (122491)   (88,515)
      Advances from joint venture
        participants. . . . . . . . . . . . . .     296,736      8,828
      Accrued expenses and other liabilities. .           0          0
                                                 -----------  ---------

Net Cash Used by Operating Activities . . . . .    (250,460)    76,241
                                                 -----------  ---------

Cash Flows from Investing Activities
  Capital expenditures. . . . . . . . . . . . .    (357,412)   (63,633)
                                                 -----------  ---------

Cash Flows from Financing Activities
  Investor payable. . . . . . . . . . . . . . .    (662,680)         0
  Principal payments on long-term debt. . . . .     131,515          0
  Proceeds from issuance of common stock. . . .   2,498,315          0
  Stock offering costs. . . . . . . . . . . . .    (373,662)         0
                                                 -----------  ---------

      Net Cash Provided by Financing Activities   1,593,488          0
                                                 -----------  ---------

Net Increase in Cash and Cash Equivalents . . .     985,616     12,608
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . .     894,365    246,316
                                                 -----------  ---------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . .  $1,879,981   $258,924
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

Costs and expenses were greater in the quarter ending June 30, 1997 due to oil and gas lease expenses increasing from $10,653 for the quarter ending June 30, 1996 to $17,580 for the current quarter ending June 30, 1997. This was due to increased drilling activity. General administrative expenses increased from $103,478 for the quarter ending June 30, 1996 to $187,948 for the quarter ending June 30, 1997. This increase was due in part to additional staffing and additional business activity. The President, F. Lynn Blystone, took a full salary in this period; he took a reduced salary for the comparable period last year. These increased costs resulted in a loss of $23,304 for the quarter ending June 30, 1997 versus a loss of $25,470 for the quarter ending June 30, 1996.

The Company expects costs to reduce in subsequent quarters while revenues should increase due to increased exploration and production activities. The company expects to return to profitability in the third quarter.

The balance sheet showed dramatic improvement due to proceeds from private placement of its unregistered stock. Total assets increased $1,495,547 from $4,736,443 December 31, 1996 to $6,231,990 June 30, 1997. Stockholder equity increased  $1,853,056  from $3,090,870 December 31, 1996 to $4,943,926 for the period ending June 30, 1997. Additional capital due to the exercise of warrants attached to the private placement of stock increased shareholder equity./


                          PART II - OTHER INFORMATION

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


                        TRI-VALLEY  CORPORATION
               --------------------------------
                                    (Registrant)



      September  18,  1997                             s/ Thomas J. Cunningham
                                                        ----------------------
                                                          Thomas    J.
Cunningham
                Chief  Financial  Officer