Form 10QSB
period 1997-09-30
TRI VALLEY CORP
filed 1997-11-14
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark  One)

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  AND  EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  September  30,  1997

[    ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  ACT  OF  1934
        For  the  transition  period  from  to.

                          Commission File No. 0-6119
                          --------------------------

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

                             [ ]              [X ]
                              No             Yes

The number of shares of Registrant's common stock outstanding at September 30, 1997 was 18,480,248.
                            TRI-VALLEY CORPORATION

                                     INDEX


                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets September 30, 1997 and
    December 31, 1996. . . . . . . . . . . . . . . . . . .     3

  Consolidated Statements of Operations for the nine
    months ended September 30, 1997 and 1996 . . . . . . .     5

  Consolidated Statements of Cash Flows for the nine
    months ended September 30, 1997 and 1996 . . . . . . .     6

  Notes to Consolidated Financial Statements . . . . . . .     7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . .     8


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . .    11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .    12



                        PART I - FINANCIAL INFORMATION

                                       3

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
            ----------------------------------------------

                            TRI-VALLEY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS



                                 Sept. 30, 1997   Dec. 31, 1996
                                 ---------------  --------------
Current Assets
  Cash. . . . . . . . . . . . .  $     1,214,723  $      894,365
  Accounts receivable, trade. .          593,462         278,110
  Prepaid expenses. . . . . . .            2,029           2,029
                                 ---------------  --------------

    Total Current Assets. . . .        1,810,214       1,174,504
                                 ---------------  --------------

Property and Equipment, Net . .        3,510,220       3,182,860
                                 ---------------  --------------

Other Assets
  Deposits. . . . . . . . . . .           62,000          62,000
  Acquisition Costs . . . . . .          243,200          29,753
  Investments in partnerships .           20,682          20,682
  Goodwill (net of accumulated
    amortization of $175,344 at
  Sept. 30, 1997 and $167,209
    at December 31, 1996. . . .          258,509         266,644
                                 ---------------  --------------

      Total Other Assets. . . .          584,391         379,079
                                 ---------------  --------------

      Total Assets. . . . . . .  $     5,904,825  $    4,736,443
                                 ===============  ==============


     The accompanying notes are an integral part of these condensed financial statements.

                                       5







                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                     Sept. 30, 1997    Dec. 31, 1996
                                    ----------------  ---------------
CURRENT LIABILITIES
  Notes and contracts payable. . .  $        88,816   $       11,042
  Trade accounts payable . . . . .           76,174           57,566
  Amounts payable to joint venture
    participants . . . . . . . . .          550,857          484,008
  Advances from joint venture
    participants . . . . . . . . .          103,008          196,527
  Due to related parties . . . . .          113,032          196,142
                                    ----------------  ---------------

    Total Current Liabilities. . .          931,887          945,285
                                    ----------------  ---------------

Long-term Portion of Notes and
  Contracts Payable. . . . . . . .           64,873           37,608
  Investor Payable . . . . . . . .                -          662,680
                                    ----------------  ---------------

Commitments

Shareholders' Equity
  Common stock . . . . . . . . . .        7,754,574        5,608,111
  Retained Earnings. . . . . . . .       (2,846,509)      (2,517,241)
                                    ----------------  ---------------

    Total Shareholders' Equity . .        4,908,065        3,090,870
                                    ----------------  ---------------

    Total Liabilities and
      Shareholders' Equity . . . .  $     5,904,825   $    4,736,443
                                    ================  ===============


                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             For  the  Three  Months      For the Nine Months
                                                 Ended  Sept.  30,         Ended  Sept.  30,
                                            -------------------------  -------------------------

                                                1997         1996          1997         1996
                                            ------------  -----------  ------------  -----------
Revenues
  Sale of oil and gas. . . . . . . . . . .  $   153,668   $  109,288   $   459,044   $  368,543
  Other income . . . . . . . . . . . . . .        6,220          -0-        29,231        4,131
  Interest income. . . . . . . . . . . . .       24,710        1,914        67,384        4,513
                                            ------------  -----------  ------------  -----------

    Total Revenues . . . . . . . . . . . .      184,598      111,202       555,659      377,187
                                            ------------  -----------  ------------  -----------

Cost and Expenses
  Oil and  gas lease expense . . . . . . .       24,399        7,570        65,228       56,535
  Depletion, depreciation and amortization       17,580       10,653        52,739       31,959
  Interest . . . . . . . . . . . . . . . .        3,751        1,513        12,676       28,654
  General administrative . . . . . . . . .      196,539      110,715       754,283      310,599
                                            ------------  -----------  ------------  -----------

    Total Cost and Expenses. . . . . . . .      242,269      130,451       884,926      427,747
                                            ------------  -----------  ------------  -----------

Net Loss . . . . . . . . . . . . . . . . .  $  ( 57,671)  $  (19,249)  $  (329,267)  $  (50,560)
                                            ============  ===========  ============  ===========

Net Income (Loss) per Common Share . . . .  $      (.02)  $        -   $      (.03)  $        -
                                            ============  ===========  ============  ===========

Weighted Average Number of Shares. . . . .   18,343,915    7,071,126    18,343,915    7,071,126
                                            ============  ===========  ============  ===========


                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                 For  the  Nine  Months
                                                 ----------------------
                                                    Ended  Sept.  30,
                                                    -----------------

                                                    1997        1996
                                                 -----------  ---------
Cash Flows from Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . .  $ (329,267)  $(50,560)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization.      52,739     31,959
      Changes in operating capital:
      Amounts receivable. . . . . . . . . . . .    (315,352)    72,677
      Deposits. . . . . . . . . . . . . . . . .           -          -
      Trade accounts payable. . . . . . . . . .      18,608     53,020
      Amounts payable to joint venture
        participants and related parties. . . .     (16,261)   (28,293)
      Advances from joint venture
        participants. . . . . . . . . . . . . .     (93,519)    (5,796)
      Accrued expenses and other liabilities. .           0          0
                                                 -----------  ---------

Net Cash Used by Operating Activities . . . . .    (683,052)    73,007
                                                 -----------  ---------

Cash Flows from Investing Activities
  Capital expenditures. . . . . . . . . . . . .    (584,619)   (86,634)
                                                 -----------  ---------

Cash Flows from Financing Activities
  Investor payable. . . . . . . . . . . . . . .    (662,680)         0
  Principal payments on long-term debt. . . . .     105,039          0
  Proceeds from issuance of common stock. . . .   2,571,185          0
  Stock offering costs. . . . . . . . . . . . .    (425,515)         0
                                                 -----------  ---------

      Net Cash Provided by Financing Activities   1,588,029          0
                                                 -----------  ---------

Net Increase in Cash and Cash Equivalents . . .     320,358    (13,627)
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . .     894,365    246,316
                                                 -----------  ---------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . .  $1,214,723   $232,689
                                                 ===========  =========



                                       9

                            TRI-VALLEY CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                           FOR THE NINE MONTHS ENDED
                          SEPTEMBER 30, 1997 AND 1996
                                  (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

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
            ------------------

During the nine month ending September 30, 1997 investors exercised warrants which resulted in the issuance of 4,067,000 restricted shares of common stock. The current number of issued and outstanding shares of common stock is 18,480,248 as of September 30, 1997.
ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
           OF  OPERATIONS
           --------------

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

Petroleum  Activities
---------------------

In January 1997, Tri-Valley Oil & Gas, a wholly owned subsidiary of Tri-Valley Corporation, hooked up the Webb Tract No. 1. A major dry gas discovery, it began producing nearly 5 million cubic feet of gas per day from a dual completion. During the third quarter the Webb Tract #1 paid out. This resulted in the investors getting their investment back in less than nine months. Tri-Valley increased its percentage of ownership in this well at payout which resulted in increased revenue for Tri-Valley. The Webb Tract #2 was drilled in late July and was put into production September 26. Current production is approximately 3250 per day.

The Martin Severin No. 6 was drilled in June and completed and put on line July 15th, stabilized production from the well is approximately 2,700 mcf per day.

Two new pool discoveries were announced after the drilling of the Pimentel 1-15 well in the city of Tracy, CA. Testing is continuing to determine the extent of hydrocarbon bearing zones so the well can be completed with the optimum production. The company expects to drill multiple locations to develop the discovery and is considering additional seismic shooting to further define the field as well as enhance a deeper, larger target for drilling later this year. The aggressive drilling program should continue to increase companys' reserves, production and revenue from new wells.

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

Telecommunications
------------------

Tri-Valley Corporation is continuing its due diligence regarding the acquisition of a number of FCC licenses, management contracts and options to buy licenses held by five partnerships. The company is currently awaiting the outcome of bankruptcy proceedings involving Northeast Telecom, Inc. "NET". Tri-Valley along with two other creditors forced Northeast Telecom into bankruptcy to determine what, if any, assets are claimed by NET that could be assets of the partnerships. Additionally the State of New Jersey has filed an action against NET and two of the partnerships. Tri-Valley is awaiting the outcome of this action. The interests acquired would be an all stock and warrant acquisition. As previously reported the partnerships were balloted and the partners voted to be acquired by Tri-Valley in the event that Tri-Valley proceeds with the transaction. If assets actually available for acquisition are sufficient to provide a viable business opportunity for Tri-Valley then Tri-Valley expects to proceed with the acquisition according to the actual make up of the assets.

Financial  Condition
--------------------

The financial condition of the Company continued to strengthen from new capital due to exercise of warrants. The Company's balance sheet continued to improve for the nine months as current assets increased from $1,174,504 at fiscal year ending December 31, 1996 to $1,810,214 for the third quarter of FY 1997 ending September 30. The number of issued and outstanding shares increased from 14,102,473 for the period ending December 31, 1996 to 18,480,248 as of September 30, 1997. This increase was due to the issuance of restricted shares of common stock due to the exercise of warrants related to the private placement of stock. In July 1997 the company began a stock registration process to register all of the currently issued and outstanding shares that are currently restricted from trade under Rule 144. This registration will allow these shares to be freely tradeable. This process is governed by the S.E.C. so the company has no control over the timing of this event. However, the company expects this registration to be finalized in the near future. During the registration process the company is required to be in a quiet period and is restricted as to announcements the company can make.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
           OF  OPERATIONS  (Continued)
           --------------

BUSINESS  REVIEW  (continued)

Three  Months  Ended  September  30,  1997 as compared with Three Months ended
------------------------------------------------------------------------------
September  30,  1996  continued
-------------------------------

Revenues from natural gas production increased in the third quarter ending September 30, 1997 generating $153,668 versus $109,288 for the same period in 1996. Overall revenue was $184,598 for the quarter ending September 30, 1997 versus $111,202 for the same period in 1996.

Costs and expenses were greater in the quarter ending September 30, 1997 due to oil and gas lease expenses increasing from $7,570 for the quarter ending September 30, 1996 to $24,399 for the current quarter ending September 30, 1997. This was due to increased drilling activity. General administrative expenses increased from $110,715 for the quarter ending September 30, 1996 to $196,539 for the quarter ending September 30, 1997. This increase was due in part to additional staffing and additional business activity. The President,
F. Lynn Blystone, took a full salary in this period; he took a reduced salary for the comparable period last year. Additionally, the legal expenses related to our lawsuit (see Part II, Item I) contributed to these expenses. These increased costs resulted in a loss of $57,671 for the quarter ending September 30, 1997 versus a loss of $19,249 for the quarter ending September 30, 1996.

The Company expects costs to reduce in subsequent quarters while revenues should increase due to increased exploration and production activities. The company expects to return to profitability in the fourth quarter.

The balance sheet showed dramatic improvement due to proceeds from private placement of its unregistered stock. Total assets increased $1,168,382 from $4,736,443 December 31, 1996 to $5,904,825 September 30, 1997. Stockholder
equity  increased  $1,817,195  from $3,090,870 December 31, 1996 to $4,908,065 for the period ending September 30, 1997. Additional capital due to the exercise of warrants attached to the private placement of stock increased shareholder equity./


                          PART II - OTHER INFORMATION

                                      14

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


ITEM  2.          CHANGES  IN  SECURITIES
                  -----------------------

During the nine months ended September 30, 1997, warrants were exercised at varying prices that resulted in 4,377,775 new shares of restricted common stock being issued. The amount tendered for the exercise of these warrants was $2,500,888.75. The warrants had originally been issued in 1996 to the holders of the company's convertible debenture notes, upon conversion of these notes into units consisting of shares of the Company's common stock and warrants. The notes, the units and the stock issued upon conversion of the warrants were all issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and rule 506 promulgated by the Securities and Exchange Commission.

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


ITEM  5.          OTHER  INFORMATION
                  ------------------

None.


ITEM  6.          EXHIBITS  AND  REPORTS  ON  FORM  8-K
                  -------------------------------------

(a)          Exhibits
(27)    Financial  Data  Schedule

(b)          Reports  on  Form  8-K:  Form  8-K,  filed  October  2,  1997:
The Company has hooked up its Martins-Severin No. 6 well and its Webb Tract No. 2 well, increasing its daily production of dry natural gas to over 12, 800,000 cubic feet per day. This is an increase of 68% over the most recent report of 7,625,000 cfd by the State of California Department of Conservation, which compiles monthly statistics on petroleum production in the State. This increase would raise the Company to second position among 120 dry natural gas operators listed in the May 1997 report where it is listed in 11th place.
                                  SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        TRI-VALLEY  CORPORATION
                                        --------------------------------
                                              (Registrant)



      November  14,  1997                s/ Thomas J. Cunningham
                                         ----------------------
                                         Thomas    J. Cunningham
                                         Chief  Financial  Officer