Form 10KSB
period 1997-12-31
TRI VALLEY CORP
filed 1998-05-22
CIK 22551

5

                                       1






                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[  X  ]    ANNUAL  REPORT  PURSUANT  TO SECTION 13 OR 15 (D) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE                            FISCAL YEAR ENDED
DECEMBER  31,  1997  [FEE  REQUIRED}
[] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No. 0-6119

                            TRI-VALLEY CORPORATION
            (Exact Name of Registrant as Specified in its Charter)

          Delaware                                                   84-061743
(State  or  Other  Jurisdiction  of Incorporation or          (I.R.S. Employer
Identification  Number)
  Organization)

     230 South Montclair Street, Suite 101,  Bakersfield, California 93309
                   (Address of Principal Executive Offices)

Registrant's  Telephone  Number  Including  Area  Code:    (805)  837-9300

Securities  Registered  Pursuant  to  Section  12(b)  of  the  Act:       None

Securities  Registered  Pursuant  to  Section  12(g)  of  the  Act:

     Title  of  Each  Class          Name of Each Exchange on Which Registered
           Common                                        None

                        Common Stock, $0.001 par value
                               (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such  requirement  for  the  past 90 days.               Yes___X__     No_____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, if applicable, or any amendment to this Form 10-KSB.
___X__

The  issuer's  revenues  for  the  most  recent  fiscal  year  were  $915,519.

As of December 31, 1997 18,922,248 common shares were issued and outstanding. As of midnight April30, 1998 19,061,248 common shares were issued and outstanding, and the aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on that date was approximately$14,198,233.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None








                                    PART I

ITEM  1.  BUSINESS
------------------

Tri-Valley Corporation, a Delaware corporation, herein referred to as "Company," "Registrant," "Parent" or "Tri-Valley", is in the business of exploring, acquiring and developing prospective and producing petroleum and
precious  metals  properties  and  interests  therein.    The  wholly  owned
subsidiary, Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities. The precious metals activity is operated directly by the Parent, Tri-Valley Corporation.

TVOG primarily generates its own exploration prospects from internal data, and also screens submittals from other geologists and companies. TVOG enters exploration co-ventures from time to time with major industry companies such as Phillips Petroleum Company (Houston Regional Office), Occidental USA and Texaco USA. Typically, TVOG will enter agreements to look for potential projects to co-venture with another major oil company within a geographic area of mutual interest ("AMI"). When TVOG proposes a potential project, or "play," within the AMI, it offers the play to its potential co-venturers. The co-venturers must then accept or reject up to 50% of the play under the terms of the agreement involved, within a limited time period. TVOG is the operator of these co-ventures.

In 1997, we incorporated a new subsidiary for the Company - Tri-Valley Power Corporation. We intend to convert part of our gas production into electricity by means of co-generation facilities. This will allow the Company to become a fully integrated gas/power producer. The deregulation of the utilities industry in California will enable Tri-Valley Power Corporation to market the electricity in California, the seventh largest economy in the world.

In 1987, the Company acquired precious metals claims on Alaska state lands. The Company has conducted exploration operations on these properties and has reduced its original claims to a block of approximately 28,160 acres (44 square miles). In 1989, the Company recovered approximately 3,000 rough ounces of gold and sold approximately 1,650 pure smelted ounces from a 30,000 ton bulk sample on a five acre area, denominated the Richardson Mining property. The Company has conducted trenching, core drilling, bulk sampling and assaying activities to date and has reason to believe that mineralization exists to justify additional exploration and development activities. However, to date, the Company has not identified probable mineral reserves on these properties. During 1997, the Company expensed exploration costs of $2,860,776 associated with its work on these claims, which the Company had treated as
capitalized  costs  prior  to  1997.    See  Properties-Precious  Metals.

The Company filed for Chapter 11 Reorganization in January of 1996. The reason for the filing was the Company's inability to arrange long term financing prior to the maturity of short-term loans. During 1996 the Company was able to raise several million dollars through private placement of its stock to pay all outstanding obligations in full. Consequently, the Company was dismissed from Chapter 11 November 1996.



ITEM  1.    BUSINESS  (CONTINUED)
--------------------

In 1996, the Company changed its fiscal year end from July 31 to December 31. Tri-Valley has 5 full time employees.

Current  Year

The company drilled and completed three additional wells in 1997. Two of the wells were put on line and began producing in the summer of 1997. The third well has been waiting on completion of a pipeline which the Company anticipates completing by early summer of 1998.

In 1997 the Company expensed previously capitalized costs on its Alaska properties. See Management's Discussion and Analysis of Operations-Precious Metals.

Executive  Officers  of  the  Registrant
----------------------------------------

F.  Lynn  Blystone  -  62                President and Chief Executive Officer
-------------------------
1974
                         Tri-Valley  Corporation,  and  its  wholly
                         Owned  subsidiary,  Tri-Valley  Oil  &  Gas
                         Company,  Bakersfield,  California

Mr. Blystone became president of Tri--Valley Corporation in October 1981, and was nominally vice president from July to October 1981. His background includes institution management, venture capital and various management functions for a mainline pipeline contractor including the Trans Alaska Pipe-line Project. He has founded, run and sold companies in several fields including Learjet charter, commercial construction, municipal finance and land development. He is also president of a family corporation, Bandera Land Company, Inc., with real estate interests in Kern, Riverside and Orange Counties, California. A graduate of Whittier College, California, he did graduate work at George Williams College, Illinois, in organizational
management.    He  devotes  full  time  to  Tri-Valley  Corporation.


Thomas  J.  Cunningham  -  55            Treasurer and Chief Financial Officer
----------------------
1997
                         Tri-Valley  Corporation,  and  its  wholly
                         Owned  subsidiary,  Tri-Valley  Oil  &  Gas
                         Company,  Bakersfield,  California

Named as Tri-Valley Corporation's Treasurer and Chief Financial Officer on February 1997, Mr. Cunningham has over 25 years experience in corporate finance, Securities and Exchange Commission public company reporting, shareholder relations, and employee benefits. In his career he served as Staff Accountant for Forest Oil, Accounting

ITEM  1.    BUSINESS  (CONTINUED)
--------------------

Supervisor, for Tesoro Petroleum, Controller and Assistant Secretary for Tucker Drilling Company, and as Executive Vice President, Chief Financial Officer and Director for Star Resources, Inc. Most recently he was a
Management Consultant in finance, marketing and human resource matters including employee benefit planning. He received his education in accounting and business administration from Angelo State University, Texas.


ITEM  2.  PROPERTIES
--------------------

The Company's headquarters and administrative offices are located at 230 South Montclair Street, Suite 101, Bakersfield, California 93309. The Company leases approximately 2,500 square feet of office space at that location. The Company's oil and gas operations are conducted from office space leased by TVOG in Carpinteria, California. The principal properties of the Company consist of proven and unproven oil and gas and precious metal properties, maps and geologic records related to prospective oil and gas and precious metal properties, office and other equipment.

Oil  and  Gas  Operations
-------------------------

The oil and gas properties in which the Company holds interests are primarily located in the area of central California known as the Sacramento Valley. The Company also leases exploration acreage in the San Joaquin and Santa Maria Valleys. The Company contracts for the drilling of all its wells and does not own any drilling equipment, bulk storage facilities, transportation pipelines or refineries.

The company has retained the services of Cecil Engineering, an independent engineer, for the purposes of estimating the Company's net share of proved developed oil and gas reserves on all the Company's oil and gas properties at December 31, 1997. The Company does not include any undeveloped reserves in these reserve studies and, accordingly, only proved developed reserves are reported herein. Price is a material factor in the stated reserves of the Company, because higher prices permit relatively higher-cost reserves to be produced economically. Higher prices generally permit longer recovery, hence larger reserves at higher values. Conversely, lower prices generally limit recovery to lower-cost reserves, hence smaller reserves. The process of estimating oil and gas reserve quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimated data at best.

The estimated future net recoverable oil and gas reserves from proved developed properties as of December 31, 1997, December 31, 1996 and July 31, 1996 were as follows:
                              BBL                                      MCF
                              ---                                  -------

December 31, 1997             Condensate     224     Natural Gas     1,903,154
December 31, 1996             Condensate     644     Natural Gas     2,003,135
July  31,  1996               Condensate     442     Natural Gas	   1,934,339

---------------------------------

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from the Company's proved developed oil and gas reserves, discounted at 10%, was $1,757,195 at December 31, 1997, $1,394,701 at December 31, 1996,and
$1,126,910 at July 31, 1996. Reference is made to the unaudited supplemental information of the consolidated financial statements for further information on oil and gas reserves and estimated values.

The following table sets forth the net quantities of natural gas and crude oil produced by Registrant during:

                                       Transition
                     Year Ended     Period Ended     Year Ended
             December 31, 1997     December 31, 1996     July 31, 1996
             -----------------     -----------------     -------------

             Natural Gas (MCF)     323,879     111,261     272,931
    		 Crude Oil (BBL)           225          70         210



The following table sets forth the average sales price and average production (lifting) cost per unit of oil and gas produced by registrant during:

                                       Transition
                     Year Ended     Period Ended     Year Ended
             December 31, 1997     December 31, 1996     July 31, 1996
             -----------------     -----------------     -------------

              Natural gas (per MCF)     $2.40     $2.00     $2.00
		  Production  Costs
              (per MCF)      			.30       .10       .10

              Net Profit per MCF   	    $2.10     $1.90     $1.90


As of December 31, 1997, the Company had the following gross and net position in wells and developed acreage:

          Wells  (1)                                Acres (2)
          ----------                                ---------

        Gross     Net                             Gross     Net
        -----     ---                             -----     ---
         10       4.7                              2192     645



(1) "Gross" wells represent the total number of producing wells in which the Company has a working interest or overriding royalty. "Net" wells represent the number of gross producing wells multiplied by the percentages of the working interests and/or royalty interests therein by the Company.

(2) "Gross" acres represent the total acres in which the Company has a working interest; "net" acres represent the aggregate of the working interests of the Company in the gross acres.



ITEM  2.  PROPERTIES  (CONTINUED)
--------------------
The following table sets forth the number of productive and dry exploratory and development wells drilled by the Company during:

                                          Transition
                       Year Ended     Period Ended     Year Ended
                December 31, 1997     December 31, 1996     July 31, 1996
                -----------------     -----------------     -------------

Exploratory
 Producing             1.0                   1.0                  1.0
 Dry                   -0-                   -0-                  -0-

   Total               1.0                   1.0                  1.0



Development
 Producing             2.0                   -0-                  -0-
 Dry                   -0-                   -0-                  -0-

   Total               2.0                   -0-                  -0-

The above table, regarding net wells, recognizes only those wells in which the Company holds an overriding royalty interest or an earned working interest.
Working  interests  to  be  earned  at  payout  have  not  been  included.

The Company deals with both industry and sophisticated individual investors on its oil and gas projects.

The  Company  continually  screens  geologically prospective acreage as to its
availability  for  leasing.   Oil and gas prospects developed by the Company's
own  staff  and  by  other  sources  are  regularly  evaluated.

The following table sets forth information regarding undeveloped oil and gas acreage in which the Company had an interest on December 31, 1997.

                 State          Gross Acres          Net Acres
                 -----          -----------          ---------

               California          8719                 3158


In 1997, the Company acquired the worldwide database of San Carlos Oil & Gas Corporation which also contains numerous California well logs, maps and other geological data for cash and Tri-Valley stock. In 1997, the Company acquired rights to over 20,000 miles of California seismic data from GEOONE for cash and Tri-Valley stock. These databases enable Tri-Valley to rapidly evaluate both exploration prospects and producing properties in every onshore basin in California.
ITEM  2.  PROPERTIES  (CONTINUED)
--------------------
Some of the Company's undeveloped acreage is held pursuant to leases from landowners. Such leases have varying dates of execution and generally expire one to five years after the date of the lease.

Precious  Metals
----------------
The precious metals properties are located in interior Alaska. They are comprised of leased claims solely on State open lands requiring annual assessment work, and an annual per claim fee. All fees are current. However, the Company reduced its claim block, in Alaska, subsequent to November 30, 1995, to concentrate on the most advanced targets.

The following table sets forth the information regarding the acreage position the Company has under lease in Alaska as of December 31, 1997:

                 State          Gross Acres          Net Acres
                 -----          -----------          ---------

                 Alaska          24,000.00          23,300.00

Mineral properties claimed on Open State land require minimum annual assessment work of $100 worth per State of Alaska claim. The Company had no Federal claims, 1,678 State of Alaska claims, and 10 prospecting sites, totaling 66,281 net acres as of July 31, 1995. Subsequent to 1995, the Company reduced its claim block to 606 claims and prospecting sites totaling over 24,000 acres (over 37.5 square miles) to concentrate on the most advanced targets. Expenditures on the Richardson, Alaska acreage have already carried forward annual assessment requirements more than four years on all its claims.

In 1991, Tri-Valley entered into an agreement with the Moscow based Central Research Institute of Geological Prospecting for Base and Precious Metals ("TsNIGRI") to demonstrate their proprietary technology for evaluating large areas of covered sub-arctic terrain. TsNIGRI has performed over 1,000 line miles of ground traverses for geological, geochemical, biochemical, hydrochemical sampling and geophysical profiles throughout Tri-Valley's claim block and surroundings. Over 5,000 samples have been run through a variety of laboratory analysis including over 1,000 samples assayed by Bondar-Clegg, an industry accepted assay house. Physical gold has been found at 60 locations wide spread over a 20 mile swath on the claims and TsNIGRI has increased their forecast to over 2 million ounces of recoverable gold. Based on the results of this study of the Company's then 64 square mile lode gold claim block, Tri-Valley management believes it prudent for continued development of this precious metals segment of the Company.

In 1998, the Company retained the services of M. J. Bright and Associates, an independent registered geologist based in Denver, Colorado to analyze the data from one core drill site and surrounding trench samples at the Democrat Dike, to estimate probable reserves. M. J. Bright delineated 141,500 tons grading
0.11 ounces per ton (opt) or about 15,000 ounces, beginning at surface to 80 feet subsurface. An additional 12,000 ounces is indicated from an additional 20 feet depth of 108,500 tons also grading 0.11 opt. for a total of over 27,000 probable ounces. This occurs in an area approximately 1,200 feet long, 250 feet deep and 300 to 600 feet wide. This represents approximately 12 million tons projected to grade about 0.06 opt. for a possible resource of about

--------------------

720,000 ounces. The Company is undertaking further review and exploration of the potential resources in this area.

Management believes it has demonstrated that the Company possesses a superior mineral property which could reward the shareholders dramatically from discovery success with little downside exposure at present.


Environmental
-------------

The Company's energy operations are subject to a number of regulations relating to environmental protection, as are all exploration and production companies. However, the Company believes it is in full compliance with all environmental related rules and regulations.


ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

Tri-Valley Oil and Gas Co. v. ABA Energy Corporation et al, No. C97-02561 (Superior Court of Contra Costa County, California). TVOG is the plaintiff in a lawsuit against a former officer, his company and TVOG's consulting geologist seeking damages and imposition of a constructive trust regarding certain disputed oil and gas properties. The amount, if any, which TVOG might recover is not determinable as of the date of this report. The case is set for trial in June 1998.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1997.

------

                                    PART II
                                    -------

ITEM  5.  MARKET  PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED  SECURITY
------------------------------------------------------------------------------
HOLDER  MATTERS
---------------

Shares of Tri-Valley Corporation stock are traded over-the-counter on the Electronic Bulletin Board under the symbol "TRIL". The following table shows the high and low bid and asked prices of Tri-Valley stock for the quarterly periods indicated as reported by the OTC Stock Journal:


                Bid Prices   Asked Prices
                -----------  -------------
                   High           Low       High    Low
                -----------  -------------  -----  -----
1997:
First Quarter.  $     2.938  $         .68  $3.00  $ .72
Second Quarter  $     1.688  $        1.13  $1.81  $1.31
Third Quarter.  $      1.50  $        1.13  $1.56  $1.22
Fourth Quarter  $     1.313  $         .88  $1.38  $ .97


                 Bid  Prices                            Asked  Prices
                 -----------                            -------------
          High                    Low                    High              Low
          ----                    ---                    ----              ---


1996:
     First Quarter     $     .1563     $     .05     $   .1875     $     .15
Second  Quarter        $       .15     $     .03     $     .16     $     .14
Third  Quarter         $     .3125     $    .105     $     .50     $     .14
 Fourth  Quarter       $     .4375     $     .13     $     .50     $     .438


As of December 31, 1997, the Company estimates that its common stock was held by 2000 shareholders of record in 40 states and 4 foreign countries of record of Tri-Valley Corporation common stock.

The Company historically has paid no dividends, and at this time does not plan to pay any dividends in the immediate future. As of 3/20/98, the Company had 15 market makers for our stock. In 1997, trading volume exceeded 14.2 million shares.

Recent  Sales  of  unregistered  Securities
-------------------------------------------
During the last quarter of 1997 428,500 "A" warrants were exercised at $.50 each, and 12,500 "B" warrants were exercised at $1.00 each. The exercise of these warrants resulted in 441,000 new shares to be issued. These warrants were exercised by 8 individuals. The warrants were originally issued prior to 1997 in privately negotiated transactions exempt from registration under
Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated by the Securities and Exchange Commission.

------


ITEM  6.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
-----------------------------------------------------------------------------

Notice  Regarding  Forward-Looking  Statements
----------------------------------------------

This report contains forward-looking statements. The words, "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee," and similar expressions are intended to identify forward-looking
statements.    These  statements  include  information  regarding  expected development of the Company's business, lending activities, relationship with customers, and development in the oil and gas industry. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.


Computer  Uncertainties  for  the  Year  2000

The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. Accordingly, as of December 31, 1997, the Company has examined the computer software and hardware and is confident it will accommodate the "Year 2000"
issue.    The  funds  spent  on  this  investigation  were  minimal.


General

The  company  in  its  35  year  history has been primarily an exploration and
production  company.   However, in the last 11 years the Company has also been
involved  in  exploring  gold  mining  claims  in  Alaska.


Natural  Gas  Activities

In 1997 Tri-Valley Oil & Gas Company, the wholly owned subsidiary of Tri-Valley Corporation discovered two new large gas pools in the Tracy gas field. Drilling the Pimentel No. 1-15 discovered the new gas pools. The well is waiting for a pipeline hook-up. The Company has been negotiating with Pacific Gas & Electric to acquire a portion of pipeline that is in place.
Hook-up  is  expected  in  the  late  spring  of  1998

Two development wells were drilled and completed in 1997, the Martins-Severin No. 6 and the Webb Tract No.2. These new wells added significantly to the Company's cash flow.

The Company sells a percentage of production on a fixed contract price and the remainder at the monthly spot price. This allows the Company to spread the risk to both pricing scenarios. Tri-Valley is continuing a capital formation program that it began last year. This will give the Company the liquidity and flexibility to take advantage of opportunities for acquisitions as they are discovered. The Company is aggressively looking for such acquisition possibilities.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
(CONTINUED)

Our hydrocarbon reserves were valued by independent engineers at a net present value of $1,757,195 at December 31, 1997, an increase of $362,494 from December 31, 1996 after taking into account the SEC mandatory 10% discount rate and also taking into consideration the effect of income tax. This value does not appear on the balance sheet because accounting rules require discovered reserves to be carried on the balance sheet at the cost of obtaining them rather than the actual future net revenue from producing them. Tri-Valley arranges to be carried in the test wells on prospects. Therefore, it incurs very little cost and very little value of discovered reserves appear on the balance sheet despite the fact that reserves are a very important value to the Company,

Precious  Metals  Activity
The Company implemented a core and reverse circulation drilling program for the three most advanced targets on its Richardson, Alaska lode gold exploration project during the summer season of 1997. The purpose was to drill for potential resources at the John Mitchell Lode at the Democrat Dike and drill infer geologic resources at the Banner/Buckeye and Buck/Shamrock anomalies. Due to drill breakdowns, the footage was insufficient to attain the objectives. The Company intends to begin processing a bulk sample of 100,000 tons of its pre-crushed ore in the next few months.

The price of gold has fluctuated in the last 12 months from a high of $349.00 per oz. to a low of $278.30 per oz. However, the Company believes it can produce the gold at a cost that will still allow a significant profit.

During 1997, the Securities and Exchange Commission staff reconsidered existing accounting practices for mineral expenditures by United States junior mining companies. They now interpret generally accepted accounting policy for junior mining companies to permit capitalization of acquisition, exploration and development costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer). Although the Company has performed drilling samples and additional tests, management has chosen to follow the more conservative method of accounting by expensing the previously capitalized gold mineral costs as a cumulative effect of a change in accounting principle in the consolidated statement of operations.

Telecommunications
------------------
During 1997 Tri-Valley Corporation continued its' due diligence to try and acquire the assets of five telecommunication partnerships. In May of 1997 the Company loaned the partnership $125,000 dollars, which is secured by property, on a 6 month note which was subsequently extended for an additional period of time. This note is now in default. While the Company remains interested in acquiring these assets, negotiations have been inactive for several months and questions about the value of the assets under consideration have arisen. The Company cannot presently estimate the value of these assets or the price, if any, at which they could be acquired and has hired an independent appraiser to furnish an estimate before proceeding.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
(CONTINUED)

Financial  Condition
The Company continued to strengthen its financial condition during 1997 in part due to the exercise of warrants. Further, the price of gas averaged $2.15 per MCF for the year. New production from the Webb Tract No. 2, and the Martins-Severin No. 6 aided in revenue increase.

As the Company is usually carried for its interest in test wells, the risk to the company is greatly reduced.

Working capital as of December 31, 1997 was $889,889 up from $169,219 for the year ending December 31, 1996. This increase was due in large part to additional paid in capital from the exercise of warrants and increased cash flow from new gas production.

RESULTS  OF  OPERATIONS
Comparison  of  Years  Ended  December  31,  1997  and  1996
Balance  Sheet
--------------
The Company had $2,778,592 cash on hand at December 31, 1997, compared to $834,365 as of December 31, 1996. This was due to advances of $1,845,064 from joint venture partners for their share of a well the Company, as Operator, will drill. Receivables at December 31, 1997 are $696,758 compared to $278,110 at December 31, 1996. This $418,648 increase is due to gas sales the Company had made at the end of December 1997. Of the $696,758 receivables, $605,431 is payable to joint interest partners. On December 31, 1997, the Company held a note receivable of $125,000 for a loan the Company made to the telecommunications partnership in May 1997. This loan is now in default.

Revenues
Sales of oil and gas increased to $753,466 for the period ended December 31, 1997 from $533,072 for the year ended December 31, 1996. This increase of $220,394 was due to the additional production of the Webb Tract No. 2 and the Martins-Severin No. 6. Other income of $66,167 is from operating overhead. This had previously been included in Oil and Gas Sales. Gas prices remained favorable during this last year and the Company anticipates prices holding firm. Interest income increased from $4,221 for the year ended December 31, 1996 to $95,886 for the year ended December 31, 1997. This was due to the Company depositing the increased cash on hand into higher interest bearing accounts.

Costs  and  Expenses
Costs and expenses were greater in the year ended December 31, 1997 due to increased lease operating expenses resulting from the Company's increased
drilling  activity.    General  administrative  expenses  increased  due  to
additional staff and the President starting to again take full salary. He had taken a reduced salary for the comparable period in 1996. Accounting fees were greater due to the Company's attempted stock underwriting, which was withdrawn due to market conditions. Depletion and Depreciation increased significantly due to reserve evaluation by the reservoir engineer. Legal expenses were up due to the lawsuit.See Item 3. Legal Proceedings.

                         ITEM 7:  FINANCIAL STATEMENTS

     TRI-VALLEY  CORPORATION
     INDEX



                                                                     Page(s)
                                                                     -------



Report of Brown Armstrong Randall & Reyes,
  Independent Auditor's Report. . . . . . . . . . . . . . . . . . .       15
                                                                     -------

Consolidated Balance Sheets at December 31, 1997,
  December 31, 1996 and July 31, 1996 . . . . . . . . . . . . . . .    16-17
                                                                     -------

Consolidated Statements of Operations for the Year Ended
  December 31, 1997, Transition Period Ended December 31, 1996
  and the Year Ended July 31, 1996. . . . . . . . . . . . . . . . .       18
                                                                     -------

Consolidated Statements of Shareholders' Equity for the
  Year Ended December 31, 1997, the Transition Period Ended
  December 31, 1996 and for the Year Ended July 31, 1996. . . . . .    19-20


Consolidated Statements of Cash Flows for the Year Ended
  December 31, 1997, the Transition Period Ended December 31, 1996
  and for the Year Ended July 31, 1996. . . . . . . . . . . . . . .    21-22
                                                                     -------

Notes to Consolidated Financial Statements. . . . . . . . . . . . .    23-43
                                                                     -------

Supplemental Information about Oil and Gas Producing Activities
  (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .       44
-------------------------------------------------------------------  -------




REPORT  OF  INDEPENDENT  AUDITORS

The  Board  of  Directors
Tri-Valley  Corporation
Bakersfield,  California

We have audited the accompanying consolidated balance sheets of Tri-Valley Corporation as of December 31, 1997, December 31, 1996 and July 31, 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1997, the five month transition period ended December 31, 1996 and for the year ended July 31,
1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Tri-Valley Corporation at December 31, 1997, December 31, 1996 and July 31, 1996, and the results of its consolidated operations and its cash flows for the year ended December 31, 1997, the five month transition period ended December 31, 1996, and for the year ended July 31, 1996, in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, in 1997 the Company changed its method of accounting for gold mineral exploration and development costs.

     BROWN  ARMSTRONG  RANDALL  &  REYES
ACCOUNTANCY  CORPORATION

Bakersfield,  California
March  6,  1998
                            TRI-VALLEY CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS




                                                   Transition
                                                   Year Ended     Period Ended
                                                  December 31,    December 31,     Year Ended
                                                      1997            1996        July 31, 1996
                                                  -------------  --------------  ---------------



CURRENT ASSETS
   Cash. . . . . . . . . . . . . . . . . . . . .  $   2,778,592  $      834,365  $      258,924
   Accounts receivable, trade. . . . . . . . . .        696,758         278,110         277,586
   Note receivable . . . . . . . . . . . . . . .        125,000   -_______2,029               -
                                                  -------------  --------------
   Prepaid expenses. . . . . . . . . . . . . . .          2,029           2,029
                                                  -------------  --------------

      Total Current Assets . . . . . . . . . . .      3,602,379       1,114,504         538,539
                                                  -------------  --------------  ---------------

PROPERTY AND EQUIPMENT, NET
  (Notes 1 and 2)
                                                        821,614       3,182,860       3,085,825
                                                  -------------  --------------  ---------------

OTHER ASSETS
   Deposits. . . . . . . . . . . . . . . . . . .        100,000          62,000          61,000
   Restricted cash - escrow account. . . . . . .              -          60,000               -
   Acquisition costs (Note 1). . . . . . . . . .        119,007          29,753               -
   Investments in partnerships (Note 1). . . . .          8,421          20,682          (7,152)
   Well Database (net of accumulated of $1,539
     At December 31, 1997) . . . . . . . . . . .         93,111               -               -
   Goodwill (net of accumulated amortization
     Of $178,055 at December 31, 1997, $167,209
     At December 31, 1996, and $162,690 at
     July 31, 1996 (Note 1). . . . . . . . . . .        255,798         266,644         271,163
   Other . . . . . . . . . . . . . . . . . . . .         13,908
                                                  -------------
                                                              -               -
                                                  -------------  --------------

      Total Other Assets . . . . . . . . . . . .        590,245         439,079         325,011
                                                  -------------  --------------  ---------------

      TOTAL ASSETS . . . . . . . . . . . . . . .  $   5,014,238  $    4,736,443  $    3,949,375
------------------------------------------------  =============  ==============  ===============



     The accompanying notes are an integral part of these financial statements.

                     LIABILITIES AND SHAREHOLDERS' EQUITY



                                                        Transition
                                                        Year Ended     Period Ended
                                                       December 31,    December 31,     Year Ended
                                                           1997            1996        July 31, 1996
                                                      --------------  --------------  ---------------



CURRENT LIABILITIES
   Notes and contracts payable (Note 3). . . . . . .  $      90,667   $      11,042   $       77,992
   Trade accounts payable. . . . . . . . . . . . . .         74,796          57,566          226,057
   Amounts payable to joint venture participants . .        605,431         484,008          505,690
   Advances from joint venture participants. . . . .      1,845,064         196,527          483,412
   Due to related parties. . . . . . . . . . . . . .         96,532         196,142          204,392
   Accrued expenses and other liabilities. . . . . .              -               -          134,908
                                                      --------------  --------------  ---------------

      Total Current Liabilities. . . . . . . . . . .      2,712,490         945,285        1,632,451
                                                      --------------  --------------  ---------------

LONG-TERM PORTION OF NOTES AND
  CONTRACTS PAYABLE
   Notes payable . . . . . . . . . . . . . . . . . .         13,950          37,608           16,757
   Convertible notes payable . . . . . . . . . . . .              -               -          900,000
                                                      --------------  --------------  ---------------

      Total Long-Term Portion of Notes and
        Contracts Payable. . . . . . . . . . . . . .         13,950          37,608          916,757
                                                      --------------  --------------  ---------------

OTHER LIABILITIES
   Investor payable. . . . . . . . . . . . . . . . .        103,000         662,680                -
                                                      --------------  --------------  ---------------

SHAREHOLDERS' EQUITY
   Common stock, $.001 par value; 50,000,000 shares
    authorized; 18,922,248, 14,102,473, and
    8,027,248 issued and outstanding at
    December 31, 1997, December 31, 1996 and
    July 31, 1996, respectively. . . . . . . . . . .         18,922         141,024           80,272
   Less: common stock in treasury, at cost,
    156,925 shares . . . . . . . . . . . . . . . . .        (28,639)        (28,639)         (28,639)
   Capital in excess of par value. . . . . . . . . .      8,048,331       5,495,726        3,772,753
   Accumulated deficit . . . . . . . . . . . . . . .     (5,853,816)     (2,517,241)      (2,424,219)
                                                      --------------  --------------  ---------------

      Total Shareholders' Equity . . . . . . . . . .      2,184,798       3,090,870        1,400,167
                                                      --------------  --------------  ---------------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY . . . . . . . . . . . .  $   5,014,238   $   4,736,443   $    3,949,375
----------------------------------------------------  ==============  ==============  ===============


     TRI-VALLEY  CORPORATION
     CONSOLIDATED  STATEMENTS  OF  OPERATIONS




                                                  Transition
                                                  Year Ended     Period Ended
                                                 December 31,    December 31,     Year Ended
                                                     1997            1996        July 31,1996
                                                --------------  --------------  --------------



REVENUES
   Sale of oil and gas . . . . . . . . . . . .  $     753,466   $     470,300   $     872,386
   Interest income . . . . . . . . . . . . . .         95,886           4,221           6,861
   Other income. . . . . . . . . . . . . . . .         66,167               -               -
                                                --------------  --------------  --------------

                                                      915,519         474,521         879,247
                                                --------------  --------------  --------------

COST AND EXPENSES
   Leases sold, relinquished and impaired. . .              -               -          27,593
   Oil and gas leases. . . . . . . . . . . . .        145,443          82,481         259,673
   General and administrative. . . . . . . . .      1,076,565         424,576         764,799
   Depreciation, depletion and amortization. .        152,490          23,448          53,453
   Interest. . . . . . . . . . . . . . . . . .         15,220          35,438          89,487
                                                --------------  --------------  --------------

                                                    1,389,718         565,943       1,195,005
                                                --------------  --------------  --------------

LOSS BEFORE INCOME TAXES AND
  CHANGE IN ACCOUNTING PRINCIPLE . . . . . . .       (474,199)        (91,422)       (315,758)

TAX PROVISION (Note 5) . . . . . . . . . . . .          1,600           1,600           1,600
                                                --------------  --------------  --------------

NET LOSS BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE . . . . . . . . . . . .       (475,799)        (93,022)       (317,358)

CHANGE IN ACCOUNTING PRINCIPLE
  Cumulative effect of change in gold mineral
    Exploration and development costs method
    of accounting (Note 1) . . . . . . . . . .     (2,860,776)              -               -
                                                --------------  --------------  --------------

NET LOSS . . . . . . . . . . . . . . . . . . .  $  (3,336,575)  $     (93,022)  $    (317,358)
                                                ==============  ==============  ==============

NET LOSS PER COMMON SHARE. . . . . . . . . . .  $        (.19)  $        (.01)  $        (.04)
                                                ==============  ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING . . . . . . . . . . . . . . . . .     17,261,723      10,191,230       7,452,248
----------------------------------------------  ==============  ==============  ==============



     (Continued  on  next  page)


     TRI-VALLEY  CORPORATION
     CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  SHAREHOLDERS'  EQUITY




                  Capital in
                   Excess of   Accumulated    Treasury     Preferred     Options    Shareholders'
                    Shares      Par Value     Par Value     Deficit       Stock         Stock        Outstanding     Equity
                  -----------  ------------  -----------  ------------  ---------  ---------------  -------------  -----------



Balance at
 July 31, 1995 .   7,337,248   $     73,372  $3,284,653   $(2,106,861)  $(28,639)  $      300,000   $    191,000   $1,713,625
                  -----------  ------------  -----------  ------------  ---------  ---------------  -------------  -----------

Issuance of
 common stock
 to investors. .     390,000          3,900     191,100             -          -                -       (191,000)       3,900
Transfer of
 preferred stock
 to common . . .     300,000          3,000     297,000             -          -         (300,000)             -            -
Net loss . . . .    (317,358)
                  -----------
                           -              -           -      (317,358)         -                -              -
                  -----------  ------------  -----------  ------------  ---------  ---------------  -------------

Balance at
 July 31, 1996 .   8,027,248        80,2725   3,772,753    (2,424,219)   (28,639)       1,400,167              -    1,400,167
                  -----------  ------------  -----------  ------------  ---------  ---------------  -------------  -----------

Issuance of
 common stock
 to investors. .   6,075,225         60,752   2,100,186             -          -                -              -    2,160,938
Stock issuance
 costs . . . . .           -              -    (377,213)            -          -                -              -     (377,213)
Net loss . . . .           -              -           -       (93,022)         -                -              -      (93,022)
----------------  -----------  ------------  -----------  ------------  ---------  ---------------  -------------  -----------




     The accompanying notes are an integral part of these financial statements.

     TRI-VALLEY  CORPORATION
     CONSOLIDATED  STATEMENTS  OF  CHANGES  IN  SHAREHOLDERS'  EQUITY




                Capital in
                Excess of    Accumulated    Treasury     Preferred     Options   Shareholders'
                  Shares      Par Value     Par Value     Deficit       Stock        Stock        Outstanding      Equity
                ----------  -------------  -----------  ------------  ---------  --------------  -------------  ------------



Balance at
 December 31,
 1996. . . . .  14,102,743       141,024    5,495,726    (2,517,241)   (28,639)               -             -     3,090,870
                ----------  -------------  -----------  ------------  ---------  --------------  -------------  ------------

Issuance of
 common stock
 to investors.   4,819,505        48,198    2,890,867             -          -                -             -     2,939,065
Stock issuance
 costs . . . .           -             -     (508,562)            -          -                -      (508,562)
Change due to
  decrease in
  par value. .           -      (170,300)     170,300             -          -                -             -             -
Net loss . . .           -             -            -    (3,336,575)         -                -             -    (3,336,575)
                ----------  -------------  -----------  ------------  ---------  --------------  -------------  ------------


Balance at
 December 31,
 1997. . . . .  18,922,248  $     18,922   $8,048,331   $(5,853,816)  $(28,639)  $            -  $          -   $ 2,184,798
--------------  ==========  =============  ===========  ============  =========  ==============  =============  ============



     (Continued  on  next  page)


     TRI-VALLEY  CORPORATION
     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS



                                                            Transition
                                                            Year Ended     Period Ended
                                                           December 31,    December 31,     Year Ended
                                                               1997            1996        July 31, 1996
                                                          --------------  --------------  ---------------



CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss . . . . . . . . . . . . . . . . . . . . . .  $  (3,336,575)  $     (93,022)  $     (317,358)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation, depletion and amortization
        Stock issued for services rendered . . . . . . .        152,490          23,448           53,453
        Impairment, dry hole and other disposals of. . .        133,000         147,938                -
          property and equipment
        Changes in operating capital:. . . . . . . . . .      2,860,776               -           27,593
        (Increase) decrease in accounts receivable
        (Increase) decrease in prepaid expenses. . . . .       (418,648)           (524)          17,784
        (Increase) decrease in deposits. . . . . . . . .              -               -            8,812
        Increase (decrease) in trade accounts payable. .        (38,000)         (1,000)          39,241
        Increase (decrease) in amounts payable to. . . .         17,231        (168,491)         100,687
          joint venture participants and related parties
        Increase (decrease) in advances from joint . . .         21,813         (29,932)          86,521
          venture participants
        Increase (decrease) in accrued expenses and. . .      1,648,537        (286,885)        (144,399)
          other liabilities
Net Cash (Used) Generated by Operating Activities. . . .              -        (120,845)          27,593
                                                          --------------  --------------  ---------------
                                                              1,040,624        (529,313)        (135,408)
                                                          --------------  --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Note receivable. . . . . . . . . . . . . . . . . . .       (125,000)              -                -
    Capital expenditures . . . . . . . . . . . . . . . .       (824,944)       (145,718)        (240,955)
    Investment in partnerships . . . . . . . . . . . . .         12,257         (27,834)               -
                                                          --------------  --------------  ---------------
Net Cash Used by Investing Activities. . . . . . . . . .       (937,687)       (173,552)        (240,955)
                                                          --------------  --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Restricted cash - escrow account . . . . . . . . . .         60,000         (60,000)               -
    Proceeds from issuance of debt . . . . . . . . . . .              -               -        1,038,000
    Principal payments on long-term debt . . . . . . . .        (55,476)       (946,099)        (635,317)
    Proceeds from issuance of common stock . . . . . . .         48,185          58,122            3,900
    Investor payable . . . . . . . . . . . . . . . . . .        103,000         662,680                -
    Additional paid in capital . . . . . . . . . . . . .      2,060,700       1,806,941                -
    Stock issuance costs . . . . . . . . . . . . . . . .       (375,119)       (243,338)               -
                                                          --------------  --------------  ---------------
Net Cash Provided by Financing Activities. . . . . . . .      1,841,290       1,278,306          406,583
                                                          --------------  --------------  ---------------

NET INCREASE IN CASH AND  CASH
  EQUIVALENTS. . . . . . . . . . . . . . . . . . . . . .      1,944,227         575,441           30,220
CASH AT BEGINNING OF YEAR. . . . . . . . . . . . . . . .        834,365         258,924          228,704
                                                          --------------  --------------  ---------------

CASH AT END OF YEAR. . . . . . . . . . . . . . . . . . .  $   2,778,592   $     834,365   $      258,924
--------------------------------------------------------  ==============  ==============  ===============




     The  accompanying  notes  are  an  integral  part  of  these  financial statements.
                                      22



     TRI-VALLEY  CORPORATION
     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS





                                                       Transition
                                                       Year Ended    Period Ended
                                                      December 31,   December 31,     Year Ended
                                                          1997           1996       July 31, 1996
                                                      -------------  -------------  --------------



SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

    Interest paid. . . . . . . . . . . . . . . . . .  $      15,220  $      35,438  $       85,487
                                                      =============  =============  ==============

    Income taxes paid. . . . . . . . . . . . . . . .  $       1,600  $       1,600  $        1,600
                                                      =============  =============  ==============

NONCASH FINANCING AND INVESTING
  ACTIVITIES:

    Issuance of common stock for services rendered .  $     133,000  $     147,938  $            -
    Issuance of debt to satisfy stock issuance cost.        133,443              -               -
    Issuance of common stock for well database . . .         12,500              -               -
    Conversion of debt to common stock . . . . . . .         22,000              -               -
    Conversion of investor payable to common stock .        662,680              -               -
    Increase in paid in capital due to change in par
      value of common stock. . . . . . . . . . . . .        170,300              -               -
----------------------------------------------------  -------------  -------------  --------------




                                      48

     TRI-VALLEY  CORPORATION
     NOTES  TO  FINANCIAL  STATEMENTS
     DECEMBER  31,  1997,  DECEMBER  31,  1996  AND  JULY  31,  1996


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

Material estimates that are particularly susceptible to significant change relate to the determination of the depreciation, depletion and amortization account balance. Depreciation, depletion and amortization is based upon probable and proven reserves for mining and proven reserves for oil and gas properties. Depletion will be provided on mining properties when they become commercial.
NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Fiscal  Year  Change
--------------------

Effective March 10, 1997, the Company changed its fiscal year-end from July 31 to December 31. Accordingly, the consolidated financial statements include the results of operations for the transition period, which are not necessarily indicative of operations for a full year.

Results  for  the  comparable  prior  transition  period are summarized below.



                               Twelve Months         Five Months
                                   Ended                Ended
                             December 31, 1996    December 31, 1995
                                 Unaudited            Unaudited
                            -------------------  -------------------


Revenues . . . . . . . . .  $          544,249   $          262,666
Operating loss . . . . . .            (196,040)             (48,117)
Provision for income taxes              (1,600)              (1,600)
Net Loss . . . . . . . . .             197,640              (49,717)

Net Loss Per Common Share.                (.01)                (.01)


Chapter  11  Reorganization
---------------------------

On January 30, 1996, Tri-Valley Corporation ("TVC") and its wholly owned subsidiary, Tri-Valley Oil & Gas Co. ("TVOG"), filed voluntary petitions in the United States Bankruptcy Court (the "Bankruptcy Court") for the Eastern District of California sitting in Fresno seeking to reorganize under Chapter 11 of the Federal Bankruptcy Code.

During the process of developing a Plan, management was able to infuse the Company with capital from new investors and increased production. The Company, citing the influx of capital, filed a motion to be dismissed from bankruptcy. On November 1, 1996, the court granted the motion and dismissed the case. These financial statements, however, do not reflect any adjustment or disclosure since no plan of reorganization was actually filed and/or confirmed by the Bankruptcy Court, and all major obligations which were subject to compromise were paid 100 cents on the dollar.
NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

History  and  Business  Activity
--------------------------------

Historically an oil and gas exploration and production company, emphasizing the Sacramento Valley natural gas province, the Company added precious metals exploration in fiscal 1987. The Company conducts its oil and gas business primarily through its 34 year old wholly owned oil and gas subsidiary,
Tri-Valley Oil & Gas Company ("TVOG"). TVOG is engaged in the exploration, acquisition and production of oil and gas properties. At present, the precious metals exploration activities are conducted directly by the parent, Tri-Valley Corporation ("TVC"). TVC has traditionally sought acquisition or merger opportunities within and outside of petroleum and mineral industries.

Basis  of  Accounting
---------------------

The Company prepares its financial statements using the accrual basis of accounting in conformity with generally accepted accounting principles
consistently  applied.    Oil and gas and mining activities are recorded using
the  successful  efforts  method  of  accounting.    See  discussion  below.

Substantially all of the Company's exploration, development and production activities are conducted in the form of joint venture agreements with others and, accordingly, the financial statements reflect only the Company's proportionate interest in these joint ventures.

Cash  Equivalent  and  Short-Term  Investments
----------------------------------------------

Cash equivalents consist of highly liquid debt instruments such as certificates of deposit, commercial paper, and money market accounts purchased with an original maturity date of three months or less.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

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

Acquisition  Costs
------------------

The Company is preparing to propose acquisition of 26 wireless communication licenses held by five partnerships by exchanging TVC unregistered stock for the licenses. The costs associated with the potential license acquisitions are currently being capitalized. In the event the acquisition is not consummated, these costs will be charged to operations.

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

The Company adopted SFAS No. 121 in the first quarter of 1996. Impairment loss on the oil and gas properties is calculated as the difference between the asset book carrying amounts and future discounted net cash flow projections, giving consideration to recent prices, pricing trends and estimated reserve quantities. These projections represent the Company's best estimate of fair value based on the information available.

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of operations under leases sold, relinquished and impaired.

Gold  Mineral  Property
-----------------------

In prior years, all costs related to mineral properties with economic development potential, including mineral claim acquisition costs and exploration and development expenditures were deferred until the related mineral claims achieved commercial production. At such time, the costs would be amortized against income from future mining operations. All grassroots exploration costs, which are costs incurred while probing for prospective developmental sites, are charged to expense as incurred.
NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Gold  Mineral  Property  (Continued)
-----------------------

During 1997, the Securities and Exchange Commission staff reconsidered existing accounting practices for mineral expenditures by United States junior mining companies. They now interpret generally accepted accounting policy for junior mining companies to permit capitalization of acquisition, exploration and development costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer). Although the Company has performed drilling samples, and an independent engineer has deemed the gold properties contain profitable reserves in excess of property costs incurred through December 31, 1997, management has chosen to follow the more conservative method of accounting by expensing the previously capitalized gold mineral costs as a cumulative effect of a change in accounting principle in the consolidated statement of operations.

Capitalization  of  Interest
----------------------------

Interest cost is capitalized on construction and development programs until placed into operation.

Properties  and  Equipment
--------------------------
Properties and equipment are depreciated using the straight-line method over the following estimated useful lives:


                                 Office furniture and fixtures     3 - 7 years
                                                         Building     40 years
                                                         --------     --------


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

The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.
NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------
Net  Income  (Loss)  Per  Common  Share
---------------------------------------
The calculation of net income/loss per common share is based on the weighted average number of common stock shares outstanding during each period. The effect of convertible preferred stock and warrants on the net income/loss per share ratio is considered anti-dilutive and was not included in the computation of earnings per common share for any of the years or periods presented.

Reclassification
----------------
Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.

Accounting  Pronouncements
--------------------------
In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in the Company's financial statements. Comprehensive income includes all changes in the Company's equity except investments by and distributions to owners and includes, among other things, foreign currency translation adjustments. In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments be included in interim reports issued to shareholders. Both these statements are effective for financial statements for periods beginning after December 15, 1997. As both SFAS Nos. 130 and 131 establish standards for reporting and display, the Company does not expect the adoption of these statements to have a material impact on its financial condition or results of operations.


NOTE  2  -  PROPERTY  AND  EQUIPMENT
            ------------------------
Oil  and  gas properties, and equipment and fixtures consist of the following:



                                           December 31,   December 31,
                                               1997           1996       July 31, 1996
                                           -------------  -------------  --------------



Oil and Gas - California
-----------------------------------------

Proved properties, net of accumulated
  depletion of $378,899 at December 31,
  1997, $250,396 at December 31, 1996 and
  $233,259 at July 31, 1996 . . . . . . .  $     332,914  $     259,709  $      276,846
Unproved properties . . . . . . . . . . .        399,818        483,287         695,861
                                           -------------  -------------  --------------

      Total Oil and Gas Properties. . . .  $     732,732  $     742,996  $      972,707
-----------------------------------------  =============  =============  ==============


NOTE  2  -  PROPERTY  AND  EQUIPMENT  (Continued)
            ------------------------



                                                December 31,   December 31,
                                                    1997           1996       July 31, 1996
                                                -------------  -------------  --------------



Other Property and Equipment
----------------------------------------------
    Mining prospects . . . . . . . . . . . . .              -      2,376,005       2,057,732
    Land . . . . . . . . . . . . . . . . . . .         11,281         11,281          11,281
    Building net of accumulated depreciation
      $611,045 at December 31, 1997, $4,982
      at December 31, 1996 and $4,512 at
      July 31, 1996. . . . . . . . . . . . . .         39,014         40,142          40,612
    Office equipment, vehicle, and leasehold
      improvements net of accumulated
      depreciation of $97,998 at December 31,
      1997, $87,524 at December 31, 1996 and
      $86,203 at July 31, 1996 . . . . . . . .         38,587         12,436           3,493
                                                -------------  -------------  --------------

        Total Other Property and Equipment . .         88,882      2,530,057       2,113,118
                                                -------------  -------------  --------------

Property and Equipment (Net) . . . . . . . . .  $     821,614  $   3,182,860  $    3,085,825
----------------------------------------------  =============  =============  ==============



NOTE  3  -  NOTES  AND  CONTRACTS  PAYABLE
            ------------------------------

Long-term  debt  is  summarized  below:



                                               December 31,   December 31,
                                                   1997           1996       July 31, 1996
                                               -------------  -------------  --------------



Note payable to National Bank of Alaska
  dated August 27, 1992; secured by
  property; payable in monthly
  installments of $539 including interest.
  Interest rate at 12.00%, December 31, 1997,
  December 31, 1996, and July 31, 1996. . . .  $      18,092  $      22,076  $       23,225
                                               -------------  -------------  --------------

Note payable to Bandera Land Company
  dated December 4, 1992; unsecured;
  interest at 10.00%, December 31, 1997,
  December 31, 1996, and July 31, 1996;
  interest only payable on outstanding
  balance.. . . . . . . . . . . . . . . . . .              -              -          17,950
---------------------------------------------  -------------  -------------  --------------


NOTE  3  -  NOTES  AND  CONTRACTS  PAYABLE  (Continued)
            ------------------------------



                                                  December 31,  December 31,
                                                      1997          1996      July 31, 1996
                                                  ------------  ------------  -------------



Note payable to Edgar Moss dated -
  February 1, 1994; unsecured; no
  stated interest. . . . . . . . . . . . . . . .             -             -         11,000
                                                  ------------  ------------  -------------

Note payable to Edgar Moss dated
  February 22, 1995; unsecured; interest
  at 7.20%, monthly interest payable with
  principal balance due August 22, 1995. . . . .             -             -         16,000
                                                  ------------  ------------  -------------

Note payable to Laurence B. Flood dated
  September 16, 1995; unsecured; interest
  at 10.00%, monthly interest payable
  in cash or Tri-Valley Corporation
  unregistered common stock at $.30 per
  share, principal balance due September 16,
                                                         1999.             -          7,000  7,000
                                                                ------------  -------------  -----

Note payable to Laurence B. Flood dated
  July 19, 1995; unsecured; interest at 10.00%,
  monthly interest payable in cash or Tri-
  Valley Corporation unregistered common
  stock at $.30 per share, principal balance
  due July 19, 1999.
                                                             -        15,000         15,000
                                                  ------------  ------------  -------------

Note payable to Imperial Premium Finance,
  Inc., dated June 9, 1997; secured by
  contractual policy; interest at 12.00%;
  payable in monthly installments of
  $680 including interest. . . . . . . . . . . .         4,574         4,574          4,574
                                                  ------------  ------------  -------------

Note payable to Mayal Inwald, dated
  May 4, 1996; unsecured; interest at
  10.00%; interest only on outstanding
  balance with principal due May 4,
  1998. Convertible to common stock.(*). . . . .             -             -        150,000
                                                  ------------  ------------  -------------

Note payable to Behrooz Sarafraz, dated
  July 19, 1996; secured by property;
  convertible to common stock, interest
  at 10.00%; monthly interest payable
  with principal due July 19, 1998.(*) . . . . .             -             -        750,000
------------------------------------------------  ------------  ------------  -------------


NOTE  3  -  NOTES  AND  CONTRACTS  PAYABLE  (Continued)
            ------------------------------



                                                December 31,   December 31,
                                                    1997           1996       July 31, 1996
                                                -------------  -------------  --------------



Note payable to principle shareholder, dated
  June 28, 1997; unsecured; interest at 8.00%;
  payable in monthly installments of $4,354,
  including interest.. . . . . . . . . . . . .         33,811              -               -
                                                -------------  -------------  --------------

Note payable to principle shareholder, dated
  June 28, 1997; unsecured; interest at 8.00%;
  payable in monthly installments of $771,
  including interest.. . . . . . . . . . . . .          6,712              -               -
                                                -------------  -------------  --------------

Note payable to principle shareholder, dated
  June 28, 1997; unsecured; interest at 8.00%;
  payable in monthly installments of $542,
  including interest.. . . . . . . . . . . . .          4,716              -               -
                                                -------------  -------------  --------------

Note payable to principle shareholder, dated
  June 28, 1997; unsecured; interest at 8.00%;
  payable in monthly installments of $2,167,
  including interest.. . . . . . . . . . . . .         20,893              -               -
                                                -------------  -------------  --------------

Note payable to principle shareholder, dated
  June 28, 1997; unsecured; interest at 8.00%;
  payable in monthly installments of $1,496,
  including interest.. . . . . . . . . . . . .         15,819              -               -
                                                -------------  -------------  --------------

                                                      104,617         48,650         994,749
Less current portion . . . . . . . . . . . . .         90,667         11,042          77,992
                                                -------------  -------------  --------------

Long-Term Portion of Notes and Contracts
  Payable. . . . . . . . . . . . . . . . . . .  $      13,950  $      37,608  $      916,757
----------------------------------------------  =============  =============  ==============


(*)         During the transition period, these notes were converted to common stock  in  accordance  with  the  terms  of the original agreements (Note 10).
NOTE  3  -  NOTES  AND  CONTRACTS  PAYABLE  (Continued)
            ------------------------------

Maturities of long-term debt for the five years succeeding December 31, 1997 are as follows:





December 31,
-------------

1998. . . . .  $90,667
1999. . . . .    5,067
2000. . . . .    5,709
2001. . . . .    3,174
Thereafter. .        -
               -------

104,617
=============



NOTE  4  -  RELATED  PARTY  TRANSACTIONS
            ----------------------------

The following is known to the Company to be the only beneficial owner of 5% or more of the Company's outstanding common stock at December 31, 1997:



                          Ownership Shares     Percentage
                          ----------------     ----------

                     Dennis Vaughan     967,200     5.11%
                     --------------     -------     -----



Tri-Valley is a general partner and operator of the Tri-Valley Oil & Gas exploration Programs 1971-1 and Martins-Severin Partnerships. Income derived from these activities follows:



                                      Transition
                                      Year Ended    Period Ended
                                     December 31,   December 31,     Year Ended
                                         1997           1996       July 31, 1996
                                     -------------  -------------  --------------



Partnership income, net of expenses  $     255,192  $      89,742  $      286,500
-----------------------------------  =============  =============  ==============


On December 4, 1992, the Company entered into an agreement to borrow $15,000 from Bandera Land Company which is owned by F. Lynn Blystone and other members of the Blystone Family. Interest at 10.0% is payable on the outstanding balance with no stated due date. The balance outstanding at December 31, 1997, December 31, 1996, and July 31, 1996 was $0, $0 and $17,950, respectively.
NOTE  4  -  RELATED  PARTY  TRANSACTIONS  (Continued)
            ----------------------------

On September 16, 1995 and July 19, 1995, the Company entered into agreements to borrow $9,000 and $15,000, respectively, from Laurence B. Flood, a shareholder of the Company. Interest at 10% is payable every two months in cash or Tri-Valley Corporation unregistered common stock at $.30 per share at the sole discretion of the Company. The notes were due to mature on September 16 and July 19, 1999, respectively. Other terms of the agreements involve the following:

  - Principal amount convertible into TVC unregistered common stock at $.25 per share at any time.

  - Options on 7,000 and 15,000 shares of TVC unregistered shares at $.50 per share exercisable through September 16 and July 19, 1999, respectively.

  - TVC may force exercise of said options if the market quotes a bid price of $1.00 per share or higher for at least twenty consecutive trading days.

On August 21, 1997, these notes were paid in full with the issuance of 88,000 shares of unregistered, restricted common stock at $.25 per share.

Due to related parties of $96,532, $196,142 and $204,392 at December 31, 1997, December 31, 1996 and July 31, 1996, respectively, consist of payroll payable to F. Lynn Blystone.

On March 22, 1997, the directors voted to award themselves 10,000 shares of stock each in lieu of services rendered to the Company. The shares were awarded at a price of $1.86 per share. Due to the restricted nature of the shares, the Company has recognized the commitment in the financial statements at a discount ($1.12 per share).

On August 8, 1997, as provided for in his employment contract, the board of directors awarded F. Lynn Blystone, CEO and President of the Company, 40,000 shares of unregistered, restricted common stock for compensation for services rendered to the Company. The shares were awarded at a price of $1.375 per share (trading value at the date of the transaction) and were appropriately discounted to $.55 per share due to their restricted nature.

On June 28, 1997, the Company recorded five notes payable to a principle shareholder of Tri-Valley Corporation common stock for services rendered related to the issuance of stock. At December 31, 1997, the aggregate amount of the notes payable was $81,951 (see Note 3). The principle balances totaling $133,400, were recorded as stock issuance costs which are a component of shareholder's equity.

During fiscal year 1997, the Company paid a principle shareholder of Tri-Valley Corporation $322,000 for finder fees related to the issuance of stock. These transactions are recorded as stock issuance costs which are a component of shareholder's equity.
NOTE  5  -  INCOME  TAXES
            -------------

At December 31, 1997, the Company had available net operating loss carryforwards for financial statements and federal income tax purposes of approximately $6,200,000. These loss carryforwards are between 1998 and 2012.

The  components  of  the  net  deferred  tax  assets  were  as  follows:



                                     December 31,    December 31,
                                         1997            1996        July 31, 1996
                                    --------------  --------------  ---------------



Deferred Tax Assets:
  Net operating loss carryforwards  $     765,000   $     782,000   $      629,000
  Satutory depletion carryforwards        775,000         660,000          620,000
                                    --------------  --------------  ---------------

Total Deferred Tax Assets. . . . .      1,540,000       1,442,000        1,249,000
                                    --------------  --------------  ---------------

Valuation Allowance. . . . . . . .     (1,540,000)     (1,442,000)      (1,249,000)
                                    --------------  --------------  ---------------

Net Deferred Tax Assets. . . . . .  $           -   $           -   $            -
----------------------------------  ==============  ==============  ===============


A full valuation allowance has been established for the deferred tax assets generated by net operating loss carry forwards due to the uncertainty of future utilization.

NOTE  6  -  MAJOR  CUSTOMERS
            ----------------

Oil  and  Gas
-------------

The Company received in excess of 10% of its revenue from various sources (oil and gas sales and mineral royalties) as follows:



                         A        B        C      Other
                      -------  -------  -------  -------



Period Ended:
   July 31, 1996 . .  153,862  403,366        *  109,810
   December 31, 1996   95,408        *  187,492    9,701
   December 31, 1997   96,091  350,689  283,749   37,097
--------------------  -------  -------  -------  -------


  *    Not  a  major  source  during  the  period.

All  oil  and  gas  sales have occurred in the northern California gas market.
NOTE  7  -  FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS
            --------------------------------------------------------
The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 1997 and 1996:



                                                Oil and Gas    Precious Metals      Total
                                               -------------  -----------------  ------------



Year Ended December 31, 1997
    Total Revenues. . . . . . . . . . . . . .  $    867,622   $              -   $   867,622
                                               =============  =================  ============

Loss Before Taxes and Change in Accounting
  Principle . . . . . . . . . . . . . . . . .  $   (474,199)  $              -   $  (474,199)
Income Taxes. . . . . . . . . . . . . . . . .         1,600                  -         1,600
Change in Accounting Principle. . . . . . . .             -         (2,860,776)   (2,860,776)
                                               -------------  -----------------  ------------

Net Loss. . . . . . . . . . . . . . . . . . .  $   (475,799)  $     (2,860,776)  $(3,336,575)
                                               =============  =================  ============

Property, Plant and Equipment Additions,
  Net of Deletions. . . . . . . . . . . . . .  $     14,759   $     (2,376,005)  $(2,361,246)
                                               =============  =================  ============

Depreciation, Depletion and Amortization. . .  $    151,362   $          1,128   $   152,490
                                               =============  =================  ============

    Total Assets. . . . . . . . . . . . . . .  $  4,975,224   $         39,014   $ 5,014,238
                                               =============  =================  ============

Transition Period Ended December 31, 1996
  Total Revenues. . . . . . . . . . . . . . .  $    474,521   $              -   $   474,521
                                               =============  =================  ============

Income (Loss) Before Taxes. . . . . . . . . .  $    (91,422)  $              -   $   (91,422)
Income Taxes. . . . . . . . . . . . . . . . .         1,600                  -         1,600
                                               -------------  -----------------  ------------

Net Income (Loss) . . . . . . . . . . . . . .  $    (93,022)  $              -   $   (93,022)
                                               =============  =================  ============

Property, Plant and Equipment Additions,
  Net of Deletions. . . . . . . . . . . . . .  $   (212,575)  $        318,273   $   105,698
                                               =============  =================  ============

Depreciation, Depletion and Amortization. . .  $     23,448   $              -   $    23,448
                                               =============  =================  ============

    Total Assets. . . . . . . . . . . . . . .  $  2,315,313   $      2,421,130   $ 4,736,443
                                               =============  =================  ============

Year Ended July 31, 1996
  Total Revenues. . . . . . . . . . . . . . .  $    879,247   $              -   $   879,247
                                               =============  =================  ============

Income (Loss) Before Taxes. . . . . . . . . .  $   (315,758)                 -   $  (315,757)
Income Taxes. . . . . . . . . . . . . . . . .         1,600                  -         1,600
                                               -------------  -----------------  ------------

Net Income (Loss) . . . . . . . . . . . . . .  $   (317,358)  $              -   $  (317,358)
                                               =============  =================  ============

Property, Plant and Equipment Additions, Net.  $   (305,288)  $        429,615   $   124,322
                                               =============  =================  ============

Depreciation, Depletion and Amortization. . .  $     53,453   $              -   $    53,453
                                               =============  =================  ============
    Total Assets
                                               $  1,839,750   $      2,109,625   $ 3,949,375
                                               =============  =================  ============


NOTE  8  -  COMMITMENTS
            -----------

Employee  Stock  Options
------------------------

The Company has a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployee directors of the Company. The option price, number of shares and grant date are determined at the discretion of the Company's board of directors. Options granted under the plan are exercisable for a period also to be determined by the board of directors.

The Company has elected to account for the stock option plan under Accounting Principles Board Opinion NO. 25, "Accounting for Stock Issued for Employees,:" and related interpretations. Accordingly, no compensation expense has been recognized for the stock option.

Had compensation expense for the stock plan been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss would have been increased by $258,030 in 1997. The weighted average fair value of the options granted during 1997 was estimated using the Black-Scholes option pricing model with the following assumptions:



Grant Date                August 19, 1997   December 6, 1997
                          ----------------  -----------------



Shares granted . . . . .          200,000            100,000
Risk-free interest rate.              7.5%               7.5%
Expected life (years). .                5                  2
Expected volatility. . .             83.1%              83.1%
Expected dividends . . .                -                  -
------------------------  ----------------  -----------------


NOTE  8  -  COMMITMENTS  (Continued)
            -----------

Employee  Stock  Options  (Continued)
------------------------

A summary of option transactions during the year ended December 31, 1997, the transition period ended December 31, 1996, and the year ended July 31, 1996 is shown below:



                                             Weighted-
                                              Average
                                               Number    Exercise
                                             of Shares     Price
                                             ----------  ---------



Outstanding at August 1, 1995 . . . . . . .    425,000   $    0.53

  Granted . . . . . . . . . . . . . . . . .          -
  Exercised . . . . . . . . . . . . . . . .          -
  Canceled. . . . . . . . . . . . . . . . .    (70,000)  $    0.52
                                             ----------  ---------

Outstanding at July 31, 1996. . . . . . . .    355,000   $    0.52

  Granted . . . . . . . . . . . . . . . . .          -
  Exercised . . . . . . . . . . . . . . . .          -
  Canceled. . . . . . . . . . . . . . . . .          -
                                             ----------

Outstanding at December 31, 1996. . . . . .    355,000   $    0.52

  Granted . . . . . . . . . . . . . . . . .    300,000   $    0.83
  Exercised . . . . . . . . . . . . . . . .    (16,000)  $    0.58
  Canceled. . . . . . . . . . . . . . . . .    (70,000)  $    0.52
                                             ----------  ---------

Outstanding at December 31, 1997. . . . . .    569,000   $    0.69
                                             ==========

Exercisable at December 31, 1997. . . . . .    569,000   $    0.69
                                             ==========

Available for Issuance at December 31, 1997          -
-------------------------------------------  ==========


NOTE  8  -  COMMITMENTS  (Continued)
            -----------

Employee  Stock  Options  (Continued)
------------------------



                   Weighted-Average
                 Remaining Contractual
                   Number of Shares     Life of Shares  Number of Shares
Exercise Price        Outstanding        Outstanding      Exercisable
---------------  ---------------------  --------------  ----------------


0.50 . . . . .                309,000            3.49           309,000
0.55 . . . . .                160,000             .75           160,000
1.50 . . . . .                100.000            2.00           100,000
                 ---------------------                  ----------------

569,000 . . . .                569,000
===============  =====================


Leases
------

The Company conducts its operations from leased facilities. The lease, which is for one year, is classified as an operating lease and expires on July 1, 1998, with two one year options to renew.

The following is a schedule, by years, of future minimum rental payments required under this lease as of December 31, 1997:





December 31, 1998  $14,850
-----------------  =======


Litigation
----------

The Company is engaged in an on-going lawsuit in the Contra Costa County Superior Court. Company management, as plaintiff, is seeking to recover damages incurred from a breech of contract and fiduciary responsibilities by a former officer and a consulting geologist. Its outcome is unknown at this time.
NOTE  8  -  COMMITMENTS  (Continued)
            -----------

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


NOTE  9  -  COMMON  STOCK
            -------------
On April 21, 1995, the Company's Board resolved that common stock of Tri-Valley Corporation be increased from 15,000,000 shares authorized to 25,000,000 shares. On March 22, 1997, the shareholders unanimously ratified this increase plus additional 25,000,000 shares bringing the total shares authorized to 50,000,000. In addition, the shareholders also approved a decrease in the par value of each share from $0.01 to $0.001.

Prior to July 31, 1996, new investors contributed $900,000 in the form of convertible notes payable. The first $150,000 was approved by the Bankruptcy Court on April 25, 1996, secured by a note with a stated interest rate of 10%, interest only for two years, with the outstanding balance due and payable at the end of two years. The remaining $750,000 was also secured by a note with a stated interest rate of 10%, interest only for two years, with the outstanding balance due and payable in two years. During the transition period, both the above loans were converted to Tri-Valley Corporation common stock. The lenders converted the debt by using an exchange rate of one "unit" for each dollar due and payable with each unit consisting of 2.5 shares of Tri-Valley common stock plus four warrants. The warrants are transferable and consist of two "A" warrants exercisable at $0.50 each, one "B" warrant exercisable at $1 each, and one "C" warrant exercisable at $1.50 each (see Note 11.) The warrants are required to be exercised within one year from the issue or they become void.

Also, during the transition period, an additional 460,000 "units" were sold, also at $1 per "unit". Other stock transactions occurring during the period included 110,000 "A" warrants issued at $0.30 per share, 2,080,000 shares purchased at $0.25 per share, and 222,225 shares issued at $0.45 per share. The Company also issued shares for services rendered. These shares were recorded at the trading value of the stock on November 13, 1996, the day the services were deemed to be rendered. The value of the issuance on that date was $147,938. The Company received $2,013,001 of new capital during the transition period as a result of these transactions.
NOTE  9  -  COMMON  STOCK  (Continued)
            -------------

During fiscal year 1997, the investors exercised the remaining 1,372,000 "A" warrants outstanding at various prices, 814,000 "B" warrants at $1.00 per share, and 501,000 "C" warrants at $1.50 per share. The Company received an additional $2,590,790 in additional capital from the exercise of these warrants.

During fiscal year 1997, the Company issued an aggregate 90,000 shares of unregistered, restricted common stock to officers and directors for compensation. These issuances were valued at fair market based upon the open market closing price as of the date of each transaction and were discounted appropriately due to their restricted nature. These transactions were cumulatively valued at approximately $78,000 and are reflected as a component of general and administrative expenses in the accompanying consolidated statement of operations.

During fiscal year 1997, the Company issued an aggregate 100,000 shares of unregistered, restricted common stock to various shareholders for consulting services. These issuances were valued at the fair market value as of the date of each respective transaction and were discounted appropriately due to their restricted nature. These transactions were cumulatively valued at approximately $55,000 and are reflected as a component of general and administrative expenses in the accompanying consolidated statement of operations.

On July 21, 1997, the Company issued 25,000 shares of unregistered, restricted common stock to Geoone for rights to their geological database. This issuance was valued at the fair market value as of the date of the transaction and was discounted appropriately due to its restricted nature. This transaction was cumulatively valued at approximately $12,500 and was capitalized as a component of the well database asset in the accompanying consolidated balance sheet.

On August 21, 1997, the Company issued 88,000 shares of unregistered, restricted common stock to Lawrence Flood for payment of a note payable. This issuance was valued at the balance of the note payable, $22,000, on the date of the transaction. This issuance paid the note payable due to Flood in full.
NOTE  10  -  WARRANTS
             --------

Changes  in  common  stock  warrants  were  as  follows:



                                                 For the Five
                                                    Months
                                                  Year Ended              Ended
                                                 December 31,         December 31,    Year Ended
                                                     1997                 1996       July 31, 1996
                                           -------------------------  -------------  -------------



Outstanding "A" warrants beginning. . . .                 1,372,000      1,800,000               -

Additional granted. . . . . . . . . . . .                         -        930,000       1,800,000
Exercised during period . . . . . . . . .                (1,372,000)    (1,358,000)              -
                                           -------------------------  -------------  -------------

Outstanding "A" warrants at end of period                         -      1,372,000       1,372,000
                                           =========================  =============  =============

Outstanding "B" warrants beginning. . . .                 1,365,000        900,000               -

Additional granted. . . . . . . . . . . .  -               (814,000)       465,000         900,000
Exercised during period . . . . . . . . .                  (551,000)             -               -
                                           -------------------------
Expired during period . . . . . . . . . .                         -              -
                                           -------------------------  -------------
                                                                  -
                                           =========================
Outstanding "B" warrants at end of period                 1,365,000        900,000
                                           =========================  =============

Outstanding "C" warrants beginning. . . .                 1,365,000        900,000               -

Additional granted. . . . . . . . . . . .                         -        465,000         900,000
Exercised during period . . . . . . . . .                  (501,000)             -               -
Expired during period . . . . . . . . . .                  (864,000)             -               -
                                           -------------------------  -------------  -------------

Outstanding "C" warrants at end of period                         -      1,365,000         900,000
-----------------------------------------  =========================  =============  =============



NOTE  11  -  INVESTOR  PAYABLE
             -----------------

The Company had investor payables totaling $103,000 and $662,680 at December 31, 1997 and 1996, respectively. These payable were incurred because the Company received cash from investors to exercise and purchase stock before year end, however, the shares were not issued until after year end. At
December 31, 1997, the unissued common stock consisted of 1,248,000 "A" warrants exercised at various prices and 575,775 shares purchased at $.45 per share. At December 31, 1997, unissued common stock consisted of 103,000 "B" warrants exercised at $1.00 per share. All unissued shares were subsequently issued after year end reducing these payables to zero.
NOTE  12  -SHAREHOLDER  MEETING
           --------------------

On March 22, 1997, Tri-Valley held its annual shareholders meeting in Santa Barbara, California. The shareholders were presented with four items on the proxy to vote on. Management's slate of directors, increase of stock authorization from 15 million to 50 million shares, the independent accountants, and ratification of the boards past actions were the four items on the ballot, and they were all approved by the shareholders.


NOTE  13  -  POTENTIAL  ACQUISITIONS
             -----------------------

The Company is presently investigating the viability of acquiring 26 wireless communication licenses held by five partnerships and is currently performing due diligence relating to this potential transaction. All costs associated with the possible acquisition have been capitalized in accordance with generally accepted accounting principles.


NOTE  14  -  SUBSEQUENT  EVENTS
             ------------------

Subsequent to year end, the Company purchased a telecommunications tower belonging to Northeast Telecom, Inc. for $50,000 from the U.S. Trustee of the Chapter 7 bankruptcy of Northeast Telecom, Inc. The Company intends to rent antennae space on the tower to various telecommunications customers in the area. The tower can hold up to twenty antennae, and management has estimated that potential rental revenue should be roughly equivalent to $800 per antennae per month.
     TRI-VALLEY  CORPORATION
     SUPPLEMENTAL  INFORMATION  ABOUT  OIL  AND  GAS  PRODUCING
     ACTIVITIES  (UNAUDITED)


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

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the year ended December 31, 1997, the transition period ended December 31, 1996 and for the year ended July 31, 1996. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

It should be recognized that applying current costs and prices and a 10 percent standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves. Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization at December 31, 1997 are as follow:



                                             Transition
                                             Year Ended     Period Ended
                                            December 31,    December 31,     Year Ended
                                                1997            1996        July 31, 1996
                                           --------------  --------------  ---------------



Aggregate capitalized costs:
  Proved properties . . . . . . . . . . .  $     711,813   $     510,106   $      510,106
  Unproved properties . . . . . . . . . .        399,818         483,287          695,861
  Accumulated depletion, depreciation and
    amortization. . . . . . . . . . . . .       (378,899)       (250,396)        (233,259)
                                           --------------  --------------  ---------------

Net capitalized costs . . . . . . . . . .  $     732,732   $     742,997   $      972,708
-----------------------------------------  ==============  ==============  ===============


The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:



                               Transition
                               Year Ended    Period Ended
                              December 31,   December 31,     Year Ended
                                  1997           1996       July 31, 1996
                              -------------  -------------  --------------



Acquisition of producing
  properties and productive
  and non-productive acreage  $      33,566  $     212,574  $      112,703
----------------------------  =============  =============  ==============


Results  of  operations  from  oil  and  gas  producing  activities
-------------------------------------------------------------------

The results of operations from oil and gas producing activities are as follows:



                                                 Transition
                                                 Year Ended     Period Ended
                                                December 31,    December 31,     Year Ended
                                                    1997            1996        July 31, 1996
                                               --------------  --------------  ---------------



Sales to unaffiliated parties . . . . . . . .  $     767,626   $     470,300   $      872,386
Production costs. . . . . . . . . . . . . . .        (97,546)        (82,481)        (259,673)
Depletion, depreciation and
 amortization . . . . . . . . . . . . . . . .       (128,503)        (18,929)         (42,607)
                                               --------------  --------------  ---------------

                                                     541,577         368,890          570,106
Income tax expenses . . . . . . . . . . . . .       (184,136)       (125,412)        (193,837)
                                               --------------  --------------  ---------------

Results of operations from activities before
  extraordinary items (excluding blending
  operations, corporate overhead and
   interest costs). . . . . . . . . . . . . .  $     357,441   $     243,478   $      376,269
---------------------------------------------  ==============  ==============  ===============


Changes  in  estimated  reserve  quantities
-------------------------------------------
The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 1997, December 31, and July 31, 1996, and changes in such quantities during each of the years then ended, were as follows:


                                                               Transition
                                                               Year Ended    Period Ended
                                                              December 31,   December 31,     Year Ended
                                                                  1997           1996       July 31, 1996
                                                              -------------  -------------  --------------

Oil                                                                Gas            Oil            Gas                Oil
  (BBL)                                                           (MCF)          (BBL)          (MCF)              (BBL)
------------------------------------------------------------  -------------  -------------  --------------  -------------------


Proved developed and
  undeveloped reserves:

Beginning of year. . . . . . . . . . . . . . . . . . . . . .           644      2,003,135             442   1,934,339  180,057
Revisions of previous estimates Extensions, discoveries and.          (274)      (273,214)            272                  (97)
  other additions. . . . . . . . . . . . . . . . . . . . . .             -
Production . . . . . . . . . . . . . . . . . . . . . . . . .            79        497,112               -             (111,261)
                                                                                                            -------------------
                                                                      (225)      (323,879)            (70)                (210)
                                                              -------------  -------------  --------------  -------------------
End of year. . . . . . . . . . . . . . . . . . . . . . . . .     2,003,135
                                                              =============
                                                                       224      1,903,154             644                  442
                                                              =============  =============  ==============  ===================

Proved developed reserves:

Beginning of year. . . . . . . . . . . . . . . . . . . . . .           644      2,003,135             442            1,934,339
                                                              =============  =============  ==============  ===================

End of year. . . . . . . . . . . . . . . . . . . . . . . . .           224      1,903,154             644            2,003,135
                                                              =============  =============  ==============  ===================







Oil                                                              Gas
  (BBL)                                                         (MCF)
------------------------------------------------------------  ----------


Proved developed and
  undeveloped reserves:

Beginning of year. . . . . . . . . . . . . . . . . . . . . .        367   1,888,231
Revisions of previous estimates Extensions, discoveries and.   (206,836)
  other additions
Production . . . . . . . . . . . . . . . . . . . . . . . . .        382     525,475

                                                               (272,531)
                                                              ----------
End of year

                                                              1,934,339
                                                              ==========

Proved developed reserves:

Beginning of year. . . . . . . . . . . . . . . . . . . . . .        367   1,888,231
                                                              ==========  =========

End of year. . . . . . . . . . . . . . . . . . . . . . . . .        442   1,934,339
                                                              ==========  =========


Standardized  measure  of  discounted future net cash flows relating to proved
------------------------------------------------------------------------------
oil  and
--------
gas  reserves
-------------
A standardized measure of discounted future net cash flows is presented below for the year ended December 31, 1997, the transition period ended December 31, 1996 and the year ended July 31, 1996.

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



                                             Transition
                                             Year Ended     Period Ended
                                            December 31,    December 31,     Year Ended
                                                1997            1996        July 31, 1996
                                           --------------  --------------  ---------------



Future cash in flows. . . . . . . . . . .  $   4,166,677   $   3,098,724   $    2,989,560
Future production and development costs .       (990,987)       (660,118)        (608,480)
Future income tax expenses. . . . . . . .       (380,077)       (259,282)        (674,158)
                                           --------------  --------------  ---------------

Future net cash flows . . . . . . . . . .      2,795,613       2,179,324        1,706,922
                                           --------------  --------------  ---------------

10% annual discount for estimated timing
  of cash flows . . . . . . . . . . . . .      1,038,418         784,623          580,012
                                           --------------  --------------  ---------------

Standardized measure of discounted future
  net cash flow . . . . . . . . . . . . .  $   1,757,195   $   1,394,701   $    1,126,910
-----------------------------------------  ==============  ==============  ===============


Changes in standardized measure of discounted future net cash flow from proved
------------------------------------------------------------------------------
reserve  quantities
-------------------

This statement discloses the sources of changes in the standardized measure from year to year. The amount reported as "Net changes in prices and production costs" represents the present value of changes in prices and production  costs  multiplied  by  estimates  of  proved  reserves  as  of the beginning of the year. The "accretion of discount" was computed by multiplying the ten percent discount factor by the standardized measure as of the beginning of the year. The "Sales of oil and gas produced, net of production costs" is expressed in actual dollar amounts. "Revisions of previous quantity estimates" is expressed at year-end prices. The "Net change in income taxes" is computed as the change in present value of future income taxes.
57

Changes in standardized measure of discounted future net cash flow from proved
------------------------------------------------------------------------------
reserve  quantities  (Continued)
-------------------



                                                          Transition
                                                          Year Ended     Period Ended
                                                         December 31,    December 31,     Year Ended
                                                             1997            1996        July 31, 1996
                                                        --------------  --------------  ---------------



Standardized measure - beginning of period . . . . . .  $   1,394,701   $   1,126,910   $      835,771
                                                        --------------  --------------  ---------------

Sales of oil and gas produced, net of production costs       (670,080)       (387,819)        (612,715)
                                                        --------------  --------------  ---------------

Revisions of estimates of reserves provided in
  in prior years:
    Net changes in prices and production costs . . . .        149,033        (195,368)         985,846
Revisions of previous quantity estimates . . . . . . .       (614,464)        342,108         (390,920)

Extensions, discoveries and improved recovery. . . . .      1,123,473               -          933,148
                                                        --------------  --------------  ---------------

Accretion of discount. . . . . . . . . . . . . . . . .        139,470         112,691           83,577
Changes in production rates (timing) and other . . . .        114,268          18,697         (118,400)
                                                        --------------  --------------  ---------------

Net change in income taxes . . . . . . . . . . . . . .        120,794         414,876         (589,397)
                                                        --------------  --------------  ---------------

Net increase . . . . . . . . . . . . . . . . . . . . .        362,494         267,791          291,139
                                                        --------------  --------------  ---------------

Standardized measure - end of period . . . . . . . . .  $   1,757,195   $   1,394,701   $    1,126,910
------------------------------------------------------  ==============  ==============  ===============

                                    ------
                                   PART III
                                   --------


ITEM  8.  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE
-------------------------------------------------------------------

None.


ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
------------------------------------------------------------------

The  following  information  is  furnished  with  respect  to  each  director:

                    Year  First
                    Elected  as                    Position  With
Name  of  Director                    Age          Director *          Company
------------------                    ---          ----------

F.  Lynn  Blystone                    62              1974          President,
                              Chief  Executive
                              Officer

Dennis  P.  Lockhart                    51                  1982          None

Milton  J.  Carlson                    68                   1985          None

Earl  H.  Biestline                    82                   1992          None

Loren  J.  Miller(1)                    53                  1992          None


* - Term as director continues until his successor is duly elected upon annual shareholders meeting or duly appointed during the interim.

(1)-  Audit  Representative

The following is a list of Tri-Valley executive officers, their ages and their positions and offices:

Name                    Age              Position and Date Elected to Position
----                    ---              -------------------------------------

F.  Lynn  Blystone          62          President and Chief Executive Officer,
                    TVC/TVOG/TVPC  (October  9,  1981)


Thomas  J.  Cunningham               55          Treasurer and Chief Financial
Officer
                    TVC/TVOG/TVPC  (February  28,  1997)

------



F.  LYNN BLYSTONE - 62          President and Chief Executive Officer     1974
----------------------
                         Tri-Valley  Corporation,  and  its  wholly
                         Owned  subsidiary,  Tri-Valley  Oil  &  Gas
                         Co.,  Bakersfield,  California

     Mr. Blystone became president of Tri-Valley Corporation in October, 1981, and was nominally vice president from July to October, 1981. His background includes institution management, venture capital and various management functions for a mainline pipeline contractor including the Trans Alaska Pipe-line Project. He has founded, run and sold companies in several fields including Learjet charter, commercial construction, municipal finance and land development. He is also president of a family corporation, Bandera Land Company, Inc., with real estate interests in Kern, Riverside and Orange Counties California. A graduate of Whittler College, California, he did graduate work at George Williams College, Illinois in organization management. He gives full time to Tri-Valley.


DENNIS  P.  LOCKHART  -  51             President                         1982
---------------------------
                         Heller  International  Group,  Inc.
                         Chicago,  Illinois

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


MILTON  J.  CARLSON  -  68                    Investor,  Kalispell,  Montana
--------------------------
1985
---

     Mr. Carlson is a principal in Earthsong Corporation which, in part, consults on environmental matters and performs environmental audits for government agencies and public and private concerns. Until its merger with another firm, Mr. Carlson formerly was vice president and corporate secretary of Union Sugar Company, a $100 million unit of Sara Lee Corporation. He was involved in representing industrial end users of energy tthrough the California Manufacturers Association as the former chairman of the CMA steering committee of the standing energy and environmental committees. Mr. Carlson was also the energy and environmental representative with Sara Lee energy advisory group and monitored related matters before the California Public Utilities Commission and Energy Commission as well as serving as the legislative representative in Sacramento and Washington, D.C. Mr. Carlson attended the University of Colorado at Boulder and the University of Denver.





LOREN  J.  MILLER,  CPA  - 53          Controller                         1992
-----------------------------
                         Petro  America,  Inc.
                         Long  Beach,  California

     Mr. Miller has served in a treasury and chief financial officer capacity as Vice president successively of Hershey Oil Corporation and Mock Resources, Inc. Prior to that he was vice president and general manager of Tosco Production Finance Corporation and formerly a senior auditor with Touche Ross & Co. He is experienced in exploration, production, product trading, refining and distribution as well as corporate finance. He holds a B.S. in accounting and a M.B.A. in finance from the University of Southern California.


EARL  H.  BEISTLINE,  LLD.  -  82                    Mining  Consultant
---------------------------------
1992
---
                         Fairbanks,  Alaska

     Dr. Beistline is a past chairman of the Alaska State Minerals Commission and Dean Emeritus of the School of Mineral Industry of the University of Alaska. Born in Juneau, he has achieved a special position in Alaska during its transition from territorial status into statehood. He has numerous honors from local, state and federal governments, academia, professional and civic organizations and the mineral industry. An active miner in the Central-Circle Mining District, Dr. Beistline also serves as a director of one of the state's primary companies, Usibelli Coal Mines, Inc. He holds a Bachelor of Mining Engineering, Engineer of Mines and Honorary Doctor of Law degree from the University of Alaska.


THOMAS  J.  CUNNINGHAM - 55     Treasurer and Chief Financial Officer     1997
---------------------------
                         Tri-Valley  Corporation,  and  its  wholly
                         Owned  subsidiary,  Tri-Valley  Oil  &  Gas
                         Company,  Bakersfield,  California

     Named as Tri-Valley Corporation's Treasurer and Chief Financial Officer on February 1997, Mr. Cunningham has over 25 years experience in corporate
finance,  Securities  and         Exchange Commission public company reporting
shareholder relations, and employee benefits. In his career he served as Staff Accountant for Forest Oil, Accounting Company, and as Executive Vice President, Chief Financial Officer and Director for Star Resources, Inc. Most recently he was a Management Consultant in finance, marketing and human resource matters including employee benefit planning. He received his education in accounting and business administration from Angelo State University, Texas.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------


The following table summarizes the compensation of the chairman of the board and the president of the Company and its subsidiaries, F. Lynn Blystone, for the fiscal year ended December 31, 1997, and for the fiscal years ended July 31, 1996, and 1995.

                                                       Long Term
                                                     Compensation
                                Annual Compensation          Awards
                                -------------------          ------
           (a)          (b)          ( c )          (d)          (e)
                                          Other          Securities
       Name          Period Covered          Salary          Compensation
       ----          --------------          ------          ------------
                              Underlying Options
                              ------------------

               F. Lynn          FYE 12/31/97          $197,660(1)
                                  195,000(2)
                   Blystone, CEO          5 Mo. Ended 12/31/96
                                            $42,250(1)
                                             FYE   7/31/96          $49,610(1)
                                             FYE   7/31/95          $43,750(1)

(1) Includes salary that was deferred when Mr. Blystone took a reduced salary in 1996.
(2)          95,000  options  expired  unexercised  in  December,  1997.

Aggregated  1997  Option  Exercises  and  Year-End  Values
----------------------------------------------------------

The following table summarizes the number and value of all unexercised stock options held by the Named Officers and Directors at the end of 1997.

                        ( A )          ( B )     ( C )
                    Number of Securities     Value of Unexercised In-
                  Underlying Unexercised     The-Money Options/SARs at
                       Options/SARs at FY-End (#)     FY-End ($)*

     NAME          EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
     ----          -------------------------     -------------------------

                  F. Lynn Blystone          100,000/0     0/0

              Dennis P. Lockhart          30,000/0     $18,750/0
                                 40,000/0     $23,000/0

               Milton J. Carlson          30,000/0     $18,750/0
                                 40,000/0     $23,000/0

                Loren J. Miller          30,000/0     $18,750/0
                                 40,000/0     $23,000/0

               Earl H. Beistline          20,000/0     $12,500/0
                                 40,000/0     $23,000/0



ITEM  10.  EXECUTIVE  COMPENSATION(CONTINUED)
----------------------------------

     *Based on a fair market value of $1.125 per share, which was the closing bid price of the Company's Common Stock in the Nasdaq National Market System on December 31, 1997.

Compensation  of  Directors
---------------------------

The Company compensates non-employee directors for their service on the board of directors. No directors received any stock options in 1997. The following tables sets forth information regarding the cash compensation paid to outside directors in 1997.

                                  (A)     (B)

                                 NAME     FEES
                                 ----     ----

                           Earl Beistline     $3,800

                           Milton Carlson     $3,800

                         Dennis P. Lockhart     $3,450

                          Loren J. Miller     $3,800


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS AND MANAGEMENT
------------------------------------------------------------------------------

As of December 31, 1997, there were 18,922,248 shares of the Company's common stock outstanding. The following persons were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock:

                              Number of          Percent of
                Name and Address          Shares          Total
                ----------------          ------          -----

Dennis  Vaughan
2298  Featherhill  Road
           Santa Barbara, CA 93108          1,033,200          5.6%


The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 1997 by each director, by each of the executive officers named in Item 11, and by all executive officers and directors as a group:


                              Number of          Percent of
                Directors          Shares(1)          Total(2)
                ---------          ---------          --------

              F. Lynn Blystone          498,909     (3)     2.6%

                Dennis P. Lockhart          122,091          *


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND
--------------------------------------------------------------------
MANAGEMENT(CONTINUED)
-----------------

                              Number of          Percent of
                Directors          Shares(1)          Total(2)
                ---------          ---------          --------

                 Milton J. Carlson          129,000          *

                  Loren J. Miller          95,300          *

                 Earl H. Beistline          78,000          *

Total  group  (all  directors  and
------------
         Executive officers - 5 persons)          923,300          4.8%

*Less  than  1%

(1) Includes shares which the listed shareholder has the right to acquire, from options, before September 30, 1998 as follows: Dennis P. Lockhart 70,000; Milton J. Carlson 70,000; Loren J. Miller 70,000 and Earl H. Beistline
60,000.    F.  Lynn  Blystone  has  100,000.

(2) Based on total outstanding shares of 18,922,248 as of December 31, 1997. The persons named herein have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

(3) Includes 23,400 shares held in the name of Bandera Land Company, Inc., a family corporation of which Mr. Blystone is the president.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

None.


ITEM  13.  EXHIBITS,  LISTS,  AND  REPORTS  ON  FORM  8-K
---------------------------------------------------------

(a)          Exhibits.

                                    Exhibit
             Number          Description of Exhibit          Page
             ------          ----------------------          ----

                3          Articles of Incorporation          *


*Included as exhibit in the Registrant's Registration Statement and is hereby incorporated by reference herein.


ITEM  13.  EXHIBITS,  LISTS,  AND  REPORTS  ON  FORM  8-K(CONTINUED)
---------------------------------------------------------

(b)          Reports  on  Form  8-K

- October 2, 1997 the Company filed an 8-K to report it had put on production two wells which increased monthly gas production by 68%.

- December 5, 1997 the Company filed and 8-K to report its withdrawal of a registration for a public stock offering.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

___May  14__________,  1998       By:_/s/ F. Lynn Blystone____________________
                                F.  Lynn  Blystone
                                President,  Chief  Executive  Officer  and
                                Director


___May  21__________,  1998      By:__/s/ Thomas J. Cunningham________________
                                Thomas  J.  Cunningham
                                Treasurer,  Chief  Financial  Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:



__May  22___________,  1998      By:__/s/ Dennis P. Lockhart__________________
                                Dennis  P.  Lockhart,  Director



__May  15___________,  1998      By:__/s/ Milton J. Carlson___________________
                                Milton  J.  Carlson,  Director



_May  19____________,  1998      By:__/s/ Earl H. Beistline___________________
                                Earl  H.  Beistline,  Director



_May  21____________,  1998       By:__/s/ Loren J. Miller____________________
                                Loren  J.  Miller,  Director