Form 10QSB
period 1998-03-31
TRI VALLEY CORP
filed 1998-05-22
CIK 22551

1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB

(Mark  One)

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  AND  EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  March  31,  1998

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

                             [ ]              [X ]
                              No             Yes

The number of shares of Registrant's common stock outstanding at April 30, 1998 was 19,061,248.
                            TRI-VALLEY CORPORATION

                                     INDEX


                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets March 31, 1998 and
    December 31, 1997. . . . . . . . . . . . . . . . . . .     3

  Consolidated Statements of Operations for the three
    months ended March 31, 1998 and 1997 . . . . . . . . .     5

  Consolidated Statements of Cash Flows for the three
    months ended March 31, 1998 and 1997 . . . . . . . . .     6

  Notes to Consolidated Financial Statements . . . . . . .     7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . .     8


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . .    11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .    12



                        PART I - FINANCIAL INFORMATION

                                       3

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
            ----------------------------------------------

                            TRI-VALLEY CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                    ASSETS



                                     March 31, 1998   Dec. 31, 1997
                                     ---------------  --------------
Current Assets
  Cash. . . . . . . . . . . . . . .  $     2,066,727  $    2,778,592
  Accounts receivable, trade. . . .          437,655         696,758
  Note Receivable . . . . . . . . .          125,000         125,000
  Prepaid expenses. . . . . . . . .            2,029           2,029
                                     ---------------  --------------

    Total Current Assets. . . . . .        2,631,411       3,602,379
                                     ---------------  --------------

Property and Equipment, Net . . . .          837,148         821,614
                                     ---------------  --------------

Other Assets
  Deposits. . . . . . . . . . . . .          100,000         100,000
  Acquisition Costs . . . . . . . .          169,085         119,007
  Investments in partnerships . . .            8,421           8,421
  Other . . . . . . . . . . . . . .           13,908          13,908
  Well Database (net of accumulated
    amortization of $1,924 at
    March 31, 1998 and $1,539
    at December 31, 1997. . . . . .           92,726          93,111
  Goodwill (net of accumulated
    amortization of $180,767 at
  March 31, 1998 and $178,055
    at December 31, 1997. . . . . .          253,086         255,798
                                     ---------------  --------------

      Total Other Assets. . . . . .          637,226         590,245
                                     ---------------  --------------

      Total Assets. . . . . . . . .  $     4,105,785  $    5,014,238
                                     ===============  ==============


     The accompanying notes are an integral part of these condensed financial statements.

                                       6







                     LIABILITIES AND SHAREHOLDERS' EQUITY


                                         March 31, 1998    Dec. 31, 1997
                                        ----------------  ---------------
CURRENT LIABILITIES
  Notes and contracts payable. . . . .  $        63,079   $       90,667
  Trade accounts payable . . . . . . .          127,362           74,796
  Amounts payable to joint venture
    participants . . . . . . . . . . .          368,058          605,431
  Advances from joint venture
    participants . . . . . . . . . . .        1,435,609        1,845,064
  Due to related parties . . . . . . .           81,028           96,532
  Accrued expenses and
   other liabilities . . . . . . . . .                0                0
                                        ----------------  ---------------

    Total Current Liabilities. . . . .        2,075,136        2,712,490
                                        ----------------  ---------------

Long-term Portion of Notes and
  Contracts Payable. . . . . . . . . .           13,950           13,950
  Investor Payable . . . . . . . . . .                -          103,000
                                        ----------------  ---------------

Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    50,000,000 shares authorized;
    19,060,248  and  18,922,248 issued
    and outstanding at March 31, 1998
    and Dec. 31, 1997, respectively. .           19,055           18,922
  Less:  Common stock in treasury,
   at cost, 156,925 shares . . . . . .          (28,639)         (28,639)
  Capital in excess of par value . . .        8,161,438        8,048,331
  Accumulated deficit. . . . . . . . .       (6,135,155)      (5,853,816)
                                        ----------------  ---------------

    Total Shareholders' Equity . . . .        2,016,699        2,184,798
                                        ----------------  ---------------

    Total Liabilities and
      Shareholders' Equity . . . . . .  $     4,105,785   $    5,014,238
                                        ================  ===============


                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                    For  the  Three  Months
                                    -----------------------
                                       Ended  March  31,
                                       -----------------

                                       1998          1997
                                   ------------  ------------
Revenues
  Sale of oil and gas . . . . . .  $   219,483   $   155,932
  Other income. . . . . . . . . .       38,466        11,085
  Interest income . . . . . . . .       24,912         8,542
                                   ------------  ------------

    Total Revenues. . . . . . . .      282,861       175,559
                                   ------------  ------------


Cost and Expenses
  Oil and gas lease expense . . .       43,630        49,481
  Mining exploration expense. . .      111,633           -0-
  Depletion, depreciation and
    amortization. . . . . . . . .       38,291        17,580
  Interest. . . . . . . . . . . .        2,027        28,789
  General and administrative. . .      361,116       345,303
                                   ------------  ------------

    Total Cost and Expenses . . .      556,697       441,153
                                   ------------  ------------

Net Loss. . . . . . . . . . . . .  $  (273,836)  $  (265,594)
                                   ============  ============


Net Loss per Common Share . . . .  $      (.01)  $      (.01)
                                   ============  ============

Weighted Average Number of Shares   19,060,248    14,257,861
                                   ============  ============


                            TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                 For  the  Three  Months
                                                 -----------------------
                                                    Ended  March  31,
                                                    -----------------

                                                    1998         1997
                                                 -----------  -----------
Cash Flows from Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . .  $ (273,836)  $ (265,594)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization.      38,291       17,580
      Changes in operating capital:
      Amounts receivable. . . . . . . . . . . .     251,604     (196,401)
      Deposits. . . . . . . . . . . . . . . . .           0            -
      Trade accounts payable. . . . . . . . . .      52,566       86,249
      Amounts payable to joint venture
        participants and related parties. . . .    (252,877)     707,534
      Advances from joint venture
        participants. . . . . . . . . . . . . .    (409,455)     305,605
      Accrued expenses and other liabilities. .           0            0
                                                 -----------  -----------

Net Cash Used by Operating Activities . . . . .    (593,707)     654,973
                                                 -----------  -----------

Cash Flows from Investing Activities
  Capital expenditures. . . . . . . . . . . . .    (100,810)    (122,684)
                                                 -----------  -----------

Cash Flows from Financing Activities
  Investor payable. . . . . . . . . . . . . . .    (103,000)    (662,680)
  Principal payments on long-term debt. . . . .     (27,588)        (827)
  Proceeds from issuance of common stock. . . .     113,240    2,307,575
                                                 -----------  -----------
      Net Cash Provided by Financing Activities     (17,348)   1,644,068
                                                 -----------  -----------

Net Increase in Cash and Cash Equivalents . . .    (711,865)   2,176,357
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . .   2,778,592      894,365
                                                 -----------  -----------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . .  $2,066,727   $3,070,722
                                                 ===========  ===========



                                       8

                            TRI-VALLEY CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                          FOR THE THREE MONTHS ENDED
                            MARCH 31, 1998 AND 1997
                                  (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 1998, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1997.




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

Petroleum  Activities
---------------------

In  1997  the  Company  drilled and completed the Pimentel 1-15 in the city of
Tracy, CA. Due to delays in the acquisition of a section of pipeline and permitting, the pipeline has not been constructed. However, the Company expects to begin construction of the pipeline in the near term, weather permitting. Bids for the construction have been solicited and received back by the Company. The Company expects to have the Pimentel 1-15 connected and to begin production within the next few months.

In 1998 the Company drilled the Holly Sugar No. 1. The data from the well was exactly what the Company had anticipated. However, the sands appear to be not of reservoir quality. Therefore the company is still evaluating the results of this well.

The Company began drilling a well in the Santa Maria area of the central coast of California. This well marks the entrance for the Company back into the oil exploration and production side of the Industry. The company has not been exploring for oil in a number of years.

Precious  Metals  Activities
----------------------------

Discussions are continuing between the Company and several major mining companies and also with some junior mining companies. These discussions are related to a proposed joint venture of the gold mining claims the Company has on approximately 44 square miles not far from Fairbanks, Alaska. The Company hired an independent mining geologist to analyze the claim block. The results are extremely encouraging to the Company as to the potential of this claim. Therefore this summer season, the Company is proceeding with its own exploration and development of a portion of this claim by processing a large portion of the 100,000 ton pre-crushed ore body that was previously extracted in years past. The company has contracts in place with sub-contractors to perform these activities.

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         ---------------------------------------------------------------------
           OF  OPERATIONS  (Continued)
           --------------

BUSINESS  REVIEW  (continued)

Telecommunications
------------------

For over a year the Company has been trying to complete its due diligence to enable it to acquire the assets of five telecommunication partnerships. The Company is expecting to make a final decision within the next few months whether it will go forward with this acquisition or to terminate it.

Three  Months  Ended  March 31, 1998 as compared with Three Months ended March
------------------------------------------------------------------------------
31,  1997
---------

Revenues increased $107,302 this quarter over the same period in 1997 due to additional production from two wells that were drilled in mid 1997. Total revenue was $282,861 for the quarter ended March 31, 1998 compared to $175,559 for the period ending March 31, 1997.

Costs and expenses were higher this quarter due to the expenses incurred related to our mining activity. The expenses related to the mining operations are being expensed. In prior years these costs were capitalized. The company is preparing for additional exploration work on its gold mining claim and believes the revenue generated will more than offset any expenditures.


                          PART II - OTHER INFORMATION

                                      12

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


                               TRI-VALLEY  CORPORATION
                                    (Registrant)



      May  22,  1998            /s/  F.  Lynn  Blystone
                              -------------------------
                               F.  Lynn  Blystone
                               President  and  Chief  Executive  Officer