Form 10QSB
period 1998-06-30
TRI VALLEY CORP
filed 1998-08-12
CIK 22551

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  AND  EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  June  30,  1998

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

                              [ ]              [X ]
                               No             Yes

The number of shares of Registrant's common stock outstanding at June 30, 1998 was 19,063,248.
                             TRI-VALLEY CORPORATION

                                      INDEX


                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets June 30 1998 and
    December 31, 1997. . . . . . . . . . . . . . . . . . .     3

  Consolidated Statements of Operations for the six
    months ended June 30, 1998 and 1997. . . . . . . . . .     5

  Consolidated Statements of Cash Flows for the six
    months ended June 30, 1998 and 1997. . . . . . . . . .     6

  Notes to Consolidated Financial Statements . . . . . . .     7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . .     8


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . .    11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .    12



                                                               3



                         PART I - FINANCIAL INFORMATION

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
            ----------------------------------------------

                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                                     June 30, 1998   Dec. 31, 1997
                                     --------------  --------------
Current Assets
  Cash. . . . . . . . . . . . . . .  $      950,787  $    2,778,592
  Accounts receivable, trade. . . .         380,443         696,758
  Note Receivable . . . . . . . . .         125,000         125,000
  Prepaid expenses. . . . . . . . .           2,029           2,029
                                     --------------  --------------

    Total Current Assets. . . . . .       1,458,259       3,602,379
                                     --------------  --------------

Property and Equipment, Net . . . .         910,237         821,614
                                     --------------  --------------

Other Assets
  Deposits. . . . . . . . . . . . .         100,000         100,000
  Acquisition Costs . . . . . . . .         174,252         119,007
  Investments in partnerships . . .           8,421           8,421
  Other . . . . . . . . . . . . . .          13,908          13,908
  Well Database (net of accumulated
    amortization of $2,308 at
    June 30, 1998 and $1,539
    at December 31, 1997. . . . . .          92,341          93,111
  Goodwill (net of accumulated
    amortization of $183,478 at
  June 30, 1998 and $178,055
    at December 31, 1997. . . . . .         250,375         255,798
                                     --------------  --------------

      Total Other Assets. . . . . .         639,297         590,245
                                     --------------  --------------

      Total Assets. . . . . . . . .  $    3,007,793  $    5,014,238
                                     ==============  ==============



                            LIABILITIES  AND  SHAREHOLDERS'  EQUITY


                                     June 30, 1998    Dec. 31, 1997
                                     ---------------  ---------------
CURRENT LIABILITIES
  Notes and contracts payable. . . . $       34,877   $       90,667
  Trade accounts payable . . . . . .        196,215           74,796
  Amounts payable to joint venture
    participants . . . . . . . . . .        313,362          605,431
  Advances from joint venture
    participants . . . . . . . . . .        677,208        1,845,064
  Due to related parties . . . . . .         63,532           96,532
  Accrued expenses and
   other liabilities . . . . . . . .              0                0
                                     ---------------  ---------------

    Total Current Liabilities. . . .      1,285,194        2,712,490
                                     ---------------  ---------------

Long-term Portion of Notes and
  Contracts Payable. . . . . . . . .         13,950           13,950
  Investor Payable . . . . . . . . .              -          103,000
                                     ---------------  ---------------

Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    50,000,000 shares authorized;
    19,063,248  and  18,922,248 issued
    and outstanding at June 30, 1998
    and Dec. 31, 1997, respectively.         19,055           18,922
  Less:  Common stock in treasury,
   at cost, 159,425 shares . . . . .       (36,133)         (28,639)
  Capital in excess of par value . .      8,162,935        8,048,331
  Accumulated deficit. . . . . . . .    (6,437,208)      (5,853,816)
                                     --------------  ---------------

    Total Shareholders' Equity . . .      1,708,649        2,184,798
                                     --------------  ---------------

    Total Liabilities and
      Shareholders' Equity . . . . . $    3,007,793   $    5,014,238
                                     ===============  ===============
  The accompanying notes are an integral part of these
  condensed financial statements.

                                     7



                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For  the  Three  Months                          For  the  Six  Months


                                                 1998          1997          1998          1997
                                             ------------  ------------  ------------  ------------
Revenues
  Sale of oil and gas . . . . . . . . . . .  $   220,233   $   149,444   $   439,716   $   305,376
  Other income. . . . . . . . . . . . . . .       22,712        11,926        61,178        23,011
  Interest income . . . . . . . . . . . . .       25,882        34,133        50,793        42,674
                                             ------------  ------------  ------------  ------------

    Total Revenues. . . . . . . . . . . . .      268,827       195,503       551,687       371,061
                                             ------------  ------------  ------------  ------------

Cost and Expenses
  Oil and  gas lease expense. . . . . . . .       12,517         8,651        56,147        40,829
  Mining Exporation Expenses. . . . . . . .       22,101           -0-       133,733           -0-
  Depletion, depreciation and amortization.       38,291        17,580        76,583        35,159
  Interest. . . . . . . . . . . . . . . . .        1,421         4,628         3,447         8,925
  General administrative. . . . . . . . . .      496,554       187,948       857,670       557,744
                                             ------------  ------------  ------------  ------------

    Total Cost and Expenses . . . . . . . .      570,884       218,807     1,127,580       642,657
                                             ------------  ------------  ------------  ------------

Net Loss. . . . . . . . . . . . . . . . . .  $  (302,057)  $   (23,304)  $  (575,893)  $  (271,596)
                                             ============  ============  ============  ============

Net Income (Loss) per Common Share. . . . .  $      (.02)  $      (.02)  $      (.03)  $      (.03)
                                             ============  ============  ============  ============

Weighted Average Number of Shares . . . . .   19,063,248    17,957,915    19,063,248    17,957,915
                                             ============  ============  ============  ============
                      TRI-VALLEY CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)



                                                  For  the  Six  Months
                                                  ---------------------
                                                     Ended  June  30,
                                                     ----------------

                                                     1998         1997
                                                 ------------  -----------
Cash Flows from Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . .  $  (575,893)  $ (271,596)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization.      (76,583)     (35,159)
      Changes in operating capital:
      Amounts receivable. . . . . . . . . . . .      316,315     (187,679)
      Deposits. . . . . . . . . . . . . . . . .            0            -
      Trade accounts payable. . . . . . . . . .      121,419         (589)
      Amounts payable to joint venture
        participants and related parties. . . .     (325,069)    (122,491)
      Advances from joint venture
        participants. . . . . . . . . . . . . .   (1,167,856)     296,736
      Accrued expenses and other liabilities. .            0            0
                                                 ------------  -----------

Net Cash Used by Operating Activities . . . . .   (1,707,667)    (250,460)
                                                 ------------  -----------

Cash Flows from Investing Activities
  Capital expenditures. . . . . . . . . . . . .      (68,591)    (357,412)
                                                 ------------  -----------

Cash Flows from Financing Activities
  Investor payable. . . . . . . . . . . . . . .     (103,000)    (662,680)
  Principal payments on long-term debt. . . . .      (55,790)     131,515
  Proceeds from issuance of common stock. . . .      107,243    2,124,653
                                                 ------------  -----------
      Net Cash Provided by Financing Activities      (51,547)   1,593,488
                                                 ------------  -----------

Net Increase in Cash and Cash Equivalents . . .   (1,824,805)     985,616
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . .    2,778,592      894,365
                                                 ------------  -----------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . .  $   950,787   $1,879,981
                                                 ============  ===========



                                       10

                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1998 AND 1997
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

Computer  Issues  for  the  Year  2000
--------------------------------------

The Company is aware of the issues associated with the programming code in existing systems as the millennium (Year 2000) approaches. The Company has examined the computer software and is confident it will accommodate the Year 2000 issue. Additionally, the company is contacting its appropriate vendors to determine if they are equipped to handle the Year 2000 issue. The company expects to have all the responses from these vendors by the end of the third quarter of its fiscal year (9/30/98). The funds spent to make this determination are less than fifty dollars.

Petroleum  Activities
---------------------

The Company drilled and completed the Pimental 1-15 in 1997. Due to delays in acquiring part of an existing pipeline which included rights of way, the construction of the remaining portion of the pipeline was delayed. However, the pipeline section has been acquired and the remaining portion is being constructed. It is expected that this project will be completed in August.

In the first two quarters of this year the company drilled the Holly Sugar No. 1 and the Kantzer-Fox 1-24. These wells have been completed and we are evaluating these wells to determine the reservoir quality and production potential.

Tri-Valley is continuing to look for suitable producing properties or companies to acquire. Management feels there is an opportunity in the industry today for sound acquisitions due to the current low prices vis a vis the long term outlook.

Precious  Metals  Activities
----------------------------

The Company has signed an option agreement with Red Star Resources Corporation to explore and develop approximately 25 square miles of the Company's 45 square mile claim block in the Richardson Gold District of Alaska. Red Star will work on the Buck Trend on which Tri-Valley has delineated possible very large pluton-related gold system targets.
ITEM  2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           ---------------------------------------------------------------------
           OF  OPERATIONS  (Continued)
           --------------

BUSINESS  REVIEW  (continued)

Red Star Resources, a mining company based in Vancouver, B.C., can earn a 51% interest in the Buck property by carrying out $6,300,000 in work expenditures over the next five years, including $300,000 in the current year. The company must also pay Tri-Valley at least $700,000, including $25,000 on signing the agreement and $75,000 on approval by the Vancouver Stock Exchange, in staged payments as partial reimbursement for Tri-Valley's previous exploration costs.

The agreement will also give Red Star right of first refusal in the event that Tri-Valley decides to divest itself of its interest in its adjoining 20 square mile claim block, which includes the four mile long Democrat Dike. Tri-Valley is currently bulk sampling up to 100,000 tons of ore from a test pit in one of the Democrat Dike zones. The Company has contracts in place with sub-contractors to perform these activities.

Again this year Tri-Valley is utilizing the expertise of senior scientists from TsNIGRI, the principal mineral research institute in Moscow.

Telecommunications
------------------

The Company has been continuing its due diligence to determine if it will be able to make this acquisition. Currently an evaluation/report is being concluded to assist management of Tri-Valley in making this determination. The Company intends to have its decision no later than the end of the third quarter.

Three  Months  Ended  June 30, 1998 as compared with Three Months ended June 30,
--------------------------------------------------------------------------------
1997
----

Revenues were $70,789 greater for the quarter ended June 30, 1998, compared to the same period last year. Total revenue was $268,827 for the period ending
June  30,  1998,  compared  to  $195,503  for  the  period ending June 30, 1997.

Costs and expenses increased this quarter due to increased lease expenses, and the cost of carrying the lawsuit which has entered its most expensive stage. Trial is set for August 11, 1998. Mining activity is now expensed as incurred, and our depletion, depreciation and amortization is more. The Company added to its staff this quarter when we hired a petroleum engineer, to screen producing properties and companies for possible acquisition.


                           PART II - OTHER INFORMATION

                                       13

ITEM  1.          LEGAL  PROCEEDINGS
                  ------------------

The company is plaintiff in a lawsuit against a consulting geologist and a former officer of Tri-Valley Oil & Gas Company for fraud and theft of trade secrets.


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


                        TRI-VALLEY  CORPORATION
                                    (Registrant)



      June  12,  1998            /s/  F.  Lynn  Blystone
                               -------------------------
                                                          F.  Lynn  Blystone
               President  and  Chief  Executive  Officer