Form 10QSB
period 1998-09-30
TRI VALLEY CORP
filed 1998-11-12
CIK 22551

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X]    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  AND  EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  September  30,  1998

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

                              [ ]              [X ]
                               No             Yes

The number of shares of Registrant's common stock outstanding at September 30, 1998 was 19,063,248.
                             TRI-VALLEY CORPORATION

                                      INDEX


                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets September 30 1998 and
    December 31, 1997. . . . . . . . . . . . . . . . . . .     3

  Consolidated Statements of Operations for the nine
    months ended September 30, 1998 and 1997 . . . . . . .     5

  Consolidated Statements of Cash Flows for the nine
    months ended September 30, 1998 and 1997 . . . . . . .     6

  Notes to Consolidated Financial Statements . . . . . . .     7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . .     8


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . .    11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .    12



                                                               5



                         PART I - FINANCIAL INFORMATION

ITEM  1.    UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
            ----------------------------------------------

                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                                     September 30, 1998   Dec. 31, 1997
                                     -------------------  --------------
Current Assets
  Cash. . . . . . . . . . . . . . .  $           188,884  $    2,778,592
  Accounts receivable, trade. . . .              305,446         696,758
  Note Receivable . . . . . . . . .              125,000         125,000
  Prepaid expenses. . . . . . . . .                2,029           2,029
                                     -------------------  --------------

    Total Current Assets. . . . . .              621,359       3,602,379
                                     -------------------  --------------

Property and Equipment, Net . . . .              978,054         821,614
                                     -------------------  --------------

Other Assets
  Deposits. . . . . . . . . . . . .              100,000         100,000
  Acquisition Costs . . . . . . . .              182,010         119,007
  Investments in partnerships . . .                8,421           8,421
  Other . . . . . . . . . . . . . .               13,913          13,908
  Well Database (net of accumulated
    amortization of $2,693 at
    Sept 30, 1998 and $1,539
    at December 31, 1997. . . . . .               91,957          93,111
  Goodwill (net of accumulated
    amortization of $186,189 at
  Sept 30, 1998 and $178,055
    at December 31, 1997. . . . . .              247,663         255,798
                                     -------------------  --------------

      Total Other Assets. . . . . .              643,964         590,245
                                     -------------------  --------------

      Total Assets. . . . . . . . .  $         2,243,377  $    5,014,238
                                     ===================  ==============



                            LIABILITIES  AND  SHAREHOLDERS'  EQUITY


                                     September 30, 1998    Dec. 31, 1997
                                     --------------------  ---------------
CURRENT LIABILITIES
  Notes and contracts payable. . . . $               822   $       90,667
  Trade accounts payable . . . . . .             517,695           74,796
  Amounts payable to joint venture
    participants . . . . . . . . . .             256,583          605,431
  Advances from joint venture
    participants . . . . . . . . . .              17,161        1,845,064
  Due to related parties . . . . . .              26,786           96,532
  Accrued expenses and
   other liabilities . . . . . . . .                   0                0
                                     --------------------  ---------------

    Total Current Liabilities. . . .             819,047        2,712,490
                                     --------------------  ---------------

Long-term Portion of Notes and
  Contracts Payable. . . . . . . . .              13,948           13,950
  Investor Payable . . . . . . . . .                   -          103,000
                                     --------------------  ---------------

Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    50,000,000 shares authorized;
    19,063,248  and  18,922,248 issued
    and outstanding at Sept. 30, 1998
    and Dec. 31, 1997, respectively.              19,055           18,922
  Less:  Common stock in treasury,
   at cost, 166,925 shares . . . . .             (39,424)         (28,639)
  Capital in excess of par value . .           8,162,935        8,048,331
  Accumulated deficit. . . . . . . .          (6,732,184)      (5,853,816)
                                     --------------------  ---------------

    Total Shareholders' Equity . . .           1,410,382        2,184,798
                                     --------------------  ---------------

    Total Liabilities and
      Shareholders' Equity . . . . . $         2,243,377   $    5,014,238
                                                        ====================  ===============
  The accompanying notes are an integral part of these
  condensed financial statements.

                                                                          6



                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For  the  Three  Months                          For  the  Nine  Months


                                                 1998          1997          1998          1997
                                             ------------  ------------  ------------  ------------
Revenues
  Sale of oil and gas . . . . . . . . . . .  $   197,037   $   153,668   $   636,753   $   459,044
  Other income. . . . . . . . . . . . . . .        8,454         6,220        69,632        29,231
  Interest income . . . . . . . . . . . . .       11,514        24,710        62,307        67,384
                                             ------------  ------------  ------------  ------------

    Total Revenues. . . . . . . . . . . . .      217,005       184,598       768,692       555,659
                                             ------------  ------------  ------------  ------------

Cost and Expenses
  Oil and  gas lease expense. . . . . . . .       25,545        24,399        81,692        65,228
  Mining Exploration Expenses. . . . . . .        35,644           -0-       169,377           -0-
  Depletion, depreciation and amortization.       38,291        17,580       114,874        52,739
  Interest. . . . . . . . . . . . . . . . .          799         3,751         4,246        12,676
  General administrative. . . . . . . . . .      411,703       196,539     1,269,373       754,283
                                             ------------  ------------  ------------  ------------

    Total Cost and Expenses . . . . . . . .      511,982       242,269     1,639,562       884,926
                                             ------------  ------------  ------------  ------------

Net Loss. . . . . . . . . . . . . . . . . .  $  (294,977)  $   (57,671)  $  (870,870)  $  (329,267)
                                             ============  ============  ============  ============

Net Income (Loss) per Common Share. . . . .  $      (.02)  $      (.02)  $      (.05)  $      (.02)
                                             ============  ============  ============  ============

Weighted Average Number of Shares . . . . .   19,063,248    18,343,915    19,063,248    18,343,915
                                             ============  ============  ============  ============
TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




                                                  For  the  Nine  Months
                                                  ----------------------
                                                     Ended  Sept  30,
                                                     ----------------
                                                     1998         1997
                                                 ------------  -----------
Cash Flows from Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . .  $  (870,870)  $ (329,267)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization.     (114,874)     (52,739)
      Changes in operating capital:
      Amounts receivable. . . . . . . . . . . .      391,312     (315,352)
      Deposits. . . . . . . . . . . . . . . . .            0            -
      Trade accounts payable. . . . . . . . . .      442,899       18,608
      Amounts payable to joint venture
        participants and related parties. . . .     (418,594)     (16,261)
      Advances from joint venture
        participants. . . . . . . . . . . . . .   (1,827,903)     (93,519)
      Accrued expenses and other liabilities. .            0            0
                                                 ------------  -----------

Net Cash Used by Operating Activities . . . . .   (2,398,030)    (683,052)
                                                 ------------  -----------

Cash Flows from Investing Activities
  Capital expenditures. . . . . . . . . . . . .     (102,785)    (584,619)
                                                 ------------  -----------

Cash Flows from Financing Activities
  Investor payable. . . . . . . . . . . . . . .     (103,000)    (662,680)
  Principal payments on long-term debt. . . . .      (89,845)     105,039
  Proceeds from issuance of common stock. . . .      103,952    2,145,670
                                                 ------------  -----------
      Net Cash Provided by Financing Activities      (88,893)   1,588,029
                                                 ------------  -----------

Net Increase in Cash and Cash Equivalents . . .   (2,589,708)     320,358
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . .    2,778,592      894,365
                                                 ------------  -----------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . .  $   188,884   $1,214,723
                                                 ============  ===========



                                       11

                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

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

Computer  Issues  for  the  Year  2000
--------------------------------------

The Company is aware of the issues associated with the programming code in existing systems as the millennium (Year 2000) approaches. This issue could potentially effect the accounting function of the Company. The Company has completed a review of the software and is confident the current software will accommodate the Year 2000 issue. The funds spent to make this determination are less than fifty dollars.

Petroleum  Activities
---------------------

The Company drilled and completed the Pimental 1-15 in 1997. Due to delays in acquiring part of an existing pipeline which included rights of way, the construction of the remaining portion of the pipeline was delayed. However, the pipeline section has been completed and the well was put on production October
23. We are currently adjusting the pressure and flow rate to determine the optimum production rate.

The Company announced that it is pursuing one of the nation's largest on shore oil and gas targets with an upside potential of more than 4 billion barrels of oil and 10 trillion cubic feet of gas in place. Tri-Valley Oil & Gas Company has taken leases in 23 sections along trend. The project is dubbed "Ekho" since it could potentially equal or exceed the famous nearby super giant Elk Hills
                                                                       - - -
Oilfield.

Precious  Metals  Activities
----------------------------

On June 25, 1998 the Company signed an offer/term sheet with Red Star Resources Corporation to explore and develop approximately 25 square miles of the Company's 45 square mile claim block in the Richardson Gold District of Alaska. That offer/term sheet expired on August 31, 1998. Subsequently, the company has entered into negotiations with a Canadian mining giant, Placer Dome and signed an exploration/development joint venture on approximately 75% of Tri-Valley's claim block.



ITEM  2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           ---------------------------------------------------------------------
           OF  OPERATIONS  (Continued)
           --------------

BUSINESS  REVIEW  (continued)

Placer Dome must spend a minimum of $6.5 million in work to earn 51% interest and by delivering a bankable feasibility study estimated to cost at least $6 million, Placer Dome may increase its interest to 80%. Tri-Valley retained approximately 12.5 square miles of claims covering a potentially high grade dike system to work for its own account.

During the summer field season, the Company set up an extensive crushing and recovery circuit to process partially crushed ore from the Democrat pit in order to sample the gold content and, hopefully, recover gold. While data was collected, gold recovery was minimal due to two factors. First it became apparent that free gold was not present in quantity and the gold value was locked up in sulphides which would require a chemical extraction phase and considerable permit burden. Second, thanks to El Nino, it turned out to be one of the wettest summers in 94 years of record keeping and storm activity severely inhibited and finally closed the operation.

Again this year Tri-Valley utilized the expertise of senior scientists from TsNIGRI, the principal mineral research institute in Moscow. Using their own proprietary prospecting techniques, TsNIGRI scientists have mapped multiple targets that could each host multi-million ounce deposits. In September, three TsNIGRI scientists revisted a geochemical anomaly they had identified in their 1991 reconnaissance of the Buckeye Creek area. An extension pattern of stream cuts and hand-dug prospect pits yielded samples of quartz with high gold, bismuth, tellurium and tungsten values and weaker arsenic values. These are mineral signatures found in recent discoveries of the four million plus ounce Fort Knox Mine to the north and the five million ounce Pogo Deposit to the southeast. It is this trend that formed the basis for the Tri-Valley/Placer Dome joint venture.

Telecommunications
------------------

For some time the Company has been conducting due diligence to determine if would be viable to acquire the assets of five telecommunication partnerships. Due to a number of obstacles, including the State of New Jersey's action against two of the partnerships, the Company has determined that it is not in the shareholders best interest to go further with this endeavor. Accordingly, Tri-Valley does not plan to make any offer to the partners to acquire any assets, and will proceed to recover the money it has lent the partnerships to reinvest in oil and gas projects it believes offer greater upside to Tri-Valley shareholders.

Corporate
---------

Over 60 people attended the August 22, 1998 shareholder meeting in San Francisco. An extensive question and answer period covered all aspects of the Company's activities (However, no information was given that was not already fully disclosed). Over 89% (17,032,377 out of 19,063,248) of the issued and outstanding shares voted. Management's slate of directors was reelected by a range of approximately 94% to 99% of the shares voting. The accounting corporation of Brown, Armstrong, Randall & Reyes was approved as auditors by over 99%.
ITEM  2.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           ---------------------------------------------------------------------
           OF  OPERATIONS  (Continued)
           --------------

BUSINESS  REVIEW  (continued)

The stock option plan for employees and directors was approved by over 85% and the actions of the board of directors since the previous shareholder meeting were ratified by over 96%.

Three  Months  Ended  September  30,  1998  as  compared with Three Months ended
--------------------------------------------------------------------------------
September  30,  1997
--------------------

The Company had revenues of $217,005 for the three months ended September 30, 1998 compared to $184,598 for the quarter ended September 30, 1997. Oil and gas sales increased by $43,369 due to increased production. This increase was due to the Company putting two new wells into production in the latter part of the third quarter in 1997. Therefore, this increased revenue was not realized for the full quarter ended September 30, 1997.

Costs and expenses were $511,982 for the quarter ended September 30, 1998 compared to $242,269 for the quarter ended September 30, 1997. This increase was due partially because the Company is now expensing its mining operations. In the past the Company capitalized these expenses. Depletion, depreciation and amortization expense increased $20,711 for this quarter compared to the same quarter in 1997. General and administrative costs increased $215,164 due in large part to the ongoing lawsuit. (See Item 1. Legal Proceedings.)

Nine  Months  Ended  September  30,  1998  as  compared  with  Nine Months ended
--------------------------------------------------------------------------------
September  30,  1997
--------------------

Revenue for the nine months ended September 30, 1998 was $768,692 compared to $555,569 for the nine months ended September 30, 1997. This increase was from increased gas production. Two wells were put into production in the third quarter of 1997, the revenue from these wells is reflected by the increase in production for the full nine months ended September 30, 1998.

Expenses increased for the nine months ended September 30, 1998 by $754,636. This increase was from lease operating expenses increasing $16,464 because of increased production activities. Mining expenses were $169,377, in prior years the Company capitalized these costs. However, the Securities and Exchange Commission has advised the Company these costs should be expensed. Interest expenses declined $8,430. General administrative expenses increased $515,090 partially because of the lawsuit pending.

 Tri-Valley does not expect to be profitable for the year ending December 31, 1998. However, due to expected increase in exploration activity for the year of 1999, the Company expects to be profitable for 1999.

The Company continues to evaluate and pursue domestic opportunities, which fit within the Company's business strategy. The Company is currently evaluating certain development and /or acquisition opportunities, but it is not presently known whether, or on what terms, such evaluations will result in future agreements or acquisitions.


                           PART II - OTHER INFORMATION

                                       14

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


                                   TRI-VALLEY  CORPORATION
                                    (Registrant)



      November  12,  1998          /s/  F.  Lynn  Blystone
                                   -------------------------
                                   F.  Lynn  Blystone
                                   President  and  Chief  Executive  Officer