Form 10QSB/A
period 1998-09-30
TRI VALLEY CORP
filed 1999-03-23
CIK 22551

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                 FORM 10-QSB/A-1

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

                                        3



ITEM  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders
-----------------------------------------------------------------------

Tri-Valley Corporation held its annual shareholder meeting in San Francisco, California on August 22, 1998. Over 89% (17,032,377 out of 19,063,248) of the
issued  and  outstanding  shares voted.  The items voted on and the results are:


                    Votes  For                    Votes Against          Abstain

-          Election  of  Directors:

Name

F.  Lynn  Blystone          15,974,413                  953,789          104,175

Earl  H.  Beistline         16,892,205                   35,997          104,175

Milton  J.  Carlson         16,885,902                   42,300          104,175

Dennis  P.  Lockhart        16,893,202                   35,000          104,175

Loren  J.  Millar           16,898,202                   30,000          104,175

- Appoint Brown, Armstrong, Randall & Reyes as independent accountants for the Company:
                            16,955,332                   43,995           33,050

-          Approve  incentive  stock  option  plan

                            14,524,525                2,269,082          238,770




                                   SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TRI-VALLEY  CORPORATION
                                    (Registrant)



      March  23,  1998            /s/  F.  Lynn  Blystone
                                -------------------------
                                F.  Lynn  Blystone
                                President  and  Chief  Executive  Officer