Form 10KSB
period 1998-12-31
TRI VALLEY CORP
filed 1999-03-24
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
ACT  OF 1934 FOR THE                         FISCAL YEAR ENDED DECEMBER 31, 1998
[FEE  REQUIRED}
[] TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's  Telephone  Number  Including  Area  Code:  (661)  837-9300

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

The  issuer's  revenues  for  the  most  recent  fiscal  year  were  $977,892.

As of December 31, 1998 19,088,248 common shares were issued and outstanding. As of February26, 1998, 19,088,248 common shares were issued and outstanding, and the aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on that date was approximately$6,910,870.

                       DOCUMENTS INCORPORATED BY REFERENCE
                            Articles of Incorporation








                                     PART I

ITEM  1.  BUSINESS
------------------

Tri-Valley Corporation, a Delaware corporation, is in the business of exploring, acquiring and developing prospective and producing petroleum and precious metals properties and interests therein. Our wholly owned subsidiary, Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities. TVOG derives the majority of its revenue from gas production. The precious metals activity is operated directly by Tri-Valley Corporation.

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



ITEM  1.  BUSINESS  (CONTINUED)
------------------

In 1996, the Company changed its fiscal year end from July 31 to December 31. Tri-Valley has 7 full time employees.

The Company is continuing a capital formation program that it began last year. This will give the Company the liquidity and flexibility to take advantage of opportunities for acquisitions as they are discovered.

Current  Year

Over 60 people attended the August 22, 1998 shareholder meeting in San Francisco. An extensive question and answer period covered all aspects of the Company's activities (However, no information was given that was not already fully disclosed). Management continues to enjoy very strong support. Over 89% (17,032,377 out of 19,063,248) of the issued and outstanding shares voted. Management's slate of directors was reelected by a range of approximately 94% to 99% of the shares voting. The accounting corporation of Brown, Armstrong, Randall & Reyes was approved as auditors by over 99%. The stock option plan for employees and directors was approved by over 85% and the actions of the board of directors since the previous shareholder meeting were ratified by over 96%.

The company drilled two additional wells in 1998. These wells are currently being evaluated as to production capability. A third well, which had been waiting on a pipeline hookup was put on line and began producing in October of 1998.


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

The company has retained the services of Cecil Engineering, an independent engineer, for the purposes of estimating the Company's net share of proved developed oil and gas reserves on all the Company's oil and gas properties at December 31, 1998. The Company does not include any undeveloped reserves in these reserve studies and, accordingly, only proved developed reserves are reported herein. Price is a material factor in the stated reserves of the Company, because higher prices permit relatively higher-cost reserves to be produced economically. Higher prices generally permit longer

ITEM  2.  PROPERTIES  (CONTINUED)
---------------------------------

recovery, hence larger reserves at higher values. Conversely, lower prices generally limit recovery to lower-cost reserves, hence smaller reserves. The process of estimating oil and gas reserve quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimated data at best.

The estimated future net recoverable oil and gas reserves from proved developed properties as of December 31, 1998, December 31, 1997 and December 31, 1996 were as follows:
                              BBL                   MCF
                              ---                 -----

December  31,  1998             Condensate     234     Natural Gas     1,434,499
December  31,  1997             Condensate     224     Natural Gas     1,903,154
December  31,  1996             Condensate     644     Natural Gas     2,003,135

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from the Company's proved developed oil and gas reserves, discounted at 10%, was $1,178,295 at December 31, 1998, $1,757,195 at December 31, 1997,and $1,394,701
at December 31, 1996. Reference is made to the unaudited supplemental information of the consolidated financial statements for further information on oil and gas reserves and estimated values.

The following table sets forth the net quantities of natural gas and crude oil produced by Registrant during:

                                                   Transition
                    Year Ended      Year Ended     Period Ended     Year Ended
                   December 31,     December 31,     December 31,     July 31,
                      1998            1997             1996            1996
                                    ----     ----     ----

Natural Gas (MCF)    277,946         323,879          111,261        272,931
Crude Oil (BBL)          137             225               70            210



The following table sets forth the average sales price and average production (lifting) cost per unit of oil and gas produced by registrant during:

                                                       Transition
                      Year Ended      Year Ended       Period Ended   Year Ended
                     December 31,     December 31,     December 31,     July 31,
                         1998            1997             1996           1996
                                    ----     ----     ----

Natural gas (per MCF)     $2.20          $2.40            $2.00          $2.00
Production  Costs
            (per MCF)       .20            .30              .10            .10

Net Profit per MCF        $2.00          $2.10            $1.90          $1.90




ITEM  2.  PROPERTIES  (CONTINUED)
---------------------------------

As of December 31, 1998, the Company had the following gross and net position in wells and developed acreage:

          Wells  (1)                              Acres  (2)
          ----------                              ----------

        Gross     Net                           Gross     Net
        -----     ---                           -----     ---
          12     5.125                           2192     645

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

(3) The above table, regarding net wells, recognizes only those wells in which the Company holds an overriding royalty interest or an earned working interest. Working interests to be earned at payout have not been included.

The following table sets forth the number of productive and dry exploratory and development wells drilled by the Company during:
                                             Transition
              Year Ended     Year Ended     Period Ended     Year Ended
             December 31,     December 31,     December 31,     July 31,
                1998*            1997             1996           1996
                                     ----     ----     ----

Exploratory
  Producing     -0-              1.0              1.0            1.0
  Dry           -0-              -0-              -0-            -0-

   Total        -0-              1.0              1.0            1.0

Development
  Producing     -0-              2.0              -0-            -0-
  Dry           -0-              -0-              -0-            -0-

   Total        -0-              2.0              -0-            -0-

*Two exploratory wells were drilled in 1998. No determination has been made as to the ability to commercially produce these wells.

The Company deals with both industry and sophisticated individual investors on its oil and gas projects.

The Company continually screens oil and gas prospects developed by the Company's own staff and by other sources for potential leasing.




ITEM  2.  PROPERTIES  (CONTINUED)
---------------------------------

The following table sets forth information regarding undeveloped oil and gas acreage in which the Company had an interest on December 31, 1998.

                  State          Gross Acres          Net Acres
                  -----          -----------          ---------

                California        10,960                6,783

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

The following table sets forth the information regarding the acreage position the Company has under lease in Alaska as of December 31, 1998:

    State          Gross Acres             Net Acres
    -----          -----------             ---------

   Alaska          33,000.00               32,660.00

Mineral properties claimed on Open State land require minimum annual assessment work of $100 worth per State of Alaska claim. The Company had no Federal claims, 1,678 State of Alaska claims, and 10 prospecting sites, totaling 66,281 net acres as of July 31, 1995. Subsequent to 1995, the Company reduced its claim block to 606 claims and prospecting sites totaling over 24,000 acres (over
37.5 square miles) to concentrate on the most advanced targets. In 1997 and 1998, the Company conducted additional staking to bring its present land position to approximately 33,000 acres (51.5 square miles). Expenditures on the Richardson, Alaska acreage have already carried forward annual assessment requirements more than four years on all its claims.

In 1991, Tri-Valley entered into an agreement with the Moscow based Central Research Institute of Geological Prospecting for Base and Precious Metals ("TsNIGRI") to demonstrate their proprietary technology for evaluating large areas of covered sub-arctic terrain. TsNIGRI has performed over 1,000 line miles of ground traverses for geological, geochemical, biochemical, hydrochemical sampling and geophysical profiles throughout Tri-Valley's claim block and surroundings. Over 5,000 samples have been run through a


ITEM  2.  PROPERTIES  (CONTINUED)
--------------------
variety of laboratory analysis including over 1,000 samples assayed by Bondar-Clegg, an industry accepted assay house. Physical gold has been found at 60 locations wide spread over a 20 mile swath on the claims and TsNIGRI has increased their forecast to over 2 million ounces of recoverable gold. Based on the results of this study of the Company's then 64 square mile lode gold claim block, Tri-Valley management believes it prudent for continued development of this precious metals segment of the Company.

In 1998, the Company retained the services of M. J. Bright and Associates, an independent registered geologist based in Denver, Colorado to analyze the data from one core drill site and surrounding trench samples at the Democrat Dike, to estimate probable reserves. M. J. Bright delineated 141,500 tons grading 0.11 ounces per ton (opt) or about 15,000 ounces, beginning at surface to 80 feet subsurface. An additional 12,000 ounces is indicated from an additional 20 feet depth of 108,500 tons also grading 0.11 opt. for a total of over 27,000 probable ounces. This occurs in an area approximately 1,200 feet long, 250 feet deep and 300 to 600 feet wide. This represents approximately 12 million tons projected to grade about 0.06 opt. for a possible resource of about 720,000 ounces. The Company is undertaking further review and exploration of the potential resources in this area.

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


ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

Tri-Valley Oil and Gas Co. v. ABA Energy Corporation et al, No. C97-02561 (Superior Court of Contra Costa County, California). TVOG is the plaintiff in a lawsuit for the theft of trade secrets and illegal use of proprietary information against a former officer, his company and TVOG's consulting geologist seeking damages and imposition of a constructive trust regarding certain disputed oil and gas properties. The amount, if any, which TVOG might recover is not determinable as of the date of this report. The evidentiary stage of the trial has been concluded and the Company is waiting on the Judge's ruling.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

------

                                     PART II
                                     -------

ITEM  5.  MARKET  PRICE  OF  THE REGISTRANT'S COMMON STOCK AND RELATED  SECURITY
--------------------------------------------------------------------------------
HOLDER  MATTERS
---------------

Shares of Tri-Valley Corporation stock are traded over-the-counter on the Electronic Bulletin Board under the symbol "TRIL". The following table shows the high and low bid and asked prices of Tri-Valley stock for the quarterly periods indicated as reported by the OTC Stock Journal:


                        Bid Prices          Asked Prices
                -----------  -------------
                   High         Low          High    Low
                -----------  -------------  -----  -----

1998:
First Quarter   $     1.688  $    .91      $1.63  $1.02
Second Quarter  $      .969  $    .53      $ .97  $ .69
Third Quarter   $      .719  $    .31      $ .78  $ .59
Fourth Quarter  $      .625  $    .19      $ .56  $ .38



                        Bid  Prices         Asked  Prices
                        -----------         -------------
                     High          Low     High          Low
          ----          ---          ----          ---


1997:
First  Quarter   $     2.938  $     .68     $3.00  $    .72
Second  Quarter  $     1.688  $    1.13     $1.81  $   1.31
Third  Quarter   $      1.50  $    1.13     $1.56  $   1.22
Fourth  Quarter  $     1.313  $     .88     $1.38  $    .97


As of December 31, 1998, the Company estimates that its common stock was held by 2,000 shareholders of record in 40 states and at least 4 foreign countries.

The Company historically has paid no dividends, and at this time does not plan to pay any dividends in the immediate future. Rather, the Company strives to add share value through discovery success. As of 3/05/99, the Company had 14 market makers for our stock. In 1998, trading volume exceeded 9.5 million shares.


Recent  Sales  of  unregistered  Securities
-------------------------------------------

During 1998, 123,000 "B" warrants were exercised at $1.00 each. The exercise of these warrants resulted in 123,000 new shares issued. These warrants were exercised by 6 individuals. The warrants were originally issued prior to 1997 in privately negotiated transactions exempt from registration under Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated by the Securities and Exchange Commission. There were 13,000 shares issued at $0.50 each and 5,000 issued at $0.75 each from the exercise of stock options held by two directors and one employee. Additionally, 25,000 shares were sold to an individual in private placement at a price of $0.50 per share exempt under Section 4(2) of the Securities Act of 1933.

------
ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION


Notice  Regarding  Forward-Looking  Statements
This report contains forward-looking statements. The words, "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee," and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of the Company's business, lending activities, relationship with customers, and development in the oil and gas industry. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.


Computer  Uncertainties  for  the  Year  2000
The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (Year 2000) approaches. The Company has examined the computer software and is confident it will accommodate the "Year 2000" issue. Additionally, the Company is contacting its appropriate vendors to determine if they are equipped to handle the Year 2000 issue. The
Company expects to have all the responses from these vendors by the end of the second quarter of its fiscal year 1999. The funds spent on this determination are less than fifty dollars.


Natural  Gas  Activities
In 1997 Tri-Valley Oil & Gas Company, the wholly owned subsidiary of Tri-Valley Corporation drilled the Pimentel 1-15. The well had been waiting for a pipeline hook-up until it was hooked up and began producing in October 1998.

The Company generally sells a percentage of production on a fixed contract price and the remainder at the monthly spot price. However, for 1999 the Company believes that continued weakness in the oil and gas sector will persist.
Therefore  the  Company  is  selling  100%  on  a  fixed  price  contract.

Our hydrocarbon reserves were valued by independent engineers at a net present value of $1,178,295 at December 31, 1998, a decrease of $578,900 from December 31, 1997 after taking into account the SEC mandatory 10% discount rate and also taking into consideration the effect of income tax. This value does not appear on the balance sheet because accounting rules require discovered reserves to be carried on the balance sheet at the cost of obtaining them rather than the actual future net revenue from producing them.

Tri-Valley arranges to be carried in the test wells on prospects. Therefore, it incurs very little cost and very little value of discovered reserves appear on the balance sheet despite the fact that reserves are a very important value to the Company,


Precious  Metals  Activity
The price of gold has fluctuated in the last 12 months from a high of $314.50 per oz. to a low of $274.60 per oz. However, the Company believes it can produce the gold at a cost that will still allow a significant profit.

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

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


Subsequent  Activities
----------------------

On March 22, 1999, Tri-Valley and Placer Dome U.S., Inc., executed a definitive agreement for PDUS to explore, develop and mine approximately 36 square miles of Tri-Valley's 50.5-square mile claim block at Richardson, Alaska.

Terms of the agreement called for PDUS to expend a minimum of US$6.5 million in work on the property and partially reimburse Tri-Valley for some of its previous exploration, all within five years, in order for PDUS to earn 51% interest in the property PDUS may earn an additional 29% interest by completing a bankable feasibility study on no less than 750,000 ounces of gold and enacting a positive production decision on same. Tri-Valley estimates such a study could cost in excess of US$10 million

Tri-Valley believes the PDUS exploration acreage hosts a massive gold-bearing zone system related to the pluton underlying Buck Mountain and the Buckeye Creek on the flank where samples grading high values of gold (1.5 opt), tellurium, bismuth and tungsten with weaker arsenic values were found.

Tri-Valley retained approximately 14.5 square miles for its own account, including a potentially high grade dike system and high grade creek as well as placer rights over the entire 51.5 square miles of claims and prospecting sites.


Telecommunications

Tri-Valley Corporation continued its due diligence in 1998 to try to acquire the assets of five telecommunication partnerships. In May of 1997, the Company loaned the partnership $125,000 dollars, which is secured by property, on a 6 month note which was subsequently extended for an additional period of time. This note is now in default.







ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION (CONTINUED)


RESULTS  OF  OPERATIONS
Comparison  of  Years  Ended  December  31,  1998  and  1997
Balance  Sheet
--------------

The Company had $191,226 cash on hand at December 31, 1998 compared to $2,778,592 as of December 31, 1997. This decrease was the result of the Company spending $1,710,032 that had been advanced to the Company from the joint interest partners for their participation in wells to be drilled during the year 1998. Accounts receivable are down for the year ended December 31, 1998 by $389,185 due to less drilling activity by the Company in 1998. The Company has a note receivable for a loan the Company made to the telecommunications partnership. This loan is now in default and has been reclassified as a non-current asset. However, the Company believes the collatteral for this loan is more than sufficient to satisfy this debt. Trade accounts payable are $507,730 greater for the year ended December 31, 1998 from the same period last year due in large part to the costs associated with the lawsuit.


Revenues

Oil and Gas sales increased to $833,380 for the period ended December 31, 1998 from $753,466 for the year ended December 31, 1997. This increase of $79,914 was due to two wells drilled in 1997 that produced for only part of the year in 1997. However, they produced for an entire year in 1998. Gas prices were favorable for 1998, the result of the Company selling its gas partially on a fixed price contract and a portion on the spot market. However, for 1999, the Company is selling on a fixed contract basis only as the Company is not convinced that gas prices for 1999 will remain strong. Interest income was down $29,259. This was due to fewer funds available to the company to invest in interest bearing accounts, as has been the case in preceding years. Other income was up $11,718 from increased overhead charges, which was the result of more well being operated.


Costs  and  Expenses
--------------------

Cost and expenses were up $597,630 from last year due in part to mining costs of $228,707 which are now being expensed. These costs had been capitalized in prior years. These costs were made up of lessor payments, option payments to one lessor, a reservoir engineer report and costs of negotiating a joint venture agreement with Placer Dome USA. General and administrative costs increased $432,616 over last year primarily due to legal expenses related to the lawsuit between TVOG and ABA Energy Corporation, et al. See item 3. Legal Proceedings.



























                          ITEM 7:  FINANCIAL STATEMENTS

     TRI-VALLEY  CORPORATION
     INDEX



                                                                  Page(s)
                                                                  -------




Report of Brown Armstrong Randall & Reyes,
  Independent Auditor's Report                                         14
                                                                  -------

Consolidated Balance Sheets at December 31, 1998 and 1997           15-16
                                                                  -------

Consolidated Statements of Operations for the Years Ended
  December 31, 1998 and 1997                                           17
                                                                  -------


Consolidated Statements of Shareholders' Equity for the                18
  Years Ended December 31, 1998 and 1997

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1998 and 1997                                        19-20
                                                                  -------

Notes to Consolidated Financial Statements                          21-38
                                                                  -------

Supplemental Information about Oil and Gas Producing Activities
  (Unaudited)                                                          39
----------------------------------------------------------------  -------





REPORT  OF  INDEPENDENT  AUDITORS

The  Board  of  Directors
Tri-Valley  Corporation
Bakersfield,  California

We have audited the accompanying consolidated balance sheets of Tri-Valley Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Tri-Valley Corporation at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As explained in Note 1 to the consolidated financial statements, in 1997 the Company changed its method of accounting for gold mineral exploration and development costs.

     BROWN  ARMSTRONG  RANDALL  &  REYES
ACCOUNTANCY  CORPORATION

Bakersfield,  California
February  26,  1999
The  accompanying  notes  are  an  integral  part  of these financial documents.

                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                                             Year  Ended       Year  Ended
                                                                            December  31,     December  31,

                                                                                1998___           1997___
                                                                            -----------  --------------------





CURRENT ASSETS
   Cash                                                                     $   191,226  $          2,778,592
   Accounts receivable, trade                                                   307,573               696,758
   Note receivable                                                                    -               125,000
   Prepaid expenses                                                               2,029                 2,029
                                                                            -----------  --------------------
      Total Current Assets                                                      500,828             3,602,379
                                                                            -----------  --------------------


PROPERTY AND EQUIPMENT, NET
  (Notes 1 and 2)                                                             1,038,237               821,614
                                                                            -----------  --------------------



OTHER ASSETS
   Deposits                                                                     100,000               100,000
   Note Receivable                                                              125,000                     -
   Acquisition costs (Note 1)                                                   183,342               119,007
   Investments in partnerships (Note 1)                                          10,686                 8,421
   Well Database (net of accumulated of $31,550
     And $1,539 at December 31, 1998 and
     1997, respectively)                                                         61,561                93,111
   Goodwill (net of accumulated amortization
     Of $188,901 at December 31, 1998, $178,055
     At December 31, 1997 (Note 1)                                              244,952               255,798
   Other                                                                         13,913                13,908
                                                                            -----------  --------------------
      Total Other Assets                                                        739,454               590,245
                                                                            -----------  --------------------

      TOTAL ASSETS                                                          $ 2,278,519  $          5,014,238
--------------------------------------------------------------------------  ===========  ====================
The accompanying notes are an integral part of these financial documents.

LIABILITIES AND SHAREHOLDERS' EQUITY



                                                                            Year Ended          Year Ended
                                                                            December  31,     December  31,
                                                                               1998               1997
                                                                            ------------      -------------




CURRENT LIABILITIES
   Notes and contracts payable (Note 3)
   Trade accounts payable                                                   $     9,641   $     90,667
   Amounts payable to joint venture participants                                582,533         74,796
   Advances from joint venture participants                                     244,664        605,431
   Due to related parties                                                       135,032      1,845,064
                                                                                  5,712         96,532
                                                                            ------------  -------------

      Total Current Liabilities                                                 977,582      2,712,490
                                                                            ------------  -------------


LONG-TERM PORTION OF NOTES AND
  CONTRACTS PAYABLE
   Notes payable (Note 3)                                                         8,527         13,950
--------------------------------------------------------------------------  ------------  -------------




OTHER LIABILITIES
   Investor payable                                                                  --        103,000
--------------------------------------------------------------------------  ------------  -------------

SHAREHOLDERS' EQUITY
   Common stock, $.001 par value; 50,000,000 shares
    authorized; 19,088,248, 18,922,248,
    issued and outstanding at December 31, 1998,
    and 1997, respectively                                                       19,088         18,922
   Less: common stock in treasury, at cost,
    172,925 and 156,925 shares at
    December 31, 1998 and 1997 respectively                                     (41,061)       (28,639)
   Capital in excess of par value                                             8,177,655      8,048,331
   Accumulated deficit                                                       (6,863,272)    (5,853,816)
                                                                            ------------  -------------

      Total Shareholders' Equity                                              1,292,410      2,184,798
                                                                            ------------  -------------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                                $ 2,278,519   $  5,014,238
--------------------------------------------------------------------------  ============  =============
The accompanying notes are an integral part of these financial documents.

TRI-VALLEY CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS




                                                                           Year  Ended     Year  Ended
                                                                           December  31,   December  31,

                                                                              1998             1997
                                                                           ------------   ------------



REVENUES
   Sale of oil and gas                                                      $   833,380   $   753,466
   Interest income                                                               66,627        95,886
   Other income                                                                  77,885        66,167
                                                                            ------------  ------------

                                                                                977,892       915,519
                                                                            ------------  ------------

COST AND EXPENSES
   Mining exploration costs                                                     228,707             -
   Oil and gas leases                                                           108,810       145,443
   General and administrative                                                 1,509,181     1,076,565
   Depreciation, depletion and amortization                                     135,955       152,490
   Interest                                                                       4,695        15,220
                                                                            ------------  ------------

                                                                              1,987,348     1,389,718
                                                                            ------------  ------------

LOSS BEFORE INCOME TAXES AND
  CHANGE IN ACCOUNTING PRINCIPLE                                             (1,009,456)     (474,199)

TAX PROVISION (Note 5)                                                          __    -         1,600
                                                                            ------------  ------------

NET LOSS BEFORE CHANGE IN
  ACCOUNTING PRINCIPLE
                                                                             (1,009,456)     (475,799)
CHANGE IN ACCOUNTING PRINCIPLE
  Cumulative effect of change in gold mineral
    Exploration and development costs method
    of accounting (Note 1)
                                                                                ____  -    (2,860,776)
                                                                            ------------  ------------
NET LOSS
                                                                            $(1,009,456)  $(3,336,572)
                                                                            ============  ============
NET LOSS BEFORE CHANGES IN
ACCOUNTING PRINCIPLES PER COMMON
  SHARE                                                                     $      (.05)  $      (.03)
                                                                            ============  ============

CHANGE IN ACCOUNTING PRINCIPLE PER
  COMMON SHARE                                                              $         -   $      (.17)
                                                                            ============  ============

NET LOSS PER COMMON SHARE                                                   $      (.05)  $      (.19)
                                                                            ============  ============


WEIGHTED AVERAGE NUMBER OF SHARES  OUTSTANDING                               18,887,870    17,261,723
--------------------------------------------------------------------------  ============  ============
The accompanying notes are an integral part of these financial documents.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                   Capital in
                                                                   Excess  of     Accumulated     Treasury   Shareholders'

                                            Shares     Par Value    Par Value      Deficit        Stock        Equity
                                          ----------  -----------  ------------  ------------  ------------  -----------


Balance at
 December 31,
 1996                                     14,102,743  $  141,024   $ 5,495,726   $(2,517,241)  $   (28,639)  $3,090,870


Issuance of
 common stock
 to investors                              4,819,505      48,198     2,890,867            -             -     2,939,065
Stock issuance                                     -
 Costs                                                           -    (508,562)                         -      (508,562)
Change due to
  decrease in                                      -
  par value                                        -    (170,300)      170,300             -             -            -
Net loss                                           -           -                  (3,336,575)            -    (3,336,575)
                                          ----------  -----------  ------------  ------------  ------------  ------------

Balance at
 December 31,
 1997                                     18,922,248  $   18,922   $ 8,048,331   $(5,853,816)  $   (28,639)   $2,184,798


Issuance of
 common stock
 to investors                                166,000         166       145,584             -       (12,422)      133,328
Stock issuance                                     -
 Costs                                             -           -      ( 16,260)            -             -     ( 16,260)
Net loss                                           -           -                 (1,009,456)            -    (1,009,456)
                                          ----------  -----------  ------------  ------------  ------------  ------------

Balance at
 December 31,
 1998                                     19,088,248  $   19,088   $ 8,177,655   $(6,863,272)  $   (41,061)  $1,292,410
                                          ==========  ===========  ============  ============  ============  ===========
(Continued on next page)

  TRI-VALLEY CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                           Year  Ended    Year  Ended
                                                                           December  31,  December  31,

                                                                               1998           1997
                                                                           ------------   ------------




CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                               $(1,009,456)  $(3,336,575)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation, depletion and amortization                               135,955       152,490
        Stock issued for services rendered                                           -       133,000
        Impairment, dry hole and other disposals of
          property and equipment                                                     -     2,860,776
        Changes in operating capital:
        (Increase) decrease in accounts receivable                             389,185      (418,648)
        (Increase) in deposits and other assets                                     (5)      (38,000)
        Increase in trade accounts payable                                     507,737        17,231
        Increase (decrease) in amounts payable to
          joint venture participants and related parties                      (451,587)       21,813
                                                                           ------------  ------------

Net Cash (Used) Generated by Operating Activities                             (428,171)     (607,913)
                                                                           ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Note receivable                                                                  -      (125,000)
    Capital expenditures                                                      (374,517)     (824,944)
    Investment in partnerships                                                  (2,265)       12,257
                                                                           ------------  ------------

Net Cash Used by Investing Activities                                         (376,782)     (937,687)
                                                                           ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in advances from joint
      Ventures participants                                                 (1,710,032)    1,648,537
    Restricted cash - escrow account                                                 -        60,000
    Principal payments on long-term debt                                       (86,449)      (55,476)
    Proceeds from issuance of common stock                                          63        48,185
    Investor payable                                                           103,000
    Additional paid in capital                                                  42,687     2,060,700
    Purchase of treasury stock                                                 (12,422)            -
    Stock issuance costs                                                       (16,260)     (375,119)
                                                                           ------------  ------------

Net Cash Provided by Financing Activities                                   (1,782,413)    3,489,827
                                                                           ------------  ------------

NET INCREASE IN CASH AND  CASH
  EQUIVALENTS                                                               (2,587,366)    1,944,227
CASH AT BEGINNING OF YEAR                                                    2,778,592       834,365
                                                                           ------------  ------------

CASH AT END OF YEAR                                                        $   191,226   $ 2,778,592
-------------------------------------------------------------------------  ============  ============
The accompanying notes are an integral part of these financial documents.

  TRI-VALLEY CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS







                                                                            Year  Ended        Year  Ended
                                                                            December  31,     December  31,
                                                                                1998             1997
                                                                            ------------        --------




SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:

    Interest paid                                                          $    4,695          $   15,220
                                                                           ============        ==========

    Income taxes paid                                                      $       -           $    1,600
                                                                           ============        ==========

NONCASH FINANCING AND INVESTING
  ACTIVITIES:

    Issuance of common stock for services rendered                         $        -          $  133,000

    Issuance of debt to satisfy stock issuance cost                        $        -          $  133,443

    Issuance of common stock for well database                             $        -          $   12,500

    Conversion of debt to common stock                                     $        -          $   22,000

    Conversion of investor payable to common stock                         $  103,000          $  662,680

    Increase in paid in capital due to change in par
      value of common stock                                                $        -          $  170,300
42


TRI-VALLEY CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DECEMBER 31, 1998, AND 1997


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                                       24

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


History  and  Business  Activity
--------------------------------

Historically  an oil and gas exploration and production company, emphasizing the
Sacramento  Valley  natural  gas  province,  the  Company  added precious metals exploration  in fiscal year 1987.  The Company conducts its oil and gas business primarily through its 5-year old wholly owned oil and gas subsidiary, Tri-Valley
Oil & Gas Company ("TVOG").  TVOG is engaged in the exploration, acquisition and production  of  oil  and  gas  properties.  At  present,  the  precious  metals exploration  activities  are  conducted  directly  by  the  parent,  Tri-Valley
Corporation  ("TVC").  TVC  has  traditionally  sought  acquisition  or  merger opportunities  within  and  outside of petroleum and mineral industries.NOTE 1 -
SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
  --------------------------------------------

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

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Drilling  Agreements/Joint  Ventures(Continued)
------------------------------------

Receivables from and amounts payable to these related parties (as well as other related parties) have been segregated in the accompanying financial statements.
In the event the Company has expended funds for a project in an amount greater than the original contribution from investors, these costs offset advances from other projects on the consolidated balance sheet until such time as the investors contribute more monies to fund these projects. The Company had three projects at December 31, 1998 and 1997, that had "over" expended funds in the amounts of $552,179 and $112,374, respectively. Transactions with these parties are within the ordinary course of business.

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

New  Accounting  Pronouncements
-------------------------------
Effective January 1, 1998, the Company adopted Statement of Financial Accounting
Standards  No.  130  (SFAS 130), Reporting Comprehensive Income.  This statement requires  that  all  items  that  are required to be recognized under accounting standards  as  components  of  comprehensive  income  be reported in a financial statement  that  is  displayed  with  the  same  prominence  as  other financial statements.  Comprehensive  income.  Comprehensive  income  is  the  same as net income  for  all  years  presented.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting
Standards  No.  131  (SFAS 131), Disclosures about Segments of an Enterprise and
Related Information. This statement requires the Company to report income/loss, revenue, expense and assets by business segment including information regarding the revenues derived from specific products and services and about the countries in which the Company is operating. The statement also requires that the Company report descriptive information about the way that operating segments were determined, the products and services provided by the operating segments, differences between the measurements used in reporting segment information and those used in the Company's general-purpose financial statements and changes in the measurement of segments amounts from period to period. As noted above, this statement establishes standards for reporting and display and has no material effect on the Company's financial condition or results of operations.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

New  Accounting  Pronouncements  (Continued)
-------------------------------
In  February  1998,  the  Financial  Accounting  Standards  Board  (FASB) issued
Statement  of  Financial  Accounting  Standards  No.  132 (SFAS 132), Employers'
Disclosures  about  Pensions and other Post-retirement Benefits.  This statement standardizes  the  disclosure requirements for pension and other post-retirement benefits.  The  Company  typically  does not offer the types of benefit programs that  fall  under  the  guidelines  of  this  statement.

In  June  1998,  the FASB issued Statement of Financial Accounting Standards No.
133  (SFAS  133),  Accounting for Derivative Instruments and Hedging Activities.
This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June
15, 1999. Management has not determined what impact this standard, when adopted, will have on the Company's financial statements.

NOTE  2  -  PROPERTY  AND  EQUIPMENT
            ------------------------
Oil  and  gas  properties,  and equipment and fixtures consist of the following:




                                     December 31,     December 31,
                                            1998             1997
                                        --------         --------



Oil and Gas - California
----------------------------------------

Proved properties, net of accumulated
  depletion of $444,686 and  $378,899 at
 December 31, 1998 and 1997,respectively  $254,267     $332,914
Unproved properties                        698,319      399,818
                                          --------     --------

      Total Oil and Gas Properties        $952,586     $732,732
----------------------------------------  ========     ========


NOTE  2  -  PROPERTY  AND  EQUIPMENT  (Continued)
            ------------------------


                                            December 31,  December 31,

                                                 1998            1997
                                           ----------        --------




Other Property and Equipment
----------------------------------------------
    Land                                            11,281    11,281
    Building net of accumulated depreciation
      $7,238 and $6,110 at December 31,
      1998 and 1997, respectively                   37,886    39,014
    Office equipment, vehicle, and leasehold
      Improvements net of accumulated
      Depreciation of $110,099 and $97,998 at
 December 31, 1998 and 1997, respectively           36,484    38,587
                                                ----------  --------

        Total Other Property and Equipment          85,651    88,882
                                                ----------  --------

Property and Equipment (Net)                    $1,038,237  $821,614
----------------------------------------------  ==========  ========



NOTE  3  -  NOTES  AND  CONTRACTS  PAYABLE
            ------------------------------

Long-term  debt  is  summarized  below:


                                      December 31,     December 31,

                                             1998            1997
                                          -------         -------




Note payable to National Bank of Alaska
  dated August 27, 1992; secured by
  property; payable in monthly
  installments of $539 including interest.
  Interest rate at 12.00%, December 31, 1998,
  and 1997.                                     $13,594  $18,092
                                                -------  -------

Note payable to Imperial Premium Finance,
  Inc., dated June 9, 1997; secured by
  contractual policy; interest at 12.00%;
  payable in monthly installments of
  $680 including interest.                        4,574    4,574
                                                -------  -------

Note payable to principal shareholder, dated
  June 28, 1997; unsecured; interest at 8.00%;
  payable in monthly installments of $4,354,
  including interest.                                 -   33,811
                                                -------  -------



NOTE  3  -  NOTES  AND  CONTRACTS  PAYABLE  (Continued)
            ------------------------------


                                     December 31,     December 31,
                                           1998             1997
                                        -------         --------




Note payable to principal shareholder, dated
  June 28, 1997; unsecured; interest at 8.00%;
  payable in monthly installments of $771,
  including interest.                                 -     6,712
                                                -------  --------

Note payable to principal shareholder, dated
  June 28, 1997; unsecured; interest at 8.00%;
  payable in monthly installments of $542,
  including interest.                                 -     4,716
                                                -------  --------

Note payable to principal shareholder, dated
  June 28, 1997; unsecured; interest at 8.00%;
  payable in monthly installments of $2,167,
  including interest.                                 -    20,893
                                                -------  --------

Note payable to principal shareholder, dated
  June 28, 1997; unsecured; interest at 8.00%;
  payable in monthly installments of $1,496,
  including interest.                                 -    15,819
                                                -------  --------

                                                 18,168   104,617
Less current portion                              9,641    90,667
                                                -------  --------

Long-Term Portion of Notes and Contracts
  Payable                                       $ 8,527  $ 13,950
----------------------------------------------  =======  ========



Maturities of long-term debt for the five years succeeding December 31, 1998 are as follows:






December 31,
-------------

1999             9,641
2000 5,709
2001 2,818
Thereafter           -
               $18,168
-------------  =======



NOTE  4  -  RELATED  PARTY  TRANSACTIONS
            ----------------------------

The following are known to the Company to be the only beneficial owners of 5% or more of the Company's outstanding common stock at December 31, 1998:


                           Ownership Shares     Percentage
                           ----------------     ----------

   Dennis Vaughan               1,033,200          5.4%

   Albert C. Kutcher            1,303,900          6.8%


Tri-Valley is a general partner and operator of the Tri-Valley Oil & Gas exploration Programs 1971-1 and Martins-Severin Partnerships. Income derived from these activities follows:



                                   Year  Ended     Year  Ended
                                   December  31,   December  31,
                                       1998             1997
                                     --------         --------




Partnership income, net of expenses  $258,520        $255,192
-----------------------------------  ========        ========



Due to related parties of $5,712 and $96,532 payable to F. Lynn Blystone at December 31, 1998 and 1997, respectively.

On March 22, 1997, the directors were granted 10,000 shares of stock each in lieu of services rendered to the Company. The shares were awarded at a price of $1.86 per share. Due to the restricted nature of the shares, the shares were appropriately discounted to $0.74 per share.

On August 8, 1997, the board of directors awarded F. Lynn Blystone, CEO and President of the Company, 40,000 shares of unregistered, restricted common stock for cumulative compensation over the previous four years for services rendered to the Company. The shares were awarded at a price of $1.375 per share (trading value at the date of the transaction) and were appropriately discounted to $.55 per share due to their restricted nature.

On June 28, 1997, the Company recorded five notes payable to a principle shareholder of Tri-Valley Corporation common stock for services rendered related to the issuance of stock. At December 31, 1997, the aggregate amount of the notes payable was $81,951 (see Note 3). The principle balances totaling $133,400, were recorded as stock issuance costs which are a component of shareholder's equity.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS  (Continued)
            ----------------------------

During fiscal year 1997, the Company paid a principle shareholder of Tri-Valley Corporation $322,000 for services rendered related to the issuance of stock. These transactions are recorded as stock issuance costs which are a component of shareholder's equity.

On December 22, 1997, the Company received a promissory note in the amount of $3,750 from F. Lynn Blystone. Interest is payable at 10% per annum, in full with principal on June 22, 1999. This note was received in consideration for 5,000 shares of stock purchased via stock options.


NOTE  5  -  INCOME  TAXES
            -------------

At December 31, 1998, the Company had available net operating loss carry forwards for financial statements and federal income tax purposes of approximately $3,790,000. These loss carryforwards expire between 1999 and 2013.

The  components  of  the  net  deferred  tax  assets  were  as  follows:


                                   December 31,     December 31,
                                        1998          1997
                                    ------------  ------------




Deferred Tax Assets:
  Net operating loss carryforwards  $ 1,280,000   $   765,000
  Satutory depletion carryforwards      200,000       775,000
                                    ------------  ------------

Total Deferred Tax Assets             1,480,000     1,540,000
                                    ------------  ------------

Valuation Allowance                  (1,480,000)   (1,540,000)
                                    ------------  ------------

Net Deferred Tax Assets             $         -   $         -
----------------------------------  ============  ============


A full valuation allowance has been established for the deferred tax assets generated by net operating loss carry forwards due to the uncertainty of future utilization.


NOTE  6  -  MAJOR  CUSTOMERS
            ----------------

Oil  and  Gas
-------------

The Company received in excess of 10% of its revenue from various sources (oil and gas sales and mineral royalties) as follows:



                        A        B        C     Other
                      ------  -------  -------  ------




Period Ended:
   December 31, 1997  96,091  350,689  283,749  37,097
   December 31, 1998       *  777,688        *  55,692
--------------------  ------  -------  -------  ------


  *  Not  a  major  source  during  the  period.

All  oil  and  gas  sales  have  occurred in the northern California gas market.


NOTE  7  -  FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS
            --------------------------------------------------------

The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information ("SFAS 131") in 1998 which changes the way the Company reports information about its operating segments.

The Company identifies reportable segments by product and country, although the Company currently does not have foreign country segments. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. The Company also includes interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss.

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (See Note 1).
NOTE  7  -  FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS (Continued)
            --------------------------------------------------------
The Company's operations are classified into two principal industry segments. There was no activity in the power generation segment. Following is a summary of segmented information for 1998 and 1997:



                                             Oil and Gas    Precious Metals      Total
                                            -------------  -----------------  ------------



Year Ended December 31, 1998
  Revenues from External Customers          $    833,380   $              -   $   833,380
                                            =============  =================  ============

  Interest Revenue                          $     66,627   $              -   $    66,627
                                            =============  =================  ============

  Interest Expense                          $      4,695   $              -   $     4,695
                                            =============  =================  ============


Expenditures for Segment Assets             $    310,182   $              -   $   310,182
                                            =============  =================  ============

Depreciation, Depletion and Amortization    $    135,955   $              -   $   135,955
                                            =============  =================  ============

    Total Assets                            $  2,307,703   $              -   $ 2,307,703
                                            =============  =================  ============


Income (Loss) Before Taxes                  $   (780,749)  $       (228,707)  $(1,009,456)
Income Taxes                                           -                  -             -
                                            -------------  -----------------  ------------

Net Loss                                    $   (780,749)  $       (228,707)  $(1,009,456)
                                            =============  =================  ============


Year Ended December 31, 1997
  Revenues from External Customers          $    753,466   $              -   $   753,466
                                            =============  =================  ============

  Interest Revenue                          $     95,886   $              -   $    95,886
                                            =============  =================  ============

  Interest Expense                          $     15,220   $              -   $    15,220
                                            =============  =================  ============


Expenditures for Segment Assets             $    154,027   $              -   $   154,027
                                            =============  =================  ============

Depreciation, Depletion and Amortization    $    151,362   $          1,128   $   152,490
                                            =============  =================  ============

    Total Assets                            $  4,975,224   $         39,014   $ 5,014,238
                                            =============  =================  ============

Loss Before Taxes and Change in Accounting
  Principle                                 $   (474,199)  $              -   $  (474,199)
Income Taxes                                       1,600                  -         1,600
Change in Accounting Principle                         -         (2,860,776)   (2,860,776)
                                            -------------  -----------------  ------------

Net Loss                                    $   (475,799)  $     (2,860,776)  $(3,336,575)
                                            =============  =================  ============



NOTE  8  -  COMMITMENTS
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

The Company has elected to account for the stock option plan under Accounting Principles Board Opinion NO. 25, "Accounting for Stock Issued for Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the stock option.

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



Grant Date                August 19, 1997   December 6, 1997
                          ----------------  -----------------




Shares granted                    200,000            100,000
Risk-free interest rate               7.5%               7.5%
Expected life (years)                   5                  2
Expected volatility                  83.1%              83.1%
Expected dividends                      -                  -
------------------------  ----------------  -----------------


NOTE  8  -  COMMITMENTS  (Continued)
            -----------

Employee  Stock  Options  (Continued)
------------------------

A summary of option transactions during the year ended December 31, 1998 and 1997, and the transition period ended December 31, 1996 is shown below:


                                                        Weighted-
                                                         Average
                                              Number     Exercise

                                             of Shares   Price
                                             ----------  ------




Outstanding at July 31, 1996                   355,000   $ 0.52

  Granted                                            -
  Exercised                                          -
  Canceled                                           -
                                                 ------

Outstanding at December 31, 1996               355,000   $ 0.52

  Granted                                      300,000   $ 0.83
  Exercised                                    (16,000)  $ 0.58
  Canceled                                     (70,000)  $ 0.52
                                             ----------  ------

Outstanding at December 31, 1997               569,000   $ 0.69

  Granted                                            -
  Exercised                                     13,000   $ 0.50
  Canceled                                           -
                                             ----------

Outstanding at December 31, 1998               556,000   $ 0.69
                                             ==========

Exercisable at December 31, 1998               556,000   $ 0.69
                                             ==========

Available for Issuance at December 31, 1998  1,000,000
-------------------------------------------  ==========


NOTE  8  -  COMMITMENTS  (Continued)
            -----------

Employee  Stock  Options  (Continued)
------------------------



                   Weighted-Average
                 Remaining Contractual
                   Number of Shares     Life of Shares  Number of Shares
Exercise Price        Outstanding        Outstanding      Exercisable
---------------  ---------------------  --------------  ----------------



0.50                          296,000            3.61           296,000
0.55                          160,000             .75           160,000
1.50                          100.000            1.00           100,000
                 ---------------------                  ----------------

                              556,000                           556,000
===============  =====================


Leases
------

The Company conducts its operations from leased facilities. The leases, are classified as operating leases and expired on January 1, 1998 and February 1, 1999. They now continue on a month to month basis.

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

NOTE  9  -  COMMON  STOCK  (Continued)
            -------------

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

NOTE  10  -  WARRANTS
             --------

Changes  in  common  stock  warrants  were  as  follows:




                                               Year  Ended     Year  Ended
                                              December  31,   December  31,
                                                   1998            1997
                                               -----------      ----------




Outstanding "A" warrants beginning            -                 1,372,000
Additional granted                            -                         -
Exercised during period                       -                (1,372,000)
                                           ----  -------------------------
Outstanding "A" warrants at end of period     -                         -
                                           ====  =========================

Outstanding "B" warrants beginning            -
Additional granted                            -                 1,365,000
Exercised during period                       -  -               (814,000)
Expired during period                         -                  (551,000)
                                           ----  -------------------------
Outstanding "B" warrants at end of period     -                         -
                                           ====  =========================

Outstanding "C" warrants beginning            -                 1,365,000
Additional granted                            -                         -
Exercised during period                       -                  (501,000)
Expired during period                         -                  (864,000)
                                           ----  -------------------------
Outstanding "C" warrants at end of period     -                         -
-----------------------------------------  ====  =========================




NOTE  11  -  INVESTOR  PAYABLE
             -----------------

The Company had investor payables totaling $103,000 at December 31, 1997. This payable was incurred because the Company received cash from investors to exercise and purchase stock before year end, however, the shares were not issued until after year end. At December 31, 1997, the unissued common stock consisted of 1,248,000 "A" warrants exercised at various prices and 575,775 shares purchased at $.45 per share. At December 31, 1997, unissued common stock consisted of 103,000 "B" warrants exercised at $1.00 per share. All unissued shares were subsequently issued during 1998 reducing these payables to zero.
     TRI-VALLEY  CORPORATION
     SUPPLEMENTAL  INFORMATION  ABOUT  OIL  AND  GAS  PRODUCING
     ACTIVITIES  (UNAUDITED)


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

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the year ended December 31, 1998 and 1997. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

It should be recognized that applying current costs and prices and a 10 percent standard discount rate does not convey absolute value. The discounted amounts arrived at are only one measure of the value of proved reserves. Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization at December 31, 1997 are as follow:



                                         Year  Ended     Year  Ended
                                        December  31,     December  31,
                                              1998        1997
                                           ----------  ----------



Aggregate capitalized costs:
  Proved properties                        $ 698,953   $ 711,813
  Unproved properties                        698,319     399,818
  Accumulated depletion, depreciation and
    amortization                            (444,686)   (378,899)
                                           ----------  ----------

Net capitalized costs                      $ 952,586   $ 732,732
-----------------------------------------  ==========  ==========


The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:



                                          Year  Ended     Year  Ended
                                         December  31,     December  31,
                                              1998             1997
                                           --------           -------




Acquisition of producing
  properties and productive
  and non-productive acreage               $298,501          $33,566
----------------------------               ========          =======



Results  of  operations  from  oil  and  gas  producing  activities
-------------------------------------------------------------------
The  results of operations from oil and gas producing activities are as follows:



                                            Year  Ended     Year  Ended
                                           December  31,    December  31,
                                                1998           1997
                                            ----------      ----------




Sales to unaffiliated parties                  $ 833,380   $ 767,626
Production costs                                (108,810)    (97,546)
Depletion, depreciation and
 amortization                                    (80,330)   (128,503)
                                               ----------  ----------

                                                 644,240     541,577
Income tax expenses                             (219,042)   (184,136)
                                               ----------  ----------

Results of operations from activities before
  extraordinary items (excluding blending
  operations, corporate overhead and
   interest costs)                             $ 425,198   $ 357,441
---------------------------------------------  ==========  ==========


Changes  in  estimated  reserve  quantities
-------------------------------------------
The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 1998 and 1997, and changes in such quantities during each of the years then ended, were as follows:


                                                                Year  Ended        Year  Ended
                                                               December  31,       December  31,
                                                                      1998                1997
                                                                 ---------          ----------

                                                               Oil      Gas       Oil       Gas
                                                              (BBL)    (MCF)     (BBL)     (MCF)
                                                              -----    -----     -----     -----




Proved developed and
  undeveloped reserves:

Beginning of year                                              224   1,903,154    644   2,003,135
Revisions of previous estimates Extensions, discoveries and    147    (190,709)  (274)   (273,214)
  other additions                                                -           -     79     497,112
Production                                                    (137)   (277,946)  (225)   (323,879)
                                                              -----  ----------  -----  ----------

End of year                                                    234   1,434,499    224   1,903,154
                                                              =====  ==========  =====  ==========

Proved developed reserves:

Beginning of year                                              224   1,903,154    644   2,003,135
                                                              =====  ==========  =====  ==========

End of year                                                    234   1,434,499    224   1,903,154
                                                              =====  ==========  =====  ==========


Standardized  measure of discounted future net cash flows relating to proved oil
--------------------------------------------------------------------------------
and as  reserves
-------------
A standardized measure of discounted future net cash flows is presented below for the year ended December 31, 1998 and 1997.

The  future  net  cash  inflows  are  developed  as  follows:
(1) Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
(2) The estimated future production of proved reserves is priced on the basis of year-end prices.
(3) The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year end cost estimates.
(4) The resulting future net revenue streams are reduced to present value amounts by applying a ten percent discount.
Standardized  measure of discounted future net cash flows relating to proved oil
--------------------------------------------------------------------------------
and gas  reserves  (Continued)
-------------

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



                                          Year  Ended     Year  Ended
                                         December  31,    December  31,
                                              1998         1997
                                           -----------  -----------




Future cash in flows                       $2,999,514   $4,166,677
Future production and development costs      (956,472)    (990,987)
Future income tax expenses                    (59,166)    (380,077)
                                           -----------  -----------

Future net cash flows                       1,983,876    2,795,613
                                           -----------  -----------

10% annual discount for estimated timing
  of cash flows                               805,581    1,038,418
                                           -----------  -----------

Standardized measure of discounted future
  net cash flow                            $1,178,295   $1,757,195
-----------------------------------------  ===========  ===========


Changes  in  standardized measure of discounted future net cash flow from proved
--------------------------------------------------------------------------------
reserve  quantities
-------------------

This statement discloses the sources of changes in the standardized measure from year to year. The amount reported as "Net changes in prices and production costs" represents the present value of changes in prices and production costs multiplied by estimates of proved reserves as of the beginning of the year. The "accretion of discount" was computed by multiplying the ten percent discount factor by the standardized measure as of the beginning of the year. The "Sales of oil and gas produced, net of production costs" is expressed in actual dollar amounts. "Revisions of previous quantity estimates" is expressed at year-end prices. The "Net change in income taxes" is computed as the change in present value of future income taxes.
51

Changes  in  standardized measure of discounted future net cash flow from proved
--------------------------------------------------------------------------------
reserve  quantities  (Continued)
-------------------



                                                     Year  Ended     Year  Ended
                                                    December  31,    December  31,
                                                           1998         1997
                                                     -----------     -----------




Standardized measure - beginning of period              $1,757,195   $1,394,701
                                                        -----------  -----------

Sales of oil and gas produced, net of production costs    (724,570)    (670,080)
                                                        -----------  -----------

Revisions of estimates of reserves provided in
  in prior years:
    Net changes in prices and production costs              34,516      149,033
Revisions of previous quantity estimates                  (285,184)    (614,464)

Extensions, discoveries and improved recovery                    -    1,123,473
                                                        -----------  -----------

Accretion of discount                                      175,720      139,470
Changes in production rates (timing) and other            (100,292)     114,268
                                                        -----------  -----------

Net change in income taxes                                 320,910      120,794
                                                        -----------  -----------

Net increase                                              (578,900)     362,494
                                                        -----------  -----------

Standardized measure - end of period                    $1,178,295   $1,757,195
------------------------------------------------------  ===========  ===========

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


ITEM  8.  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE
-------------------------------------------------------------------

None.


ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
------------------------------------------------------------------

The  following  information  is  furnished  with  respect  to  each  director:

                                         Year  First
                                         Elected  as          Position  With
Name  of  Director          Age          Director  *          Company
------------------          ---          -----------          --------------

F.  Lynn  Blystone          63              1974               President,
                                                               Chief  Executive
                                                               Officer

Dennis  P.  Lockhart        52              1982               None

Milton  J.  Carlson         69              1985               None

Earl  H.  Biestline         83              1992               None

Loren  J.  Miller(1)        54              1992               None


* - Term as director continues until his successor is duly elected upon annual shareholders meeting or duly appointed during the interim.

(1)-  Audit  Representative

The following is a list of Tri-Valley executive officers, their ages and their positions and offices:

Name                        Age     Position  and  Date  Elected  to  Position
----                        ---     ------------------------------------------

F.  Lynn  Blystone          63      President  and  Chief Executive Officer,
                                    TVC  (October  9,  1981)
                                    CEO  TVOG  (October  9,  1981)
                                    Pres.  and  CEO  TVPC  (December  11,  1997)

Thomas  J. Cunningham       56      Treasurer and Chief Financial Officer
                                    TVC/TVOG  (February  28,  1997)
                                    TVPC  (December  11,  1997)
                                    Secretary  TVC/TVOG/TVPC
                                    (December  21,  1998)

Joseph  R.  Kandle          56      President  TVOG  (December  21,  1998)

------

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT  (Continued)
------------------------------------------------------------------

F. LYNN BLYSTONE - 63    President and Chief Executive Officer of          1974
---------------------
                         Tri-Valley  Corporation  and  Tri-Valley  Power
                         Corporation,  and  CEO  of  Tri-Valley  Oil  &  Gas
                         Company, which are two wholly owned subsidiaries of Tri-Valley Corporation,
                         Bakersfield,  California

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


DENNIS  P.  LOCKHART  -  52    President                                    1982
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


MILTON  J. CARLSON - 69          Investor, Kalispell, Montana               1985
-----------------------

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


ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT  (Continued)
------------------------------------------------------------------

LOREN J. MILLER, CPA - 54          Controller, Petro America, Inc.          1992
-------------------------
                         Treasurer,  Jankovich  Company
                         San  Pedro,  California

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

EARL  H. BEISTLINE, LLD. - 83          Mining Consultant                    1992
-----------------------------
                         Fairbanks,  Alaska

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

THOMAS  J. CUNNINGHAM - 56     Secretary, Treasurer and Chief Financial     1997
--------------------------
                         Officer of Tri-Valley Corporation, and its wholly owned subsidiaries, Tri-Valley Oil &
                         Gas  Company  and  Tri-Valley  Power
                         Corporation,  Bakersfield,  California

     Named as Tri-Valley Corporation's Treasurer and Chief Financial Officer on February 1997, and as Corporate Secretary on December 21, 1998, Mr. Cunningham has over 25 years experience in corporate finance, Securities and Exchange Commission public company reporting shareholder relations, and employee benefits. In his career he served as Staff Accountant for Forest Oil, Accounting Company, and as Executive Vice President, Chief Financial Officer and Director for Star Resources, Inc. Most recently he was a Management Consultant in finance, marketing and human resource matters including employee benefit planning. He received his education in accounting and business administration from Angelo State University, Texas.

JOSEPH  R.  KANDLE  - 56          President and Chief Operating Officer     1998
------------------------
                         Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California

     Mr. Kandle was named as President of Tri-Valley Oil & Gas Co. February 1, 1999 after having joined Tri-Valley Oil & Gas on June 1, 1998, as Vice President
- Engineering. Mr. Kandle is a 1965 graduate of the Montana school of mines with a B.S. degree in Petroleum Engineering. Mr. Kandle has 34 years of experience in drilling, production, and operations starting with Mobil in 1965 where he specialized in deep drilling. After Mobil, he has held positions of V.P. & Chief Engineer of Great Basins Petroleum, V.P. - Engineering with Star Resources and V.P.- Engineering with Atlantic Oil Company.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders must file reports of ownership and changes in ownership with the SEC and must furnish the Company with copies of all such reports they file. Based solely on the information furnished to the Company, we believe that no person failed to file required Section 16(a) reports on a timely basis during or in respect of 1997.


 ITEM  10.  EXECUTIVE  COMPENSATION
 ----------------------------------


The following table summarizes the compensation of the chairman of the board and the president of the Company and its subsidiaries, F. Lynn Blystone, for the fiscal year ended December 31, 1998, 1997, and 1996.

                                                               Long Term
                                                             Compensation
                                      Annual Compensation        Awards
                                      -------------------       ------
            (a)          (b)          ( c )          (d)          (e)
                                                   Other       Securities
           Name     Period Covered    Salary    Compensation Underlying Options
           ----     --------------    ------    ------------ ------------------

     F. Lynn          FYE 12/31/98  $156,000(1)
       Blystone, CEO  FYE 12/31/97  $197,660(1)                  195,000(2)
                      FYE 12/31/96  $ 72,626(1)


(1) Includes salary that was deferred when Mr. Blystone took a reduced salary in 1996.
(2)     95,000  options  expired  unexercised  in  December,  1997.

Aggregated  1998  Option  Exercises  and  Year-End  Values
----------------------------------------------------------

The following table summarizes the number and value of all unexercised stock options held by the Named Officers and Directors at the end of 1998.

      ( A )                ( B )                        ( C )
                     Number of Securities     Value of Unexercised In-
                   Underlying Unexercised     The-Money Options/SARs at
                        Options/SARs at FY-End (#)     FY-End ($)*

      NAME          EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
      ----          -------------------------     -------------------------

 F. Lynn Blystone          100,000/0                        0/0




ITEM  10.  EXECUTIVE  COMPENSATION(CONTINUED)
----------------------------------

     ( A )                  ( B )                     ( C )
                     Number of Securities     Value of Unexercised In-
                   Underlying Unexercised     The-Money Options/SARs at
                   Options/SARs at FY-End (#)     FY-End ($)*

      NAME          EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
      ----          -------------------------     -------------------------

 Dennis P. Lockhart          30,000/0                       0/0
                             40,000/0                       0/0

 Milton J. Carlson           30,000/0                       0/0
                             40,000/0                       0/0

 Loren J. Miller             30,000/0                       0/0
                             40,000/0                       0/0

 Earl H. Beistlin e          20,000/0                       0/0
                             40,000/0                       0/0


     *Based on a fair market value of $0.50 per share, which was the closing bid price of the Company's Common Stock in the Nasdaq National Market System on December 31, 1998.

Compensation  of  Directors
---------------------------

The Company compensates non-employee directors for their service on the board of directors. No directors received any stock options in 1998. The following tables sets forth information regarding the cash compensation paid to outside directors in 1998.

                                   (A)              (B)

                                  NAME             FEES
                                  ----             ----

                          Earl Beistline          $1,350

                          Milton Carlson          $2,322

                          Dennis P. Lockhart      $2,510

                          Loren J. Miller         $1,834




ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

As of December 31, 1998, there were 19,088,248 shares of the Company's common stock outstanding. The following persons were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock:

                               Number of          Percent of
  Name and Address              Shares              Total
  ----------------              ------              -----

Albert  C.  Kutcher
12052  Linda  Flora  Drive
Ojai,  CA  93023               1,303,900            6.8%

Dennis  Vaughan
2298  Featherhill  Road
Santa  Barbara,  CA  93108     1,033,200            5.4%

The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 1998 by each director, by each of the executive officers named in Item 11, and by all executive officers and directors as a group:

                               Number of          Percent of
         Directors             Shares(1)          Total(2)
         ---------            ---------          --------

      F. Lynn Blystone          512,409(3)          2.7%

      Dennis P. Lockhart        122,091(3)          *

      Milton J. Carlson         129,000(3)          *

      Loren J. Miller            95,300(3)          *

      Earl H. Beistline          78,000(3)          *

Total  group  (all  directors  and
------------
Executive officers - 5 persons) 936,800(3)          4.9%

*Less  than  1%

(1) Includes shares which the listed shareholder has the right to acquire, from options, before September 30, 1998 as follows: Dennis P. Lockhart 70,000; Milton J. Carlson 69,000; Loren J. Miller 70,000 and Earl H. Beistline 58,000.
F.  Lynn  Blystone  has  100,000.

(2) Based on total outstanding shares of 19,088,248 as of December 31, 1998. The persons named herein have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

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

-     None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March  23,  1999                     By:_/s/  F.  Lynn  Blystone
                                     F.  Lynn  Blystone
                                     President,  Chief  Executive  Officer  and
                                     Director


March  19,  1999                     By:__/s/  Thomas  J.  Cunningham
                                     Thomas  J.  Cunningham
                                     Sec.,  Treas.,  Chief  Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:



March  19,  1999                     By:__/s/  Dennis  P.  Lockhart
                                     Dennis  P.  Lockhart,  Director



March  17,  1999                     By:__/s/  Milton  J.  Carlson
                                     Milton  J.  Carlson,  Director



March  19,  1999                     By:__/s/  Earl  H.  Beistline
                                     Earl  H.  Beistline,  Director



March  23,  1999                     By:__/s/  Loren  J.  Miller
                                     Loren  J.  Miller,  Director