Form 10QSB
period 1999-03-31
TRI VALLEY CORP
filed 1999-05-13
CIK 22551

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  AND  EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  March  31,  1999

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

                                 (661) 837-9300
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              [ ]              [X ]
                               No             Yes

The number of shares of Registrant's common stock outstanding at April 30, 1999 was 19,088,248.
                             TRI-VALLEY CORPORATION

                                      INDEX


                                                            Page
                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets March 31, 1999 and
    December 31, 1998                                          3

  Consolidated Statements of Operations for the three
    months ended March 31, 1999 and 1998                       5

  Consolidated Statements of Cash Flows for the three
    months ended March 31, 1999 and 1998                       6

  Notes to Consolidated Financial Statements                   7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                          8


PART II - OTHER INFORMATION                                   11

SIGNATURES                                                    12



                         PART I - FINANCIAL INFORMATION

                                        3

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                                     March 31, 1999   Dec. 31, 1998
                                     ---------------  --------------

Current Assets
  Cash                               $       399,862  $      191,226
  Accounts receivable, trade                 240,652         307,573
  Note Receivable                                  -         125,000
  A/R Related Parties                          3,750
  Prepaid expenses                             2,029           2,029
                                     ---------------  --------------

    Total Current Assets                     586,293         625,828
                                     ---------------  --------------

Property and Equipment, Net                1,040,042       1,038,237
                                     ---------------  --------------

Other Assets
  Deposits                                   100,000         100,000
  Note Receivable                            125,000
  Acquisition Costs                          184,534         183,342
  Investments in partnerships                 10,686          10,686
  Other                                       13,913          13,913
  Well Database (net of accumulated
    amortization of $31,935 at
    March 31, 1999 and $31,550
    at December 31, 1998                      61,176          61,561
  Goodwill (net of accumulated
    amortization of $191,613 at
  March 31, 1999 and $188,901
    at December 31, 1998                     242,240         244,952
                                     ---------------  --------------

      Total Other Assets                     737,549         614,454
                                     ---------------  --------------

      Total Assets                   $     2,423,884  $    2,278,519
                                     ===============  ==============


     The accompanying notes are an integral part of these condensed financial statements.

                                        6







                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                         March 31, 1999    Dec. 31, 1998
                                        ----------------  ---------------

CURRENT LIABILITIES
  Notes and contracts payable           $         9,641   $        9,641
  Trade accounts payable                        574,121          582,533
  Amounts payable to joint venture
    participants                                188,680          244,664
  Advances from joint venture
    participants                                554,719          135,032
  Due to related parties                              0            5,712
  Accrued expenses and
   other liabilities                                  0                0
                                        ----------------  ---------------

    Total Current Liabilities                 1,327,161          977,582
                                        ----------------  ---------------

Long-term Portion of Notes and
  Contracts Payable                               7,303            8,527
  Investor Payable                                    -                -
                                        ----------------  ---------------

Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    50,000,000 shares authorized;
    19,088,248  and  19,088,248 issued
    and outstanding at March 31, 1999
    and Dec. 31, 1998, respectively              19,088           19,088
  Less:  Common stock in treasury,
   at cost, 178,425 shares                      (43,878)         (41,061)
  Capital in excess of par value              8,177,655        8,177,655
  Accumulated deficit                        (7,063,445)      (6,863,272)
                                        ----------------  ---------------

    Total Shareholders' Equity                1,089,420        1,292,410
                                        ----------------  ---------------

    Total Liabilities and
      Shareholders' Equity              $     2,423,884   $    2,278,519
                                        ================  ===============


                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


          For  the  Three  Months
          -----------------------
          Ended  March  31,
          -----------------

                                       1999          1998
                                   ------------  ------------

Revenues
  Sale of oil and gas              $   152,136   $   219,483
  Other income                          84,758        38,466
  Interest income                        2,747        24,912
                                   ------------  ------------

    Total Revenues                     239,641       282,861
                                   ------------  ------------


Cost and Expenses
  Oil and gas lease expense             30,362        43,630
  Mining exploration expense            57,812       111,633
  Depletion, depreciation and
    amortization                        38,851        38,291
  Interest                                 790         2,027
  General and administrative           312,002       361,116
                                   ------------  ------------

    Total Cost and Expenses            439,817       556,697
                                   ------------  ------------

Net Loss                           $  (200,176)  $  (273,836)
                                   ============  ============


Net Loss per Common Share          $      (.01)  $      (.01)
                                   ============  ============

Weighted Average Number of Shares   19,088,248    19,060,248
                                   ============  ============


                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



          For  the  Three  Months
          -----------------------
          Ended  March  31,
          -----------------

                                                    1999         1998
                                                 -----------  -----------

Cash Flows from Operating Activities
  Net loss                                       $ (200,176)  $ (273,836)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization       38,851       38,291
      Changes in operating capital:
      Amounts receivable                             63,171      251,604
      Deposits                                            0            -
      Trade accounts payable                         (8,412)      52,566
      Amounts payable to joint venture
        participants and related parties            (55,984)    (252,877)
      Advances from joint venture
        participants                                419,687     (409,455)
      Accrued expenses and other liabilities              0            0
                                                 -----------  -----------

Net Cash Used by Operating Activities               257,137     (593,707)
                                                 -----------  -----------

Cash Flows from Investing Activities
  Capital expenditures                              (45,684)    (100,810)
                                                 -----------  -----------

Cash Flows from Financing Activities
  Investor payable                                        0     (103,000)
  Principal payments on long-term debt                    0      (27,588)
  Proceeds from issuance of common stock             (2,817)     113,240
                                                 -----------  -----------
      Net Cash Provided by Financing Activities      (2,817)     (17,348)
                                                 -----------  -----------

Net Increase in Cash and Cash Equivalents           208,636     (711,865)
Cash and Cash Equivalents at Beginning
  Of Period                                         191,226    2,778,592
                                                 -----------  -----------

Cash and Cash Equivalents at
  End of Period                                  $  399,862   $2,066,727
                                                 ===========  ===========



                                        9

                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 AND 1998
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 1999, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.




NOTE  2  -  PER  SHARE  COMPUTATIONS
            ------------------------

Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.


ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS
           --------------

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

Petroleum  Activities
---------------------

One of the wells the Company participates in was shut in for a period of time this quarter as the Company was performing a rework of this well. It was returned to production in March.

The Company is continuing to pursue one of the largest onshore oil and gas targets in the United States. Capital formation is continuing at an escalated rate. Tri-Valley Oil & Gas Company has taken leases in 26 sections along trend.

Precious  Metals
----------------

On March 22, 1999, Tri-Valley and Placer Dome U.S., Inc., executed a definitive agreement for PDUS to explore, develop and mine approximately 36 square miles of Tri-Valley's 50.5-square mile claim block at Richardson, Alaska.

Terms of the agreement called for PDUS to expend a minimum of US$6.5 million in work on the property and partially reimburse Tri-Valley for some of is previous exploration, all within five years, in order for PDUS to earn 51% interest in the property. PDUS may earn an additional 29% interest by completing a bankable feasibility study on no less than 750,000 ounces of gold and enacting a positive production decision on same. Tri-Valley estimates such a study could cost in excess of US$10 million.



ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS
           --------------



Tri-Valley believes the PDUS exploration acreage hosts a massive gold-bearing zone system related to the pluton underlying Buck Mountain and the Buckeye Creek on the flank where samples grading high values of gold (1.5 opt), tellurium, bismuth and tungsten with weaker arsenic values were found.

Tri-Valley retained approximately 14.5 square miles for its own account, including a potentially high grade dike system and high grade creek as well as placer rights over the entire 51.5 square miles of claims and prospecting sites. Tri-Valley will continue exploring this area in the 1999 field season with a team of geoscientific specialists from TsNIGRI, the principal Russian mineral research institute based in Moscow. It is the TsNIGRI specialists who discovered the samples that brought Placer Dome to the table on the other block of Tri-Valley claims.

Telecommunications
------------------

The Company has been doing due diligence on five telecommunication partnerships in an effort to acquire them. In May of 1997 the Company loaned one partnership $125,000 dollars on a 6 month note which was subsequently extended for an additional period of time. This note is now in default and the Company is pursuing all avenues to recover these funds. The Company believes there is sufficient asset collateral to allow us to recover these amounts.

Three  Months Ended March 31, 1999 as compared with Three Months ended March 31,
--------------------------------------------------------------------------------
1998
----

Revenues decreased $43,220 this quarter over the same period in 1998 due to one well being worked on for part of this period. Total revenue was $239,641 for the quarter ended March 31, 1999 compared to $282,861 for the period ending March 31, 1998.

Costs and expenses were lower this quarter by $116,880. This was due to mining expenditures being reduced $53,821, and General and Administrative costs reduced by $49,114. The reduction in the mining expenses was the result of decreased activity this quarter compared to the same quarter in 1998. General and administrative costs were lower because of lower legal expenses related to our lawsuit.-See Lawsuit.


                           PART II - OTHER INFORMATION

                                       12

ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

The Company is engaged in an on-going lawsuit in the Contra Costa County Superior Court. Company, as plaintiff, is seeking to recover damages incurred from a breech of contract and fiduciary responsibilities by a former officer of the company and a consulting geologist. The evidentiary portion is concluded and the Company is awaiting the ruling from the judge.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

(a)     Exhibits
(27)  Financial  Data  Schedule

(b)  Reports  on  Form  8-K:
           On March 23, 1999, the Company filed an 8-K announcing the execution of a definitive agreement with Placer Dome U.S., Inc.
           On April 21, 1999, the Company filed an 8-K announcing the closing of its office in Carpinteria, California.
                                   SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TRI-VALLEY  CORPORATION
                                    (Registrant)



      May  13,  1999      /s/  F.  Lynn  Blystone
                         ------------------------
                                                          F.  Lynn  Blystone
               President  and  Chief  Executive  Officer


      May  13,  1999     /s/  Thomas  J.  Cunningham
                         ---------------------------
               Thomas  J.  Cunningham
               Secretary,  Treasurer,  Chief  Financial  Officer