Form 10QSB
period 1999-06-30
TRI VALLEY CORP
filed 1999-08-11
CIK 22551

2

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  AND  EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  June  30,  1999

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

                              [ ]              [X ]
                               No             Yes

The number of shares of Registrant's common stock outstanding at June 30, 1999 was 19,088,248.
                             TRI-VALLEY CORPORATION

                                      INDEX


                                                            Page
                                                            ----

PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets June 30 1999 and
    December 31, 1998                                          3

  Consolidated Statements of Operations for the six
    months ended June 30, 1999 and 1998                        5

  Consolidated Statements of Cash Flows for the six
    months ended June 30, 1999 and 1998                        6

  Notes to Consolidated Financial Statements                   7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                          8


PART II - OTHER INFORMATION                                   11

SIGNATURES                                                    12



                                                               5



                         PART I - FINANCIAL INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                                     June 30, 1999   Dec. 31, 1998
                                     --------------  --------------

Current Assets
  Cash                               $      163,436  $      191,226
  Accounts receivable, trade                202,209         307,573
  A/R Related Parties                         3,750               -
  Prepaid expenses                            2,029           2,029
                                     --------------  --------------

    Total Current Assets                    371,424         625,828
                                     --------------  --------------

Property and Equipment, Net               1,066,223       1,038,237
                                     --------------  --------------

Other Assets
  Deposits                                  100,000         100,000
  Note Receivable                           125,000         125,000
  Acquisition Costs                         192,279         183,342
  Investments in partnerships                10,686          10,686
  Other                                      13,913          13,913
  Well Database (net of accumulated
    amortization of $32,320 at
    June 30, 1999 and $31,550
    at December 31, 1998                     60,791          61,561
  Goodwill (net of accumulated
    amortization of $194,324 at
  June 30, 1999 and $188,901
    at December 31, 1998                    239,529         244,952
                                     --------------  --------------

      Total Other Assets                    742,198         614,454
                                     --------------  --------------

      Total Assets                   $    2,179,845  $    2,278,519
                                     ==============  ==============



                            LIABILITIES  AND  SHAREHOLDERS'  EQUITY


                                                         June 30, 1999    Dec. 31, 1998
                                                        ---------------  ---------------

CURRENT LIABILITIES
  Notes and contracts payable                           $        8,335   $        9,641
  Trade accounts payable                                       459,882          582,533
  Amounts payable to joint venture
    participants                                               159,215          244,664
  Advances from joint venture
    participants                                               615,789          135,032
  Due to related parties                                             -            5,712
  Accrued expenses and
   other liabilities                                                 -                -
                                                        ---------------  ---------------

    Total Current Liabilities                                1,243,221          977,582
                                                        ---------------  ---------------

Long-term Portion of Notes and
  Contracts Payable                                              7,303            8,527
  Investor Payable                                                   -                -
                                                        ---------------  ---------------

Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    50,000,000 shares authorized;
    19,088,248  and  19,088,248 issued
    and outstanding at June 30, 1999
    and Dec. 31, 1998, respectively                             19,088           19,088
  Less:  Common stock in treasury,
   at cost, 173,825 shares                                     (44,369)         (41,061)
  Capital in excess of par value                             8,177,655        8,177,655
  Accumulated deficit                                       (7,223,053)      (6,863,272)
                                                        ---------------  ---------------

    Total Shareholders' Equity                                 929,321        1,292,410
                                                        ---------------  ---------------

    Total Liabilities and
      Shareholders' Equity                              $    2,179,845   $    2,278,519
                                                        ===============  ===============
  The accompanying notes are an integral part of these
  condensed financial statements.

                                                                     7


                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   For  the  Six  Months
                                                   ---------------------
                                                      Ended  June  30,
                                                      ----------------
                                                      1999         1998
                                                 ----------  ------------

Cash Flows from Operating Activities
  Net loss                                       $(359,783)  $  (575,893)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization      77,701        76,583
      Changes in operating capital:
      Amounts receivable                           101,614       316,315
      Deposits                                           -             -
      Trade accounts payable                      (122,651)      121,419
      Amounts payable to joint venture
        participants and related parties           (85,449)     (325,069)
      Advances from joint venture
        participants                               480,757    (1,167,856)
      Accrued expenses and other liabilities             -             -
                                                 ----------  ------------

Net Cash Used by Operating Activities              (92,189)   (1,707,667)
                                                 ----------  ------------

Cash Flows from Investing Activities
  Capital expenditures                            (116,671)      (68,591)
                                                 ----------  ------------

Cash Flows from Financing Activities
  Investor payable                                       -      (103,000)
  Principal payments on long-term debt                   -       (55,790)
  Proceeds from issuance of common stock            (3,308)      107,243
                                                 ----------  ------------
      Net Cash Provided by Financing Activities     (3,308)      (51,547)
                                                 ----------  ------------

Net Increase in Cash and Cash Equivalents          (27,790)   (1,824,805)
Cash and Cash Equivalents at Beginning
  Of Period                                        191,226     2,778,592
                                                 ----------  ------------

Cash and Cash Equivalents at
  End of Period                                  $ 163,436   $   950,787
                                                 ==========  ============



                                       10

                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months period ended June 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

Computer  Issues  for  the  Year  2000
--------------------------------------

The Company is aware of the issues associated with the programming code in existing systems as the millennium (Year 2000) approaches. The Company has examined the computer software and is confident it will accommodate the Year 2000 issue. Additionally, the company is contacting its appropriate vendors to determine if they are equipped to handle the Year 2000 issue. The company has received responses from all of its vendors affirming that they are compliant with the Y2K issue. The funds spent to make this determination were less than fifty dollars.

Petroleum  Activities
---------------------

Tri-Valley Oil & Gas (TVOG) received a letter of intent from Halliburton Energy Services proposing an alliance on Project Ekho our deep exploration play in the South San Joaquin Valley of California. Halliburton is the world's largest oilfield service firm. The alliance allows TVOG to receive technical service and support on a preferred basis.

TVOG has entered into letters of intent with a consortium of Canadian companies to participate in our Project Ekho. Pursuant to the terms of the Joint Operating Agreement and the Participation Agreement, the Canadians and other partners will drill up to three wells free of cost to the Company to test formations below 15,000 feet. Canaccord Capital Corporation, one of Canada's largest brokerage houses, assembled this consortium for TVOG. The Company is planning to commence operations on the first well before the end of the third quarter of this year.

Precious  Metals  Activities
----------------------------

In March we entered into an agreement with Placer Dome U.S., Inc. (PDUS) to explore, develop and mine 36 square miles of our 50.5 square mile claim block at Richardson, Alaska. In late May PDUS sent 7 geologists and technicians to the site, they will work the area this summer season as long as the weather allows. We believe that their work this summer will encourage them to continue their agreement with us even though the gold mining industry is going through the lowest gold price in over 20 years.
ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS  (Continued)
           --------------

BUSINESS  REVIEW  (continued)

Additionally, three geoscientists from TsNIGRI, which is based in Moscow, Russia, arrived in early June to continue exploring the 14.5 square mile claim block that we retained for our own account. This is the fifth time we have invited the TsNIGRI team to our claim block. Each time their exploration efforts have contributed results and advanced the status of the property by better defining the claim block.

Telecommunications
------------------

The Company has decided not to go forward with the effort to acquire the telecommunication general partnerships. We are using every effort to recoup the $125,000 plus interest from one of the partnerships we loaned money to. The Company believes there is sufficient asset collateral to allow us to recover these amounts. We expect to have a conclusion to this no later than end of the fourth quarter.

Three  Months  Ended  June 30, 1999 as compared with Three Months ended June 30,
--------------------------------------------------------------------------------
1998
----

For the quarter ended June 30, 1999 revenue was $115,214 less than for the same quarter in 1998. Gas revenue was $81,499 less due to declining production. Interest income was $21,780 less this period compared to the same period last year.

Costs and expenses were reduced $257,664 this quarter due to decreased General and Administrative expenses primarily due to reduced legal expenses, which were related to the lawsuit. See: Item 1. Legal Proceedings

The net loss for this quarter was $159,607 compared to a net loss of $302,057 for the same quarter in 1998.

                           PART II - OTHER INFORMATION

                                       13

ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

Tri-Valley Oil and Gas Co. v. ABA Energy Corporation et al, No. C97-02561 (Superior Court of Contra Costa County, California). In July of 1998 the Company filed a lawsuit against a consulting geologist and a former officer of Tri-Valley Oil & Gas Company for fraud and theft of trade secrets. The case was tried before a judge in early 1999. In June 1999, the Company was informed that the judge had issued a judgement denying the Company's complaint.

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


                                    TRI-VALLEY  CORPORATION
                                    (Registrant)



      July  30,  1999               /s/  F.  Lynn  Blystone
                                    ------------------------
                                    F.  Lynn  Blystone
                                    President  and  Chief  Executive  Officer