Form 10QSB/A
period 1999-06-30
TRI VALLEY CORP
filed 1999-08-16
CIK 22551

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

                             TRI-VALLEY CORPORATION

                                      INDEX


                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets June 30 1999 and
    December 31, 1998. . . . . . . . . . . . . . . . . . .     3

  Consolidated Statements of Operations for the six
    months ended June 30, 1999 and 1998. . . . . . . . . .     5

  Consolidated Statements of Cash Flows for the six
    months ended June 30, 1999 and 1998. . . . . . . . . .     6

  Notes to Consolidated Financial Statements . . . . . . .     7


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . .     8


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . .    11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .    12











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




                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For  the  Three  Months        For  the  Six  Months


                                                1999          1998          1999          1998
                                            ------------  ------------  ------------  ------------
Revenues
  Sale of oil and gas. . . . . . . . . . .  $   138,734   $   220,233   $   290,870   $   439,716
  Other income . . . . . . . . . . . . . .       10,777        22,712        95,535        61,178
  Interest income. . . . . . . . . . . . .        4,102        25,882         6,849        50,793
                                            ------------  ------------  ------------  ------------

    Total Revenues . . . . . . . . . . . .      153,613       268,827       393,254       551,687
                                            ------------  ------------  ------------  ------------

Cost and Expenses
  Oil and  gas lease expense . . . . . . .       19,210        12,517        49,572        56,147
  Mining Exporation Expenses . . . . . . .       32,821        22,101        90,633       133,733
  Depletion, depreciation and amortization       38,850        38,291        77,701        76,583
  Interest . . . . . . . . . . . . . . . .        6,776         1,421         7,566         3,447
  General administrative . . . . . . . . .      215,563       496,554       527,565       857,670
                                            ------------  ------------  ------------  ------------

    Total Cost and Expenses. . . . . . . .      313,220       570,884       753,037     1,127,580
                                            ------------  ------------  ------------  ------------

Net Loss . . . . . . . . . . . . . . . . .  $  (159,607)  $  (302,057)  $  (359,783)  $  (575,893)
                                            ============  ============  ============  ============

Net Income (Loss) per Common Share . . . .  $      (.01)  $      (.02)  $      (.01)  $      (.03)
                                            ============  ============  ============  ============

Weighted Average Number of Shares. . . . .   19,088,248    19,063,248    19,088,248    19,063,248
                                            ============  ============  ============  ============

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                   For  the  Six  Months
                                                   ---------------------
                                                     Ended  June  30,
                                                     ----------------

                                                    1999         1998
                                                 ----------  ------------
Cash Flows from Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . .  $(359,783)  $  (575,893)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization.     77,701        76,583
      Changes in operating capital:
      Amounts receivable. . . . . . . . . . . .    101,614       316,315
      Deposits. . . . . . . . . . . . . . . . .          -             -
      Trade accounts payable. . . . . . . . . .   (122,651)      121,419
      Amounts payable to joint venture
        participants and related parties. . . .    (85,449)     (325,069)
      Advances from joint venture
        participants. . . . . . . . . . . . . .    480,757    (1,167,856)
      Accrued expenses and other liabilities. .          -             -
                                                 ----------  ------------

Net Cash Used by Operating Activities . . . . .    (92,189)   (1,707,667)
                                                 ----------  ------------

Cash Flows from Investing Activities
  Capital expenditures. . . . . . . . . . . . .   (116,671)      (68,591)
                                                 ----------  ------------

Cash Flows from Financing Activities
  Investor payable. . . . . . . . . . . . . . .          -      (103,000)
  Principal payments on long-term debt. . . . .          -       (55,790)
  Proceeds from issuance of common stock. . . .     (3,308)      107,243
                                                 ----------  ------------
      Net Cash Provided by Financing Activities     (3,308)      (51,547)
                                                 ----------  ------------

Net Increase in Cash and Cash Equivalents . . .    (27,790)   (1,824,805)
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . .    191,226     2,778,592
                                                 ----------  ------------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . .  $ 163,436   $   950,787
                                                 ==========  ============

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


                        TRI-VALLEY  CORPORATION
                                    (Registrant)



      August  16,  1999      /s/  F.  Lynn  Blystone
                            ------------------------
                              F.  Lynn  Blystone
                              President  and  Chief  Executive  Officer