Form 10QSB
period 1999-09-30
TRI VALLEY CORP
filed 1999-11-15
CIK 22551

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB

(Mark  One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
      SECURITIES  AND  EXCHANGE  ACT  OF  1934
        For  the  quarterly  period  ended  September30,  1999

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

                              [ ]              [X ]
                               No             Yes

The number of shares of Registrant's common stock outstanding at September 30, 1999 was 19,201,248.

                             TRI-VALLEY CORPORATION

                                      INDEX


                                                            Page
                                                            ----
PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

  Consolidated Balance Sheets September 30 1999 and
    December 31, 1998. . . . . . . . . . . . . . . . . . .     4

  Consolidated Statements of Operations for the nine
    months ended September 30, 1999 and 1998 . . . . . . .     6

  Consolidated Statements of Cash Flows for the nine
    months ended September 30, 1999 and 1998 . . . . . . .     7

  Notes to Consolidated Financial Statements . . . . . . .     8


Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations. . . . . . . . . . .     9


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . .    11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . .    13


                         PART I - FINANCIAL INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS



                                     Sept. 30, 1999   Dec. 31, 1998
                                     ---------------  --------------
Current Assets
  Cash. . . . . . . . . . . . . . .  $     8,062,669  $      191,226
  Accounts receivable, trade. . . .          136,125         307,573
  A/R Related Parties . . . . . . .            3,750               -
  Prepaid expenses. . . . . . . . .            2,029           2,029
                                     ---------------  --------------

    Total Current Assets. . . . . .        8,204,573         625,828
                                     ---------------  --------------

Property and Equipment, Net . . . .          864,318       1,038,237
                                     ---------------  --------------

Other Assets
  Deposits. . . . . . . . . . . . .          100,000         100,000
  Note Receivable . . . . . . . . .          125,000         125,000
  Acquisition Costs . . . . . . . .          194,102         183,342
  Investments in partnerships . . .           10,686          10,686
  Other . . . . . . . . . . . . . .           13,913          13,913
  Well Database (net of accumulated
    amortization of $32,705 at
    Sept 30, 1999 and $31,550
    at December 31, 1998. . . . . .           74,407          61,561
  Goodwill (net of accumulated
    amortization of $197,035 at
  Sept 30, 1999 and $188,901
    at December 31, 1998. . . . . .          236,818         244,952
                                     ---------------  --------------

      Total Other Assets. . . . . .          754,926         614,454
                                     ---------------  --------------

      Total Assets. . . . . . . . .  $     9,823,817  $    2,278,519
                                     ===============  ==============

                            LIABILITIES  AND  SHAREHOLDERS'  EQUITY


                                         Sept. 30, 1999    Dec. 31, 1998
                                        ----------------  ---------------
CURRENT LIABILITIES
  Notes and contracts payable. . . . .  $         8,335   $        9,641
  Trade accounts payable . . . . . . .          328,947          582,533
  Amounts payable to joint venture
    participants . . . . . . . . . . .          109,440          244,664
  Advances from joint venture
    participants . . . . . . . . . . .        7,821,563          135,032
  Due to related parties . . . . . . .                -            5,712
  Accrued expenses and
   other liabilities . . . . . . . . .                -                -
                                        ----------------  ---------------

    Total Current Liabilities. . . . .        8,268,285          977,582
                                        ----------------  ---------------

Long-term Portion of Notes and
  Contracts Payable. . . . . . . . . .            6,012            8,527
  Investor Payable . . . . . . . . . .                -                -
                                        ----------------  ---------------

Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    50,000,000 shares authorized;
    19,201,248  and  19,088,248 issued
    and outstanding at Sept 30, 1999
    and Dec. 31, 1998, respectively. .           19,179           19,088
  Less:  Common stock in treasury,
   at cost, 173,825 shares . . . . . .          (44,369)         (41,061)
  Capital in excess of par value . . .        8,218,565        8,177,655
  Accumulated deficit. . . . . . . . .       (6,643,855)      (6,863,272)
                                        ----------------  ---------------

    Total Shareholders' Equity . . . .        1,549,520        1,292,410
                                        ----------------  ---------------

    Total Liabilities and
      Shareholders' Equity . . . . . .  $     9,823,817   $    2,278,519
                                        ================  ===============

     The accompanying notes are an integral part of these condensed financial statements.

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                     For  the  Three  Months                          For  the  Nine  Months


                                                1999          1998         1999          1998
                                             -----------  ------------  -----------  ------------
Revenues
  Sale of oil and gas . . . . . . . . . . .  $   113,157  $   197,037   $   404,026  $   636,753
  Sale of Property. . . . . . . . . . . . .    1,832,291          -0-     1,907,291          -0-
  Other income. . . . . . . . . . . . . . .        8,146        8,454        28,682       69,632
  Interest income . . . . . . . . . . . . .        3,273       11,514        10,121       62,307
                                             -----------  ------------  -----------  ------------

    Total Revenues. . . . . . . . . . . . .    1,956,867      217,005     2,350,120      768,692
                                             -----------  ------------  -----------  ------------

Cost and Expenses
  Oil and  gas operating expense. . . . . .       19,364       25,545        68,936       81,692
  Lease expense . . . . . . . . . . . . . .      108,836          -0-       108,836          -0-
  Mining Exploration Expenses . . . . . . .       51,879       35,644       142,511      169,377
  Cost of Sale of Property. . . . . . . . .      942,077          -0-       942,077          -0-
  Depletion, depreciation and amortization.       38,850       38,291       116,552      114,874
  Interest. . . . . . . . . . . . . . . . .        6,305          799        13,871        4,246
  General administrative. . . . . . . . . .      210,358      411,703       737,923    1,269,373
                                             -----------  ------------  -----------  ------------
    Total Cost and Expenses . . . . . . . .    1,377,669      511,982     2,130,706    1,639,562
                                             -----------  ------------  -----------  ------------

Net Profit/(Loss) . . . . . . . . . . . . .  $   579,198  $  (294,977)  $   219,414  $  (870,870)
                                             ===========  ============  ===========  ============
Net Income (Loss) per Common Share. . . . .  $       .03  $      (.02)  $       .01  $      (.05)
                                             ===========  ============  ===========  ============
Weighted Average Number of Shares . . . . .   19,174,208   19,063,248    19,174,248   19,063,248
                                             ===========  ============  ===========  ============

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



          For  the  Nine  Months
          ----------------------
          Ended  September  30,
          ---------------------

                                                    1999          1998
                                                 -----------  ------------
Cash Flows from Operating Activities
  Net loss. . . . . . . . . . . . . . . . . . .  $  219,414   $  (870,870)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization.     116,552      (114,874)
      Changes in operating capital:
      Amounts receivable. . . . . . . . . . . .     171,448       391,312
      Deposits. . . . . . . . . . . . . . . . .           -             -
      Trade accounts payable. . . . . . . . . .    (253,586)      442,899
      Amounts payable to joint venture
        participants and related parties. . . .    (135,224)     (418,594)
      Advances from joint venture
        participants. . . . . . . . . . . . . .   7,686,531    (1,827,903)
      Accrued expenses and other liabilities. .           -             -
                                                 -----------  ------------

Net Cash Used by Operating Activities . . . . .   7,805,135    (2,398,030)
                                                 -----------  ------------

Cash Flows from Investing Activities
  Capital expenditures. . . . . . . . . . . . .     104,001      (102,785)
                                                 -----------  ------------

Cash Flows from Financing Activities
  Investor payable. . . . . . . . . . . . . . .           -      (103,000)
  Principal payments on long-term debt. . . . .           -       (89,845)
  Proceeds from issuance of common stock. . . .     (37,693)      103,952
                                                 -----------  ------------
      Net Cash Provided by Financing Activities     (37,693)      (88,893)
                                                 -----------  ------------

Net Increase in Cash and Cash Equivalents . . .   7,871,443    (2,589,708)
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . .     191,226     2,778,592
                                                 -----------  ------------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . .  $8,062,669   $   188,884
                                                 ===========  ============

                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months period ended September 30, 1999, are not necessarily indicative of the results to be expected for the full year.

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

ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS
           --------------

BUSINESS  REVIEW

Notice  Regarding  Forward-Looking  Statements
----------------------------------------------

This report contains forward-looking statements. The words, "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee,"and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of the Company's business, lending activities, relationship with customers, and development in the oil and gas industry. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

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

Petroleum  Activities
---------------------

We finalized an agreement with a consortium of 9 Canadian companies to drill the Ekho well No. 1, our deep exploration play in the south San Joaquin Valley of California. The project was completely funded in September, contracts and other issues are being completed. Of the funds received for this well $7,821,563 was booked in the Current Asset as Cash and in the Current Liabilities as Advances from joint venture participants. We recorded $1,832,291 on the income statement as revenue from the sale of property and recorded the related expenses under Costs and Expenses. We anticipate the well activities to begin immediately. Tri-Valley has a 12 1/2 percent carried interest to completion at which time we will begin to pay our 12 1/2 percent interest. When the well pays out we will back in for another 12 1/2 percent working interest. This has the potential to be one of the largest discoveries made in California in many years.

ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS  (Continued)
           --------------
BUSINESS  REVIEW  (continued)

Precious  Metals  Activities
----------------------------

We continued to explore our mining exploration activities at our Richardson, Alaska mining claim with the geoscientists from Russia as described in our second quarter report on form 10-QSB. The season work activity was concluded in September.

Placer Dome began their work commitment in May and concluded their work in September. The project has survived the first cut on Placer Dome's retention list of world wide projects. PDUS has until December 31, 1999 to declare their intentions for 2000.

Three  Months  Ended  Sept 30, 1999 as compared with Three Months ended Sept 30,
--------------------------------------------------------------------------------
1998
----

The company had revenues of $1,956,867 for the three months ended September 30, 1999. This was an increase of $1,739,862 from the same period last year and was due primarily to the gross revenue generated by the sale of property associated with project EKHO well No. 1. The oil and gas sales decreased by $83,880 due to decline in production.

Operating expenses for the quarter ended September 30, 1999, increased by $865,687 (169%) to $1,377,669 from $511,982 in the same quarter in 1998. Our expenses increased mainly because we incurred costs in preparation of the Ekho No. 1 project, including lease acquisition and costs associated with selling the joint venture interests.

General and Administrative costs decreased $201,345 from the same period last year, this decrease was due to the decrease in legal costs associated with the lawsuit. We had profit of $579,198 for the three month period ending September 30, 1999 compared to a loss of $294,977 for the same period in 1998.

We  are  expecting  to  be  profitable  for  the  year ending December 31, 1999.

Capital  Resources  and  Liquidity
----------------------------------

At September 30, 1999, we had current assets totaling $8,204,573 and current liabilities totaling $8,268,285. Because of the receipt of capital to drill the Ekho No. 1 in the third quarter, our total assets increased to $9,823,817 at September 30, 1999, an increase of $7,545,298 (331%) from $2,278,519 at December 31, 1998.

Operating Activities. For the nine months ended September 30, 1999, cash provided by operating activities totaled $7,871,443 compared to a deficit at September 30, 1998, $2,589,708 cash used by operating activities. The cash provided will be reduced as the funds are spent to drill and complete this well.

Financing Activities. For the nine months ended September 30, 1999, $37,693 was used by financing activities. This represents costs associated with our issuance of common stock to employees as compensation for their services. This compares to a net of $88,893 used by financing activities in the same period in 1998

                           PART II - OTHER INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

We began foreclosure proceedings against the Third Mobile of Central New York to try to recover in full the funds that were loaned to that partnership in 1997. This loan matured and was due and payable in November of 1997. However, we extended the repayment date for an additional six months. No effort has been made to repay any of this debt. This partnership as asserted a counterclaim in the amount of five million dollars. We have a general release from the counterclaimant and believe this to be a frivolous and merit less claim. We intend to vigorously defend this to whatever degree necessary to prevail.

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


                        TRI-VALLEY  CORPORATION
                                    (Registrant)



      November  12,  1999      /s/  F.  Lynn  Blystone
                              ------------------------
                                                          F.  Lynn  Blystone
               President  and  Chief  Executive  Officer