Form 10KSB
period 1999-12-31
TRI VALLEY CORP
filed 2000-03-24
CIK 22551

12






                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  Fiscal  Year Ended December 31, 1999               Commission File No.
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

The  issuer's  revenues  for  the  most  recent  fiscal  year  were  $2,686,129

As  of  December 31, 1999, 19,301,248 common shares were issued and outstanding.
As of February25, 2000, 19,317,248 common shares were issued and outstanding, and the aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on that date was approximately$45,386,167.

DOCUMENTS  INCORPORATED  BY  REFERENCE:  None

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes;  No   X
                                                                           ---

Exhibit  Index  appears  on  page  42.









                                     PART I

ITEM  1.  BUSINESS
------------------

Tri-Valley Corporation, a Delaware corporation, is in the business of exploring, acquiring and developing prospective and producing petroleum and precious metals properties and interests therein. Tri-Valley has two wholly owned subsidiaries, Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities. TVOG derives the majority of its revenue from gas production. Tri-Valley Power Corporation is the other wholly owned subsidiary. However, this subsidiary is inactive at the present time. The precious metals activity is operated directly by Tri-Valley Corporation.

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

In 1987, the Company acquired precious metals claims on Alaska state lands. The Company has conducted exploration operations on these properties and has reduced its original claims to a block of approximately 39,360 acres (61.5 square miles). The Company has conducted trenching, core drilling, bulk sampling and assaying activities to date and has reason to believe that mineralization exists to justify additional exploration and development activities. However, to date, the Company has not identified probable mineral reserves on these properties


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

The company has retained the services of Cecil Engineering, an independent engineer, for the purposes of estimating the Company's net share of proved developed oil and gas reserves on all the Company's oil and gas properties at December 31, 1999. The Company does not include any undeveloped reserves in these reserve studies and, accordingly, only proved developed reserves are reported herein. Price is a material factor in the stated reserves of the Company, because higher prices permit relatively higher-cost reserves to be produced economically. Higher prices generally permit longer recovery, hence larger reserves at higher values. Conversely, lower prices generally limit recovery to lower-cost reserves, hence smaller reserves. The process of estimating oil and gas reserve quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimated data at best.

The estimated future net recoverable oil and gas reserves from proved developed properties as of December 31, 1999, December 31, 1998 and December 31, 1997 were as follows:
                              BBL                   MCF
                              ---                 -----

December  31,  1999             Condensate     185     Natural Gas     1,540,003
December  31,  1998             Condensate     234     Natural Gas     1,434,539
December  31,  1997             Condensate     224     Natural Gas     1,903,139



ITEM  2.  PROPERTIES
--------------------

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from the Company's proved developed oil and gas reserves, discounted at 10%, was $1,308,178 at December 31, 1999, $1,213,400 at December 31, 1998,and $1,996,100
at December 31, 1997. Reference is made to the unaudited supplemental information of the consolidated financial statements for further information on oil and gas reserves and estimated values.

The following table sets forth the net quantities of natural gas and crude oil produced by Registrant during:


                       Year Ended     Year Ended     Year Ended
                    December 31,     December 31,     December 31,
                                1999     1998     1997

              Natural Gas (MCF)     210,333     277,946     323,879
Crude  Oil  (BBL)            119            137                    225



The following table sets forth the average sales price and average production (lifting) cost per unit of oil and gas produced by registrant during:


                       Year Ended     Year Ended     Year Ended
                    December 31,     December 31,     December 31,
                                1999     1998     1997

               Natural gas (per MCF)     $2.20     $2.20     $2.40
Production  Costs
                  (per MCF)         .20         .20         .30

                Net Profit per MCF     $2.00     $2.00     $2.10

As of December 31, 1999, the Company had the following gross and net position in wells and developed acreage:

          Wells  (1)                                   Acres  (2)
          ----------                                   ----------
     Gross           Net                          Gross           Net
       12          5.125                           2192           645

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

The following table sets forth the number of productive and dry exploratory and development wells drilled by the Company during:









ITEM  2.  PROPERTIES
--------------------

                       Year Ended     Year Ended     Year Ended
                    December 31,     December 31,     December 31,
                               1999     1998*     1997

Exploratory
                         Producing     -0-     -0-     1.0
                            Dry     -0-     -0-     -0-

                            Total     -0-     -0-     1.0

Development
                         Producing     -0-     -0-     2.0
                            Dry     -0-     -0-     -0-

                             Total     -0-     -0-     2.0

*Two exploratory wells were drilled in 1998. No determination has been made as to the ability to commercially produce these wells.

The Company deals with both industry and sophisticated individual investors on its oil and gas projects.

The Company continually screens oil and gas prospects developed by the Company's own staff and by other sources for potential leasing.

The following table sets forth information regarding undeveloped oil and gas acreage in which the Company had an interest on December 31, 1999.

                  State          Gross Acres          Net Acres
                  -----          -----------          ---------

                                               11,112
                           California          13,339

Some of the Company's undeveloped acreage is held pursuant to leases from landowners. Such leases have varying dates of execution and generally expire one to five years after the date of the lease.

Precious  Metals
----------------

The precious metals properties are located in interior Alaska. They are comprised of 832 40-acre claims, of which 84 are leased from others, and 40 160-acre prospecting sites, located solely on State open lands requiring annual assessment work, and an annual per claim fee. All fees are current. However, the Company reduced its claim block, in Alaska, subsequent to November 30, 1995, to concentrate on the most advanced targets.

The following table sets forth the information regarding the acreage position the Company has under lease in Alaska as of December 31, 1999:

                                              Net Acres
                                              ---------
                           State          Gross Acres
                           -----          -----------
                  Alaska          39,680.00          38,886.00

Mineral properties claimed on Open State land require minimum annual assessment work of $100 worth per State of Alaska claim. The Company has no Federal claims. In 1998 and 1999, the Company conducted additional staking to bring its present land position to approximately 33,000 acres (61.5 square miles). Expenditures on the Richardson, Alaska acreage have already carried forward annual assessment requirements more than four years on all its claims.




ITEM  2.  PROPERTIES
--------------------

In 1991, Tri-Valley entered into an agreement with the Moscow based Central Research Institute of Geological Prospecting for Base and Precious Metals ("TsNIGRI") to demonstrate their proprietary technology for evaluating large areas of covered sub-arctic terrain. TsNIGRI has performed over 1,000 line miles of ground traverses for geological, geochemical, biochemical, hydrochemical sampling and geophysical profiles throughout Tri-Valley's claim block and surroundings. More than 5,000 samples have been run through a variety of laboratory analysis including over 1,000 samples assayed by Bondar-Clegg, an industry accepted assay house. Physical gold has been found at 60 locations wide spread over a 20 mile swath on the claims and TsNIGRI has increased their forecast to over 2 million ounces of recoverable gold. Based on the results of this study of the Company's then 64 square mile lode gold claim block, Tri-Valley management believes it prudent for continued development of this precious metals segment of the Company.

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


ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

During the year ended 1997, the Company filed an action in Contra Costa Superior Court against an unrelated Corporation (defendant) for breach of contract, declaratory relief, breach of confidence, deceit, negligent misrepresentation, interference with prospective economic advantage, unfair competition, and constructive trust. The matter proceeded to trial on January 19, 1999, and resulted in a judgement for defendants. The judgement was entered in favor of defendants on July 26, 1999. Thereafter, defendants filed a motion for their attorney fees pursuant to California Civil Code. On December 21, 1999, the Court issued an order awarding attorneys' fees to defendants in the amount of $370,367, with interest accruing at the statutory rate of 10% per annum from December 1, 1999. On January 19, 2000, the Company filed its appeal of the order. While the final outcome of this matter cannot be determined presently with certainty, the Company believes it has meritorious grounds for appeal and intends to vigorously pursue the reversal of this order and therefore has not recognized a liability in the financial statements. An unfavorable outcome of this litigation could have a material adverse effect on the Company's financial position, liquidity and results of operations.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

On November 19, 1999, the Company held its annual meeting. The matters submitted to a vote of the security holders included the election of directors, an amendment to the Certificate of Incorporation to increase the number of authorized shares, the election by the Company to be governed by 203 of the Delaware General Corporation Laws, and an amendment to the Company's Incentive Stock Option Plan to increase the number of authrorized shares. The shareholders elected all of the nominees for director who were recommended by the board. They adopted the proposals to increase the number of authorized shares



ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

and amend the stock option plan, but they rejected the proposal to be governed by Section 203 of the Delaware General Corporation Law. The shareholder votes were as follows:

                             FOR     AGAINST     ABSTAIN
              Earl H. Beistline     18,148,896     4,750     54,960
              F. Lynn Blystone     18,127,110     26,536     54,960
              Milton J. Carlson     18,151,896     1,750     54,960
             Dennis P. Lockhart     18,149,396     4,250     54,960
               Loren J. Miller     18,151,896     1,750     54,960
                Clive Stockdale     18,152,896     750     54,960

Measure #2 - Approved an amendment to the Certificate of Incorporation to increase the number of authorized shares.
                          16,811,836     838,970     557,800

Measure  #3  -  Election  by  the Company to be governed by  203 of the Delaware
General
Corporation  Laws.
                         12,015,080     100,565     6,092,961
Failed to secure necessary 2/3rds majority of outstanding stock due to abstentions having to be counted as "no" votes.

Measure  #4 - Approved an amendment to the Company's Incentive Stock Option Plan to
increase  the  number  of  authorized  shares.
                         11,360,287     987,151     5,861,168

------



                                     PART II
                                     -------

ITEM  5.  MARKET  PRICE  OF  THE REGISTRANT'S COMMON STOCK AND RELATED  SECURITY
--------------------------------------------------------------------------------
HOLDER  MATTERS
---------------

Shares of Tri-Valley Corporation stock are traded over-the-counter on the Electronic Bulletin Board under the symbol "TRIL". The following table shows the high and low bid and asked prices of Tri-Valley stock for the quarterly periods indicated as reported by the OTC Stock Journal:


                Bid Prices   Asked Prices
                -----------  -------------
                   High           Low       High    Low
                -----------  -------------  -----  -----
1999:
First Quarter.  $      .470  $         .34  $ .56  $ .34
Second Quarter  $     1.063  $         .38  $1.12  $ .38
Third Quarter.  $     1.188  $         .72  $1.31  $ .63
Fourth Quarter  $     1.969  $        1.19  $2.16  $1.19



                 Bid  Prices              Asked  Prices
                 -----------              -------------
          High          Low          High          Low
          ----          ---          ----          ---


1998:
     First  Quarter     $     1.688     $     .91     $     1.63     $     1.02
Second  Quarter     $      .969     $      .53     $      .97     $      .69
Third  Quarter     $     .719     $      .31     $      .78     $      .59
Fourth  Quarter     $      .625     $     .19     $      .56     $     .38

As of December 31, 1999, the Company estimates that its common stock was held by approximately 2,000 shareholders of record in 40 states and at least 4 foreign countries.

The Company historically has paid no dividends, and at this time does not plan to pay any dividends in the immediate future. Rather, the Company strives to add share value through discovery success. As of 3/06/00, the Company had 13 market makers for our stock. In 1999, trading volume exceeded 8.2 million shares.

Recent  Sales  of  unregistered  Securities
-------------------------------------------

During 1999 there were 18,000 shares issued at $0.50 each from the exercise of stock options held by three directors and one former employee. Additionally, 175,000 shares were sold to individuals in private placement, 75,000 at a price of $0.50 per share and 100,000 at a price of $1.25 per share, all exempt under
Section  4(2)  of  the  Securities  Act  of  1933.

DESCRIPTION  OF  SECURITIES.
----------------------------

We are authorized to issue up to100 million shares of one class of Common Stock, par value $0.001 per share, and 5 million shares of Preferred Stock, par value $.001 per share. On December 31, 1999, 19,301,248 shares of Common Stock and no shares of Preferred Stock were issued and outstanding.


Common  Stock
-------------

Each shareholder of the Common Stock is entitled to one vote for each share of common stock held on all matters to be voted on by shareholders. The Company's Certificate of Incorporation precludes cumulative voting in elections of directors. However, because the Company is qualified to do business in California and its principal place of business and many of its shareholders are in California, the Company must comply with certain provisions of the California Corporations Code concerning the rights of shareholders. Thus, the Company is subject to Section 708 of the California Corporations Code, permitting shareholders to cumulate their votes at any election of directors. In the election of directors, cumulative voting permits each shareholder give one candidate a number of votes equal to the number of directors to be elected multiplied by the number of shares held by the shareholder, or to distribute that number of votes among as many candidates as the shareholder sees fit. No shareholder may cumulate votes in an election of directors



ITEM  5.  MARKET  PRICE  OF  THE REGISTRANT'S COMMON STOCK AND RELATED  SECURITY
--------------------------------------------------------------------------------
HOLDER  MATTERS
---------------

unless a shareholder has given notice of the intention to cumulate votes prior to the commencement of voting. If any shareholder has given notice of the intent to cumulate votes, then all shareholders may do so. Shareholders have no preemptive rights or other rights to subscribe for additional shares.

Shareholders have no conversion rights, redemption rights, or sinking fund provisions. Shareholders are entitled to receive dividends, when declared by its board of directors, out of funds legally available therefore, subject to the restrictions set forth in the Delaware Statutes. If the Company were to liquidate, dissolve, or wind up, the holders of the Common Stock would be entitled to receive, pro rata, the net assets of the Company remaining after the Company satisfies its obligations with its creditors. Under Article Eleventh of its Certificate of Incorporation, the Company has eliminated the potential liability of directors to it, and is also required to indemnify its directors against any liability for monetary damages, to the extent allowed by Delaware law. All outstanding shares of Common Stock are fully paid and not subject to further calls or assessments.


Preferred  Stock
----------------

We are authorized to issue up to five million shares of Preferred Stock, par value $0.001 per share. No shares of Preferred Stock have been issued. The Certificate of Incorporation of the Company does not specify any powers, rights, or preferences for the Preferred Stock other than the Common Stock.


Anti-Takeover  Provisions  -  the  Share  Purchase  Rights  Plan
----------------------------------------------------------------

At our annual meeting of the shareholders of the Company in November 1999, the shareholders voted in favor amending the Certificate of Incorporation to increase the shares of Common Stock the Company is authorized to issue to 100 million shares. One reason for the increase was to permit the Board to adopt a Share Purchase Rights Plan. After the shareholders approved the amendment, the Board adopted the rights plan.

The rights in the Share Purchase Rights Plan are designed to protect and maximize the value of the outstanding equity interests in Tri-Valley in the event of an unsolicited attempt by an acquirer to take over Tri-Valley, in a manner or on terms not approved by the Board of Directors. Takeover attempts frequently include coercive tactics to deprive a company's board of directors and its stockholders of any real opportunity to determine the destiny of the company. The rights were declared in order to deter these types of coercive tactics, which, include a gradual accumulation of shares in the open market of a 15% or greater position to be followed by a merger or a partial or two-tier tender offer that does not treat all stockholders equally. These tactics unfairly pressure stockholders, squeeze them out of their investment without giving them any real choice and deprive them of the full value of their shares.

Our Board of Directors believes that the rights represent a sound and reasonable means of addressing the complex issues of corporate policy created by the current takeover environment. However, the rights may have the effect of rendering more difficult or discouraging an acquisition of Tri-Valley deemed undesirable by the Board of Directors. The rights may cause substantial dilution to a person or group that attempts to acquire Tri-Valley on terms or in a manner not approved by our Board of Directors.

Pursuant to the Share Purchase Rights Plan, we will issue one preferred stock share purchase right for each outstanding share of common stock. Each right entitles the registered holder to purchase from the Company 1/100 of a share of our preferred stock at a purchase price of $20 per share, subject to adjustment. The rights become exercisable after the lapse of either (i) 10 days following a public announcement or disclosure that a person or group of affiliated or associated persons, or an acquiring person, has acquired beneficial ownership of 15% or more of the outstanding shares of our Common Stock, or (ii) 10 business days, or a later date as may be determined by the Board prior to the time a person or group becomes an acquiring person, following the announcement of an intention to make a tender offer or exchange offer the consummation of which would result in a person or group becoming an acquiring person.




ITEM  5.  MARKET  PRICE  OF  THE REGISTRANT'S COMMON STOCK AND RELATED  SECURITY
--------------------------------------------------------------------------------
HOLDER  MATTERS
---------------

The earlier of those dates is called the distribution date. No person or group will be an acquiring person if the board determines in good faith that the person or group who would otherwise be an acquiring person has become one inadvertently, and that person or group promptly takes the actions necessary so that it would no longer be considered an acquiring person.

The rights will expire in December 2009, ten years after the Board adopted the rights plan, unless the rights are redeemed earlier or unless the Board elects to extend the expiration date.

The number of outstanding rights and the number of shares of common stock issuable upon the exercise of each right also will be subject to adjustment in the event of a stock split of the Common Stock or a stock dividend on the Common Stock payable in Common Stock or subdivisions, consolidations or combinations of the Common Stock occurring, in any such case, prior to distribution of the rights.

If any person or group becomes and acquiring person, each holder of a right, other than the acquiring person, will have the right to receive upon exercise that number of shares of Common Stock having a market value of two times the exercise price of the right unless the event causing the person or group to become an acquiring person is a merger, acquisition or other business combination described in the next paragraph. If we do not have a sufficient amount of authorized Common Stock to satisfy the obligation to issue shares of Common Stock, we must deliver upon payment of the exercise price of a right an amount of cash or other securities equivalent in value to the shares of Common Stock issuable upon exercise of a right.

If any person or group becomes an acquiring person and (i) we merge into or engage in certain other business combination transactions with an acquiring person, or (ii) 50% or more of out consolidated assets or earning power are sold to an acquiring person, each holder of a right, other than the acquiring person will have the right to receive that number of shares of Common Stock of the acquiring company which will have a market value of two times the exercise price of the right.

At any time after any person becomes an acquiring person and prior to that person or group acquiring 50% or more of the outstanding shares of Common Stock, the Board may exchange the rights, other than rights owned by the acquiring person, at an exchange ratio of one share of Common Stock, or 1/100 of a preferred share per right.

With certain exceptions, no adjustment in the purchase price will be required until cumulative adjustments require an adjustment of a least 1% in the purchase price. No fractional preferred shares will be issued. However, fractions which are integral multiples of 1/100 of a preferred share may, at our election, be evidenced by depositary receipts. In lieu of fractional shares, an adjustment in case will be based on the market price of the preferred shares on the last trading day prior to the date of exercise.

At any time prior to such time as a person or group becomes an acquiring person, the Board may redeem all, but not some, of the rights at a price of $0.001 per right. The redemption of the rights may be made effective at the time, on the basis and with any conditions as the Board in its sole discretion may establish. After the period for redemption of the rights has expired, the Board may not amend the rights agreement to extend the period for redemption of the rights. The right to exercise the rights terminates immediately when they are redeemed and the only right of the holders of rights after that time will be to receive the redemption price.

The terms of the rights may be amended by a resolution of the Board without the consent of the holders of the rights. However, from and after such time as any person or group becomes an acquiring person, no amendment may adversely affect the interests of the holders of the rights other than an acquiring person.

Until a right is exercised, the holder will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

The preferred shares purchasable upon exercise of the rights, described above, will not be redeemable. Each preferred share will be entitled to a quarterly dividend payment of 100 times the dividend declared per share of Common Stock. Each preferred share will have 100 votes, voting together with the shares of Common Stock. In the event of any merger, consolidation or other transaction in which shares of Common



ITEM  5.  MARKET  PRICE  OF  THE REGISTRANT'S COMMON STOCK AND RELATED  SECURITY
--------------------------------------------------------------------------------
HOLDER  MATTERS
---------------

A copy of the rights agreement that was adopted by the Board has been filed with the Securities and Stock are exchanged, each preferred share will be entitled to receive 100 times the amount received per share of Common Stock. In the event of liquidation, each preferred share will be entitled to a $1.00 preference, and after payment of the preference, the holders of the preferred shares will be entitled to an aggregate payment of 100 times the aggregate payment made per share of Common Stock. Because of the nature of the preferred shares' dividend, liquidation and voting rights, the value of the 1/100 interest in a preferred share purchasable upon exercise of each right should approximate the value of the one share of Common Stock.

Exchange  Commission  as  an  exhibit  to  this  annual  report.


 ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
----------------------------------------------------------------------------

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


Computer  Uncertainties  for  the  Year  2000

The Company has examined its computer software and it has not had any problem with the "Year 2000" issue and does not expect any.


Natural  Gas  Activities

The Company generally sells a percentage of production on a fixed contract price and the remainder at the monthly spot price. However, for 1999 the Company believed that continued weakness in the oil and gas sector would persist.
Therefore the Company sold 100% on a fixed price contract. For 2000, the Company's contract will be for a portion of a fixed contract price and the balance on the spot market.

Our hydrocarbon reserves were valued by independent engineers at a net present value of $1,217,299 at December 31, 1999, an increase of $38,954 from December 31, 1998 after taking into account the SEC mandatory 10% discount rate and also taking into consideration the effect of income tax. This value does not appear on the balance sheet because accounting rules require discovered reserves to be carried on the balance sheet at the cost of obtaining them rather than the actual future net revenue from producing them.

Tri-Valley arranges to be carried in the test wells on prospects. Therefore, it incurs very little cost and very little value of discovered reserves appear on the balance sheet despite the fact that reserves are a very important value to the Company,


Petroleum  Activities

The main activity of the Company during 1999 was operating its producing wells and reworking a well that had been shut-in. For the last three years, the Company has successfully been leasing land for its EKHO Project. In 1999, the Company raised $9,500,000.00 dollars for this project and began drilling February 7, 2000 and is currently drilling ahead to a target depth of over 19,000 feet.







ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
---------------------------------------------------------------------------

Precious  Metals  Activity

The price of gold has fluctuated in the last 12 months from a high of $324.50 per oz. to a low of $253.00 per oz. However, the Company believes its properties contain deposits that can produce the gold at a cost that will still allow a significant profit.

On March 22, 1999, Tri-Valley and Placer Dome U.S., Inc., executed a definitive agreement for PDUS to explore, develop and mine approximately 36 square miles of Tri-Valley's 50.5-square mile claim block at Richardson, Alaska.

Terms of the agreement call for PDUS to expend a minimum of US $6.5 million in work on the property and partially reimburse Tri-Valley for some of its previous exploration, all within five years, in order for PDUS to earn 51% interest in the property. PDUS paid the Company $225,000 in 1999 and is required to pay the Company $200,000 in the year 2000 pursuant to this agreement. PDUS may earn an additional 29% interest by completing a bankable feasibility study on no less than 750,000 ounces of gold and enacting a positive production decision on same. Tri-Valley estimates such a study could cost in excess of US$10 million.

Tri-Valley believes the PDUS exploration acreage hosts a massive gold-bearing zone system related to the pluton underlying Buck Mountain and the Buckeye Creek on the flank where samples grading high values of gold (1.5 opt), tellurium, bismuth and tungsten with weaker arsenic values were found.

Tri-Valley retained approximately 14.5 square miles for its own account, including a potentially high grade dike system and high grade creek as well as placer rights over the entire 51.5 square miles of claims and prospecting sites. During 1999, Tri-Valley added 10 square miles of claims to bring their claim block to a total of 61.5 square miles.


Telecommunications

In May of 1997, the Company loaned the 3rd Mobil of Central New York general partnership $125,000 dollars, which is secured by property, on a 6 month note which was subsequently extended for an additional period of time. This note is now in default and the Company is proceeding with foreclosure actions on these secured assets.


RESULTS  OF  OPERATIONS

Comparison  of  Years  Ended  December  31,  1999  and  1998
------------------------------------------------------------
Balance  Sheet
--------------

The Company had $8,050,469 cash on hand at December 31, 1999 compared to $191,226 as of December 31, 1998. This increase was the result of the Company being advanced funds from the joint interest partners for their participation in a well to be drilled during the year 2000. Accounts receivable are down for the year ended December 31, 1999 by $152,389 due to less drilling activity by the Company in 1999. The Company has a note receivable for a loan the Company made to the telecommunications partnership. This loan is now in default and has been reclassified as a non-current asset. However, the Company believes the collatteral for this loan is more than sufficient to satisfy this debt. Trade accounts payable are $191,429 less for the year ended December 31, 1999 from the same period last year due in large part to lack of drilling activity.


Revenues

Oil and Gas sales decreased to $522,591 for the period ended December 31, 1999 from $833,380 for the year ended December 31, 1998. This decrease of $310,789 was due to declining production. Interest income was down $32,353 due to fewer funds available to the company to invest in interest bearing accounts, as has been the case in preceding years. Other income was up $1,975,866, which was the result



 ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
----------------------------------------------------------------------------

of the sale of its Ekho No. 1 Project, which allowed the Company to recoup costs it had expended in prior years to put this project together.


Costs  and  Expenses
--------------------

Cost and expenses were up $677,030 from last year due in part to oil and gas lease expenses increasing by $1,113,469 due to expenses related to the sale of a well project. General and administrative costs decreased $506,923 over last year primarily due to decreased legal expenses related to the lawsuit between TVOG and ABA Energy Corporation, et al. See item 3. Legal Proceedings, page 5. In 1999, the Company wrote off $148,334 of previously capitalized costs related to the due diligence of the telecommunications partnerships. Depreciation, depletion and amortization expense decreased $55,009 due to a decrease in depletion expenses as production from existing wells continues to decline.

------



























                          ITEM 7:  FINANCIAL STATEMENTS

                             TRI-VALLEY CORPORATION
                                      INDEX


                                       Page(s)
                                       -------

Report  of  Brown  Armstrong  Randall  Reyes  Paulden  &  McCown,
     Independent  Auditor's  Report     15

Consolidated  Balance  Sheets  at  December  31,  1999  and  1998     16-17

Consolidated  Statements  of  Operations  for  the  Years  Ended
                          December 31, 1999 and 1998     18

Consolidated  Statements  of  Changes  in  Shareholders'  Equity  for  the
     Years  Ended  December  31,  1999  and  1998     19

Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
     December  31,  1999  and  1998     20

Notes  to  Consolidated  Financial  Statements     21-32

Supplemental  Information  about  Oil  and  Gas  Producing
     Activities  (Unaudited)     33-36

15
REPORT  OF  INDEPENDENT  AUDITOR'S


The  Board  of  Directors
Tri-Valley  Corporation
Bakersfield,  California


We have audited the accompanying consolidated balance sheets of Tri-Valley Corporation as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards used in the United States which are not significantly different than those used in Canada. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects the financial position of Tri-Valley Corporation at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

     BROWN  ARMSTRONG  RANDALL
     REYES  PAULDEN  &  McCOWN
     ACCOUNTANCY  CORPORATION


Bakersfield,  California
February  14,  2000

   The accompanying notes are an integral part of these financial statements.
                                       18
                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS





                            December 31,     December 31,
             1999              1998
     ------------     -------------

Current  Assets
   Cash     $     8,050,469     $        191,226
   Accounts  receivable,  trade     155,184     307,573
   Prepaid  expenses                   2,029                   2,029
                         -------------------     -------------------

                 Total Current Assets            8,207,682               500,828
                                          ----------------     -----------------

                Property and Equipment, Net (Notes 1 and 2)            1,059,755
                                                                ----------------
                                                                       1,038,237
                                                                           -----

Other  Assets
   Deposits     100,000     100,000
   Note  receivable     125,000     125,000
   Acquisition  costs  (Note  1)     50,000     183,342
   Investments  in  partnerships  (Note  1)     12,006     10,686
   Well  Database  (net  of  accumulated  amortization  of  $37,755
     and  $33,089  at  December  31,  1999  and  1998,  respectively)     70,895
61,561
   Goodwill  (net  of  accumulated  amortization  of  $199,747 and  $188,901  at  December  31,  1999  and  1998,  respectively)  (Note 1)
234,106     244,952
   Other                 13,914                 13,913
             ------------------     ------------------

                  Total Other Assets               605,921               739,454
                                         -----------------     -----------------

                            TOTAL ASSETS     $     9,873,358     $     2,278,519
                                             ===============     ===============

                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND SHAREHOLDERS' EQUITY





                            December 31,     December 31,
             1999              1998
     ------------     -------------

Current  Liabilities
   Notes  payable  (Note  3)     $         10,554     $             9,641
   Trade  accounts  payable     391,104     582,533
   Amounts  payable  to  joint  venture  participants     95,986     244,664
   Advances  from  joint  venture  participants,  net     7,877,600     135,032
   Due  to  related  parties                        -                   5,712
                                 --------------------     -------------------

             Total Current Liabilities           8,375,244               977,582
                                           ---------------     -----------------

Long-Term  Portion  of  Notes  Payable
  (Note  3)                21,055                   8,527
                -----------------     -------------------

Shareholders'  Equity
   Common  stock,  $.001  par  value;  100,000,000  shares  authorized;
     19,301,248  and  19,088,248,  issued  and  outstanding  at
     December  31,  1999  and  1998,  respectively     19,281     19,088
   Less:  common  stock  in  treasury,  at  cost,  179,425  and  172,925
     shares  at  December  31,  1999  and  1998,  respectively     (45,163)
(41,061)
          Capital in excess of par value           8,344,462     8,177,655
                    Accumulated deficit         (6,841,521)          (6,863,272)
                                            --------------      ---------------

            Total Shareholders' Equity            1,477,059            1,292,410
                                           ----------------     ----------------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $    9,873,358     $
                                                            --------------     -
                                                                       2,278,519
                                                                         -------

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                              Year Ended     Year Ended
                             December 31,     December 31,
             1999              1998
     ------------     -------------


     $        522,591     $        833,380
Revenues       7,434        -
   Sale  of  oil  and  gas     32,353     66,627
   Gain  on  sale  of  oil prospect            2,053,751                  77,885
                                        ----------------     -------------------
   Interest  income
   Other  income            2,686,129                977,892
                     ----------------     ------------------

Cost  and  Expenses
   Mining  exploration  costs     193,069     228,707
   Oil  and  gas  leases     1,222,279     108,810
   General  and  administrative     1,002,258     1,509,181
   Depreciation,  depletion  and  amortization     80,946     135,955
   Interest      17,492       4,695
   Impairment  of  acquisition  costs               148,334
                                          -----------------
-

            2,664,378             1,987,348
     ----------------     -----------------

                Net Income (Loss) Before Income Taxes     21,751     (1,009,456)

      Tax Provision (Note 5)                         -                         -
                                 ---------------------     ---------------------

                   Net Income (Loss)     $          21,751     $     (1,009,456)
                                         =================     ================


           Basic Earnings (Loss) per Common Share     $                .00     $
                                                      --------------------     -
                                                                           (.05)
                                                                           -----


               Weighted Average Number of Shares Outstanding          18,957,278
                                                                 ---------------
                                                                      18,887,870
                                                                          ------

   The accompanying notes are an integral part of these financial statements.
                                       19
                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY





                                           Capital in
                    Excess of     Accumulated     Treasury     Shareholders'
          Shares        Par  Value        Par  Value          Deficit
     -----------     -------------     -------------     ------------
Stock          Equity
 ----     -----------

Balance  at
 December  31,  1997     18,922,248     $       18,922     $  8,048,331     $
(5,853,816)     $      (28,639)     $  2,184,798

Issuance  of  common
  stock  to  investors     166,000     166     145,584     -     (12,422)
133,328
Stock  issuance  costs     -     -     (16,260)     -     -     (16,260)
Net  loss                     -                     -                    -
              -----------------     -----------------     ----------------
(1,009,456)                     -        (1,009,456)
----------      -----------------     --------------

Balance  at
 December  31,  1998       19,088,248     19,088     8,177,655      (6,863,272)
(41,061)      1,292,410

Issuance  of  common
  stock  to  investors     193,000     193     171,307     -     (4,102)
167,398
Stock  issuance  costs     -     -     (4,500)     -     -     (4,500)
Net  income                     -                     -                     -
                -----------------     -----------------     -----------------
          21,751                     -              21,751
----------------     -----------------     ---------------

Balance  at
 December  31,  1999       19,281,248     $       19,281     $  8,344,462     $
                         ------------     --------------     ------------     -
(6,841,521)     $     (45,163)     $  1,477,059
 ----------     --------------     ------------

   The accompanying notes are an integral part of these financial statements.
                                       20
                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                              Year Ended     Year Ended
                            December 31,     December 31,
              1999             1998
     -------------     ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
    Net  income  (loss)     $            21,751     $     (1,009,456)
    Adjustments  to  reconcile  net  loss  to  net  cash
      used  by  operating  activities:
        Depreciation,  depletion,  and  amortization     80,946     135,955
        (Gain)  on  sale  of  property     (77,434)     -
        Impairment,  dry  hole  and  other  disposals  of property and equipment
164,529     -
        Changes  in  operating  capital:
        Decrease  in  accounts  receivable     152,389     389,185
        (Increase)  in  deposits  and  other  assets     (28,992)     (5)
        Increase  (decrease) in trade accounts payable     (191,431)     507,737
        (Decrease)  in  amounts  payable  to  joint  venture  participants
          and  related  parties               (154,390)              (451,587)
                                    ------------------      -----------------

Net  Cash  Used  by  Operating  Activities                 (32,632)
                                               -------------------
(428,171)
    ----

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
    Proceeds  from  sale  of  property     80,000     -
    Capital  expenditures     (105,713)     (374,517)
    Investment  in  partnerships                   (1,320)
                                     --------------------
(2,265)

Net  Cash  Used  by  Investing  Activities                 (27,033)
                                               -------------------
(376,782)
    ----

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
    Increase  (decrease)  in  advances  from  joint  venture  participants
7,742,568     (1,710,032)
    Principal  payments  on  long-term  debt     (5,134)     (86,449)
    Proceeds  from  issuance  of  common  stock     192     63
    Additional  paid  in  capital     166,807     42,687
    Purchase  of  treasury  stock     (4,102)     (12,422)
    Proceeds  from  loan                18,575     -
    Stock  issuance  costs                          -                (16,260)
                               ----------------------     ------------------

Net  Cash  Provided  (Used)  by  Financing  Activities              7,918,906
                                                           ------------------
(1,782,413)
----------

              Net Increase (Decrease) in Cash and Cash Equivalents     7,859,241
                                                                     (2,587,366)
          Cash at Beginning of Year                 191,226            2,778,592
                                        -------------------     ----------------

                  Cash at End of Year     $       8,050,469     $        191,226
                                          -----------------     ----------------

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:
                    Interest paid     $            17,492     $            4,695
                                      -------------------     ------------------

               Income taxes paid     $              4,662     $            2,125
                                     --------------------     ------------------

NONCASH  FINANCING  AND  INVESTING  ACTIVITIES:
         Conversion of investor payable to common stock       $                -
                                                            --------------------
                                                                $        103,000
                                                                ----------------

                             TRI-VALLEY CORPORATION
                   NOTES CONSOLIDATED TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1999 AND 1998




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

Material estimates that are particularly susceptible to significant change relate to the estimate of Company oil and gas reserves prepared by an independent engineering consultant. Such estimates are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves. Estimated reserves are used in the calculation of depletion, depreciation and amortization as well as the Company's assessment of proved oil and gas properties for impairment.

History  and  Business  Activity
--------------------------------

Historically an oil and gas exploration and production company, emphasizing the Sacramento Valley natural gas province, the Company added precious metals exploration in fiscal year 1987. The Company conducts its oil and gas business primarily through its wholly owned oil and gas subsidiary, Tri-Valley Oil & Gas Company ("TVOG"). TVOG is engaged in the exploration, acquisition and production of oil and gas properties. At present, the precious metals exploration activities are conducted directly by the parent, Tri-Valley Corporation ("TVC"). TVC has traditionally sought acquisition or merger opportunities within and outside of petroleum and mineral industries.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Basis  of  Accounting
---------------------

The Company prepares its financial statements using the accrual basis of accounting in conformity with generally accepted accounting principles used in the United States consistently applied. These principles do not result in significant differences from those used in Canada. Oil and gas and mining activities are recorded using the successful efforts method of accounting.

Substantially all of the Company's exploration, development and production activities are conducted in the form of joint venture agreements with others and accordingly, the financial statements reflect only the Company's proportionate interest in these joint ventures.

Cash  Equivalent  and  Short-Term  Investments
----------------------------------------------

Cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with original maturities of three months or less.

Goodwill
--------

The consolidated financial statements include the net assets purchased of Tri-Valley Corporation's wholly owned oil and gas subsidiary, TVOG. Net assets are carried at their fair market value at the acquisition date. The excess of acquisition costs over the fair value of assets acquired is included in and has been allocated to goodwill. Goodwill of $433,853 is being amortized on a straight-line basis over 40 years. The carrying amount of goodwill is evaluated periodically. Factors used in the evaluation include the Company's ability to raise capital as a public company and anticipated cash flows from operating and non-operating mineral properties. Tri-Valley Corporation has not established an allowance for the impairment of goodwill which may be realized should the Company be acquired or merged with another organization.

Acquisition  Costs
------------------

In prior years, the Company capitalized costs as a part of a potential acquisition of 26 wireless communication licenses held by five partnerships. As discussed in Note 9, the licenses and equipment, which the Company may eventually acquire, are included in a security agreement as collateral between the debtor and the Company. During 1999, $148,334 of previously capitalized acquisition costs were considered impaired.

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

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Drilling  Agreements/Joint  Ventures  (Continued)
------------------------------------

Receivables from and amounts payable to these related parties (as well as other related parties) have been segregated in the accompanying financial statements. In the event the Company has expended funds for a project in an amount greater than the original contribution from investors, these costs offset advances from other projects on the consolidated balance sheet until such time as the investors contribute more monies to fund these projects. The Company had three projects at December 31, 1998, that had over expended funds in the amounts of $552,179. Transactions with these parties are within the ordinary course of business.

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

The Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. It establishes guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows. In the case of the Company, this results in a field by field impairment review.

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

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Gold  Mineral  Property
-----------------------

The Company has invested in several gold mineral properties with economic development potential. All mineral claim acquisition costs and exploration and development expenditures are charged to expense as incurred. The Securities and Exchange Commission permits capitalization of acquisition, exploration and development costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer). Although the Company has performed drilling samples, and an independent engineer has deemed the gold properties contain profitable reserves, management has chosen to follow the more conservative method of accounting by expensing gold mineral costs in the period the expense is incurred.

Properties  and  Equipment
--------------------------

Properties and equipment are depreciated using the straight-line method over the following estimated useful lives:

                                   Office furniture and fixtures     3 - 7 years
                                                           Building     40 years

Leasehold  improvements  are  amortized  over  the  life  of  the  lease.

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

Earnings  (Loss)  Per  Share  (SFAS  128)
-----------------------------------------

Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", was adopted by the Company for the year ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex structures. The effect of dilutive securities and stock options are considered anti-dilutive and are not included in the computation of earnings per share.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Reclassification
----------------

Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.


NOTE  2  -  PROPERTY  AND  EQUIPMENT
            ------------------------

Oil  and  gas  properties,  and equipment and fixtures consist of the following:

                              Year Ended     Year Ended
                            December 31,     December 31,
               1999               1998
     --------------     --------------

Oil  and  Gas  -  California
----------------------------

  Proved  properties,  net  of  accumulated  depletion  of  $496,282  and
    $444,686  at December 31, 1999 and 1998, respectively     $          200,104
$          254,267
  Unproved  properties                 762,521                 698,319
                           -------------------     -------------------

                            Total Oil and Gas Properties                 962,625
                                                             -------------------
                                                                         952,586
                                                                              --

Other  Property  and  Equipment
-------------------------------

  Land     11,281     11,281
  Building  net  of  accumulated  depreciation  $8,367  and
    $7,238  at  December  31,  1999 and 1998, respectively     36,758     37,886
  Office  equipment,  vehicle,  and  leasehold  improvements net  of  accumulated  depreciation  of  $125,427  and
    $110,099  at  December  31,  1999  and  1998,  respectively
49,091                   36,484
     -     --------------------

      Total  Other  Property  and  Equipment                   97,130
                                                 --------------------
85,651
------

        Property and Equipment (Net)     $       1,059,755     $       1,038,237
                                         -----------------     -----------------

NOTE  3  -  NOTES  PAYABLE
            --------------

                              Year Ended     Year Ended
                            December 31,     December 31,
              1999              1998
     -------------     -------------

Note payable to National Bank of Alaska dated August 27, 1992; secured by property; payable in monthly installments of $539 including interest. Interest rate at 12.00%, December 31, 1999,
and  December  31,  1998.     $              8,460     $            13,594

Note  payable  to  Imperial  Premium  Finance,  Inc.,  dated  June  9,
1997;  secured  by  contractual  policy;  interest  at  12.00%;  payable
in  monthly  installments  of  $680  including  interest.     4,574     4,574

Note payable to Union Bank, dated January 15, 2000; secured by a vehicle; interest at 8.5%; payable in 60 monthly statements of $380.
18,575                           -
------     -----------------------

                                                               31,609     18,168
         Less current portion                   10,554                     9,641
                                  --------------------     ---------------------

                Long-Term Portion of Notes Payable     $            21,055     $
                                                       -------------------     -
                                                                           8,527
                                                                             ---

Maturities of long-term debt for the years subsequent to December 31, 1999 are as follows:

  December  31,
---------------

 2000     $            10,554
 2001     7,354
 2002     4,567
 2003     4,567
 2004                     4,567
          ---------------------

     $            31,609
     -------------------


NOTE  4  -  RELATED  PARTY  TRANSACTIONS
            ----------------------------

Employee  Stock  Options
------------------------

The Company has a qualified and a nonqualified stock option plan which provide for the granting of options to key employees, consultants, and nonemployee directors of the Company. The option price, number of shares and grant date are determined at the discretion of the Company's board of directors. Options granted under the plans are exercisable for a period also to be determined by the board of directors.

The Company has elected to account for the stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued for Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the stock option plans.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS  (Continued)
            ----------------------------

Employee  Stock  Options  (Continued)
------------------------

Had compensation expense for the stock plans been determined based on the fair value of the options at the grant date consistent with the methodology prescribed under Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income would have been decreased by $371,560 and the net income per common share would have decreased by $0.02 in 1999. The weighted average fair value of the options granted during 1999 was estimated using the Black-Scholes option pricing model with the following assumptions:

                    Grant Date     June 19,1999     September 1, 1999
           -------------------     ------------     -----------------

                     Shares granted     150,000     447,000
                   Risk-free interest rate     7.25%     7.25%
                        Expected life (years)     8     2
                     Expected volatility     83.1%     83.1%
                         Expected dividends     -     -

A summary of option transactions during the years ended December 31, 1999 and 1998 is presented below:

                                         Weighted-
                                          Average
                                 Number     Exercise
            of  Shares            Price
     -----------------     ------------

             Outstanding at December 31, 1997     569,000     $0.69

                                   Granted     -
                         Exercised     (13,000)     $0.50
                        Canceled                          -
                                     ----------------------

                                   Outstanding at December 31, 1998      556,000

                           Granted     597,000     $0.69
                              Exercised     (18,000)
                   Canceled                          -     $0.62
                                ----------------------
                                           $0.50
Outstanding  at  December  31,  1999              1,135,000
                                         ------------------

Exercisable  at  December  31,  1999              1,135,000     $0.66
                                         ------------------

Available  for  Issuance  at  December  31, 1999             3,000,000     $0.66
                                                     -----------------

NOTE  4  -  RELATED  PARTY  TRANSACTIONS
            ----------------------------

Employee  Stock  Options  (Continued)
------------------------

                                     Weighted-Average
                                   Remaining Contractual
               Number of Shares     Life of Shares     Number of Shares
             Exercise Price          Outstanding             Outstanding
          -----------------     ----------------     -------------------
                                   Exercisable
                                   -----------

        726,000             726,000
        159,000             159,000
                   $0.50        150,000     7.5        150,000
                   $0.55        100,000     7.5        100,000
                             ----------             ----------
                               $1.00          7.5
                   $1.50      1,135,000     7.5     1,135,000
                             ==========             =========

Beneficial  Owners
------------------

The following is known to the Company to be the only beneficial owner of 5% or more of the Company's outstanding common stock at December 31, 1999:

                           Ownership Shares     Percentage
                           ----------------     ----------

Dennis  Vaughan     1,033,200     5.4%
Albert  C.  Kutcher     1,303,900     6.8%

Partnerships
------------

Tri-Valley is a general partner and operator of the Tri-Valley Oil & Gas exploration Programs 1971-1 and Martins-Severin Partnerships. Income derived from these activities follows:

                              Year Ended     Year Ended
                            December 31,     December 31,
              1999             1998
     -------------     ------------

 Partnership income, net of expenses     $            73,463     $       258,520
                                         -------------------     ---------------

Issuance  of  Stock
-------------------

On August 31, 1999, the Company granted its Chief Financial Officer and President of TVOG 10,000 shares of stock each in lieu cash payments for services rendered to the company.

NOTE  5  -  INCOME  TAXES
            -------------

At December 31, 1999, the Company had available net operating loss carry forwards for financial statements and federal income tax purposes of approximately $3,500,000. These loss carryforwards expire between 2000 and 2014.

The  components  of  the  net  deferred  tax  assets  were  as  follows:

                              Year Ended     Year Ended
                            December 31,     December 31,
              1999             1998
     -------------     ------------

Deferred  Tax  Assets:
  Net  operating  loss  carryforwards     $      1,160,000     $      1,280,000
  Statutory  depletion  carryforwards                215,000
                                          ------------------
200,000
      -

           Total Deferred Tax Assets             1,375,000             1,480,000
                                         -----------------     -----------------

                 Valuation Allowance           (1,375,000)           (1,480,000)
                                         -----------------     ----------------

      Net Deferred Tax Assets     $                  -     $                   -
                                  --------------------     ---------------------

A full valuation allowance has been established for the deferred tax assets generated by net operating loss and statutory depletion carryforwards due to the uncertainty of future utilization.


NOTE  6  -  MAJOR  CUSTOMERS
            ----------------

Oil  and  Gas
-------------

The Company received in excess of 10% of its oil and gas revenue from various sources as follows:

                                       A               Other
                              ----------          ----------

Period  Ended:
  December  31,  1998          777,688          55,692
                              December 31, 1999          491,573          31,018

All  oil  and  gas  sales  have  occurred in the northern California gas market.

NOTE  7  -  FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS
            --------------------------------------------------------

The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information in 1998 which changes the way the Company reports information about its operating segments.

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

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (see Note 1).

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 1999 and 1998:

                   Oil and Gas     Precious Metals             Total
                 -------------     ---------------     -------------

Year  Ended  December  31,  1999
--------------------------------

Revenues  from  External  Customers     $       522,591     $                 -
                                        ---------------     -------------------
$       522,591
---------------

Interest  Revenue     $         32,353     $                 -     $
                      ----------------     -------------------     -
32,353
    --

Interest  Expense     $         17,492     $                 -     $
                      ----------------     -------------------     -
17,492
    --

Expenditures  for  Segment  Assets     $       105,713     $                 -
                                       ---------------     -------------------
$       105,713
---------------

Depreciation,  Depletion,  and  Amortization     $         80,946     $
                                                 ----------------     -
-     $         80,946
-     ----------------

Total  Assets     $    9,873,358     $                 -     $   9,873,358
                  --------------     -------------------     -------------

Net  Income  (Loss)     $       214,820     $      (193,069)     $        21,751
                        ---------------     ----------------     ---------------

Year  Ended  December  31,  1998
--------------------------------

Revenues  from  External  Customers     $       833,380     $                 -
                                        ---------------     -------------------
$       833,380
---------------

Interest  Revenue     $         66,627     $                 -     $
                      ----------------     -------------------     -
66,627
    --

Interest  Expense     $           4,695     $                 -     $
                      -----------------     -------------------     -
4,695
 ----

Expenditures  for  Segment  Assets     $       310,182     $                 -
                                       ---------------     -------------------
$       310,182
---------------

Depreciation,  Depletion,  and  Amortization     $       135,955     $
                                                 ---------------     -
-     $       135,955
-     ---------------

Total  Assets     $    2,278,519     $                 -     $    2,278,519
                  --------------     -------------------     --------------

Net  Income  (Loss)     $     (780,749)     $      (228,707)     $  (1,009,456)
                        ---------------     ----------------     --------------

NOTE  8  -  COMMON  STOCK
            -------------

During 1999 the Company issued 193,000 shares of unregistered, restricted common stock in private placement transactions.


NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES
            -------------------------------

Litigation
----------

During the year ended 1997, the Company filed an action in Contra Costa Superior Court against an unrelated Corporation (defendant) for breach of contract, declaratory relief, breach of confidence, deceit, negligent misrepresentation, interference with prospective economic advantage, unfair competition, and constructive trust. The matter proceeded to trial on January 19, 1999, and resulted in a judgement for defendants. The judgement was entered in favor of defendants on July 26, 1999. Thereafter, defendants filed a motion for their attorney fees pursuant to California Civil Code. On December 21, 1999, the Court issued an order awarding attorneys' fees to defendants in the amount of $370,367, with interest accruing at the statutory rate of 10% per annum from December 1, 1999. On January 19, 2000, the Company filed its appeal of the order. While the final outcome of this matter cannot be determined presently with certainty, the Company believes it has meritorious grounds for appeal and intends to vigorously pursue the reversal of this order and therefore has not recognized a liability in the financial statements. An unfavorable outcome of this litigation could have a material adverse effect on the Company's financial position, liquidity and results of operations.

On May 7, 1997, the Company executed a note receivable with 3rd Mobile in the amount of $125,000, and a Security Agreement dated May 9, 1997 which secured the note. The Security Agreement indicates that the Company holds a security interest in all assets and personal property of 3rd Mobile including, but not limited to, all accounts receivable, office equipment, automobiles, communications towers and business facilities and equipment, customer lists, FCC licenses (known and unknown), pending customer orders, and work product in progress, together with the proceeds thereof (the Collateral). The Collateral secures the amounts due under the $125,000 note, including interest, in addition to all costs and fees, including attorneys' fees, in regard to enforcement against the Collateral. During 1998, the note receivable went into default. An action was filed by the Company against 3rd Mobile on June 23, 1999 in the New York Supreme Court, Onondaga County to foreclose on the Collateral. Subsequent to June 23, 1999, the Company learned that the Collateral was included as listed assets of Central New York Mobile Systems, L.C., whom had filed Chapter 11 bankruptcy in Sacramento, California. The Company believes that it properly and legally secured its interest in the Collateral. The Company has filed a motion to force the issue of ownership. The motion is presently scheduled to be heard on March 29, 2000.

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES
            -------------------------------

Mining  Activities
------------------

On March 22, 1999, the Company and Placer Dome U.S., Inc. (PDUS), executed a definitive agreement for PDUS to explore, develop and mine approximately 36 square miles of the Company's 50.5-square mile claim block at Richardson, Alaska. Terms of the agreement called for PDUS to expend a minimum of $6.5 million in work on the property and partially reimburse the Company for some of its previous exploration, all within five years, in order for PDUS to earn 51% interest in the property. PDUS may earn an additional 29% interest by completing a bankable feasibility study on no less than 750,000 ounces of gold enacting a positive production decision. The Company estimates such a study could cost in excess of $10 million. The Company received payments from PDUS totaling $225,000 during 1999, which was recorded as other revenue. PDUS may terminate this agreement at any time.

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

Leases
------

The  Company  leases  its  office  space  on  a  month  to  month  basis.

                                     ------
                             TRI-VALLEY CORPORATION
              SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING
                             ACTIVITIES (UNAUDITED)


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

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the year ended December 31, 1999 and 1998. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:

                              Year Ended     Year Ended
                            December 31,     December 31,
             1999              1998
     ------------     -------------

Aggregate  capitalized  costs:
  Proved  properties     $        696,386     $         698,953
  Unproved  properties     778,716     698,319
  Accumulated  depletion,  depreciation  and
    Amortization              (496,282)              (444,686)
                     -----------------      -----------------

                Net capitalized costs     $        978,820     $         952,586
                                          ----------------     -----------------

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:

                              Year Ended     Year Ended
                            December 31,     December 31,
             1999              1998
     ------------     -------------

Acquisition  of  producing  properties  and  productive
  and  non-productive  acreage     $          80,398     $         298,501
                                   -----------------     -----------------

Results  of  operations  from  oil  and  gas  producing  activities
-------------------------------------------------------------------

The  results of operations from oil and gas producing activities are as follows:

                              Year Ended     Year Ended
                            December 31,     December 31,
             1999              1998
     ------------     -------------

        Sales to unaffiliated parties     $        521,271     $         833,380
                                    Production costs     (161,518)     (108,810)
                 Depletion, depreciation and amortization               (51,596)
                                                               -----------------
                                                                        (80,330)
                                                                        -------

                                                             308,157     644,240
               Income tax expenses             (103,431)               (219,042)
                                       ----------------      ------------------

Results  of  operations  from  activities  before  extraordinary  items
  (excluding  blending  operations,  corporate  overhead  and
  interest  costs)     $        204,726     $         425,198
                       ----------------     -----------------

Changes  in  estimated  reserve  quantities
-------------------------------------------

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 1999 and 1998, and changes in such quantities during each of the years then ended, were as follows:

                              Year Ended     Year Ended
          December  31,  1999        December  31,  1998
     ------------------------     ----------------------
                             Oil     Gas     Oil     Gas
        (BBL)         (MCF)       (BBL)         (MCF)
     --------     ---------     -------     ---------

Proved  developed  and  undeveloped  reserves:

Beginning  of  year     234     1,434,499     224     1,903,154
Revisions  of  previous  estimates  extensions,
  discoveries  and  other  additions     70     315,838     147     (190,709)
Production           (119)        (210,333)          (137)        (277,946)
               ----------      -----------      ---------      -----------

End  of  year             185       1,540,004            234       1,434,499
                  -----------     -----------     ----------     -----------

Proved  developed  reserves:

Beginning of year             234       1,434,499            224       1,903,154
                      -----------     -----------     ----------     -----------

      End of year             185       1,540,004            234       1,434,499
                      -----------     -----------     ----------     -----------

------
Standardized  measure of discounted future net cash flows relating to proved oil
--------------------------------------------------------------------------------
and  gas  reserves
------------------

A standardized measure of discounted future net cash flows is presented below for the year ended December 31, 1999 and 1998.

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

                              Year Ended     Year Ended
                            December 31,     December 31,
             1999              1998
     ------------     -------------

                   Future cash in flows     $     3,265,995     $      2,999,514
             Future production and development costs     (875,081)     (956,472)
        Future income tax expenses             (122,128)                (59,166)
                                       ----------------      ------------------

                               Future net cash flows     2,268,786     1,983,876
     10% annual discount for estimated timing of cash flows            1,051,537
                                                                ----------------
                                                                         805,581
                                                                         -------

     Standardized measure of discounted future net cash flow     $     1,217,249
                                                                 ---------------
                                                                $      1,178,295
                                                                ----------------

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

------
Changes  in  standardized measure of discounted future net cash flow from proved
--------------------------------------------------------------------------------
reserve  quantities  (Continued)
-------------------

                              Year Ended     Year Ended
                            December 31,     December 31,
             1999              1998
     ------------     -------------

            Standardized measure - beginning of period     $     1,178,295     $
                                                           ---------------     -
                                                                       1,757,195
                                                                            ----

            Sales of oil and gas produced, net of production costs     (260,215)
                                                                       (724,570)
Revisions  of  estimates  of  reserves  provided  in  prior  years:
  Net  changes  in  prices  and  production  costs     40,691     34,516
  Revisions  of  previous  quantity  estimates     354,958     (285,184)
                                   Accretion of discount     221,930     175,720
      Changes in production rates (timing) and other     (381,372)     (100,292)
        Net change in income taxes                 62,962                320,910
                                       ------------------     ------------------

                     Net increase                 38,954               (578,900)
                                      ------------------     ------------------

  Standardized measure - end of period     $     1,217,249     $       1,178,295
                                           ---------------     -----------------

                                     ------
                                     PART III
                                    ---------


ITEM  8.  DISAGREEMENTS  ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE
-------------------------------------------------------------------

None.


ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
------------------------------------------------------------------

The  following  information  is  furnished  with  respect  to  each  director:

                    Year  First
                    Elected  as          Position  With
Name  of  Director          Age          Director          Company

F.  Lynn  Blystone          64          1974          President,
                              Chief  Executive
                              Officer

Dennis  P.  Lockhart          53          1982          None

Milton  J.  Carlson          69          1985          None

Earl  H.  Biestline          83          1992          None

Loren  J.  Miller(1)          55          1992          None

Clive  Stockdale          60          1999          None


 (1)-  Audit  Representative

The following is a list of Tri-Valley executive officers, their ages and their positions and offices:

Name          Age          Position  and  Date  Elected  to  Position

F.  Lynn  Blystone          64          President  and  Chief Executive Officer,
                    TVC  (October  9,  1981)
                    CEO  TVOG  (October  9,  1981)
                    Pres.  and  CEO  TVPC  (December  11,  1997)

Thomas  J. Cunningham          57          Treasurer and Chief Financial Officer
                    TVC/TVOG  (February  28,  1997)
                    TVPC  (December  11,  1997)
                    Secretary  TVC/TVOG/TVPC
                    (December  21,  1998)

Joseph  R.  Kandle          57          President  TVOG  (December  21,  1998)

------
ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
------------------------------------------------------------------

F.  LYNN  BLYSTONE  -  64               President and Chief Executive Officer of
-------------------------
1974
                         Tri-Valley Corporation and Tri-Valley Power Corporation, and CEO of Tri-Valley Oil & Gas Company, which are two wholly owned subsidiaries of Tri-Valley Corporation,
                         Bakersfield,  California

Mr. Blystone became president of Tri-Valley Corporation in October, 1981, and was nominally vice president from July to October, 1981. His background includes institution management, venture capital and various management functions for a mainline pipeline contractor including the Trans Alaska Pipe-line Project. He has founded, run and sold companies in several fields including Learjet charter, commercial construction, municipal finance and land development. He is also president of a family corporation, Bandera Land Company, Inc., with real estate interests in Kern, Riverside and Orange Counties California. A graduate of Whittler College, California, he did graduate work at George Williams College, Illinois in organization management. He gives full time to Tri-Valley.


DENNIS  P.  LOCKHART  -  53               President                         1982
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


MILTON  J.  CARLSON  -  69               Investor,  Kalispell,  Montana
--------------------------
1985

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


LOREN J. MILLER, CPA - 55          Controller, Petro America, Inc.          1992
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

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
------------------------------------------------------------------

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

CLIVE  STOCKDALE  -  59                                  Vice  President,  Oil
-----------------------
Analyst                                           1999
------
                         Canaccord  Capital  Corporation
                         Vancouver,  British  Columbia

For the last fifteen years, Mr. Stockdale has been Vice President and Oil Analyst for Canaccord Capital Corporation, one of the largest investment firms in British Columbia. Prior to Canaccord, he was a consultant specializing in oil securities. He has been an oil analyst for Loewen Ondaatje, Pemberton Securities and Dominion Securities. Mr. Stockdale also was a planning economist for Mobile Oil Corp. He was born in Marylebone, England and graduated from the London School of Economics and is now a Canadian citizen.

THOMAS  J.  CUNNINGHAM  -  57          Secretary,  Treasurer and Chief Financial
-----------------------------
1997
                         Officer of Tri-Valley Corporation, and its wholly owned subsidiaries, Tri-Valley Oil &
                         Gas  Company  and  Tri-Valley  Power
                         Corporation,  Bakersfield,  California

Named as Tri-Valley Corporation's Treasurer and Chief Financial Officer in February 1997, and as Corporate Secretary on December 21, 1998. Mr. Cunningham has over 25 years experience in corporate finance, Securities and Exchange Commission public company reporting shareholder relations, and employee benefits. In his career he served as Staff Accountant for Forest Oil, Accounting Company, and as Executive Vice President, Chief Financial Officer and Director for Star Resources, Inc. Most recently he was a Management Consultant in finance, marketing and human resource matters including employee benefit planning. He received his education in accounting and business administration from Angelo State University, Texas.

JOSEPH  R.  KANDLE  -  57               President  and  Chief  Operating Officer
-------------------------
1998
--
                         Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders must file reports of ownership and changes in ownership with the SEC and must furnish the Company with copies of all such reports they file. Based solely on the information furnished to the Company, we believe that no person failed to file required Section 16(a) reports on a timely basis during or in respect of 1999.


 ITEM  10.  EXECUTIVE  COMPENSATION
 ----------------------------------

The following table summarizes the compensation of the chairman of the board and the president of the Company and its subsidiaries, F. Lynn Blystone, for the fiscal year ended December 31, 1999, 1998, and 1997.

                                                        Long Term
                                                      Compensation
                                 Annual Compensation          Awards
            (a)          (b)          ( c )          (d)          (e)
                                      -----          ---
                                           Other          Securities
        Name          Period Covered          Salary          Compensation
                               Underlying Options

               F. Lynn          FYE 12/31/99          $195,712(1)
             Blystone, CEO          FYE 12/31/98          $156,000(1)
          FYE  12/31/97          $197,660  (1)
195,000(2)


(1) Includes salary that was deferred when Mr. Blystone took a reduced salary in 1996.

(2)     95,000  options  expired  unexercised  in  December,  1997.

Aggregated  1999  Option  Exercises  and  Year-End  Values
----------------------------------------------------------

The following table summarizes the number and value of all unexercised stock options held by the Named Officers and Directors at the end of 1999.

                         ( A )          ( B )     ( C )
                     Number of Securities     Value of Unexercised In-
                   Underlying Unexercised     The-Money Options/SARs at
                        Options/SARs at FY-End (#)     FY-End ($)*

      NAME          EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
      ----          -------------------------     -------------------------

                   F. Lynn Blystone          348,000/0     0/0

                  Dennis P. Lockhart          30,000/0     0/0
                                     40,000/0     0/0

                   Milton J. Carlson          28,000/0     0/0
                                     40,000/0     0/0

                    Loren J. Miller          30,000/0     0/0
                                     40,000/0     0/0

                   Earl H. Beistline           8,000/0     0/0
                                     40,000/0     0/0

                         ( A )          ( B )     ( C )
                     Number of Securities     Value of Unexercised In-
                   Underlying Unexercised     The-Money Options/SARs at
                        Options/SARs at FY-End (#)     FY-End ($)*

      NAME          EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
      ----          -------------------------     -------------------------

                    Clive Stockdale          70,000/0     0/0

     *Based on a fair market value of $1.47 per share, which was the closing bid price of the Company's Common Stock in the Nasdaq National Market System on December 31, 1998.

Compensation  of  Directors
---------------------------

The Company compensates non-employee directors for their service on the board of directors. No directors received any stock options in 1999. The following tables sets forth information regarding the cash compensation paid to outside directors in 1999.

                                   (A)     (B)
                                  NAME     FEES
                                  ----     ----

                            Earl Beistline     $1,700

                            Milton Carlson     $2,958

                          Dennis P. Lockhart     $1,194

                           Loren J. Miller     $1,700

                             Clive Stockdale     $0


ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

As of December 31, 1999, there were 19,301,248 shares of the Company's common stock outstanding. The following persons were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock:

                               Number of          Percent of
                 Name and Address          Shares          Total

Albert  C.  Kutcher
12052  Linda  Flora  Drive
Ojai,  CA  93023          1,303,900          6.8%

Dennis  Vaughan
2298  Featherhill  Road
Santa  Barbara,  CA  93108          1,033,200          5.4%

The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 1999 by each director, by each of the executive officers named in Item 11, and by all executive officers and directors as a group:




                               Number of          Percent of
                 Directors          Shares(1)          Total(2)

               F. Lynn Blystone          769,264(3)          3.9%

                Dennis P. Lockhart          122,091(3)          *

                Milton J. Carlson          129,000(3)          *

                  Loren J. Miller          95,300(3)          *

                 Earl H. Beistline          78,000(3)          *

                      Clive Stockdale          0          *

Total  group  (all  directors  and
------------
        Executive officers - 6 persons)          1,193,655(3)          6.2%

*Less  than  1%

(1) Includes shares which the listed shareholder has the right to acquire, from options, before August 22, 2008 as follows: Dennis P. Lockhart 70,000; Milton J. Carlson 69,000; Loren J. Miller 70,000 and Earl H. Beistline 48,000.
F.  Lynn  Blystone  has  98,000.

(2) Based on total outstanding shares of 19,301,248 as of December 31, 1999. The persons named herein have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

(3) Includes 30,200 shares held in the name of Bandera Land Company, Inc., a family corporation of which Mr. Blystone is the president.


ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

None.


ITEM  13.  EXHIBITS,  LISTS,  AND  REPORTS  ON  FORM  8-K
---------------------------------------------------------

(a)     Exhibits.

                                     Exhibit
              Number          Description of Exhibit          Page

              3.1          Certificate of Incorporation          *

3.2          Amendment  to  Certificate  of  Incorporation

3.3          Amended  and  Restated  By-Laws

99.1          Share  Rights  Purchase  Plan  (filed  herewith)

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

___________________,  2000     By:_/s/  F.  Lynn  Blystone____________________
                                F.  Lynn  Blystone
                                President,  Chief  Executive  Officer  and
                                Director


___________________,  2000     By:__/s/  Thomas  J.  Cunningham________________
                                Thomas  J.  Cunningham
                                Secretary,  Treasurer,  Chief  Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:



___________________,  2000     By:__/s/  Dennis  P.  Lockhart__________________
                                Dennis  P.  Lockhart,  Director



___________________,  2000     By:__/s/  Milton  J.  Carlson___________________
                                Milton  J.  Carlson,  Director



___________________,  2000     By:__/s/  Earl  H.  Beistline___________________
                                Earl  H.  Beistline,  Director



___________________,  2000     By:__/s/  Loren  J.  Miller____________________
                                Loren  J.  Miller,  Director



___________________,  2000     By:__/s/  Clive  Stockdale____________________
                                Clive  Stockdale,  Director