Form 10QSB
period 2000-03-31
TRI VALLEY CORP
filed 2000-05-11
CIK 22551

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For  the quarterly period ended March 31, 2000     Commission File No.0-6119

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

                                 (661) 837-9300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  [X  ]    No  [  ]


The number of shares of Registrant's common stock outstanding at March 31, 2000 was 19,345,248.

                             TRI-VALLEY CORPORATION

                                      INDEX


                                                                Page
                                                                ----
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . .     3

    Item 1.  Consolidated Financial Statements . . . . . . . .     3


    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . .     7


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . .    10

    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . .    10

    Item 2.  Changes in Securities . . . . . . . . . . . . . .    10

    Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .    10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .    11

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                   March 31, 2000  Dec.31,1999
                                     (Unaudited)    (Audited)
                                     ------------  -----------
Current Assets
  Cash. . . . . . . . . . . . . . .  $  7,205,215  $ 8,050,469
  Accounts receivable, trade. . . .       175,477      155,184
  A/R Related Parties . . . . . . .         3,750          -0-
  Prepaid expenses. . . . . . . . .         2,029        2,029
                                     ------------  -----------

    Total Current Assets. . . . . .     7,386,471    8,207,682
                                     ------------  -----------

Property and Equipment, Net . . . .     1,082,801    1,059,755
                                     ------------  -----------

Other Assets
  Deposits. . . . . . . . . . . . .       100,105      100,000
  Note Receivable . . . . . . . . .       125,000      125,000
  Acquisition Costs . . . . . . . .        51,002       50,000
  Investments in partnerships . . .        12,006       12,006
  Other . . . . . . . . . . . . . .        13,914       13,914
  Well Database (net of accumulated
    amortization of $38,140 at
    March 31, 2000 and $37,755
    at December 31, 1999. . . . . .        70,510       70,895
  Goodwill (net of accumulated
    amortization of $202,459 at
  March 31, 2000 and $199,747
    at December 31, 1999. . . . . .       231,394      234,106
                                     ------------  -----------

      Total Other Assets. . . . . .       603,931      605,921
                                     ------------  -----------

      Total Assets. . . . . . . . .  $  9,073,203  $ 9,873,358
                                     ============  ===========

     The accompanying notes are an integral part of these condensed financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                         March 31, 2000    Dec. 31, 1999
                                        ----------------  ---------------
CURRENT LIABILITIES
  Notes and contracts payable. . . . .  $        10,554   $       10,554
  Trade accounts payable . . . . . . .        1,056,895          391,104
  Amounts payable to joint venture
    participants . . . . . . . . . . .          131,057           95,986
  Advances from joint venture
    participants . . . . . . . . . . .        6,278,376        7,877,600
                                        ----------------  ---------------

    Total Current Liabilities. . . . .        7,476,882        8,375,244
                                        ----------------  ---------------

Long-term Portion of Notes and
  Contracts Payable. . . . . . . . . .           18,893           21,055
                                        ----------------  ---------------


Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    50,000,000 shares authorized;
    19,345,248  and  19,301,248 issued
    and outstanding at March 31, 2000
    and Dec. 31, 1999, respectively. .           19,365           19,281
  Less:  Common stock in treasury,
   at cost, 178,425 shares . . . . . .          (45,163)         (45,163)
  Capital in excess of par value . . .        8,427,338        8,344,462
  Accumulated deficit. . . . . . . . .       (6,824,112)      (6,841,521)
                                        ----------------  ---------------

    Total Shareholders' Equity . . . .        1,577,428        1,477,059
                                        ----------------  ---------------

    Total Liabilities and
      Shareholders' Equity . . . . . .  $     9,073,203   $    9,873,358
                                        ================  ===============

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      For  the  Three  Months
                                      -----------------------
                                         Ended  March  31,
                                         -----------------

                                       2000          1999
                                    -----------  ------------
Revenues
  Sale of oil and gas. . . . . . .  $   134,180  $   152,136
  Other income . . . . . . . . . .      356,545       84,758
  Interest income. . . . . . . . .       15,331        2,747
                                    -----------  ------------

    Total Revenues . . . . . . . .      506,056      239,641
                                    -----------  ------------


Cost and Expenses
  Oil and gas lease expense. . . .       23,801       30,362
  Mining exploration expense . . .       35,424       57,812
  Ekho geology, geophysics,
    Land & administration. . . . .       14,173          -0-
  Sunrise geology, geophysics,
    Land & administration. . . . .      111,470          -0-
  Depletion, depreciation and
    amortization . . . . . . . . .       19,861       38,851
  Interest . . . . . . . . . . . .        2,669          790
  General and administrative . . .      281,249      312,002
                                    -----------  ------------

    Total Cost and Expenses. . . .      488,647      439,817
                                    -----------  ------------

Net (Loss)/Profit. . . . . . . . .  $    17,409  $  (200,176)
                                    ===========  ============


Net (Loss)/Profit per Common Share  $       .00  $      (.01)
                                    ===========  ============

Weighted Average Number of Shares.   19,335,915   19,088,248
                                    ===========  ============

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                   For  the  Three  Months
                                                   -----------------------
                                                       Ended  March  31,
                                                       -----------------

                                                     2000         1999
                                                 ------------  -----------
Cash Flows from Operating Activities
  Net loss/profit . . . . . . . . . . . . . . .  $    17,409   $ (200,176)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization.       19,861       38,851
      Changes in operating capital:
      Amounts receivable. . . . . . . . . . . .      (24,043)      63,171
      Deposits. . . . . . . . . . . . . . . . .         (105)           -
      Trade accounts payable. . . . . . . . . .      665,791       (8,412)
      Amounts payable to joint venture
        participants and related parties. . . .       35,071      (55,984)
      Advances from joint venture
        participants. . . . . . . . . . . . . .   (1,599,224)     419,687
                                                 ------------  -----------


Net Cash Used by Operating Activities . . . . .     (885,240)     257,137
                                                 ------------  -----------

Cash Flows from Investing Activities
  Capital expenditures. . . . . . . . . . . . .      (40,806)     (45,684)
                                                 ------------  -----------

Cash Flows from Financing Activities
    Principal payments on long-term debt. . . .       (2,168)           0
  Proceeds from issuance of common stock. . . .       82,960       (2,817)
                                                 ------------  -----------
      Net Cash Provided by Financing Activities       80,792       (2,817)
                                                 ------------  -----------

Net Increase in Cash and Cash Equivalents . . .     (845,254)     208,636
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . .    8,050,469      191,226
                                                 ------------  -----------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . .  $ 7,205,215   $  399,862
                                                 ============  ===========

Supplemental Information:

  Cash paid for interest. . . . . . . . . . . .  $     2,669   $      790

  Cash paid for taxes . . . . . . . . . . . . .  $     5,958   $    1,330

                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2000 AND 1999
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 2000, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.




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

Petroleum  Activities
---------------------

We finalized funding the Project Ekho the end of the third quarter 1999 and began the process of contracting for the drilling of this well. On February 7, 2000 we began drilling the well and reached our total depth objective of just over 19,000 feet in 80 drilling days. We do not have the final numbers on this yet but we are anticipating that it will be under budget by a considerable amount. We ran various logs to gather data as to the commercial ability of the well. Target zones of interest appear as anticipated. The Company is currently completing the well in anticipation of putting it into production.

Additionally, we have put together another drilling project, the Sunrise project. This has been funded and we are in the process of contracting and permitting, to enable us to begin drilling in the second quarter of this year.

Precious  Metals
----------------

During 1999, Placer Dome USA under its contractual obligations expended approximately $799,689, which included their option fee for continuing for the year 2000. For the first quarter of 2000, due to weather conditions there was no exploration activity for the Alaska project. Placer Dome crews are scheduled to enter the field on May 15, 2000 to begin their second season of exploration.

ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS
           --------------

Three  Months Ended March 31, 2000 as compared with Three Months ended March 31,
--------------------------------------------------------------------------------
1999
----

The Company had revenues of $506,056 for the three months ended March 31, 2000. This was $266,415 more than the same period in 1999. This increase was due to the recognition of revenue generated from the sale of our Sunrise prospect. Our Oil and Gas revenue decreased by $17,956 due to declining production. Interest income increased due to revenue recognized from the sale of prospects. DD&A decreased 49% due to the level of depletion of producing wells.

One of our Hanson wells was recompleted and is currently producing. It had been shut in for a number of years. Recompletions are planned for two other Hanson wells. The Pimental #1-15 well was also recompleted and is currently producing. It had been shut-in for a number of months.

Costs and expenses were $488,647 for the quarter ended March 31, 2000, compared to $439,817 for the same period in 1999. This $48,830 increase was related to expenses for the Sunrise Prospect. These costs included lease acquisition and geological costs.

General and Administrative costs decreased $30,753 for this quarter compared to the same quarter in 1999. This decrease was due to reduced legal expenses.

Capital  Resources  and  Liquidity
----------------------------------

At March 31, 2000, we had current assets totaling $7,386,471 and current liabilities totaling $7,476,882. This was a decrease of current assets of $821,211 from December 31, 1999. This decrease was from expenses incurred and paid related to the drilling of the Ekho #1 well.

Operating Activities. For the three months ended March 31, 2000, cash provided by operating activities is a deficit of $885,240 compared to an increase of $257,137 at March 31, 1999. This was due to the drilling operations related to Ekho #1.

Financing Activities. For the three months ended March 31, 2000, the Company generated $80,792 from selling its' common stock in private transactions. This is compared to a deficit of $2,817 for the same period in 1999, which was due to the Company buying back its common stock on the open market.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

We are still proceeding with the foreclosure proceedings regarding Third Mobile of Central New York. A third party, who has filed Chapter 11 bankruptcy, is claiming ownership of the assets securing our Promissory Note and Security
Agreement. We are defending our claim to these assets and believe their allegations are without merit and we are confident that we will prevail in our efforts.


ITEM  1.     CHANGES  IN  SECURITIES
             -----------------------

During the first quarter of 2000, we issued 44,000 shares of our common stock to 3 individuals in private transactions pursuant to the exemption contained in
Section 4(2) of the Securities Act of 1933, for aggregate consideration of $61,250. The shares sold are restricted securities which bear a legend restricting transfer of the shares unless registered or sold under an exemption from registration requirements under the Securities Act.

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


                              TRI-VALLEY  CORPORATION
                                  (Registrant)



      May  10,  2000          /s/  F.  Lynn  Blystone
                              ------------------------
                              F.  Lynn  Blystone
                              President  and  Chief  Executive  Officer


      May  10,  2000          /s/  Thomas  J.  Cunningham
                              ---------------------------
                              Thomas  J.  Cunningham
                              Secretary,  Treasurer,  Chief  Financial  Officer