Form 10QSB
period 2000-06-30
TRI VALLEY CORP
filed 2000-08-04
CIK 22551

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For  the  quarterly period ended June 30, 2000               Commission File No.
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


The number of shares of Registrant's common stock outstanding at June 30, 2000 was 19,529,248.

                        TRI-VALLEY CORPORATION

                                      INDEX


                                                                Page
                                                                ----
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . .     4

    Item 1.  Consolidated Financial Statements . . . . . . . .     4


    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . .     8


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . .    11

    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . .    11

    Item 2.  Changes in Securities . . . . . . . . . . . . . .    11

    Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . .    11

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .    12



To  the  Board  of  Directors
Tri-Valley  Corporation
Bakersfield,  California


We have reviewed the accompanying balance sheet of Tri-Valley Corporation as of June 30, 2000, and related statements of income and cash flows for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public
Accountants. All information included in these financial statements is the representation of the management of Tri-Valley Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, with the exception of the matters described in the following paragraph, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

Management has elected to omit, in accordance with SEC regulations pertaining to the filing of the 10-QSB, substantially all of the disclosures and the statement of shareholders' equity required by generally accepted accounting principles. If the omitted disclosures and the statement of shareholders' equity were included in the financial statements, they might influence the user's conclusions about the Company's financial position, results of operations, and cash flows.
Accordingly, these financial statements are not designed for those who are not informed about such matters.

     BROWN  ARMSTRONG  RANDALL
     REYES  PAULDEN  &  McCOWN
     ACCOUNTANCY  CORPORATION








Bakersfield,  California
July  31,  2000










PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                     (Unaudited)    (Audited)
                                     ------------  -----------
Current Assets
  Cash. . . . . . . . . . . . . . .  $  2,932,485  $ 8,050,469
  Accounts receivable, trade. . . .       215,394      155,184
  A/R Related Parties . . . . . . .         3,750          -0-
  Prepaid expenses. . . . . . . . .         2,029        2,029
                                     ------------  -----------

    Total Current Assets. . . . . .     3,153,658    8,207,682
                                     ------------  -----------

Property and Equipment, Net . . . .     1,156,752    1,059,755
                                     ------------  -----------

Other Assets
  Deposits. . . . . . . . . . . . .       100,105      100,000
  Note Receivable . . . . . . . . .       125,000      125,000
  Acquisition Costs . . . . . . . .        51,270       50,000
  Investments in partnerships . . .        12,006       12,006
  Other . . . . . . . . . . . . . .        13,914       13,914
  Well Database (net of accumulated
    amortization of $38,525 at
    June 30, 2000 and $37,755
    at December 31, 1999. . . . . .        70,125       70,895
  Goodwill (net of accumulated
    amortization of $205,170 at
  June 30, 2000 and $199,747
    at December 31, 1999. . . . . .       228,683      234,106
                                     ------------  -----------

      Total Other Assets. . . . . .       601,103      605,921
                                     ------------  -----------

      Total Assets. . . . . . . . .  $  4,911,513  $ 9,873,358
                                     ============  ===========

          June  30,  2000          Dec.  31,  1999

     The accompanying notes are an integral part of these condensed financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                         June 30, 2000    Dec. 31, 1999
                                        ---------------  ---------------
CURRENT LIABILITIES
  Notes and contracts payable. . . . .  $       10,554   $       10,554
  Trade accounts payable . . . . . . .       1,351,934          391,104
  Amounts payable to joint venture
    participants . . . . . . . . . . .         149,834           95,986
  Advances from joint venture
    participants . . . . . . . . . . .       1,348,539        7,877,600
                                        ---------------  ---------------

    Total Current Liabilities. . . . .       2,860,861        8,375,244
                                        ---------------  ---------------

Long-term Portion of Notes and
  Contracts Payable. . . . . . . . . .          16,700           21,055
                                        ---------------  ---------------


Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    50,000,000 shares authorized;
    19,529,248  and  19,301,248 issued
    and outstanding at June 30, 2000
    and Dec. 31, 1999, respectively. .          19,492           19,281
  Less:  Common stock in treasury,
   at cost, 157,925 shares . . . . . .         (45,163)         (45,163)
  Capital in excess of par value . . .       8,594,851        8,344,462
  Accumulated deficit. . . . . . . . .      (6,535,228)      (6,841,521)
                                        ---------------  ---------------

    Total Shareholders' Equity . . . .       2,033,952        1,477,059
                                        ---------------  ---------------

    Total Liabilities and
      Shareholders' Equity . . . . . .  $    4,911,513   $    9,873,358
                                        ===============  ===============

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                       For  the  Six  Months
                                       ---------------------
                                          Ended  June  30,
                                          ----------------

                                       2000          1999
                                    -----------  ------------
Revenues
  Sale of oil and gas. . . . . . .  $   339,084  $   290,870
  Other income . . . . . . . . . .    1,428,277       95,535
  Interest income. . . . . . . . .       42,862        6,849
                                    -----------  ------------

    Total Revenues . . . . . . . .    1,810,223      393,254
                                    -----------  ------------


Cost and Expenses
  Oil and gas lease expense. . . .       62,710       49,572
  Mining exploration expense . . .       49,903       90,633
  Project geology, geophysics,
    Land & administration. . . . .      321,323          -0-
  Depletion, depreciation and
    amortization . . . . . . . . .       39,722       77,701
  Interest . . . . . . . . . . . .        7,798        7,566
  General and administrative . . .      628,239      527,565
                                    -----------  ------------

    Total Cost and Expenses. . . .    1,503,935      753,037
                                    -----------  ------------

Net (Loss)/Profit. . . . . . . . .  $   306,288  $  (359,783)
                                    ===========  ============


Net (Loss)/Profit per Common Share  $       .02  $      (.01)
                                    ===========  ============

Weighted Average Number of Shares.   19,335,915   19,088,248
                                    ===========  ============

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                           For  the  Six  Months
                                                           ---------------------
                                                              Ended  June  30,
                                                              ----------------

                                                            2000         1999
                                                        ------------  -----------
Cash Flows from Operating Activities
  Net loss/profit. . . . . . . . . . . . . . . . . . .  $   306,288   $ (359,783)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization . . . .       39,722       77,701
      Changes in operating capital:
      Amounts receivable . . . . . . . . . . . . . . .      (60,210)     101,614
      Deposits . . . . . . . . . . . . . . . . . . . .         (105)           -
      Trade accounts payable . . . . . . . . . . . . .      960,830     (122,651)
      Amounts payable to joint venture
        participants and related parties . . . . . . .       53,848      (85,449)
      Advances from joint venture
        participants . . . . . . . . . . . . . . . . .   (6,529,061)     480,757
                                                        ------------  -----------


Net Cash Used by Operating Activities. . . . . . . . .   (5,228,583)     (92,189)
                                                        ------------  -----------

Cash Flows from Investing Activities
  Capital expenditures . . . . . . . . . . . . . . . .     (135,640)    (116,671)
                                                        ------------  -----------

Cash Flows from Financing Activities
    Principal payments on long-term debt . . . . . . .       (4,361)           0
  Proceeds from issuance of common stock . . . . . . .      250,600       (3,308)
                                                        ------------  -----------
      Net Cash Provided (used) by Financing Activities      246,239       (3,308)
                                                        ------------  -----------

Net Decrease in Cash and Cash Equivalents. . . . . . .   (5,117,984)     (27,790)
Cash and Cash Equivalents at Beginning
  Of Period. . . . . . . . . . . . . . . . . . . . . .    8,050,469      191,226
                                                        ------------  -----------

Cash and Cash Equivalents at
  End of Period. . . . . . . . . . . . . . . . . . . .  $ 2,932,485   $  163,436
                                                        ============  ===========

Supplemental Information:

  Cash paid for interest . . . . . . . . . . . . . . .  $     7,798   $    7,566

  Cash paid for taxes. . . . . . . . . . . . . . . . .  $     6,678   $    1,330

                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six month period ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

Petroleum  Activities
---------------------

On February 7, 2000 we began drilling the EKHO #1well and reached our total depth objective of just over 19,000 feet in 80 drilling days. It is anticipated that the drilling costs will be under budget. We ran various logs to gather data as to the commercial ability of the well. Target zones of interest appear as anticipated. The Company is currently completion testing the well.

The Sunrise project has been sold and we are in the process of contracting and permitting, to enable us to begin drilling in the third quarter of this year. We had anticipated that we would be able to begin drilling in the second quarter. However, the permitting process has been changed and it is now expected to take from two to six months to get permitted compared to approximately 5 days permitting time in the past.

As funds are received from our joint venture participants the funds are placed in our cash account in our current assets and into advances from joint venture participants in our current liabilities. As these funds are expended for the appropriate project the cash is reduced and the amount in our advances from joint venture participants is reduced in a like amount.

We anticipate recompleting the Martin-Severins #5, #6 and the Hanson #3 in the third quarter of 2000.

Precious  Metals
----------------

Placer Dome crews began their second season of exploration on May 15, 2000. Again this season, the Russian scientists from TsNIGRI, the Russian mineral institution, have returned to continue their excellent exploration activities on the Company's behalf.

ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS
           --------------

Six  Months  Ended June 30, 2000 as compared with Six Months ended June 30, 1999
--------------------------------------------------------------------------------

The Company had total revenues of $1,810,223 for the six months ended June 30, 2000 compared to revenues of $393,254 for the same period in 1999. This increase was due in large part to the selling of our Sunrise Prospect.
Additionally, our gas revenue increased because of increased production from Hanson #1 well which has been reworked and the increase in gas prices. Interest income increased due to cash in interest bearing accounts which was the result of the sale of the Sunrise prospect. Depletion, depreciation and amortization decreased because of declining production.

Costs and expenses were $1,503,935 for the six months ended June 30, 2000 compared to $753,037 for the same period in 1999. This increase was related to the sale of the Sunrise prospect which included land acquisition and geological costs.

General and Administrative costs were $628,239 for this six month period compared to $527,565 for the comparable period in 1999. This increase was due in part to increased legal expenses and consulting expenses.

Capital  Resources  and  Liquidity
----------------------------------

At June 30, 2000, we had current assets totaling $3,153,658 compared to $8,207,682 for the six months ended June 30, 1999. Current liabilities were $2,860,861 for the current period compared to $8,375,244 for the same period last year. These decreases were due to reduction in cash and reduction in advances from joint venture partners. This was because of paying the costs related to drilling the EKHO #1.

Operating Activities. Cash provided by operations were a deficit of $5,228,583 for the six months ended June 30, 2000 compared to a deficit of $92,189 for the same period in 1999. This was due to expenditures of the drilling operation related to the EKHO #1.

Financing Activities. Net cash provided by financing activities increased $249,547 for the period ended June 30, 2000 over the same period in 1999 due to the sale of the Company's common stock in private transactions.

Advances from joint venture participants. The $1,348,539 advances from joint venture participants at June 30, 2000, for the most part represents funds advanced for the Sunrise Project. The $7,877,600 at December 31, 1999 represents funds that were advanced for the EKHO project.

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


ITEM  1.     CHANGES  IN  SECURITIES
             -----------------------

During the second quarter of 2000, we issued 186,800 shares of our common stock to 7 individuals in private transactions pursuant to the exemption contained in
Section 4(2) of the Securities Act of 1933, for aggregate consideration of $219,250. The shares sold are restricted securities which bear a legend restricting transfer of the shares unless registered or sold under an exemption from registration requirements under the Securities Act.

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


                        TRI-VALLEY  CORPORATION
                                    (Registrant)



      August  4,  2000      /s/  F.  Lynn  Blystone
                           ------------------------
                                                           F.  Lynn  Blystone
               President  and  Chief  Executive  Officer


      August  4,  2000     /s/  Thomas  J.  Cunningham
                           ---------------------------
               Thomas  J.  Cunningham
               Secretary,  Treasurer,  Chief  Financial  Officer