Form 10QSB/A
period 2000-06-30
TRI VALLEY CORP
filed 2000-08-10
CIK 22551

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-QSB/A


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For  the  quarterly period ended June 30, 2000         Commission File No.0-6119

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

                             TRI-VALLEY CORPORATION

                                      INDEX


                                                                 Page
                                                                 ----
PART I - FINANCIAL INFORMATION        . . . . . . . . . . . . .     4

    Item 1.  Consolidated Financial Statements        . . . . .     4


    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations. .        .     9


PART II - OTHER INFORMATION. . . . . . .          . . . . . . .    12

    Item 1.  Legal Proceedings . . . . . . . . .          . . .    12

    Item 2.  Changes in Securities . .                    . . .    12

    Item 6.  Exhibits and Reports on Form 8-K. . . . . . .         12

SIGNATURES . . . . . . . . . . . . . . . .                         13





To the Board of Directors
Tri-Valley Corporation
Bakersfield, California


We have reviewed the accompanying balance sheet of Tri-Valley Corporation as of June 30, 2000, and related statements of income and

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substant

Based on our review, with the exception of the matters described in the following paragraph, we are not aware of any material modif

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


                                   June 30, 2000 Dec. 31, 1999
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
                                        ===============  ===============

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              For  the  Three  Months       For  the  Six  Months
                                                 Ended June 30,                 Ended June 30
                                             ------------------------    ------------------------
                                                2000          1999         2000          1999
                                             -----------  ------------  -----------  ------------
Revenues
  Sale of oil and gas . . . . . . . . . . .  $   204,904  $   138,734   $   339,084  $   290,870
  Other income. . . . . . . . . . . . . . .    1,071,732       10,777     1,428,277       95,535
  Interest income . . . . . . . . . . . . .       27,531        4,102        42,862        6,849
                                             -----------  ------------  -----------  ------------
    Total Revenues. . . . . . . . . . . . .    1,304,167      153,613     1,810,223      393,254
                                             -----------  ------------  -----------  ------------

Cost and Expenses
  Oil and  gas lease expense. . . . . . . .       38,909       19,210        62,710       49,572
  Mining Exporation Expenses. . . . . . . .       14,479       32,821        49,903       90,633
  Project geology, geophysics,
    Land & administration . . . . . . . . .      195,680      321,323           -0-
  Cost of Sale of Asset . . . . . . . . . .      394,240          -0-       394,240          -0-
  Depletion, depreciation and amortization.       19,861       38,850        39,722       77,701
  Interest. . . . . . . . . . . . . . . . .        5,129        6,776         7,798        7,566
  General administrative. . . . . . . . . .      346,990      215,563       628,239      527,565
                                             -----------  ------------  -----------  ------------
    Total Cost and Expenses . . . . . . . .    1,015,288      313,220     1,503,935      753,037
                                             -----------  ------------  -----------  ------------

Net Income/(Loss) . . . . . . . . . . . . .  $   288,879  $  (159,607)  $   306,288  $  (359,783)
                                             ===========  ============  ===========  ============

Net Income (Loss) per Common Share. . . . .  $       .01  $      (.01)  $       .02  $      (.01)
                                             ===========  ============  ===========  ============

Weighted Average Number of Shares . . . . .   19,335,915   19,088,248    19,335,915   19,088,248
                                             ===========  ============  ===========  ============

                             TRI-VALLEY CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
(                                 Unaudited)





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

ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS
           --------------

Three  Months  Ended  June 30, 2000 as compared with Three Months ended June 30,
--------------------------------------------------------------------------------
1999
----

Revenue increased $1,150,554 in the quarter ended June 30, 2000 compared to the same quarter ended June 30, 1999. This was due to the receipt of final funds related to our Sunrise Prospect.

Costs and expenses increased $702,068 as the Company expensed the costs related to the sale of our projects and increased General & Administrative costs.

We had a profit of $288,879 for the quarter ended June 30, 2000 compared to a loss of $159,607 for the comparable period in 1999.

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


                        TRI-VALLEY  CORPORATION
                                    (Registrant)



      August  10,  2000      /s/  F.  Lynn  Blystone
                            ------------------------
                            F.  Lynn  Blystone
                            President  and  Chief  Executive  Officer


      August  10,  2000     /s/  Thomas  J.  Cunningham
                            ---------------------------
                            Thomas  J.  Cunningham
                            Secretary,  Treasurer,  Chief  Financial  Officer