Form 10QSB
period 2000-09-30
TRI VALLEY CORP
filed 2000-11-09
CIK 22551

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended Sept. 30, 2000        Commission File No.0-6119

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


The number of shares of Registrant's common stock outstanding at September 30, 2000 was 19,553,748.

                             TRI-VALLEY CORPORATION

                                      INDEX


Page
PART I - FINANCIAL INFORMATION.  . . . . . . . . . . . . . . . . . . . . .     4

    Item 1.  Consolidated Financial Statements.. . . . . . . . . . . . . .     4


    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations  . . . . . . . . . . .     9


PART II - OTHER INFORMATION . . . . . . . . . . . .  . . . . . . . . . . .    13

    Item 1.  Legal Proceedings. . . . . . . . . . .  . . . . . . . . . . .    13

    Item 2.  Changes in Securities. . . . . . . . .  . . . . . . . . . . .    13

    Item 6.  Exhibits and Reports on Form 8-K .  . . . . . . . . . . . . .    13

SIGNATURES. . . . . . . . . . . . . . . . . . .  . . . . . . . . . . . . .    14

















To  the  Board  of  Directors
Tri-Valley  Corporation
Bakersfield,  California


We have reviewed the accompanying balance sheet of Tri-Valley Corporation as of September 30, 2000, and related statements of income and cash flows for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Tri-Valley Corporation.

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

     BROWN  ARMSTRONG  RANDALL
     REYES  PAULDEN  &  McCOWN
     ACCOUNTANCY  CORPORATION








Bakersfield,  California
November  6,  2000

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                 Sept. 30, 2000 Dec. 31, 1999
                                     (Unaudited)    (Audited)
                                     ------------  -----------
Current Assets
  Cash. . . . . . . . . . . . . . .  $  2,562,421  $ 8,050,469
  Accounts receivable, trade. . . .       278,223      155,184
  A/R Related Parties . . . . . . .         3,750          -0-
  Prepaid expenses. . . . . . . . .         2,029        2,029
                                     ------------  -----------

    Total Current Assets. . . . . .     2,846,423    8,207,682
                                     ------------  -----------

Property and Equipment, Net . . . .     1,210,778    1,059,755
                                     ------------  -----------

Other Assets
  Deposits. . . . . . . . . . . . .       100,105      100,000
  Note Receivable . . . . . . . . .       125,000      125,000
  Acquisition Costs . . . . . . . .        51,270       50,000
  Investments in partnerships . . .        12,006       12,006
  Other . . . . . . . . . . . . . .        13,913       13,914
  Well Database (net of accumulated
    amortization of $38,910 at
    Sept. 30, 2000 and $37,755
    at December 31, 1999. . . . . .        69,741       70,895
  Goodwill (net of accumulated
    amortization of $207,882 at
  Sept 30, 2000 and $199,747
    at December 31, 1999. . . . . .       225,971      234,106
                                     ------------  -----------

      Total Other Assets. . . . . .       598,006      605,921
                                     ------------  -----------

      Total Assets. . . . . . . . .  $  4,655,207  $ 9,873,358
                                     ============  ===========

     The accompanying notes are an integral part of these condensed financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                         September 30, 2000    Dec. 31, 1999
                                        --------------------  ---------------
CURRENT LIABILITIES
  Notes and contracts payable. . . . .  $            10,554   $       10,554
  Trade accounts payable . . . . . . .              810,699          391,104
  Amounts payable to joint venture
    participants . . . . . . . . . . .              201,575           95,986
  Advances from joint venture
    participants . . . . . . . . . . .            1,746,854        7,877,600
                                        --------------------  ---------------

    Total Current Liabilities. . . . .            2,769,682        8,375,244
                                        --------------------  ---------------

Long-term Portion of Notes and
  Contracts Payable. . . . . . . . . .               14,466           21,055
                                        --------------------  ---------------


Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    100,000,000 shares authorized;
    19,553,748  and  19,301,248 issued
    and outstanding at Sept 30, 2000
    and Dec. 31, 1999, respectively. .               19,503           19,281
  Less:  Common stock in treasury,
   at cost, 157,925 shares . . . . . .              (45,163)         (45,163)
  Capital in excess of par value . . .            8,600,340        8,344,462
  Accumulated deficit. . . . . . . . .           (6,703,621)      (6,841,521)
                                        --------------------  ---------------

    Total Shareholders' Equity . . . .            1,871,059        1,477,059
                                        --------------------  ---------------

    Total Liabilities and
      Shareholders' Equity . . . . . .  $         4,655,207   $    9,873,358
                                        ====================  ===============

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              For  the  Three  Months     For  the  Nine  Months
                                                  Ended September 30         Ended September 30
                                                  2000         1999         2000          1999
                                             ------------  -----------  -----------  ------------
Revenues
  Sale of oil and gas . . . . . . . . . . .  $   231,055   $   113,157  $   570,139  $   404,026
  Other income. . . . . . . . . . . . . . .      103,164     1,840,437    1,531,441    1,935,973
  Interest income . . . . . . . . . . . . .       29,948         3,273       72,810       10,121
                                             ------------  -----------  -----------  ------------
    Total Revenues. . . . . . . . . . . . .      364,167     1,956,867    2,174,390    2,350,120
                                             ------------  -----------  -----------  ------------

Cost and Expenses
  Oil and gas lease expense . . . . . . . .       22,379        19,364       85,089       68,936
  Mining Exploration Expenses . . . . . . .       73,719        51,879      123,622      142,511
  Project geology, geophysics,
    Land & administration . . . . . . . . .       74,668       108,836      395,991      108,836
  Cost of Sale of Asset . . . . . . . . . .          -0-       942,077      394,240      942,077
  Depletion, depreciation and amortization.       19,860        38,850       59,582      116,552
  Interest. . . . . . . . . . . . . . . . .        4,783         6,305       12,581       13,871
  General administrative. . . . . . . . . .      337,151       210,358      965,390      737,923
                                             ------------  -----------  -----------  ------------
    Total Cost and Expenses . . . . . . . .      532,560     1,377,669    2,036,495    2,130,706
                                             ------------  -----------  -----------  ------------

Net Income/(Loss) . . . . . . . . . . . . .  $  (168,393)  $   579,198  $   137,895  $   219,414
                                             ============  ===========  ===========  ============

Net Income (Loss) per Common Share. . . . .  $      (.01)  $       .03  $       .01  $      (.01)
                                             ============  ===========  ===========  ============

Weighted Average Number of Shares . . . . .   19,548,081    19,174,208   19,548,081   19,174,248
                                             ============  ===========  ===========  ============

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



                                                          For  the  Nine  Months
                                                          ----------------------
                                                             Ended  Sept.  30,
                                                             -----------------
                                                            2000         1999
                                                        ------------  -----------
Cash Flows from Operating Activities
  Net loss/profit. . . . . . . . . . . . . . . . . . .  $   137,895   $  219,414
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization . . . .       59,582      116,552
      Changes in operating capital:
      Amounts receivable . . . . . . . . . . . . . . .     (123,039)     171,448
      Deposits . . . . . . . . . . . . . . . . . . . .         (105)           -
      Trade accounts payable . . . . . . . . . . . . .      419,595     (253,586)
      Amounts payable to joint venture
        participants and related parties . . . . . . .      105,589     (135,224)
      Advances from joint venture
        participants . . . . . . . . . . . . . . . . .   (6,130,746)   7,686,531
                                                        ------------  -----------


Net Cash Used by Operating Activities. . . . . . . . .   (5,531,229)   7,805,135
                                                        ------------  -----------

Cash Flows from Investing Activities
  Capital expenditures . . . . . . . . . . . . . . . .     (206,330)     104,001
                                                        ------------  -----------

Cash Flows from Financing Activities
    Principal payments on long-term debt . . . . . . .       (6,589)           0
  Proceeds from issuance of common stock . . . . . . .      256,100      (37,693)
                                                        ------------  -----------
      Net Cash Provided (used) by Financing Activities      249,511      (37,693)
                                                        ------------  -----------

Net Decrease in Cash and Cash Equivalents. . . . . . .   (5,488,048)   7,871,443
Cash and Cash Equivalents at Beginning
  Of Period. . . . . . . . . . . . . . . . . . . . . .    8,050,469      191,226
                                                        ------------  -----------

Cash and Cash Equivalents at
  End of Period. . . . . . . . . . . . . . . . . . . .  $ 2,562,421   $8,062,669
                                                        ============  ===========

Supplemental Information:

  Cash paid for interest . . . . . . . . . . . . . . .  $    12,581   $   13,871

  Cash paid for taxes. . . . . . . . . . . . . . . . .  $     6,678   $    4,206

                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine month period ended Sept. 30, 2000, are not necessarily indicative of the results to be expected for the full year.

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

Petroleum  Activities
---------------------

While the zones in the Ekho #1 are restricted with extremely high quality oil & gas testing has determined that the Ekho #1 sands are tight and will require artificial fracturing. This is a common event in which a solution is pumped under high pressure down the well bore in an attempt to artificially fracture the reservoirs. The Company has cash called all of the participants and has been informed that six of the remaining seven Canadian companies have declined to go forward. This was primarily because they did not have the ability to raise the required capital. The remaining Canadian company that has decided to stay with the project is Curlew Lake Resources, a 5% working interest owner. Tri-Valley's private participant group has decided to go forward. The Company is in the process of re-partnering the project with stronger partners to assure the project can go forward through completion of the Ekho #1 well and the subsequent Ekho #2 and #3 wells as part of the planned three well program to test the 26 mile long, 4 to 5 mile wide mapped structure.

In our June 10-Q we reported that we anticipated drilling the first Sunrise prospect well in the third quarter, however, we are still waiting for the permit to be issued. We plan to begin drilling as soon as practical after this permit is received by us.

We planned to work over the Martin-Severins #5 & #6 in the third quarter but due to the demand for work over rigs we were not able to accomplish this in the third quarter. The rig did move on location October 30, 2000, and is currently beginning this operation. We anticipate re-completing both wells within 10 to 12 days.

Precious  Metals
----------------

At the end of the summer field season Placer Dome concluded their work on their portion of the Richardson mining claims. They have informed the Company that they do not intend to do any further work on the project and are dropping their option. However, they have requested an extension of the confidentiality agreement in order to look at data from work performed by Tri-Valley on other areas of Tri-Valley's claim block. Further, Placer
ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS
           --------------


Dome has paid all holding costs for the 36 square miles of claims formerly under their option. Tri-Valley expects a complete data review of its Alaska properties in December in order to determine its future interests.


Three  Months  Ended  Sept 30, 2000 as compared with Three Months ended Sept 30,
--------------------------------------------------------------------------------
1999
----

Total revenues for the three months ended September 30, 2000, were $364,167, compared to $1,956,867 for the same period in 1999. The period in 1999 included revenue we recognized for the sale of working interests in Project Ekho. Revenue from sale of working interests in the third quarter of 2000, primarily from our Sunrise project, were much lower. Sale of oil and gas for the third quarter of 2000 more than doubled from the third quarter of 1999, to $231,055 in 2000, compared to $113,157 in 1999. The increase was due to increased gas prices and increased production from the Hanson #1 well, which was successfully reworked. Other income was greater in the third quarter of1999 because we recognized income from the sale of working interest in Project Ekho. Interest income increased to $29,948 in the third quarter of 2000, compared to $3,273 in the same period in 1999, because we received interest on increased cash reserves which were ultimately expended drilling the first Project Ekho #1.

Total costs were also lower in the third quarter of 2000, mainly due to costs of Project Ekho that we recognized in the third quarter of 1999. The third quarter expenses included costs associated with sale of assets, which included project geology, geophysics, land and administration. The lower expenses we incurred in the third quarter of 2000 for geology, geophysics, land and administration costs were primarily associated with our Sunrise and Sonata projects.

Depletion, depreciation and amortization costs decreased by slightly more than 50% in the third quarter of 2000 to $19,860, compared to $38,850 in the third quarter of 1999, due to declining production in the third quarter of 2000 compared to the same period in 1999.

Mining expenses increased by $21,840 (42%) in the third quarter of 2000 to $73,719, from $51,879 in the third quarter of 1999 as we increased exploration efforts on our Richardson, Alaska claim in the summer months. Administrative expenses increased $126,793 (60%) in the third quarter compared to the third quarter of 1999, primarily because of increased legal expenses. Overall, we realized a net loss of $168,393 in the third quarter of 2000, compared to net income of $579,198 for the third quarter o f 1999.


Nine Months Ended Sept 30, 2000 as compared with Nine Months ended Sept 30, 1999
--------------------------------------------------------------------------------

We had total revenues of $2,174,390 for the nine months ended September 30, 2000, compared to total revenues of $2,350,120 for the same period in 1999. Our gas revenue increased by 41% to $570,139, from $404,026 in the same period in 1999, due to increased production from the Hanson #1 well and to increased gas prices. In the nine month period in 2000, we recorded revenue from the sale of working interests in our Sunrise project among other income. In the same period in 1999, other income included sales of working interest in Project Ekho.

Other income was $1,531,441 in the third quarter of 2000 compared to $1,935,973 for the same period in 1999. This primarily is due to the sale of working interests from the sunrise project in 2000 and the Ekho project in 1999.

Interest income in the nine months ended September 30, 2000 was $72,810, compared to $10,121 for the nine months ended September 30, 1999. In 2000 we received interest on funds we held awaiting expenditure on our Sunrise project and the Ekho project. The Ekho funds have now been expended.

Expenses decreased to $2,036,495 in the first nine months of 2000 compared to $2,130,706 in the same period in 1999. Our expenses in 2000 for cost of asset sales and geology, geophysics, land and administration were lower due to the lower costs of the Sunrise project which we incurred during 2000, compared to the deeper Project Ekho for which we incurred costs in the first nine months of 1999. General administrative expenses increased 30% to $965,390 in the first nine months of 2000 compared to $737,923 in the same period in 1999 mainly because of increased legal expenses and consulting fees in 2000.

Depletion, depreciation and amortization expense decreased by 49% for the first nine months of 2000 to $59,582 from $116,552 in the same period in 1999. This decrease was due to declining production.

Our net income for the first nine months of 2000 has been $137,895, compared to $219,414 in the first three quarters of 1999.

Capital  Resources  and  Liquidity
----------------------------------

At Sept 30, 2000, we had current assets totaling $2,846,423 and current liabilities of $2,769,682. For the same period in 1999 we had current assets of $8,062,669 and current liabilities of $8,268,285. The reduction from September 30, 1999 to September 30,2000 was due to the cash on deposit and the offset liability, Advance from JV participants, as the Ekho drilling expenses were incurred and paid.





ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS
           --------------

Operating Activities. Cash provided by operations were a deficit of $5,531,229 for the nine months ended Sept 30, 2000 compared to $7,805,135 for the same period in 1999. This was due to expenditures of the drilling operation related to the EKHO #1.

Financing Activities. Net cash provided by financing activities increased $287,204 for the period ended Sept 30, 2000 over the same period in 1999 due to the sale of the Company's common stock in private transactions.

PART  II  -  OTHER  INFORMATION


ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

There has been no change in our legal proceedings from our report on the last 10-Q and 10-K.

ITEM  1.     CHANGES  IN  SECURITIES
             -----------------------

During the third quarter of 2000, we issued 24,500 shares of our common stock to 2 individuals in private transactions pursuant to the exemption contained in
Section 4(2) of the Securities Act of 1933, for aggregate consideration of $28,000. The shares sold are restricted securities which bear a legend restricting transfer of the shares unless registered or sold under an exemption from registration requirements under the Securities Act.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
          -----------------------------------------------------------

The Company held its annual meeting on September 16, 2000. The matters submitted to a vote of the security holders included the election of directors, to approve the Company's restated Certificate of Incorporation, the election for the Company to be governed by Section 203 of the Delaware General Corporation Laws. The shareholders elected all of the nominations for director who were recommended by the board. They approved the restated Certificate of Incorporation and elected to be governed by Section 203 of the Delaware General Corporation Laws. The shareholder votes were as follows:

                         FOR          AGAINST     ABSTAIN
Earl  H.  Beistline   18,260,785      248,950
F.Lynn  Blystone      18,264,680      248,055
Milton  J.  Carlson   18,266,485      243,250
Dennis  P.  Lockhart  18,266,485      243,250
Loren  J.  Miller     18,266,485      243,250

Measure  #2  -  Approve  the  Company's  restated  Certificate of Incorporation.
                      14,352,402      111,309         4,046,024

Measure #3 - Election by the Company to be governed by Section 203 of the Delaware General Corporation Laws.
                      14,318,398      189,213         4,002,124


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

(a)  Reports  on  Form  8-K:
           None

                                   SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TRI-VALLEY  CORPORATION
                                    (Registrant)



      November  9,  2000      /s/  F.  Lynn  Blystone
                             ------------------------
                                                           F.  Lynn  Blystone
               President  and  Chief  Executive  Officer


      November  9,  2000     /s/  Thomas  J.  Cunningham
                             ---------------------------
               Thomas  J.  Cunningham
               Secretary,  Treasurer,  Chief  Financial  Officer