Form 10KSB
period 2000-12-31
TRI VALLEY CORP
filed 2001-03-30
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  Fiscal  Year Ended December 31, 2000    Commission File No. 0-6119


                             TRI-VALLEY CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

          Delaware                                          84-061743
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
  Incorporation or Organization)

      230 South Montclair Street, Suite 101,  Bakersfield, California 93309
                    (Address of Principal Executive Offices)

       Registrant's Telephone Number Including Area Code:  (661) 837-9300

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

The  issuer's  revenues  for  the  most  recent  fiscal  year  were  $2,197,369.

As of January25, 2001, 19,653,748 common shares were issued and outstanding, and the aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on that date was approximately$29,078,340.

DOCUMENTS  INCORPORATED  BY  REFERENCE:  None

Transitional  Small  Business  Disclosure  Format  (check  one):  Yes;  No   X
                                                                           ---

Exhibit  Index  appears  on  page  32.

                                     PART I

ITEM  1.  BUSINESS
------------------

Tri-Valley Corporation, a Delaware corporation, is in the business of exploring, acquiring and developing prospective and producing petroleum and precious metals properties and interests therein. Tri-Valley has two wholly owned subsidiaries. Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities. TVOG derives the majority of its revenue from gas production. Tri-Valley Power Corporation is the other wholly owned subsidiary. However, this subsidiary is inactive at the present time. The precious metals activity is operated directly by Tri-Valley Corporation.

TVOG primarily generates its own exploration prospects from its internal database, and also screens prospect submittals from other geologists and companies. TVOG generates these geological "plays" within a certain geographic area of mutual interest ("AMI"). The prospect is then presented to potential co-venturers. The company deals with both sophisticated individual investors and energy industry companies. TVOG is the operator of these co-ventures.

In 1987, the Company acquired precious metals claims on Alaska state lands. The Company has conducted exploration operations on these properties and has reduced its original claims to a block of approximately 38,760 acres (60.6 square miles). The Company has conducted trenching, core drilling, bulk sampling and assaying activities to date and has reason to believe that mineralization exists to justify additional exploration and development activities. However, to date, the Company has not identified probable mineral reserves on these properties


ITEM  2.  PROPERTIES
--------------------

The Company's headquarters and administrative offices are located at 230 South Montclair Street, Suite 101, Bakersfield, California 93309. The Company leases approximately 2,500 square feet of office space at that location. The principal properties of the Company consist of proven and unproven oil and gas and precious metal properties, maps and geologic records related to prospective oil and gas and precious metal properties, office and other equipment. TVOG has a worldwide geologic library with data on every continent except Antarctica including over 700 leads and prospects in California, the Company's present area of emphasis. This is further supported by a database of over 20,000 line miles of 2-D seismic.

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

The company has retained the services of Cecil Engineering, an independent engineer, for the purposes of estimating the Company's net share of proved developed oil and gas reserves on all the Company's oil and gas properties at December 31, 2000. The Company does not include any undeveloped reserves in these reserve studies and, accordingly, only proved developed reserves are reported herein. Price is a material factor in the stated reserves of the Company, because higher prices permit relatively higher-cost reserves to be produced economically. Higher prices generally permit longer recovery, hence larger reserves at higher values. Conversely, lower prices generally limit recovery to lower-cost reserves, hence smaller reserves. The process of estimating oil and gas reserve quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimated data at best.

The estimated future net recoverable oil and gas reserves from proved developed properties as of December 31, 2000, December 31, 1999 and December 31, 1998 were as follows:

ITEM  2.  PROPERTIES
--------------------

                                               BBL                        MCF
                                               ---                       -----

December  31,  2000             Condensate     299     Natural Gas     1,842,672
December  31,  1999             Condensate     185     Natural Gas     1,540,003
December  31,  1998             Condensate     234     Natural Gas     1,434,539

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from the Company's proved developed oil and gas reserves, discounted at 10%, was $12,920,069 at December 31, 2000, $1,308,178 at December 31, 1999,and $1,213,400
at December 31, 1998. Reference is made to the unaudited supplemental information of the consolidated financial statements for further information on oil and gas reserves and estimated values.

The following table sets forth the net quantities of natural gas and crude oil produced by Registrant during:


                       Year Ended      Year Ended       Year Ended
                      December 31,     December 31,     December 31,
                          2000           1999             1998

Natural Gas (MCF)       249,011         210,333           277,946
Crude Oil (BBL )             50             119               137


The following table sets forth the average sales price and average production (lifting) cost per unit of oil and gas produced by registrant during:


                       Year Ended     Year Ended        Year Ended
                      December 31,    December 31,      December 31,
                          2000          1999              1998

Natural gas (per MCF)    $3.76         $2.20             $2.20
Production  Costs
(per MCF)                  .21           .20               .20

Net Profit per MCF       $3.55         $2.00             $2.00

As of December 31, 2000, the Company had the following gross and net position in wells and developed acreage:

          Wells  (1)                                     Acres (2)
          ----------                                   ----------
     Gross           Net                          Gross           Net
       11          4.537                           2192           645

(1) "Gross" wells represent the total number of producing wells in which the Company has a working interest. "Net" wells represent the number of gross producing wells multiplied by the percentages of the working interests therein by the Company. "Net wells" recognizes only those wells in which the Company holds an earned working interest. Working interests earned at payout have not been included.

(2) "Gross" acres represent the total acres in which the Company has a working interest; "net" acres represent the aggregate of the working interests of the Company in the gross acres.

The Company drilled one exploratory well in 2000, but as of March 15, 2001, the Company has not determined whether this well is capable of commercial production. See Management's Discussion and Analysis of Financial Condition - Petroleum Activities, page 8.


ITEM  2.  PROPERTIES
--------------------

The following table sets forth the number of productive and dry exploratory and development wells drilled by the Company during:

                       Year Ended     Year Ended     Year Ended
                      December 31,    December 31,   December 31,
                         2000            1999           1998

Exploratory               2*
Producing                -0-             -0-             -0-
Dry                       1**            -0-             -0-

    Total                 3              -0-             -0-

Development
Producing                -0-             -0-             -0-
Dry                      -0-             -0-             -0-

    Total                -0-             -0-             -0-

*At December 31, 2000 , one well, the Ekho #1, had been drilled but not yet completed. The Sunrise Mayel #1 was still drilling.

**During 2000 we plugged and abandoned one well that had been drilled in 1998 but had never produced hydrocarbons in commercial quantities.

The following table sets forth information regarding undeveloped oil and gas acreage in which the Company had an interest on December 31, 2000.

                  State          Gross Acres          Net Acres
                  -----          -----------          ---------
                California         25,564              20,890
                  Nevada           14,575              14,575

Some of the Company's undeveloped acreage is held pursuant to leases from landowners. Such leases have varying dates of execution and generally expire one to five years after the date of the lease.

Precious  Metals
----------------

The precious metals properties are located in interior Alaska. They are comprised of 898 40-acre claims and 16 160-acre prospecting sites, of which 84 claims are leased from others, located solely on State open lands requiring annual assessment work, and an annual per claim fee. All fees are current.

The following table sets forth the information regarding the acreage position the Company has under lease in Alaska as of December 31, 2000:

                  State          Gross Acres          Net Acres
                  -----          -----------          ---------
                  Alaska           38,760              37,966

Mineral properties claimed on Open State land require minimum annual assessment work of $100 worth per State of Alaska claim. In 1999, the Company staked 40 160-acre prospecting sites. In July 2000, the Company converted 24 prospecting sites into 96 new claims and staked an additional 32 claims to bring its land position to approximately 40,640 acres (63.5 square miles). These additional 128 claims were subsequently dropped in November 2000. Also in 2000, Kinross Gold Co., successor to Cyprus Amax Mining Co., quitclaimed 81 claims to Tri-Valley, bringing its present land position to approximately 38,760 acres (60.6 square miles). Expenditures on the Richardson, Alaska acreage have already carried forward annual assessment requirements more than four years on all its claims. The Company has no Federal claims.


ITEM  2.  PROPERTIES
--------------------

Tri-Valley has had a joint scientific research agreement with TsNIGRI, the Central Research Institute of Geological Prospecting for Base and Precious Metals, based in Moscow, Russia since 1991. The proprietary technology they use for evaluating large areas of covered sub-arctic terrain has been impressive and encouraging to our efforts. Physical gold has been found at 60 locations along a 20-mile swath and over 1,000 samples have been assayed by Bondar-Clegg, a respected assay house. We believe we have a great potential and intend to continue our exploration and future development of these properties.

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


ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

During 2000, we settled one lawsuit between the Company and a former consultant, which had been pending from 1997. We were not party to any other material legal proceedings during 2000.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

On September 16, 2000, the Company held its annual meeting. The matters submitted to a vote of the security holders included the election of directors, restated Certificate of Incorporation , and the election by the Company to be governed by 203 of the Delaware General Corporation Laws. The shareholders elected all of the nominees for director who were recommended by the board. They approved the restated Certificate of Incorporation and approved the proposal to be governed by 203 of the Delaware General Corporation Law.

The  shareholder  votes  were  as  follows:

Measure  #1  -  Election  of  Directors
                             FOR        AGAINST        ABSTAIN
Earl H. Beistline        18,260,785     127,325
F. Lynn Blystone         18,264,680     123,430
Milton J. Carlson        18,266,485     121,625
Dennis P. Lockhart       18,266,485     121,625
Loren J. Miller          18,266,485     121,625

Measure  #2  -  Approved  restated  Certificate  of  Incorporation.
                            FOR         AGAINST       ABSTAIN
                         14,352,402     111,309      4,046,024

Measure  #3  -  Election  by  the Company to be governed by  203 of the Delaware
General
Corporation  Laws.
                             FOR        AGAINST       ABSTAIN
                         14,318,398     189,213       4,002,124

                                     ------
                                     PART II
                                     -------

ITEM  5.  MARKET  PRICE  OF  THE REGISTRANT'S COMMON STOCK AND RELATED  SECURITY
--------------------------------------------------------------------------------
HOLDER  MATTERS
---------------

Shares of Tri-Valley Corporation stock are traded over-the-counter on the Electronic Bulletin Board under the symbol "TRIL". The following table shows the high and low bid and asked prices of Tri-Valley stock for the quarterly periods indicated as reported by the OTC Stock Journal:


                 Bid Prices              Asked Prices
                -----------              -------------
                High     Low            High      Low
                ----     ----           ----     ----
2000:
First Quarter.  $ 3.438  $ 1.44        $ 3.63  $ 1.43
Second Quarter  $ 4.125  $ 2.03        $ 4.53  $ 1.88
Third Quarter.  $ 3.188  $ 1.75        $ 3.38  $ 1.72
Fourth Quarter  $ 1.938  $ 1.13        $ 2.06  $ 1.06



                 Bid  Prices             Asked  Prices
                 -----------             -------------
                High     Low            High       Low
                ----     ---            ----       ---


1999:
First  Quarter   $  .470  $  .34        $  .56  $  .34
Second  Quarter  $ 1.063  $  .38        $ 1.12  $  .38
Third  Quarter   $ 1.188  $  .72        $ 1.31  $  .63
Fourth  Quarter  $ 1.969  $ 1.19        $ 2.16  $ 1.19

As of December 31, 2000, the Company estimates that its common stock was held by approximately 2,000 shareholders of record in 40 states and at least 4 foreign countries.

The Company historically has paid no dividends, and at this time does not plan to pay any dividends in the immediate future. Rather, the Company strives to add share value through discovery success. As of January 22, 2001, we had 13 market makers for our stock. In 2000, trading volume exceeded 14 million shares.

Recent  Sales  of  unregistered  Securities
-------------------------------------------

During 2000 there were 14,000 shares issued at $0.50 each from the exercise of stock options held by one director and one former employee. Additionally, 194,500 shares were sold to individuals in private placement, 55,000 at a price of $1.25 per share and 139,500 at a price of $1.50 per share, all exempt under
Section 4(2) of the Securities Act of 1933. Also in 2000, 40,000 shares were awarded to outside directors for past services and 5,000 shares were issued to
F.  Lynn  Blystone  according  to  the  terms  of  his  employment  agreement.

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

Overview

We believe that, after 20 years of downsizing in the petroleum industry, increased oil and natural gas prices during the past year have created a favorable environment for renewed growth. Production from existing reserves continues to decline, while demand increases. While the trend for demand to outstrip available supplies is worldwide as well as national, we believe that it is particularly acute in California, our primary venue for exploration and production, which imports 53% of its oil and 85% of its natural gas demand. According to Liam McGee, the President of Bank of America, California is the world's fifth largest economy. Oil prices tend to be set based on worldwide supplies and prices, while natural gas prices seem to be more dependent on local conditions. Over the past year, natural gas prices in California have risen dramatically, and our revenue due to oil and gas sales has risen with the price of gas. We expect that gas prices will hold steady or possibly increase over the next year. If has prices should fall, for instance due to new regulatory measures or the discovery of new and easily producible reserves, our revenue from oil and gas sales would also fall.

We are now grading and prioritizing our geologic library, which contains over 700 leads and prospects, for exploratory drilling. We use our library to decide where we should seek oil and gas leases for future explorations. Of course, we cannot be sure that any future prospect can be obtained at an attractive lease price or that any exploration efforts would result in a commercially successful well.

Already the first two prospects, Ekho #1 and the Sunrise Mayel #1, have discovered resources of accumulations of exceptional potentials in the mapped area, according to logs and cores of the test wells recently drilled. Both wells are in "tight" reservoirs and require artificial hydraulic fracturing to enhance flow rates and neither can yet be certified as commercial, so we cannot be sure that either of these prospects will result in proved, developed reserves. In each play, Tri-Valley has as many as 40 or more locations based on spacing rules, in its lease blocks over mapped closures.

Management is confident that the Company inventory and projects can deliver exceptional value to shareholders and partners if we can fund a velocity of drilling to make the discoveries among the inevitable dry holes of the exploration businessWe seek to fund and drill enough exploratory wells for commercial discoveries to make up for the cost of the inevitable dry holes that we can expect, in the exploration business. Our future results will depend on our success in finding new reserves and commercial production, and there can be no assurance what revenue we can ultimately expect from any new discoveries.

Natural  Gas  Activities

The Company generally sells a percentage of production on a fixed contract price and the remainder at the monthly spot price. In times when we expect the price of gas to weaken, we try to increase the amount we sell under fixed prices. When we expect the price of gas to rise, we seek to sell more gas in the spot market. In 2000, we sold 49% of our production under fixed price contracts and 51% on the spot market. Because we expect gas prices to continue to rise, we intend to sell 100% of our production on the spot market in 2001. Because we plan to sell only on the spot market in 2001, a drop in the price of gas would have a more adverse impact on us than if we entered into some fixed price contracts for sale of future production.




ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION

Our hydrocarbon reserves were valued by independent engineers at a net present value of $11,887,320 at December
31, 2000, an increase of $10,670,021 from December 31, 1999 after taking into account the SEC mandatory 10% discount rate and also taking into consideration the effect of income tax. This was due primarily to the increase in gas prices. This value does not appear on the balance sheet because accounting rules require discovered reserves to be carried on the balance sheet at the cost of obtaining them rather than the actual future net revenue from producing them.

Tri-Valley arranges to be carried, (we don't have to pay for our interest), in the test wells on prospects. Under these arrangements, we usually minimize the Company's cost to drill and also receive relatively little value from the reserves we discover. On the other hand, we occasionally incur extra expenses for drilling or development that we choose, in our discretion, not to pass on to other venture participants. This occurred in 2000, when we incurred dry hole expenses of $440,228 that we elected not to charge to our co-venturers.

Petroleum  Activities

We began drilling the Ekho No. 1 on February 7, 2000. This is the first of three test wells in a program to test deep mapped structure approximately 26 miles long and four to five miles wide and north of Bakersfield, where Tri-Valley Oil and Gas (TVOG) is headquartered. The Ekho No. 1 reached total depth of 19,085 feet in record time, taking only 80 drilling days. We hoped to drill into naturally fractured area of the target formation to achieve natural flow potential. The well did encounter oil that is 48.6 API gravity and 1,460 Btu gas with no H2S, CO2, nitrogen or water. However, the borehole encountered "tight"sands, which will require artificial fracturing to provide avenues for the oil and gas to flow at higher rates.

This additional cost came at a time when the Canadian partners in the joint venture encountered national market conditions that precluded them from raising sufficient funds to stay in the project and all but one of the Canadian partners dropped out. Tri-Valley is in the process of repartnering the project with stronger partners to assure that the project can go forward through completion of the Ekho No. 1 and into drilling the Ekho No. 2 and No. 3 test wells.

Precious  Metals  Activity

The price of gold has fluctuated in the last 12 months from a high of $316.20 per oz. to a low of $262.80 per oz. However, the Company believes its properties contain deposits that can produce the gold at a cost that will still allow a significant profit.

Tri-Valley and Placer Dome U.S., Inc., entered into an agreement on March 22, 1999, whereby they would explore part of our claim block. They performed field exploration work in the summer of 1999 and 2000. However due to the depressed prices of gold, Placer Dome on September 18, 2000, notified us that they were not going to go further on the agreement. Tri-Valley retains rights to 60.6square miles of claims and prospecting sites.

We are confident that other parties will be willing to participate when the price of gold recovers. Kennecott Exploration has signed a confidentiality/non-compete agreement on Tri-Valley's entire claim block plus another 50 square miles surrounding.

Telecommunications

We loaned a general partnership $125,000.00 in 1997 which was secured by the assets of the partnership. The note is in default and the Company is trying to collect on this note. The managing general partner is alleging the assets belong to an L.L.C., which is in bankruptcy. The underlying licenses are being sold and the proceeds will be put in escrow until the bankruptcy court determines the rightful owner. We feel that we will prevail and be successful in recovering our claim.






ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION

RESULTS  OF  OPERATIONS

Comparison  of  Years  Ended  December  31,  2000  and  1999
------------------------------------------------------------

Balance  Sheet
--------------

The Company had $1,373,570 cash on hand at December 31, 2000 compared to $8,050,469 at December 31, 1999. This decrease was the result of the Company spending funds that had been advanced by our joint venture partners to drill Ekho #1. Trade accounts receivable are $663,177 (427% greater) for the year ended December 31, 2000 compared to the same period last year. This was the result of increased production due to re-working of some of our wells and the increase of natural gas prices. Trade accounts payable were $189,913 (48% greater) in the year ended December 31, 2000 due to invoices to be paid related to drilling the Sunrise-Mayel#1 well. Accounts payable to joint venture participants is larger this year due to accrued revenue at year-end on their behalf. The decrease in advances from joint venture participants is because at year end 1999 we had funds on deposit for the Ekho #1 that were paid out over 2000 as the well was drilled.

Revenues

Oil and Gas sales of $1,045,013 for the year ended 2000 compared to $522,591 for the year ended 1999, a 199% increase. This $522,422 increase was due to increased production and the increase in natural gas prices. The decrease of $928,791 in sale of oil and gas properties was because the prospect we sold in 2000 was smaller than the prospect sold in 1999.

Interest income increased by $66,881 (207%) in 2000 to $99,234, from $32,353 in 1999. The increased interest income came from funds the company had on account.

Other income dropped to $34,862 in 2000 from $261,460 in 1999, because Placer Dome USA, paid the Company $225,000 pursuant to our option agreement signed in 1999, discussed inPrecious Metals Activity.

Costs  and  Expenses
--------------------

Costs and expenses are $900,287 greater for the fiscal year 2000, a 34% increase. The oil and gas lease expenses were $440,428 larger due to the write off of a well that was drilled in a previous year. Cost of oil and gas prospects sold are $276,051 (26%) less this year because this prospect was smaller than the one sold in 1999. General and administrative expenses are $928,847 (107%) greater due to legal costs and the settlement of a lawsuit filed in 1997.

In 1999, we recorded $148,334 for impairment of acquisition costs, as we wrote down the value of previously acquired properties. We incurred no such impairment expense in 2000.

Financial  Condition

Operating  Activities

Tri-Valley had a negative cash flow from operations during 2000. This was due in large part to a one-time charge to settle the lawsuit. Also, the Company incurred a write-off of a well deemed to be non-commercial. The Company expects to have a positive cash flow in the fiscal year 2001 due to the increased natural gas prices.

Investing  Activities

In 2000, we spent $293,489 on capital expenditures, compared to $105,713 in 1999
- a 177% increase. The capital expenditures were incurred in connection with leasing activities. Our proceeds from sale of property increased by $74,760 (93%) in 2000 to $154,760, compared to $80,000 in 1999. Overall, our cash used by investing activities rose to $155,782 in 2000 from $27,033 in 1999, a $128,749 (476%) increase.



ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION

Financing  Activities

Cash used by financing activities was ($5,111,663) in fiscal year 2000 compared to cash provided financing activities of $7,918,906 for fiscal year ended 1999. In 1999, joint venture participants advanced $7,742,568 for the Ekho #1 well.
In 2000, we recorded a decrease of funds advanced of $5,359,863 as we expended the funds to drill the well.

The Company in recent years has financed a portion of its operations by the sale of the Company's common stock in private placement transactions. In 2000, we raised $285,000 from private placements of common stock, compared to $171,307 in 1999.

The overall increase in all activity related to our cash flows in 2000 were directly related to the large size of the Ekho project, for which funds were largely raised in 1999 and spent in 2000, on the first Ekho well.

                          ITEM 7:  FINANCIAL STATEMENTS

                             TRI-VALLEY CORPORATION
                                      INDEX




                                                                      Page(s)
                                                                      -------

Report  of  Brown  Armstrong  Randall  Reyes  Paulden  &  McCown,
  Independent Auditor's Report                                          12

  Consolidated Balance Sheets at December 31, 2000 and 1999             13

Consolidated  Statements  of  Operations  for  the  Years  Ended
  December 31, 2000 and 1999                                            14

Consolidated  Statements  of  Changes  in  Shareholders'  Equity  for  the
  Years Ended December 31, 2000 and 1999                                15

Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
  December 31, 2000 and 1999                                            16

  Notes to Consolidated Financial Statements                           17-25

Supplemental  Information  about  Oil  and  Gas  Producing
  Activities (Unaudited)                                               26-28

                                       12
                         REPORT OF INDEPENDENT AUDITOR'S


The  Board  of  Directors
Tri-Valley  Corporation
Bakersfield,  California


We have audited the accompanying consolidated balance sheets of Tri-Valley Corporation as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects the financial position of Tri-Valley Corporation at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                    BROWN  ARMSTRONG  RANDALL
                    REYES  PAULDEN  &  MCCOWN
                    ACCOUNTANCY  CORPORATION


Bakersfield,  California
February  9,  2001

   The accompanying notes are an integral part of these financial statements.
                                       16
                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                December 31,        December 31,
                                                       2000                 1999
                                                -----------         ------------
                    ASSETS
                    ------
Current  Assets
  Cash                                       $    1,373,570      $     8,050,469
  Accounts receivable, trade                        818,361              155,184
  Prepaid expenses                                   12,029                2,029
                                             --------------      ---------------

    Total Current Assets                          2,203,960            8,207,682
                                             --------------      ---------------

Property and Equipment, Net (Notes 1 and 2)       1,306,689            1,059,755
                                             --------------            ---------

Other  Assets
  Deposits                                          100,105              100,000
  Note receivable (Note 9)                          125,000              125,000
  Acquisition costs (Note 1)                         51,270               50,000
  Investments in partnerships (Note 1)               29,059               12,006
  Well Database (net of accumulated amortization
   of $44,788 and $37,755 at December 31, 2000
   and 1999, respectively)                           63,862               70,895
  Goodwill (net of accumulated amortization
   of $210,593 and $199,747 at December 31, 2000
   and 1999, respectively)(Note 1)                 223,260               234,106
  Other                                             13,914                13,914
                                             -------------      ----------------

    Total Other Assets                             606,470               605,921
                                            --------------      ----------------

TOTAL ASSETS                                  $    4,117,119      $    9,873,358
                                              ==============      ==============

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
---------------------------------------
Current  Liabilities
  Notes payable (Note 3)                      $       10,672     $        10,554
  Trade accounts payable                             581,017             391,104
  Amounts payable to joint venture participants      540,142              95,986
  Advances from joint venture participants,
   net (Note 1)                                    2,517,737           7,877,600
                                              --------------     ---------------

    Total Current Liabilities                      3,649,568           8,375,244
                                              --------------     ---------------

Long-Term Portion of Notes Payable (Note 3)           12,038              21,055
                                              --------------     ---------------

Shareholders'  Equity
  Common stock, $.001 par value; 100,000,000
   shares  authorized; 19,554,748 and 19,301,248,
   issued and outstanding at December 31, 2000
   and 1999, respectively                             19,555              19,281
  Less: common stock in treasury, at cost,
   163,925 and 179,425 shares at December 31, 2000
   and 1999, respectively                           (21,913)            (45,163)
  Capital in excess of par value                   8,666,688           8,344,462
  Accumulated deficit                            (8,208,817)         (6,841,521)
                                            ---------------       --------------

    Total Shareholders' Equity                      455,513            1,477,059
                                             --------------     ----------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $      4,117,119           $9,873,358
                                           ================      ===============

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                December 31,        December 31,
                                                       2000                 1999
                                                -----------         ------------

Revenues
  Sale of oil and gas                        $     1,045,013     $       522,591
  Gain on sale of property                           154,760              77,434
  Interest income                                     99,234              32,353
  Sale of oil and gas prospects                      863,500           1,792,291
  Other income                                        34,862             261,460
                                             ---------------     ---------------

    Total Revenues                                 2,197,369           2,686,129
                                             ---------------     ---------------

Costs  and  Expenses
  Mining exploration costs                           162,741             193,069
  Oil and gas leases                                 601,946             161,518
  Cost of oil and gas prospects sold                 784,710           1,060,761
  General and administrative                       1,931,105           1,002,258
  Depreciation, depletion and amortization            64,433              80,946
  Interest                                            19,730              17,492
  Impairment of acquisition costs                         -              148,334
                                             ---------------             -------

    Total Costs and Expenses                       3,564,665           2,664,378
                                             ---------------     ---------------

Net Income (Loss) before Income Taxes             (1,367,296)             21,751

   Tax Provision (Note 5)                           -                          -
                                            ----------------     ---------------

Net Income (Loss)                          $   (1,367,296)     $          21,751
                                           ===============     =================


Basic Earnings (Loss) per Common Share     $         (.07)     $             .00
                                           ==============      =================

Diluted Earnings (Loss) per Common Share   $          N/A      $             .00
                                           ==============      =================

Weighted Average Number of Shares Outstanding  19,293,188             18,957,278
                                         ================       ================

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY





                                           Capital in
                     Excess of     Accumulated     Treasury     Shareholder
                  Shares        Par Value       Par Value          Deficit
             -----------     ------------     -----------     ------------
                             Stock           Equity
                                --     ------------

Balance  at
December 31, 1998
                19,088,248 $19,088 $8,177,655 $(6,863,272) $(41,061) $1,292,410
Issuance of common stock 193,000      193     171,307   -     (4,102)    167,398
Stock issuance costs     -     -     (4,500)                 -     -     (4,500)
Net income                                         21,751                 21,751
             ----------  -------   ---------  -----------  ---------      ------

Balance  at
December 31, 1999 19,281,248 19,281 8,344,462 (6,841,521) (45,163)  1,477,059

Issuance of common stock 273,500  274  373,376             23,250      396,900
Stock issuance costs           -      (51,150)               -         (51,150)
Net income (loss)        -         -      (1,367,296)      -      (1,367,296)
         ----------  -------   ---------  -----------  --------    -----------

Balance  at
December 31, 2000
           19,554,748  $19,555  $8,666,688  $(8,208,817)  $(21,913)  $  455,513
          ===========  =======  ==========  ============  =========  ==========

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                December 31,        December 31,
                                                       2000                 1999
                                                -----------         ------------
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
 Net income (loss)                             $  1,367,296)        $     21,751
 Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
 Depreciation, depletion, and amortization           64,433               80,946
 (Gain) on sale of property                       (154,760)             (77,434)
 Non-employee stock compensation                     88,650                    -
 Impairment, dry hole and other disposals
   of property and equipment                             -               164,529
 Changes  in  operating  capital:
 (Increase) decrease in accounts receivable       (663,177)              152,389
 Increase in prepaids                              (10,000)                    -
 Increase in deposits and other assets              (1,375)             (28,992)
 Increase (decrease) in trade accounts payable      189,915            (191,431)
 Increase (decrease) in amounts payable to joint
  venture participants and related parties          444,156            (154,390)
                                               ------------         ------------

Net Cash Used by Operating Activities           (1,409,454)             (32,632)
                                               ------------       --------------

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
 Proceeds from sale of property                    154,760                80,000
 Capital expenditures                            (293,489)             (105,713)
 Investment in partnerships                       (17,053)               (1,320)
                                               ----------           ------------

Net Cash Used by Investing Activities            (155,782)              (27,033)
                                               -----------        --------------

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
 Increase (decrease) in advances from
  joint venture participants                   (5,359,863)             7,742,568
 Principal payments on long-term debt              (8,900)               (5,134)
 Proceeds from issuance of common stock                274                   192
 Additional paid in capital                        284,726               171,307
 Purchase of treasury stock                             -                (4,102)
 Sale of treasury stock                             23,250                     -
 Proceeds from loan                                     -                 18,575
 Stock issuance costs                             (51,150)               (4,500)
                                           --------------         --------------

Net Cash Provided (Used) by
  Financing Activities                         (5,111,663)             7,918,906
                                          ---------------       ----------------
Net Increase (Decrease) in Cash
  and Cash Equivalents                         (6,676,899)             7,859,241

Cash at Beginning of Year                        8,050,469               191,226
                                         -----------------     -----------------

Cash at End of Year                       $      1,373,570       $     8,050,469
                                          ================       ===============

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:

Interest paid                           $           19,730     $          17,492
                                        ==================     =================

Income taxes paid                      $           15,756     $            4,662
                                       ==================     ==================

                             TRI-VALLEY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



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

Principles  of  Consolidation
-----------------------------

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tri-Valley Oil & Gas Co. All material intercompany accounts and transactions have been eliminated in consolidation.

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

History  and  Business  Activity
--------------------------------

Historically an oil and gas exploration and production company, emphasizing the Sacramento Valley natural gas province and now very active in the south San Joaquin Valley. In 1987, the Company added precious metals exploration. The Company conducts its oil and gas business primarily through its wholly owned oil and gas subsidiary, Tri-Valley Oil & Gas Company ("TVOG"). TVOG is engaged in the exploration, acquisition and production of oil and gas properties . At present, the precious metals exploration activities are conducted directly by the parent, Tri-Valley Corporation ("TVC"). TVC has traditionally sought acquisition or merger opportunities within and outside of petroleum and mineral industries.

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

Receivables from and amounts payable to these related parties (as well as other related parties) have been segregated in the accompanying financial statements. In the event the Company has expended funds for a project in an amount greater than the original contribution from investors, the Company cash-calls the participants for additional funds. Excess project funding is held until it is determined that no further requirement exists for abandonment or plugging back of project wells, at which time the funds are refunded. In 2000, the Company expensed $490,861 worth of joint venture project costs attributed to a dry hole project.

Sale  of  Oil  and  Gas  Prospects
----------------------------------

The Company sells the rights to oil and gas prospects to the joint ventures created for drilling and exploration activities. These amounts represent the Company's costs of leasing and acquiring the prospects, and other geological and geophysical costs (hereafter referred to as "GGLA") plus a profit to the Company. The Company recognizes gain on the sale of prospect GGLA at the point when the joint venture is fully funded, as the portion of the project cost attributed to GGLA is nonrefundable upon completion of project funding.

Oil  and  Gas  Property  and  Equipment  (Successful  Efforts)
--------------------------------------------------------------

The Company accounts for its oil and gas exploration and development costs on the successful efforts method. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and complete exploratory wells that find proved reserves and to drill and complete development wells are capitalized. Exploratory dry-hole costs, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed when incurred, except those GGLA expenditures incurred on behalf of joint venture drilling projects, which the Company defers until the GGLA is sold at the completion of project funding. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method.

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

Concentration  of  Credit  Risk  and  Fair  Value  of  Financial  Instruments
-----------------------------------------------------------------------------

As discussed in Note 6, the Company sells oil, gas and natural gas liquids to primarily one purchaser located in the northern California region.

The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.

Fair value of financial instruments are estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company. The fair value of the Company's note receivable is estimated based on the discounted value of the future cash flows expected to be received, and considers the length of time the note has been in default. The present value is estimated to be $94,000 at December 31, 2000.

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

Accounting  Pronouncements
--------------------------

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 which summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company does not anticipate a material impact on its financial position or results of operations.
NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

In April 2000, the FASB issued Financial Interpretation Number (FIN) 44, Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of Accounting Principles Board No. 25. FIN 44 clarifies the application of Opinion No. 25. This Interpretation was effective immediately and all issues are to be handled prospectively. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.


NOTE  2  -  PROPERTY  AND  EQUIPMENT
            ------------------------

Oil  and  gas  properties,  and equipment and fixtures consist of the following:

                                               December 31,         December 31,
                                                      2000                  1999
                                               -----------          ------------

Oil  and  Gas  -  California
----------------------------
 Proved properties, net of accumulated
  depletion of $525,916 and $496,282 at
  December 31, 2000 and 1999, respectively    $    226,790          $    200,104
Unproved properties                                990,089               762,521
                                              ------------          ------------

    Total Oil and Gas Properties                 1,216,879               962,625
                                              ------------           -----------

Other  Property  and  Equipment
-------------------------------
 Land                                               11,281                11,281
 Building, net of accumulated depreciation
  $9,495 and $8,367 at December 31, 2000
  and 1999, respectively                            35,629                36,758
 Office equipment, vehicle, and leasehold
  improvements net of accumulated depreciation
  of $142,348 and $125,427 at
   December 31, 2000 and 1999, respectively        42,900                 49,091
                                              -----------          -------------

Total Other Property and Equipment                 89,810                 97,130
                                             ------------          -------------

Property and Equipment (Net)               $    1,306,689         $    1,059,755
                                           ==============         ==============


NOTE  3  -  NOTES  PAYABLE
            --------------

                                               December 31,         December 31,
                                                      2000                  1999
                                               -----------          ------------

Note payable to National Bank of Alaska
 dated August 27, 1992; secured by property;
 payable in monthly installments of $539
 including interest. Interest rate at 12.00%,
 December  31,  2000, and December 31, 1999.  $      2,706          $      8,460

Note payable to Imperial Premium Finance, Inc.,
 dated June 9, 1997; secured by contractual
 policy; interest at 12.00%; payable in monthly
 installments of $680 including interest.            4,574                 4,574

Note payable to Union Bank, dated January 15, 2000;
 secured by a vehicle; interest at 8.5%;
 payable in 60 monthly installments of $380.        15,430                18,575
                                                    ------          ------------

                                                    22,710                31,609
Less current portion                                10,672                10,554
                                             -------------          ------------

Long-Term Portion of Notes Payable            $     12,038          $     21,055
                                              ============          ============

            --------------

Maturities of long-term debt for the years subsequent to December 31, 2000 are as follows:

  Year  Ended
  December  31,
---------------

2001          $         10,672
2002                     3,691
2003                     4,017
2004                     4,330
            ------------------

              $         22,710
              ================


NOTE  4  -  RELATED  PARTY  TRANSACTIONS
            ----------------------------

Employee  Stock  Options
------------------------

The Company has a qualified and a nonqualified stock option plan which provide for the granting of options to key employees, consultants, and nonemployee directors of the Company. The option price, number of shares and grant date are determined at the discretion of the Company's board of directors. Options granted under the plans are exercisable immediately, however, the plan expires in August 2008.

The Company has elected to account for the stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued for Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the stock option plans.

The fair value of each option grant is estimated on the date of granting using the Black-Scholes American option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively. Expected volatility of 89.28 and 89.97 percent for 2000 and 84.02 and 82.05 for 1999 and risk-free interest rates of 5.25 and 7.25 percent, respectively.

A summary of the status of the Company's fixed stock option plan as of December 31, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                           2000                             1999
                       ------------------------  -------------------------------
                                      Weighted-Average          Weighted-Average
                        Shares        Exercise  Price    Shares  Exercise  Price
                      --------        ---------------  --------  ---------------
Fixed  Options

Outstanding at
 beginning of year    1,248,000            $0.77        666,000      $0.71
Granted               1,410,000            $1.57        600,000      $0.63
Exercised              (14,000)            $0.50       (18,000)      $0.50
Cancelled                   -                                -

Outstanding at
 end of year          2,644,000            $1.20      1,248,000      $0.77

Options exercisable
 at year-end          2,644,000                      1,248,000

Weighted-average fair
 value of options granted
 during the year      $    1.30                      $    0.53

NOTE  4  -  RELATED  PARTY  TRANSACTIONS  (Continued)
            ----------------------------

The following table summarizes information about fixed stock options outstanding at December 31, 2000:

                                       Options Outstanding and Exercisable
                                                 Weighted-Average
                           Number Outstanding     Remaining     Weighted-Average
                           ------------------     ---------     ----------------
Range of Exercise Prices  at December 31, 2000 Contractual Life   Exercise Price
------------------------  -------------------- ---------------    --------------

          $.50 - $2.43           2,644,000           7.65            $  1.20

A summary of option transactions during the years ended December 31, 2000 and 1999 is presented below:

                                                    Number     Weighted-Average
                                                of Shares        Exercise Price
                                            -------------     -----------------

Outstanding  at  December  31,  1998             666,000             $  0.71

Issued                                           600,000                0.63
Exercised                                       (18,000)                0.50
                                               ---------               -----

Outstanding  at  December  31,  1999           1,248,000                0.77

Issued                                         1,410,000                1.57
Exercised                                       (14,000)                0.50
                                               ---------               -----

Outstanding  at  December  31,  2000           2,644,000                1.20
                                              ==========               =====

Exercisable  at  December  31,  2000           2,644,000                1.20
                                              ==========               =====

Available for Issuance at December 31, 2000     995,000
                                             ==========

Beneficial  Owners
------------------

The following is known to the Company to be the only beneficial owner of 5% or more of the Company's outstanding common stock at December 31, 2000:

                           Ownership Shares     Percentage
                           ----------------     ----------

    Dennis Vaughan             1,009,200           5.2%

Partnerships
------------

Tri-Valley is a general partner and operator of the Tri-Valley Oil & Gas Exploration Programs 1971-1 and Martins-Severin Partnerships. Income derived from these activities follows:

                                        December 31,          December 31,
                                               2000                   1999
                                       ------------           ------------

Partnership income, net of expenses     $   140,833           $     73,463
                                        ===========           ============

Issuance  of  Stock
-------------------

In April of 2000, the Company issued 5,000 shares to the President and CEO of TVC and 10,000 shares to each of the four Board of Directors in lieu of cash payments for services rendered to the Company. These transactions have been recorded at the fair value of the Company's stock at the date of the award, which amount to $88,650.

NOTE  5  -  INCOME  TAXES
            -------------

At December 31, 2000, the Company had available net operating loss carry forwards for financial statements and federal income tax purposes of approximately $2,100,000. These loss carry forwards expire between 2001 and 2014.

The  components  of  the  net  deferred  tax  assets  were  as  follows:

                                               December 31,        December 31,
                                                      2000                 1999
                                               -----------         ------------

Deferred  Tax  Assets:
    Net operating loss carry forwards         $    802,644         $  1,160,000
    Statutory depletion carry forwards             259,233              215,000
                                              ------------         ------------

Total Deferred Tax Assets                        1,061,877            1,375,000
Valuation Allowance                            (1,061,877)          (1,375,000)
                                         ----------------      ----------------

Net Deferred Tax Assets                       $         -          $          -
                                              ============         ============

A full valuation allowance has been established for the deferred tax assets generated by net operating loss and statutory depletion carry forwards due to the uncertainty of future utilization.


NOTE  6  -  MAJOR  CUSTOMERS
            ----------------

Oil  and  Gas
-------------

The Company received in excess of 10% of its oil and gas revenue from various sources as follows:

                                                   A                       Other
                                 -------------------          ------------------

Period  Ended:
               December 31, 1999        $     491,573             $       31,018

              December 31, 2000         $     994,553             $       50,460

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

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 2000 and 1999:

NOTE  7  -  FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS (Continued)
            --------------------------------------------------------

                                       Oil and Gas     Precious Metals     Total
                                      ------------     ---------------     -----

YEAR  ENDED  DECEMBER  31,  2000

Revenues from External Customers    $     1,045,013    $          - $  1,045,013

Interest Revenue                    $          99,234  $          - $     99,234

Interest Expense                    $          19,730  $          - $     19,730

Expenditures for Segment Assets     $         293,489  $          - $    293,489

Depreciation, Depletion,
 and Amortization                   $          64,433  $          - $     64,433

Total Assets                        $       4,117,119  $          - $  4,117,119

Net Loss                           $     (1,204,555)  $  (162,741) $ (1,367,296)


YEAR  ENDED  DECEMBER  31,  1999

Revenues from External Customers   $        522,591   $          - $     522,591

Interest Revenue                  $          32,353   $          - $      32,353

Interest Expense                  $          17,492   $          - $      17,492

Expenditures for Segment Assets   $         105,713   $          - $     105,713

Depreciation, Depletion,
 and Amortization                 $          80,946   $          - $      80,946

Total Assets                      $       9,873,358   $          - $   9,873,358

Net Income (Loss)                  $        214,820   $  (193,069) $      21,751


NOTE  8  -  COMMON  STOCK
            -------------

During 2000 the Company issued 194,500 shares of unregistered, restricted common stock in private placement transactions, 45,000 shares to officers and directors, 14,000 issued to employees exercising options, and reissued 15,500 shares of treasury stock.


NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES
            -------------------------------

Litigation
----------

During the year ended 1997, the Company filed an action in Contra Costa Superior Court against an unrelated Corporation (defendant) for breach of contract, declaratory relief, breach of confidence, deceit, negligent misrepresentation, interference with prospective economic advantage, unfair competition, and constructive trust. The matter proceeded to trial on January 19, 1999, and resulted in a judgement for defendants. The judgement was entered in favor of defendants on July 26, 1999. Thereafter, defendants filed a motion for their attorney fees pursuant to California Civil Code. On December 21, 1999, the Court issued an order awarding attorneys' fees to defendants. On January 19, 2000, the Company filed its appeal of the order. In November 2000, the matter was settled and the Company paid $600,000, which is included in general and administrative expenses as reported in results of operations for the year ended December 31, 2000.

NOTE  9  -  COMMITMENTS  AND  CONTINGENCIES  (Continued)
            -------------------------------

On May 7, 1998, the Company executed a note receivable with 3rd Mobile in the amount of $125,000, and a Security Agreement dated May 9, 1997 which secured the note. The Security Agreement indicates that the Company holds a security interest in all assets and personal property of 3rd Mobile including, but not limited to, all accounts receivable, office equipment, automobiles, communications towers and business facilities and equipment, customer lists, FCC licenses (known and unknown), pending customer orders, and work product in progress, together with the proceeds thereof (the Collateral). The Collateral secures the amounts due under the $125,000 note, including interest, in addition to all costs and fees, including attorneys' fees, in regard to enforcement against the Collateral. During 1998, the note receivable went into default. An action was filed by the Company against 3rd Mobile on June 23, 1999 in the New York Supreme Court, Onondaga County to foreclose on the Collateral. Subsequent to June 23, 1999, the Company learned that the Collateral was included as listed assets of Central New York Mobile Systems, L.C., whom had filed Chapter 11 bankruptcy in Sacramento, California. The Company believes that it properly and legally secured its interest in the Collateral and is awaiting the results of disposition from the bankruptcy court.

Mining  Activities
------------------

On March 22, 1999, the Company and Placer Dome U.S., Inc. (PDUS), executed a definitive agreement for PDUS to explore, develop and mine approximately 36 square miles of the Company's then 61.5-square mile claim block at Richardson, Alaska. Terms of the agreement called for PDUS to expend a minimum of $6.5 million in work on the property and partially reimburse the Company for some of its previous exploration, all within five years, in order for PDUS to earn 51% interest in the property. The Company received payments from PDUS totaling $0 and $225,000 during 2000 and 1999, respectively, which has been recorded as other revenue. After spending $750,000, PDUS terminated this agreement on September 18, 2000, and the 36 square miles has reverted back to the Company. Kennecott Exploration has signed a confidentiality/non-compete agreement on Tri-Valley's entire claim block plus another 50 square miles surrounding.

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

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the year ended December 31, 2000 and 1999. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:

                                               December 31,         December 31,
                                                      2000                  1999
                                               -----------          ------------

Aggregate  capitalized  costs:
 Proved properties                        $        752,706     $         696,386
 Unproved properties                               990,089               762,521
 Accumulated depletion, depreciation
 and amortization                                (525,916)             (496,282)

Net Capitalized Assets                     $     1,216,879     $         962,625
                                           ===============     =================

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:

                                               December 31,         December 31,
                                                      2000                  1999
                                               -----------          ------------

Acquisition  of  producing  properties  and  productive  and
 non-productive acreage                            56,320     $           80,398
                                        =================     ==================

Exploration costs                   $        227,568     $                     -
                                    ================     =======================

Results  of  operations  from  oil  and  gas  producing  activities
-------------------------------------------------------------------

The  results of operations from oil and gas producing activities are as follows:

                                                December 31,        December 31,
                                                       2000                 1999
                                                -----------         ------------

Sales to unaffiliated parties               $     1,045,013    $         521,271
Production costs                                  (601,946)            (161,518)
Depletion, depreciation and amortization           (29,634)             (51,596)

                                                    413,433              308,157
Pro forma statutory income tax expense            (144,489)            (103,431)

Results of operations from activities
 before extraordinary items (excluding
 blending operations, corporate overhead
 and interest costs)                     $         268,944     $         204,726
                                         =================     =================

Changes  in  estimated  reserve  quantities
-------------------------------------------

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2000 and 1999, and changes in such quantities during each of the years then ended, were as follows:

                                    December 31, 2000          December 31, 1999
                                 --------------------     ----------------------
                                      Oil       Gas              Oil      Gas
                                     (BBL)     (MCF)            (BBL)     (MCF)
     --------     ---------     -------     ---------

Proved  developed  and  undeveloped  reserves:
Beginning of year                    185     1,540,004           234   1,434,499
Revisions  of  previous  estimates  extensions,
 discoveries and other additions     164       551,679            70     315,838
Production                          (50)      (249,011)        (119)   (210,333)
                                    ---       --------     --------    ---------



     End of year                    299      1,842,672          185    1,540,004
                                    ===      =========          ===    =========

Proved  developed  reserves:
    Beginning of year               185      1,540,004         234     1,434,499
                                    ===      =========         ===     =========

    End of year                     299      1,842,672         185     1,540,004
                                    ===      =========         ===     =========

Standardized  measure of discounted future net cash flows relating to proved oil
--------------------------------------------------------------------------------
and  gas  reserves
------------------

A standardized measure of discounted future net cash flows is presented below for the year ended December 31, 2000 and 1999.

The  future  net  cash  inflows  are  developed  as  follows:

     (1)Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
     (2) The estimated future production of proved reserves is priced on the basis of year-end prices.
     (3) The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year end cost estimates.
     (4) The resulting future net revenue streams are reduced to present value amounts by applying a ten percent discount.

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

                                               December 31,         December 31,
                                                      2000                  1999
                                       -------------------   -------------------

Future cash in flows                         $   25,127,878     $      3,265,995
Future production and development costs         (1,975,633)            (875,081)
Future income tax expenses                      (7,951,963)            (122,128)
                                           ---------------      ----------------

Future net cash flows                            15,200,282            2,268,786
10% annual discount for estimated
 timing of cash flows                            6,716,556             1,051,537
                                             -------------      ----------------

Standardized measure of discounted
 future net cash flow                     $     8,483,726        $     1,217,249
                                          ===============        ===============

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

                                               December 31,         December 31,
                                                      2000                  1999
                                   --------------------     --------------------

Standardized measure - beginning of period    $     1,217,249     $    1,178,295
                                              --------------      --------------

Sales of oil and gas produced,
 net of production costs                            (443,067)          (260,215)
Revisions of estimates of reserves
provided in  prior  years:
 Net changes in prices and production costs        10,411,028             40,691
 Revisions of previous quantity estimates           3,186,723            354,958
 Extensions and discoveries                           694,792                  -
 Purchases of minerals in place                       842,668                  -
 Accretion of discount                              1,306,674            221,930
 Changes in production rates (timing) and other     (902,506)          (381,372)
  Net change in income taxes                      (7,829,835)             62,962
                                         ---------------      ------------------

Net increase                                       7,266,477              38,954
                                           ----------------   ------------------

Standardized measure - end of period         $     8,483,726     $     1,217,249
                                             ===============     ===============

                                     ------
                                    PART III
                                    --------


ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
------------------------------------------------------------------

The following information is furnished with respect to each director and executive officer:

                                    Year First
                                    Became Director or          Position With
Name  of  Director           Age    Executive  Officer          Company

F.  Lynn  Blystone           65     1974      President,  CEO, Director,TVC
                                              CEO  and  Director,  TVOG
                                              President,  CEO,  Director,  TVPC

Dennis  P.  Lockhart(1)      54     1982          Director

Milton  J.  Carlson(1)       70     1985          Director

Earl  H.  Biestline          84     1992          Director

Loren  J.  Miller(1)         56     1992          Director

C.  Chase  Hoffman           78     2000          Director

Thomas  J.  Cunningham       58     1997     Treasurer, Chief Financial  Officer
                                             and Secretary, TVC, TVOG, and TVPC

Joseph  R.  Kandle           58     1999          President,  TVOG

 (1)-  Member  of  Audit  Committee

F.  LYNN  BLYSTONE - 65  President and Chief Executive Officer of           1974
                         Tri-Valley  Corporation  and  Tri-Valley  Power
                         Corporation,  and  CEO  of  Tri-Valley  Oil  &  Gas
                         Company, which are two wholly owned subsidiaries of Tri-Valley Corporation,
                         Bakersfield,  California

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

DENNIS  P.  LOCKHART - 54  President                                        1982
                           Heller  International  Group,  Inc.
                           Chicago,  Illinois

Mr. Lockhart is a senior officer and Director of Heller Financial Inc. and President of Heller's international subsidiary which operates in 18 countries. Heller Financial is a NYSE company active in various lines of commercial finance. He has been President of Heller International Group since 1988. Prior to 1988, Mr. Lockhart was an officer of Citicorp/Citibank and held a number of corporate banking and management positions in the U.S. and overseas. He is a graduate of Stanford University and The John Hopkins University School of Advanced International Studies. He also attended the Senior Executive Program at the Sloan School of Management, Massachusetts Institute of Technology.
ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
------------------------------------------------------------------

MILTON  J.  CARLSON - 70    Investor,  Kalispell,  Montana                  1985

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

LOREN  J.  MILLER,  CPA - 56  Treasurer,  The  Jankovich  Company           1992
                              San  Pedro,  California

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

EARL  H.  BEISTLINE,  LLD. - 84  Mining  Consultant                         1992
                                 Fairbanks,  Alaska

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

C. CHASE HOFFMAN - 78  Owner, Hoffman Farms                                2000
                       Tulare,  California

Mr. Hoffman has owned and operated a milk cow dairy since 1965. He was a Senior Vice President and General Manager for Knudsen for the State of California. He has been a land and housing developer in California and Hawaii. Mr. Hoffman also sits as a director for these other companies, Seine River Resources, Vancouver, British Columbia, with California gold operations and Guatemala oil properties, and Power House Corporation, a British Columbia, Canada, hydroelectric project

THOMAS  J.  CUNNINGHAM  -  58  Secretary,  Treasurer and Chief Financial   1997
                         Officer of Tri-Valley Corporation, and its wholly owned subsidiaries, Tri-Valley Oil &
                         Gas  Company  and  Tri-Valley  Power
                         Corporation,  Bakersfield,  California

Named as Tri-Valley Corporation's Treasurer and Chief Financial Officer in February 1997, and as Corporate Secretary on December 21, 1998. Mr. Cunningham has over 25 years experience in corporate finance, Securities and Exchange Commission public company reporting, shareholder relations, and employee benefits. In his career he served as Staff Accountant for Forest Oil, Supervisor for Tesoro Petroleum, Controller for Tucker Drilling, Inc., and as Executive Vice President, Chief Financial Officer and Director for Star Resources, Inc. Most recently he was a Management Consultant in finance, marketing and human resource matters including employee benefit planning. He received his education in accounting and business administration from Angelo State University, Texas.

ITEM  9.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
------------------------------------------------------------------

JOSEPH  R.  KANDLE  -  58  President  and  Chief  Operating Officer        1998
                         Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California

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

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders must file reports of ownership and changes in ownership with the SEC and must furnish the Company with copies of all such reports they file. Based solely on the information furnished to the Company, we believe that no person failed to file required Section 16(a) reports on a timely basis during or in respect of 2000.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

The following table summarizes the compensation of the chairman of the board and the president of the Company and its subsidiaries, F. Lynn Blystone (the "Named Officer"), for the fiscal year ended December 31, 2000, 1999, and 1998.

                                                                     Long Term
                                                                   Compensation
                                         Annual Compensation          Awards
         (a)            (b)               ( c )          (d)            (e)
                                                      Other          Securities
    Name      Period Covered         Salary    Compensation  Underlying Options

F. Lynn          FYE 12/31/00          $ 95,870     $9,850(2)
 Blystone, CEO   FYE 12/31/99          $ 95,712
                 FYE 12/31/98          $156,000(1)


(1) Includes salary that was deferred when Mr. Blystone took a reduced salary in 1996.

(2) Includes value of common shares awarded pursuant to Mr. Blystone's employment contract.

Aggregated  2000  Option  Exercises  and  Year-End  Values

The following table summarizes the number and value of all unexercised stock options held by the Named Officer and the Directors at the end of 2000.

ITEM  10.  EXECUTIVE  COMPENSATION
----------------------------------

                         ( A )          ( B )     ( C )
                     Number of Securities     Value of Unexercised In-
                   Underlying Unexercised     The-Money Options/SARs at
                        Options/SARs at FY-End (#)     FY-End ($)*

      NAME          EXERCISABLE/UNEXERCISABLE     EXERCISABLE/UNEXERCISABLE
      ----          -------------------------     -------------------------

F. Lynn Blystone          595,000/0                        0/0

Dennis P. Lockhart        220,000/0                        0/0

Milton J. Carlson         218,000/0                        0/0

Loren J. Miller           220,000/0                        0/0

Earl H. Beistline         198,000/0                        0/0

C. Chase Hoffman          150,000/0                        0/0


     *Based on a fair market value of $1.47 per share, which was the closing bid price of the Company's Common Stock in the NASD National Market System on December 31, 2000.

Compensation  of  Directors
---------------------------

The Company compensates non-employee directors for their service on the board of directors. On 4/3/00, four non-employee directors were issued 10,000 shares of common stock valued at fair market value of $1.97. These shares were awarded at the 1999 Annual Meeting and Mr Hoffman was not a director at that time. On 9/16/00, each non-employee director received 50,000 stock options with an exercise price of $2.43 per option. On 11/10/00, each non-employee director received 100,000 stock options with an exercise price of $1.22 per option. The following tables sets forth information regarding the cash compensation paid to outside directors in 2000.

           (A)                          (B)
          NAME                         FEES
          ----                         ----

Earl Beistline                       $2,650

Milton Carlson                       $2,650

Dennis P. Lockhart                   $1,800

Loren J. Miller                      $2,650

C. Chase Hoffman                       $850

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

As of December 31, 2000, there were 19,554,748 shares of the Company's common stock outstanding. The following persons were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock:

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

                               Number of          Percent of
    Name and Address            Shares             Total

F.  Lynn  Blystone
P.O.  Box  1105
Bakersfield, CA 93302          1,024,264(1)          5.1%

Dennis  Vaughan
2298  Featherhill  Road
Santa Barbara, CA 93108        1,009,200(1)          5.2%

(1) Includes 595,000 shares of stock Mr. Blystone has the right to acquire upon the exercise of options within 60 days after December 31, 2000, and 30,200 shares held in the name of Bandera Land Company, Inc., a family corporation of which Mr. Blystone is the president.

The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 2000 by each director, by each of the executive officers named in Item 11, and by the executive officer named in Item 10 and directors as a group:

                                  Number of          Percent of
         Directors                Shares(1)          Total(2)

F. Lynn Blystone                1,024,264(3)          5.1%

Dennis P. Lockhart                282,091(3)          1.4%

Milton J. Carlson                 289,000(3)          1.4%

Loren J. Miller                   255,300(3)          1.3%

Earl H. Beistline                 248,000(3)          1.3%

C. Chase Hoffman                  197,500(3)          1.0%

Total  group  (all  directors  and
 Executive officers 6 persons)  2,295,955(3)         10.9%


(1) Includes shares which the listed shareholder has the right to acquire, from options, within 60 days after Decmeber 31, 2000, as follows: Dennis P. Lockhart 220,000; Milton J. Carlson 218,000; Loren J. Miller 220,000 and Earl H. Beistline198,000. F. Lynn Blystone has 595,000.

(2) Based on total outstanding shares of 19,554,748 as of December 31, 2000. The persons named herein have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

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

None.

ITEM  13.  EXHIBITS,  LISTS,  AND  REPORTS  ON  FORM  8-K
---------------------------------------------------------

(a)     Exhibits.

                                     Exhibit
              Number          Description of Exhibit          Page

3.1          Amended  and  Restated  Certificate  of  Incorporation
21.1          Financial  Data  Schedule

(b)     Reports  on  Form  8-K

-     None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     March  23,  2001          By:_/s/  F.  Lynn  Blystone____________________
                                F.  Lynn  Blystone
                                President,  Chief  Executive  Officer  and
                                Director


     March  23,  2001          By:__/s/  Thomas  J.  Cunningham________________
                                Thomas  J.  Cunningham
                               Secretary, Treasurer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:



     March  23,  2001          By:__/s/  Dennis  P.  Lockhart__________________
                                Dennis  P.  Lockhart,  Director



     March  23,  2001          By:__/s/  Milton  J.  Carlson___________________
                                Milton  J.  Carlson,  Director



     March  23,  2001          By:__/s/  Earl  H.  Beistline___________________
                                Earl  H.  Beistline,  Director



     March  23,  2001          By:__/s/  Loren  J.  Miller____________________
                                Loren  J.  Miller,  Director



     March  23,  2001          By:__/s/  C.  Chase  Hoffman____________________
                                C.  Chase  Hoffman,  Director