Form 10QSB
period 2001-03-31
TRI VALLEY CORP
filed 2001-05-11
CIK 22551

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For  the quarterly period ended March 31, 2001               Commission File No.
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


The number of shares of Registrant's common stock outstanding at March 31, 2001 was 19,664,748.

                             TRI-VALLEY CORPORATION

                                      INDEX


                                                                                                               Page
                                                                                                               ----
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

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                  March 31, 2001 Dec. 31, 2000
                                     (Unaudited)     (Audited)
                                     ------------  -----------
Current Assets
  Cash. . . . . . . . . . . . . . .  $    995,718  $ 1,373,570
  Accounts receivable, trade. . . .       623,653      813,611
  A/R Related Parties . . . . . . .         3,776        4,750
  Prepaid expenses. . . . . . . . .        12,029       12,029
                                     ------------  -----------

    Total Current Assets. . . . . .     1,635,176    2,203,960
                                     ------------  -----------

Property and Equipment, Net . . . .     1,433,491    1,306,689
                                     ------------  -----------

Other Assets
  Deposits. . . . . . . . . . . . .       100,105      100,105
  Note Receivable . . . . . . . . .       125,000      125,000
  Acquisition Costs . . . . . . . .        51,270       51,270
  Investments in partnerships . . .        29,059       29,059
  Other . . . . . . . . . . . . . .        13,914       13,914
  Well Database (net of accumulated
    amortization of $46,546 at
    March 31, 2001 and $44,788
    at December 31, 2000. . . . . .        62,104       63,862
  Goodwill (net of accumulated
    amortization of $213,305 at
  March 31, 2001 and $210,593
    at December 31, 2000. . . . . .       220,548      223,260
                                     ------------  -----------

      Total Other Assets. . . . . .       602,000      606,470
                                     ------------  -----------

      Total Assets. . . . . . . . .  $  3,670,667  $ 4,117,119
                                     ============  ===========

     The accompanying notes are an integral part of these condensed financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                         March 31, 2001     Dec. 31, 2000
                                        ----------------  ---------------
CURRENT LIABILITIES
  Notes and contracts payable. . . . .  $        10,554   $       10,672
  Trade accounts payable . . . . . . .          202,548          581,017
  Amounts payable to joint venture
    participants . . . . . . . . . . .          504,677          540,142
  Advances from joint venture
    participants . . . . . . . . . . .        2,185,830        2,517,737
                                        ----------------  ---------------

    Total Current Liabilities. . . . .        2,903,609        3,649,568
                                        ----------------  ---------------

Long-term Portion of Notes and
  Contracts Payable. . . . . . . . . .            9,790           12,038
                                        ----------------  ---------------


Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    50,000,000 shares authorized;
    19,664,748  and  19,554,748 issued
    and outstanding at March 31, 2001
    and Dec. 31, 2000, respectively. .           19,655           19,555
  Less:  Common stock in treasury,
   at cost, 163,925 shares . . . . . .          (21,913)         (21,913)
  Capital in excess of par value . . .        8,716,089        8,666,688
  Accumulated deficit. . . . . . . . .       (7,956,563)      (8,208,817)
                                        ----------------  ---------------

    Total Shareholders' Equity . . . .          757,268          455,513
                                        ----------------  ---------------

    Total Liabilities and
      Shareholders' Equity . . . . . .  $     3,670,667   $    4,117,119
                                        ================  ===============

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    For  the  Three  Months
                                    -----------------------
                                       Ended  March  31,
                                       -----------------

                                       2001         2000
                                   -----------  -----------
Revenues
  Sale of oil and gas . . . . . .  $   729,114  $   134,180
  Other income. . . . . . . . . .        9,436      356,545
  Interest income . . . . . . . .       11,260       15,331
                                   -----------  -----------

    Total Revenues. . . . . . . .      749,810      506,056
                                   -----------  -----------


Cost and Expenses
  Oil and gas lease expense . . .       95,626       23,801
  Mining exploration expense. . .       33,796       35,424
  Ekho geology, geophysics,
    Land & administration . . . .       16,138       14,173
  Sunrise geology, geophysics,
    Land & administration . . . .       81,833      111,470
  Depletion, depreciation and
    amortization. . . . . . . . .       16,101       19,861
  Interest. . . . . . . . . . . .        2,321        2,669
  General and administrative. . .      251,741      281,249
                                   -----------  -----------

    Total Cost and Expenses . . .      497,556      488,647
                                   -----------  -----------

Net Income. . . . . . . . . . . .  $   252,254  $    17,409
                                   ===========  ===========


Net Income per Common Share . . .  $       .01  $       .00
                                   ===========  ===========

Weighted Average Number of Shares   19,661,081   19,335,915
                                   ===========  ===========

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                   For  the  Three  Months
                                                   -----------------------
                                                      Ended  March  31,
                                                      -----------------

                                                     2001          2000
                                                 -----------  ------------
Cash Flows from Operating Activities
  Net income. . . . . . . . . . . . . . . . . .  $  252,254   $    17,409
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization.      16,101        19,861
      Changes in operating capital:
      Amounts receivable. . . . . . . . . . . .     190,932       (24,043)
      Deposits. . . . . . . . . . . . . . . . .         -0-          (105)
      Trade accounts payable. . . . . . . . . .    (378,587)      665,791
      Amounts payable to joint venture
        participants and related parties. . . .     (35,465)       35,071
      Advances from joint venture
        participants. . . . . . . . . . . . . .    (331,907)   (1,599,224)
                                                 -----------  ------------


Net Cash Used by Operating Activities . . . . .    (286,672)     (885,240)
                                                 -----------  ------------

Cash Flows from Investing Activities
  Capital expenditures. . . . . . . . . . . . .    (138,433)      (40,806)
                                                 -----------  ------------

Cash Flows from Financing Activities
    Principal payments on long-term debt. . . .      (2,248)       (2,168)
  Proceeds from issuance of common stock. . . .      49,501        82,960
                                                 -----------  ------------
      Net Cash Provided by Financing Activities      47,253        80,792
                                                 -----------  ------------

Net Increase in Cash and Cash Equivalents . . .    (377,852)     (845,254)
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . .   1,373,570     8,050,469
                                                 -----------  ------------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . .  $  995,718   $ 7,205,215
                                                 ===========  ============

Supplemental Information:

  Cash paid for interest. . . . . . . . . . . .  $    2,321   $     2,669
                                                 -----------  ------------

  Cash paid for taxes . . . . . . . . . . . . .  $      -0-   $     5,958
                                                 -----------  ------------

                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2001 AND 2000
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.




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

Petroleum  Activities
---------------------

We drilled the Ekho No. 1 well in the fiscal year 2000. However we encountered "tight" sands that require artificial fracturing of the oil-bearing zones to enable the well to be completed as a commercial well. All but one of our Canadian partners were financially unable to continue with this project and unfortunately were forced to withdraw. Consequently, we are in the process of attracting new partners to participate in completing this project.

We drilled the Sunrise-Mayel No. 1 in December of 2000 and during the first quarter of 2001 we hydraulically fractured, 'frac-ed', a lower zone in the well. We were not satisfied with those results and in April we fractured another zone and are analyzing that data. Additionally during the first quarter of 2001 we reworked the Hanson 3 and 4 to increase production.

Currently we are in the process of permitting for the drilling of a well in our Sonata prospect. The actual date of drilling will depend on the time it takes to get a permit and contract a drilling rig. We are not able to contract the drilling rig until the permit is issued. It has generally been taking 60 days for this permitting process.

Precious  Metals
----------------

There was no exploration activity on our Alaska project in the first quarter. Normally our activity begins there in late May or early June due to weather constraints. Again this season, as in years past, a team of Russian scientists from TsNIGRI, the Russian Mineral Institute, will be performing field research activities under our joint scientific research agreement.








ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS
           --------------

Three  Months Ended March 31, 2001 as compared with Three Months ended March 31,
--------------------------------------------------------------------------------
2000
----

The Company had revenues of $749,810 for the three months ended March 31, 2001 an increase of $506,056 (207%), over revenues of $243,754 for the three months ended March 31, 2000. For the first quarter of 2001, the Company recorded a net profit of $252,254 compared to a profit of $17,409 in the first quarter of 2000. The increase in revenues and profits for the first three months of 2001 resulted from increased natural gas prices paid for our production in Northern California. The Company received $729,114 from oil and gas sales in the first quarter of 2001, an increase of $594,934 (443%) over oil and gas sales of $134,180 in the first quarter of 2000. In the first quarter of 2000, we sold interest in a prospect to third parties, therefore our "other income", in 2000 was greater than the comparable period in 2001.

Costs and expenses were $497,556 for the quarter ended March 31, 2001, compared to $488,647 for the same period for 2000. This increase was due in part to expenses incurred for the two Hanson wells being reworked. The Sunrise GGL&A costs were $81,833 for the quarter ended March 31, 2001 due to lease renewals. In the same quarter in 2000 related costs of $111,470 were recognized as costs related to the sale of the Sunrise-Mayel prospect.

General and Administrative costs decreased $29,500 for this quarter compared to the same quarter in 2000. This decrease was due to reduced legal expenses.

Capital  Resources  and  Liquidity
----------------------------------

At March 31, 2001, we had current assets totaling $1,635,176 and current liabilities totaling $2,903,609. This was a decrease of current assets of $568,784 from December 31, 2000. This decrease was from expenses incurred and paid related to the drilling of the Sunrise Mayel #1.

Operating Activities. For the three months ended March 31, 2001, cash provided by operating activities is a deficit of $286,672 compared to a deficit of $885,240 at March 31, 2000. This was due to operations related to Sunrise-Mayel No. 1.

Financing Activities. For the three months ended March 31, 2001, the Company received $49,501 (net of selling expenses) from selling its common stock in private transactions.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

None

ITEM  2.     CHANGES  IN  SECURITIES
             -----------------------

During the first quarter of 2001, we issued 110,000 shares of our common stock to 3 individuals in private transactions pursuant to the exemption contained in
Section 4(2) of the Securities Act of 1933, for aggregate consideration of $50,000. The shares sold are restricted securities which bear a legend restricting transfer of the shares unless registered or sold under an exemption from registration requirements under the Securities Act.

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


                        TRI-VALLEY  CORPORATION
                                    (Registrant)



      May  10,  2001      /s/  F.  Lynn  Blystone
                         ------------------------
                          F.  Lynn  Blystone
                          President  and  Chief  Executive  Officer


      May  10,  2001     /s/  Thomas  J.  Cunningham
                         ---------------------------
                         Thomas  J.  Cunningham
                         Secretary, Treasurer, Chief Financial Officer