Form 10KSB/A
period 2000-12-31
TRI VALLEY CORP
filed 2001-05-31
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                               FORM 10-KSB/A
                            AMENDMENT NO. 1 TO
               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such requirement for the past 90 days.     Yes    [X]  No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB, if applicable, or any amendment to this Form 10-KSB.   [X]

The issuer's revenues for the most recent fiscal year were $2,197,369.

As of January 25, 2001, 19,653,748 common shares were issued and outstanding, and the aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on that date was approximately $29,078,340.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes [ ]; No[X]

Exhibit Index appears on page 37.

                                  PART I

ITEM 1. BUSINESS

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

In 1987, the Company acquired precious metals claims on Alaska state lands. The Company has conducted exploration operations on these properties and has reduced its original claims to a block of approximately 38,760 acres (60.6 square miles). The Company has conducted trenching, core drilling, bulk sampling and assaying activities to date and has reason to believe that mineralization exists to justify additional exploration and development activities. However, to date, the Company has not identified probable mineral reserves on these properties. There is no assurance that a commercially viable mineral deposit exists on any of these above-mentioned mineral properties. Further exploration is required before a final evaluation as to the economic and legal feasibility can be determined.

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

                              BBL                     MCF

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

The following table sets forth the net quantities of natural gas and crude oil produced by Registrant during:

                   Year Ended       Year Ended       Year Ended
                  December 31,      December 31,     December 31,
                      2000             1999            1998

Natural Gas (MCF)    249,011          210,333          277,946
Crude Oil (BBL)           50              119              137

The following table sets forth the average sales price and average production (lifting) cost per unit of oil and gas produced by registrant during:

                   Year Ended             Year Ended            Year Ended
                   December 31,           December 31,          December 31,
                      2000                   1999                  1998

                 Gas (Mcf) Oil (Bbl*)   Gas (Mcf) Oil (Bbl*)    Gas (Mcf)
Sales Price        $3.99     $19.98     $2.39      $11.57         $2.20
Production Costs     .29        0         .67         0             .20
Net Profit         $3.70     $19.98     $1.72      $11.57         $2.00

* Amount represents total sales price of associated condensate, unable to determine price per barrel.

As of December 31, 2000, the Company had the following gross and net position in wells and developed acreage:

        WELLS (1)                           ACRES (2)
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

   (2)"Gross" acres represent the total acres in which the Company has a working interest; "net" acres represent the aggregate of the working interests of the Company in the gross acres.

The Company drilled one exploratory well in 2000, but as of March 15, 2001, the Company has not determined whether this well is capable of commercial production. SEE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION - PETROLEUM ACTIVITIES, PAGE 8.

ITEM 2. PROPERTIES

The following table sets forth the number of productive and dry exploratory and development wells drilled by the Company during:

                        Year Ended     Year Ended      Year Ended
                       December 31,   December 31,    December 31,
                           2000          1999            1998

Exploratory                 2*
   Producing               -0-            -0-             -0-
   Dry                      1**           -0-             -0-

     Total                 -0-            -0-             -0-

Development
   Producing               -0-            -0-             -0-
   Dry                     -0-            -0-             -0-

      Total                -0-            -0-             -0-

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

Some of the Company's undeveloped acreage is held pursuant to leases from landowners. Such leases have varying dates of execution and generally expire one to five years after the date of the lease. In the next three years, the following lease gross acreage expires:

     Expires in 2001    150 acres
     Expires in 2002  5,852 acres
     Expires in 2003  7,843 acres

PRECIOUS METALS

The precious metals properties are located in interior Alaska. They are comprised of 898 40-acre claims and 16 160-acre prospecting sites, of which 84 claims are leased from others, located solely on State open lands requiring annual assessment work, and an annual per claim fee. All fees are current.

The mining claim block covers about 60.6 square mils or 38,760 acres of land, all of which is owned by the State of Alaska. The claims lie within T-5-6-7 S, R 6-7-8 E, Fairbanks Meridian (Plate 1), immediately north of the Richardson Highway, an all-weather paved highway that connects Fairbanks, Alaska, with points south and east. Fairbanks is approximately 65 miles northwest of Richardson, and Delta Junction, also on the highway, is about 30 miles to the southeast. The Trans Alaska Pipeline corridor is near the northeastern edge of the claim block and the service road along the pipeline provides access to the claims from the north. Numerous good to fair dirt roads traverse the claims.

ITEM 2. PROPERTIES

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

Tri-Valley has had a joint scientific research agreement with TsNIGRI, the Central Research Institute of Geological Prospecting for Base and Precious Metals, based in Moscow, Russia since 1991. The proprietary technology they use for evaluating large areas of covered sub-arctic terrain has been impressive and encouraging to our efforts. Minute amounts of gold have been found at 60 locations along a 20-mile swath and over 1,000 samples have been assayed by Bondar-Clegg, a respected assay house. We believe we have a great potential and intend to continue our exploration of these properties.

ENVIRONMENTAL

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 16, 2000, the Company held its annual meeting. The matters submitted to a vote of the security holders included the election of directors, restated Certificate of Incorporation , and the election by the Company to be governed by section 203 of the Delaware General Corporation Laws. The shareholders elected all of the nominees for director who were recommended by the board. They approved the restated Certificate of Incorporation and approved the proposal to be governed by section 203 of the Delaware General Corporation Law.

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


                                  PART II

ITEM 5. MARKET PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

Shares of Tri-Valley Corporation stock are traded over-the-counter on the Electronic Bulletin Board under the symbol "TRIL". The following table shows the high and low bid and asked prices of Tri-Valley stock for the quarterly periods indicated as reported by the OTC Stock Journal:

                                 BID PRICES            ASKED PRICES
                                 HIGH    LOW           HIGH   LOW

2000:
 First Quarter                  $ 3.438  $ 1.44        $ 3.63 $ 1.43
 Second Quarter                 $ 4.125  $ 2.03        $ 4.53 $ 1.88
 Third Quarter                  $ 3.188  $ 1.75        $ 3.38 $ 1.72
 Fourth Quarter                 $ 1.938  $ 1.13        $ 2.06 $ 1.06

                                 BID PRICES            ASKED PRICES
                                 HIGH    LOW           HIGH   LOW

1999:
 First Quarter                  $  .470  $ .34         $  .56 $  .34
 Second Quarter                 $ 1.063  $  .38        $ 1.12 $  .38
 Third Quarter                  $ 1.188  $  .72        $ 1.31 $  .63
 Fourth Quarter                 $ 1.969  $ 1.19        $ 2.16 $ 1.19

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

Management is confident that the Company inventory and projects can deliver exceptional value to shareholders and partners if we can fund a velocity of drilling to make the discoveries among the inevitable dry holes of the exploration business.. We seek to fund and drill enough exploratory wells for commercial discoveries to make up for the cost of the inevitable dry holes that we can expect, in the exploration business. Our future results will depend on our success in finding new reserves and commercial production, and there can be no assurance what revenue we can ultimately expect from any new discoveries.

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

Our hydrocarbon reserves were valued by independent engineers at a net present value of $11,887,320 at December
31, 2000, an increase of $10,670,021 from December 31, 1999 after taking into account the SEC mandatory 10% discount rate and also taking into consideration the effect of income tax. This was due primarily to the increase in gas prices. Estimates such as these are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves. This value does not appear on the balance sheet because accounting rules require discovered reserves to be carried on the balance sheet at the cost of obtaining them rather than the actual future net revenue from producing them.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         (continued)

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

PETROLEUM ACTIVITIES

We began drilling the Ekho No. 1 on February 7, 2000. This is the first of three test wells in a program to test deep mapped structure approximately 26 miles long and four to five miles wide and north of Bakersfield, where Tri-Valley Oil and Gas (TVOG) is headquartered. The Ekho No. 1 reached total depth of 19,085 feet in only 80 drilling days. We hoped to drill into naturally fractured area of the target formation to achieve natural flow potential. The well did encounter oil that is 48.6 API gravity and 1,460 Btu gas with no H{2}S, CO{2}, nitrogen or water. However, the borehole encountered "tight" sands, which will require artificial fracturing to provide avenues for the oil and gas to flow at higher rates.

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

Tri-Valley and Placer Dome U.S., Inc., entered into an agreement on March 22, 1999, whereby they would explore part of our claim block. They performed field exploration work in the summer of 1999 and 2000. However due to the depressed prices of gold, Placer Dome on September 18, 2000, notified us that they were not going to go further on the agreement. Tri-Valley retains rights to 60.6 square miles of claims and prospecting sites.

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

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2000 AND 1999

BALANCE SHEET

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         (Continued)

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

Other income dropped to $34,862 in 2000 from $261,460 in 1999, because Placer Dome USA, paid the Company $225,000 pursuant to our option agreement signed in 1999, discussed in PRECIOUS METALS ACTIVITY.

COSTS AND EXPENSES

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

                       ITEM 7:  FINANCIAL STATEMENTS


                          TRI-VALLEY CORPORATION
                                   INDEX




                                                                   PAGE(S)
Report of Brown Armstrong Randall Reyes Paulden & McCown,
  Independent Auditor's Report.......................................12
Consolidated Balance Sheets at December 31, 2000 and 1999............13
Consolidated Statements of Operations for the Years Ended
  December 31, 2000 and 1999.........................................14
Consolidated Statements of Changes in Shareholders' Equity for the
  Years Ended December 31, 2000 and 1999.............................15
Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2000 and 1999.........................................16
Notes to Consolidated Financial Statements...........................17
Supplemental Information about Oil and Gas Producing
  Activities (Unaudited).............................................26

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
                                           ================      ===============

     The accompanying notes are an integral part of these financial statements.
                                          13

                          TRI-VALLEY CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                                                December 31,        December 31,
                                                       2000                 1999
                                                -----------         ------------
Revenues
  Sale of oil and gas                        $       994,553     $       504,072
  Royalty                                             11,406               4,968
  Partnership income                                  39,053              13,820
  Gain on sale of property                           154,760              77,434
  Interest income                                     99,234              32,353
  Sale of oil and gas prospects                      863,500           1,792,291
  Other income                                        34,862             261,460
                                             ---------------     ---------------

    Total Revenues                                 2,197,369           2,686,129
                                             ---------------     ---------------

Costs  and  Expenses
  Mining exploration costs                           162,741             193,069
  Oil and gas leases                                  74,497             141,237
  Well workover                                       35,502               4,086
  Severed Acreage                                      1,026              16,195
  Well write-off                                     490,921                   -
  Cost of oil and gas prospects sold                 784,710           1,060,761
  General and administrative                       1,931,105           1,002,258
  Depreciation, depletion and amortization            64,433              80,946
  Interest                                            19,730              17,492
  Impairment of acquisition costs                         -              148,334
                                             ---------------     ---------------

    Total Costs and Expenses                       3,564,665           2,664,378
                                             ---------------     ---------------

Net Income (Loss) before Income Taxes             (1,367,296)             21,751

   Tax Provision (Note 5)                           -                          -
                                            ----------------     ---------------

Net Income (Loss)                          $   (1,367,296)     $          21,751
                                           ===============     =================


Basic Earnings (Loss) per Common Share     $         (.07)     $             .00
                                           ==============      =================

Diluted Earnings (Loss) per Common Share   $          N/A      $             .00
                                           ==============      =================

Weighted Average Number of Shares Outstanding  19,293,188             18,957,278
                                         ================       ================


      The accompanying notes are an integral part of these financial statements.

                                  TRI-VALLEY CORPORATION
                           CONSOLIDATED STATEMENTS OF CHANGES IN
                                   SHAREHOLDERS' EQUITY

                                            Capital in
                                            Excess of     Accumulated   Treasury   Shareholder
                      Shares    Par Value   Par Value         Deficit    Stock         Equity
                    ----------  ---------   -----------   -----------   --------   ------------

Balance  at
December 31, 1998   19,088,248  $19,088     $8,177,655    $(6,863,272)  $(41,061)  $1,292,410

Issuance of common
  stock                193,000      193        171,307              -     (4,102)     167,398
Stock issuance
  costs                      -        -         (4,500)             -          -       (4,500)
Net income                   -        -              -         21,751          -       21,751
                    ----------  ---------   -----------   -----------   --------   ------------

Balance  at
December 31, 1999   19,281,248   19,281      8,344,462     (6,841,521)   (45,163)   1,477,059

Issuance of common
  stock                273,500      274        373,376              -     23,250      396,900
Stock issuance
  costs                      -        -        (51,150)             -          -      (51,150)
Net income (loss)            -        -              -     (1,367,296)         -   (1,367,296)
                    ----------  ---------   -----------   -----------   --------   ------------

Balance  at
December 31, 2000
                    19,554,748  $19,555     $8,666,688    $(8,208,817)  $(21,913)  $  455,513
                    ==========  =========   ===========   ===========   ========   ============

The accompanying notes are an integral part of these financial statements.
                                 15



                         TRI-VALLEY CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2000            1999
                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                $(1,367,296)    $     21,751
  Adjustments to reconcile net income
   (loss) to net cash used by operating
   activities:
    Depreciation, depletion, and
      amortization                                      64,433           80,946
    (Gain) on sale of property                        (154,760)         (77,434)
    Non-employee stock compensation                     88,650                -
    Impairment, dry hole and other
     disposals of property and equipment                     -          164,529
    Changes in operating capital:
      (Increase) decrease in accounts
        receivable                                    (663,177)         152,389
      Increase in prepaids                             (10,000)               -
      Increase in deposits and other assets             (1,375)         (28,992)
      Increase (decrease) in trade accounts
        payable                                        189,915         (191,431)
      Increase (decrease) in amounts payable
        to joint venture participants and
        related parties                                444,156         (154,390)
                                                   ------------    ------------

Net Cash Used by Operating Activities               (1,409,454)         (32,632)

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of property                       154,760           80,000
  Capital expenditures                                (293,489)        (105,713)
  Investment in partnerships                           (17,053)          (1,320)
                                                   ------------    ------------

Net Cash Used by Investing Activities                 (155,782)         (27,033)
                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Increase (decrease) in advances from joint
    venture participants                            (5,359,863)       7,742,568
  Principal payments on long-term debt                  (8,900)          (5,134)
  Proceeds from issuance of common stock                   274              192
  Additional paid in capital                           284,726          171,307
  Purchase of treasury stock                                 -           (4,102)
  Sale of treasury stock                                23,250                -
  Proceeds from loan                                         -           18,575
  Stock issuance costs                                 (51,150)          (4,500)
                                                   ------------    ------------

Net Cash Provided (Used) by Financing
  Activities                                        (5,111,663)       7,918,906
Net Increase (Decrease) in Cash and Cash
  Equivalents                                       (6,676,899)       7,859,241
Cash at Beginning of Year                            8,050,469          191,226
                                                   ------------    ------------

Cash at End of Year                                $ 1,373,570     $  8,050,469
                                                   ============    ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


  Interest paid                                    $    19,730     $     17,492
  Income taxes paid                                $    15,756     $      4,662

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

GOLD MINERAL PROPERTY

The Company has invested in several gold mineral properties with exploration potential. All mineral claim acquisition costs and exploration expenditures are charged to expense as incurred. The Securities and Exchange Commission permits capitalization of acquisition and exploration costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer). Although the Company has performed drilling samples, and an independent engineer has deemed the gold properties contain profitable reserves, management has chosen to follow the more conservative method of accounting by expensing gold mineral costs in the period the expense is incurred.

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


NOTE 2 - PROPERTY AND EQUIPMENT

Oil and gas properties, and equipment and fixtures consist of the following:

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2000            1999
                                                   ------------    ------------
OIL AND GAS - CALIFORNIA
 Proved properties, net of accumulated depletion
   of $525,916 and $496,282 at December 31, 2000
   and 1999 respectively                           $    226,790    $    200,104
 Unproved properties                                    990,089         762,521
                                                   ------------    ------------

      Total Oil and Gas Properties                    1,216,879         962,625
                                                   ------------    ------------

OTHER PROPERTY AND EQUIPMENT
  Land                                                   11,281          11,281
  Building, net of accumulated depreciation
   $9,495 and $8,367 at December 31, 2000 and
   1999, respectively                                    35,629          36,758
  Office equipment, vehicle, and leasehold
   improvements net of accumulated depreciation
    of $142,348 and $125,427 at December 31,
    2000 and 1999, respectively                          42,900          49,091
                                                   ------------    ------------

    Total Other Property and Equipment                   89,810          97,130
                                                   ------------    ------------

Property and Equipment (Net)                       $  1,306,689    $  1,059,755
                                                   ============    ============


NOTE 3 - NOTES PAYABLE

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2000            1999
                                                   ------------    ------------

Note payable to National Bank of Alaska dated
  August 27, 1992; secured by property; payable
  in monthly installments of $539 including
  interest.  Interest rate at 12.00%, December
  31, 2000, and December 31, 1999.                 $      2,706    $      8,460

Note payable to Imperial Premium Finance, Inc.,
  dated June 9, 1997; secured by contractual
  policy; interest at 12.00%; payable in monthly
  installments of $680 including interest.                4,574           4,574

Note payable to Union Bank, dated January 15, 2000;
  secured by a vehicle; interest at 8.5%; payable
  in 60 monthly installments of $380.                    15,430          18,575
                                                   ------------    ------------
                                                         22,710          31,609
Less current portion                                     10,672          10,554
                                                   ------------    ------------

Long-Term Portion of Notes Payable                 $     12,038    $     21,055
                                                   ============    ============


Maturities of long-term debt for the years subsequent to December 31, 2000 are as follows:

  Year Ended
  DECEMBER 31,
   2001               $ 10,672
   2002                  3,691
   2003                  4,017
   2004                  4,330
                      $ 22,710


NOTE 4 - RELATED PARTY TRANSACTIONS

EMPLOYEE STOCK OPTIONS

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

                                                    Number     Weighted-Average
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
                                             ==========

BENEFICIAL OWNERS

The following is known to the Company to be the only beneficial owner of 5% or more of the Company's outstanding common stock at December 31, 2000:

                                   OWNERSHIP SHARES         PERCENTAGE

Dennis Vaughan                         1,009,200                5.2%

PARTNERSHIPS

Tri-Valley is  a  general  partner and operator of the Tri-Valley Oil & Gas
Exploration  Programs  1971-1   and  Martins-Severin  Partnerships.  Income
derived from these activities follows:

                                       December 31,         December 31,
                                              2000                 1999

Partnership income, net of expenses    $    140,833         $     73,463

ISSUANCE OF STOCK

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

The components of the net deferred tax assets were as follows:

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2000            1999
                                                   ------------    ------------
Deferred Tax Assets:
  Net operating loss carry forwards                $    802,644    $  1,160,000
  Statutory depletion carry forwards                    259,233         215,000
                                                   ------------    ------------
Total Deferred Tax Assets                             1,061,877       1,375,000
Valuation Allowance                                  (1,061,877)     (1,375,000)
                                                   ------------    ------------
Net Deferred Tax Assets                            $          -    $          -
                                                   ============    ============

A full valuation allowance has been established for the deferred tax assets generated by net operating loss and statutory depletion carry forwards due to the uncertainty of future utilization.


NOTE 6 - MAJOR CUSTOMERS

OIL AND GAS

The Company received in excess of 10% of its oil and gas revenue from various sources as follows:

                                             A         OTHER
                                      ---------    ---------

Period Ended:
  December 31, 1999                   $ 491,573    $  31,018

  December 31, 2000                   $ 994,553    $  50,460

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

LITIGATION

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

On May 7, 1998, the Company executed a note receivable with 3{rd} Mobile in the amount of $125,000, and a Security Agreement dated May 9, 1997 which secured the note. The Security Agreement indicates that the Company holds a security interest in all assets and personal property of 3{rd} Mobile including, but not limited to, all accounts receivable, office equipment, automobiles, communications towers and business facilities and equipment, customer lists, FCC licenses (known and unknown), pending customer orders, and work product in progress, together with the proceeds thereof (the Collateral). The Collateral secures the amounts due under the $125,000 note, including interest, in addition to all costs and fees, including attorneys' fees, in regard to enforcement against the Collateral. During 1998, the note receivable went into default. An action was filed by the Company against 3{rd} Mobile on June 23, 1999 in the New York Supreme Court, Onondaga County to foreclose on the Collateral. Subsequent to June 23, 1999, the Company learned that the Collateral was included as listed assets of Central New York Mobile Systems, L.C., whom had filed Chapter 11 bankruptcy in Sacramento, California. The Company believes that it properly and legally secured its interest in the Collateral and is awaiting the results of disposition from the bankruptcy court.

MINING ACTIVITIES

On March 22, 1999, the Company and Placer Dome U.S., Inc. (PDUS), executed a definitive agreement for PDUS to explore approximately 36 square miles of the Company's then 61.5-square mile claim block at Richardson, Alaska. Terms of the agreement called for PDUS to expend a minimum of $6.5 million in work on the property and partially reimburse the Company for some of its previous exploration, all within five years, in order for PDUS to earn 51% interest in the property. The Company received payments from PDUS totaling $0 and $225,000 during 2000 and 1999, respectively, which has been recorded as other revenue. After spending $750,000, PDUS terminated this agreement on September 18, 2000, and the 36 square miles has reverted back to the Company. Kennecott Exploration has signed a confidentiality/non-compete agreement on Tri-Valley's entire claim block plus another 50 square miles surrounding.

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

LEASES

The Company leases its office space on a month to month basis.

                          TRI-VALLEY CORPORATION
           SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING
                          ACTIVITIES (UNAUDITED)


The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by the Company located solely in the United States. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in the future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells, with existing equipment and operating methods. Proved undeveloped oil and gas reserves are reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for completion.

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2000            1999
                                                   ------------    ------------
Aggregate capitalized costs:
  Proved properties                                $   752,706     $   696,386
  Unproved properties                                  990,089         762,521
  Accumulated depletion, depreciation and
    amortization                                      (525,916)       (496,282)
                                                   ------------    ------------
Net Capitalized Assets                             $  1,216,879    $   962,625
                                                   ============    ============

The  following  sets  forth  costs   incurred  for  oil  and  gas  property
acquisition, exploration and development activities, whether capitalized or expensed, during:

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2000            1999
                                                   ------------    ------------
Acquisition of producing  properties and
  productive and non-productive acreage            $    56,320     $    80,398
                                                   ============    ============
Exploration costs                                  $   227,568               -
                                                   ============    ============


RESULTS OF OPERATIONS FROM OIL AND GAS PRODUCING ACTIVITIES

The results of operations from oil and gas producing activities are as follows:

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2000            1999
                                                   ------------    ------------
Sales to unaffiliated parties                      $ 1,045,013     $   521,271
Production costs                                      (601,946)       (161,518)
Depletion, depreciation and amortization               (29,634)        (51,596)
                                                   ------------    ------------
                                                       413,433         308,157
Pro forma statutory income tax expense                (144,489)       (103,431)
                                                   ------------    ------------

Results of operations from activities before
  extraordinary items(excluding blending
  operations, corporate overhead and
  interest costs)                                  $   268,944     $   204,726
                                                   ============    ============


CHANGES IN ESTIMATED RESERVE QUANTITIES

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2000 and 1999, and changes in such quantities during each of the years then ended, were as follows:

                                        DECEMBER 31, 2000    DECEMBER 31, 1999
                                        -----------------    -----------------
                                         Oil         Gas      Oil         Gas
                                        (BBL)       (MCF)    (BBL)       (MCF)
                                        -----       -----    -----       -----
Proved developed and
undeveloped reserves:
  Beginning of year                       185   1,540,004      234   1,434,499
  Revisions of previous
   estimates                               92     389,309       70     308,085
  Acquisitions of minerals in
   place                                    -      59,135        -       7,753
  Extensions and discoveries               72     103,235        -           -
  Production                              (50)   (249,011)    (119)   (210,333)
                                        -----   ---------    ------  ---------
End of year                               299   1,842,672      185   1,540,004
                                        =====   =========    ======  =========

Proved developed reserves:
  Beginning of year                       185   1,540,004      234   1,434,499
                                        =====   =========    ======  =========
  End of year                             299   1,842,672      185   1,540,004
                                        =====   =========    ======  =========

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES

A standardized measure of discounted future net cash flows is presented below for the year ended December 31, 2000 and 1999.

The future net cash inflows are developed as follows:

  (1)Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
  (2)The estimated future production of proved reserves is priced on the basis of year-end prices.
  (3)The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year end cost estimates.
  (4)The resulting future net revenue streams are reduced to present value amounts by applying a ten percent discount.

Disclosure of principal components of the standardized measure of discounted future net cash flows provides information concerning the factors involved in making the calculation. In addition, the disclosure of both undiscounted and discounted net cash flows provides a measure of comparing proved oil and gas reserves both with and without an estimate of production timing. The standardized measure of discounted future net cash flows relating to proved reserves reflects income taxes. There are no future development costs.

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2000            1999
                                                   ------------    ------------
Future cash in flows                               $ 25,127,878    $  3,265,995
Future production and development costs              (1,975,633)       (875,081)
Future income tax expenses                           (7,951,963)       (122,128)
                                                   ------------    ------------
Future net cash flows                                15,200,282       2,268,786
10% annual discount for estimated timing of
  cash flows                                          6,716,556       1,051,537
                                                   ------------    ------------
Standardized measure of discounted future net
cash flow                                          $  8,483,726    $  1,217,249
                                                   ============    ============


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

                                                   DECEMBER 31,    DECEMBER 31,
                                                       2000            1999
                                                   ------------    ------------
Standardized measure - beginning of period         $  1,217,249    $  1,178,295
Sales of oil and gas produced, net of
  production costs                                     (443,067)       (260,215)
Revisions of estimates of reserves provided in
  prior years:
  Net changes in prices and production costs         10,411,028          40,691
  Revisions of previous quantity estimates            3,186,723         354,958
  Extensions and discoveries                            694,792               -
  Purchases of minerals in place                        842,668               -
Accretion of discount                                 1,306,674         221,930
Changes in production rates (timing) and other         (902,506)       (381,372)
Net change in income taxes                           (7,829,835)         62,962
                                                   ------------    ------------
Net increase                                          7,266,477          38,954
                                                   ------------    ------------
Standardized measure - end of period               $  8,483,726    $  1,217,249

                                 PART III


ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information is furnished with respect to each director and executive officer:

                                    Year First
                                    Became Director or          Position With
Name  of  Director           Age    Executive  Officer          Company
-----------------------      ---    ------------------    ---------------------------
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

Loren  J.  Miller(1)         56     1992                  Director

C.  Chase  Hoffman           78     2000                  Director

Thomas  J.  Cunningham       58     1997                  Treasurer, Chief Financial  Officer
                                                          and Secretary, TVC, TVOG, and TVPC

Joseph  R.  Kandle           58     1999                  President,  TVOG

 (1)-  Member  of  Audit  Committee

F.  LYNN  BLYSTONE - 65  President and Chief Executive             1974
                         Officer of Tri-Valley  Corporation
                         and  Tri-Valley  Power Corporation,
                         and  CEO  of  Tri-Valley  Oil  &  Gas
                         Company, which are two wholly owned subsidiaries of Tri-Valley Corporation,
                         Bakersfield,  California

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
                         Tulare, California

Mr. Hoffman has owned and operated a milk cow dairy since 1965. He was a Senior Vice President and General Manager for Knudsen for the State of California. He has been a land and housing developer in California and Hawaii. Mr. Hoffman also sits as a director for these other companies, Seine River Resources, Vancouver, British Columbia, with California gold operations and Guatemala oil properties, and Power House Corporation, a British Columbia, Canada, hydroelectric project..

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

                                                                     Long Term
                                                                   Compensation
                                         Annual Compensation          Awards
                                     --------------------------- ------------------
         (a)            (b)               ( c )           (d)            (e)
                                                         Other         Securities
    Name         Period Covered         Salary        Compensation     Underlying Options
------------    ------------------  -------------  ----------------- ---------------------
F. Lynn          FYE 12/31/00          $ 95,870        $9,850(2)
 Blystone, CEO   FYE 12/31/99          $ 95,712
                 FYE 12/31/98          $156,000(1)

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

ITEM 10. EXECUTIVE COMPENSATION


    ( A )                    ( B )                     ( C )
                       Number of Securities    Value of Unexercised In-
                      Underlying Unexercised   The-Money Options/SARs at
                    Options/SARs at FY-End (#)       FY-End ($)*

NAME                 EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
-----------          ------------------------- -------------------------
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of December 31, 2000, there were 19,554,748 shares of the Company's common stock outstanding. The following persons were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock:

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                                 Number of         Percent of
Name and Address                  Shares              Total
-------------------------  --------------------  ---------------
F. Lynn Blystone              1,024,264(1)            5.1%
P.O. Box 1105
Bakersfield, CA 93302

Dennis Vaughan                1,009,200(1)            5.2%
2298 Featherhill Road
Santa Barbara, CA 93108

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

The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 2000 by each director, by each of the executive officers named in Item 11, and by the executive officer named in
Item 10 and directors as a group:

                                 Number of         Percent of
Directors                         Shares(1)           Total(2)
-------------------------  --------------------  ---------------
F. Lynn Blystone                1,024,264(3)          5.1%
Dennis P. Lockhart                282,091(3)          1.4%
Milton J. Carlson                 289,000(3)          1.4%
Loren J. Miller                   255,300(3)          1.3%
Earl H. Beistline                 248,000(3)          1.3%
C. Chase Hoffman                  197,500(3)          1.0%

TOTAL GROUP (all directors and
  Executive officers - 6
   persons)                     2,295,955(3)         10.9%

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

None.

ITEM 13. EXHIBITS, LISTS, AND REPORTS ON FORM 8-K

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

Date: May 30, 2001       By:  ______/s/      _______________________
                              F. Lynn Blystone
                              President, Chief Executive Officer and
                              Director


Date: May 30, 2001       By:  _____/s/     _________________________
                              Thomas J. Cunningham
                              Secretary, Treasurer, and Chief
                              Financial Officer