Form 10KSB/A
period 2000-12-31
TRI VALLEY CORP
filed 2001-07-05
CIK 22551

As filed with the SEC on July 5, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 2 TO

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

Transitional Small Business Disclosure Format (check one): Yes [ ]; No [X]

Exhibit Index appears on page *.

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

In 1987, the Company acquired precious metals claims on Alaska state lands. The Company has conducted exploration operations on these properties and has reduced its original claims to a block of approximately 38,760 acres (60.6 square miles). The Company has conducted trenching, core drilling, bulk sampling and assaying activities to date and has reason to believe that mineralization exists to justify additional exploration activities. However, to date, the Company has not identified probable mineral reserves on these properties. There is no assurance that a commercially viable mineral deposit exists on any of these above-mentioned mineral properties. Further exploration is required before a final evaluation as to the economic and legal feasibility can be determined.

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

BBL MCF

December 31, 2000 Condensate 299 Natural Gas 1,842,672

December 31, 1999 Condensate 185 Natural Gas 1,540,003

December 31, 1998 Condensate 234 Natural Gas 1,434,539

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from the Company's proved developed oil and gas reserves, discounted at 10%, was $12,920,069 at December 31, 2000, $1,308,178 at December 31, 1999,and $1,213,400 at December 31, 1998. Reference is made to the unaudited supplemental information of the consolidated financial statements for further information on oil and gas reserves and estimated values .

The following table sets forth the net quantities of natural gas and crude oil produced by Registrant during:
	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2000	1999	1998

Natural Gas (MCF)	249,011	210,333	277,946
Crude Oil (BBL)	50	119	137

The following table sets forth the average sales price and average production (lifting) cost per unit of oil and gas produced by registrant during:
	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2000		1999		1998

	Gas (Mcf)	Oil (Bbl*)	Gas (Mcf)	Oil (Bbl*)	Gas (Mcf)
Sales Price	$3.99	$19.98	$2.39	$11.57	$2.20

Production Costs	.29	0.67		0.20

Net Profit	$3.70	$19.98	$1.72	$11.57	$2.00

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

The Company intends to continue its exploration efforts for precious metals on our claim block in Richardson, Alaska. With the help of TsNIGRI, the Company has been exploring and evaluating this property during the summer months, due to the constraints of the weather in the winter months. This work will consist of field activity which includes drilling bore holes, mapping and other geological work.

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

ITEM 4. Submission of Matters To A Vote Of Security Holders
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



<BTB> Bid Prices Asked Prices

High Low High Low


2000:

First Quarter $ 3.438 $ 1.44 $ 3.63 $ 1.43

Second Quarter $ 4.125 $ 2.03 $ 4.53 $ 1.88

Third Quarter $ 3.188 $ 1.75 $ 3.38 $ 1.72

Fourth Quarter $ 1.938 $ 1.13 $ 2.06 $ 1.06



<BTB> Bid Prices Asked Prices

High Low High Low

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

Management is confident that the Company inventory and projects can deliver exceptional value to shareholders and partners if we can fund a velocity of drilling to make the discoveries among the inevitable dry holes of the exploration business. We seek to fund and drill enough exploratory wells for commercial discoveries to make up for the cost of the inevitable dry holes that we can expect, in the exploration business. Our future results will depend on our success in finding new reserves and commercial production, and there can be no assurance what revenue we can ultimately expect from any new discoveries.

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

ITEM 6. Management's Discussion And Analysis Of Financial Condition

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

ITEM 6. Management's Discussion And Analysis Of Financial Condition

December 31, 2000 due to invoices to be paid related to drilling the Sunrise-Mayel#1 well. Accounts payable to joint venture participants is larger this year due to accrued revenue at year-end on their behalf. The decrease in advances from joint venture participants is because at year end 1999 we had funds on deposit for the Ekho #1 that were paid out over 2000 as the well was drilled.

Revenues

Oil and gas income amounted to $1,045,013 for the year ended 2000 compared to $522,591 for the year ended 1999, a 199% increase. This $522,422 increase was due to increased production and the increase in natural gas prices. Our oil and gas income includes sales of oil and gas, royalties, and partnership income. The decrease of $928,791 in sale of oil and gas prospects was because the prospect we sold in 2000 was smaller than the prospect sold in 1999.

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

ITEM 7: FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION

INDEX

Page(s)

Report of Brown Armstrong Randall Reyes Paulden & McCown,
Independent Auditor's Report	*

Consolidated Balance Sheets at December 31, 2000 and 1999	*

Consolidated Statements of Operations for the Years Ended
December 31, 2000 and 1999	*

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2000 and 1999	*

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000 and 1999	*

Notes to Consolidated Financial Statements	*

Supplemental Information about Oil and Gas Producing
Activities (Unaudited)	*

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

BROWN ARMSTRONG RANDALL

REYES PAULDEN & McCOWN

ACCOUNTANCY CORPORATION

Bakersfield, California

February 9, 2001

TRI-VALLEY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2000	1999
ASSETS
Current Assets
Cash	$ 1,373,570	$ 8,050,469
Accounts receivable, trade	818,361	155,184
Prepaid expenses	12,029	2,029

Total Current Assets	2,203,960	8,207,682

Property and Equipment, Net (Notes 1 and 2)	1,306,689	1,059,755

Other Assets
Deposits	100,105	100,000
Note receivable (Note 9)	125,000	125,000
Acquisition costs (Note 1)	51,270	50,000
Investments in partnerships (Note 1)	29,059	12,006
Well Database (net of accumulated amortization of $44,788
and $37,755 at December 31, 2000 and 1999, respectively)	63,862	70,895
Goodwill (net of accumulated amortization of $210,593 and
$199,747 at December 31, 2000 and 1999, respectively) (Note 1)	223,260	234,106
Other	13,914	13,914

Total Other Assets	606,470	605,921

TOTAL ASSETS	$ 4,117,119	$ 9,873,358

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable (Note 3)	$ 10,672	$ 10,554
Trade accounts payable	581,017	391,104
Amounts payable to joint venture participants	540,142	95,986
Advances from joint venture participants, net (Note 1)	2,517,737	7,877,600

Total Current Liabilities	3,649,568	8,375,244

Long-Term Portion of Notes Payable (Note 3)	12,038	21,055

Shareholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized;
19,554,748 and 19,301,248, issued and outstanding at
December 31, 2000 and 1999, respectively	19,555	19,281
Less: common stock in treasury, at cost, 163,925 and 179,425
shares at December 31, 2000 and 1999, respectively	(21,913)	(45,163)
Capital in excess of par value	8,666,688	8,344,462
Accumulated deficit	(8,208,817)	(6,841,521)

Total Shareholders' Equity	455,513	1,477,059

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 4,117,119	$ 9,873,358

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2000	December 31, 1999

Revenues
Sale of oil and gas	$ 993,554	$ 504,072
Royalty	11,406	4,968
Partnership income	39,053	13,820
Gain on sale of property	154,760	77,434
Interest income	99,234	32,353
Sale of oil and gas prospects	863,500	1,792,291
Other income	35,862	261,460

Total Revenues	2,197,369	2,686,129

Costs and Expenses
Mining exploration costs	162,741	193,069
Oil and gas leases	72,213	141,237
Well workover	37,786	4,086
Severed Acreage	1,026	16,195
Well write-off	490,921	-
Cost of oil and gas prospects sold	784,710	1,060,761
General and administrative	1,931,105	1,002,258
Depreciation, depletion and amortization	64,433	80,946
Interest	19,730	17,492
Impairment of acquisition costs	-	148,334

Total Costs and Expenses	3,564,665	2,664,378

Net Income (Loss) before Income Taxes	(1,367,296)	21,751

Tax Provision (Note 5)	-	-

Net Income (Loss)	$ (1,367,296)	$ 21,751

Basic Earnings (Loss) per Common Share	$ (.07)	$ .00

Diluted Earnings (Loss) per Common Share	$ N/A	$ .00

Weighted Average Number of Shares Outstanding	19,293,188	18,957,278

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS' EQUITY

			Capital in
			Excess of	Accumulated	Treasury	Shareholder
	Shares	Par Value	Par Value	Deficit	Stock	Equity

Balance at
December 31, 1998	19,088,248	$ 19,088	$ 8,177,655	$ (6,863,272)	$ (41,061)	$ 1,292,410

Issuance of common stock	193,000	193	171,307	-	(4,102)	167,398
Stock issuance costs	-	-	(4,500)	-	-	(4,500)
Net income	-	-	-	21,751	-	21,751

Balance at
December 31, 1999	19,281,248	19,281	8,344,462	(6,841,521)	(45,163)	1,477,059

Issuance of common stock	273,500	274	373,376	-	23,250	396,900
Stock issuance costs	-	-	(51,150)	-	-	(51,150)
Net income (loss)	-	-	-	(1,367,296)	-	(1,367,296)

Balance at
December 31, 2000	19,554,748	$ 19,555	$ 8,666,688	$ (8,208,817)	$ (21,913)	$ 455,513

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,367,296)	$ 21,751
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation, depletion, and amortization	64,433	80,946
(Gain) on sale of property	(154,760)	(77,434)
Non-employee stock compensation	88,650	-
Impairment, dry hole and other disposals of property
and equipment	-	164,529
Changes in operating capital:
(Increase) decrease in accounts receivable	(663,177)	152,389
Increase in prepaids	(10,000)	-
Increase in deposits and other assets	(1,375)	(28,992)
Increase (decrease) in trade accounts payable	189,915	(191,431)
Increase (decrease) in amounts payable to joint venture
participants and related parties	444,156	(154,390)

Net Cash Used by Operating Activities	(1,409,454)	(32,632)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	154,760	80,000
Capital expenditures	(293,489)	(105,713)
Investment in partnerships	(17,053)	(1,320)

Net Cash Used by Investing Activities	(155,782)	(27,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in advances from joint venture participants	(5,359,863)	7,742,568
Principal payments on long-term debt	(8,900)	(5,134)
Proceeds from issuance of common stock	274	192
Additional paid in capital	284,726	171,307
Purchase of treasury stock	-	(4,102)
Sale of treasury stock	23,250	-
Proceeds from loan	-	18,575
Stock issuance costs	(51,150)	(4,500)

Net Cash Provided (Used) by Financing Activities	(5,111,663)	7,918,906

Net Increase (Decrease) in Cash and Cash Equivalents	(6,676,899)	7,859,241

Cash at Beginning of Year	8,050,469	191,226

Cash at End of Year	$ 1,373,570	$ 8,050,469

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$ 19,730	$ 17,492

Income taxes paid	$ 15,756	$ 4,662

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Gold Mineral Property

The Company has invested in several gold mineral properties with exploration potential. All mineral claim acquisition costs and exploration expenditures are charged to expense as incurred. The Securities and Exchange Commission permits capitalization of acquisition and exploration costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer). Although the Company has performed drilling samples, management has chosen to follow the more conservative method of accounting by expensing gold mineral costs in the period the expense is incurred.

Properties and Equipment

Properties and equipment are depreciated using the straight-line method over the following estimated useful lives:

Office furniture and fixtures Building	3 - 7 years 40 years

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

NOTE 2 - PROPERTY AND EQUIPMENT

Oil and gas properties, and equipment and fixtures consist of the following:

	December 31, 2000	December 31, 1999

Oil and Gas - California
Proved properties, net of accumulated depletion of $525,916 and
$496,282 at December 31, 2000 and 1999, respectively	$ 226,790	$ 200,104
Unproved properties	990,089	762,521

Total Oil and Gas Properties	1,216,879	962,625

Other Property and Equipment
Land	11,281	11,281
Building, net of accumulated depreciation $9,495 and $8,367
at December 31, 2000 and 1999, respectively	35,629	36,758
Office equipment, vehicle, and leasehold improvements net of accumulated depreciation of $142,348 and $125,427 at
December 31, 2000 and 1999, respectively	42,900	49,091

Total Other Property and Equipment	89,810	97,130

Property and Equipment (Net)	$ 1,306,689	$ 1,059,755

NOTE 3 - NOTES PAYABLE

	December 31, 2000	December 31, 1999

Note payable to National Bank of Alaska dated August 27, 1992;
secured by property; payable in monthly installments of $539 including interest. Interest rate at 12.00%, December 31, 2000,
and December 31, 1999.	$ 2,706	$ 8,460

Note payable to Imperial Premium Finance, Inc., dated June 9,
1997; secured by contractual policy; interest at 12.00%; payable
in monthly installments of $680 including interest.	4,574	4,574

Note payable to Union Bank, dated January 15, 2000; secured by a
vehicle; interest at 8.5%; payable in 60 monthly installments of $380.	15,430	18,575

22,710	31,609
Less current portion	10,672	10,554

Long-Term Portion of Notes Payable	$ 12,038	$ 21,055

NOTE 3 - NOTES PAYABLE (Continued)

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

A summary of the status of the Company's fixed stock option plan as of December 31, 2000 and 1999, and changes during the years ending on those dates is presented below:
	2000		1999
		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price
Fixed Options

Outstanding at beginning of year	1,248,000	$0.77	666,000	$0.71
Granted	1,410,000	$1.57	600,000	$0.63
Exercised	(14,000)	$0.50	(18,000)	$0.50
Cancelled	-		-

Outstanding at end of year	2,644,000	$1.20	1,248,000	$0.77

Options exercisable at year-end	2,644,000		1,248,000

Weighted-average fair value of options granted during the year	$ 1.30		$ 0.53

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2000:
	Options Outstanding and Exercisable
		Weighted-Average
	Number Outstanding	Remaining	Weighted-Average
Range of Exercise Prices	at December 31, 2000	Contractual Life	Exercise Price

$.50 - $2.43	2,644,000	7.65	$ 1.20

A summary of option transactions during the years ended December 31, 2000 and 1999 is presented below:

	Number	Weighted-Average
	of Shares	Exercise Price

Outstanding at December 31, 1998	666,000	$ 0.71

Issued	600,000	0.63
Exercised	(18,000)	0.50

Outstanding at December 31, 1999	1,248,000	0.77

Issued	1,410,000	1.57
Exercised	(14,000)	0.50

Outstanding at December 31, 2000	2,644,000	1.20

Exercisable at December 31, 2000	2,644,000	1.20

Available for Issuance at December 31, 2000	995,000

Beneficial Owners

The following is known to the Company to be the only beneficial owner of 5% or more of the Company's outstanding common stock at December 31, 2000:

	Ownership Shares	Percentage

Dennis Vaughan	1,009,200	5.2%

Partnerships

Tri-Valley is a general partner and operator of the Tri-Valley Oil & Gas Exploration Programs 1971-1 and Martins-Severin Partnerships. Income derived from these activities follows:

	December 31, 2000	December 31, 1999

Partnership income, net of expenses	$ 140,833	$ 73,463

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

The components of the net deferred tax assets were as follows:

	December 31, 2000	December 31, 1999
Deferred Tax Assets:
Net operating loss carry forwards	$ 802,644	$ 1,160,000
Statutory depletion carry forwards	259,233	215,000

Total Deferred Tax Assets	1,061,877	1,375,000
Valuation Allowance	(1,061,877)	(1,375,000)

Net Deferred Tax Assets	$ -	$ -

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

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (see Note 1).

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 2000 and 1999:

	Oil and Gas	Precious Metals	Total
Year Ended December 31, 2000

Revenues from External Customers	$ 1,045,013	$ -	$ 1,045,013

Interest Revenue	$ 99,234	$ -	$ 99,234

Interest Expense	$ 19,730	$ -	$ 19,730

Expenditures for Segment Assets	$ 293,489	$ -	$ 293,489

Depreciation, Depletion, and Amortization	$ 64,433	$ -	$ 64,433

Total Assets	$ 4,117,119	$ -	$ 4,117,119

	Oil and Gas	Precious Metals	Total

Net Loss	$ (1,204,555)	$ (162,741)	$ (1,367,296)

Year Ended December 31, 1999

Revenues from External Customers	$ 522,591	$ -	$ 522,591

Interest Revenue	$ 32,353	$ -	$ 32,353

Interest Expense	$ 17,492	$ -	$ 17,492

Expenditures for Segment Assets	$ 105,713	$ -	$ 105,713

Depreciation, Depletion, and Amortization	$ 80,946	$ -	$ 80,946

Total Assets	$ 9,873,358	$ -	$ 9,873,358

Net Income (Loss)	$ 214,820	$ (193,069)	$ 21,751

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:

	December 31, 2000	December 31, 1999
Aggregate capitalized costs:
Proved properties	$ 752,706	$ 696,386
Unproved properties	990,089	762,521
Accumulated depletion, depreciation and amortization	(525,916)	(496,282)

Net Capitalized Assets	$ 1,216,879	$ 962,625

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:

	December 31, 2000	December 31, 1999
Acquisition of producing properties and productive and
non-productive acreage	$ 56,320	$ 80,398

Exploration costs	$ 227,568	$ -

Results of operations from oil and gas producing activities

The results of operations from oil and gas producing activities are as follows:

	December 31, 2000	December 31, 1999

Sales to unaffiliated parties*	$ 1,045,013	$ 521,271
Production costs**	(601,946)	(161,518)
Depletion, depreciation and amortization	(29,634)	(51,596)

	413,433	308,157
Pro forma statutory income tax expense	(144,489)	(103,431)

Results of operations from activities before extraordinary items (excluding blending operations, corporate overhead and interest costs)	$ 268,944	$ 204,726

* Sales to Unaffiliated Parties includes the following revenues: Sale of Oil and Gas $993,554; Royalty $11,406; and Partnership Income $39,053.

** Production Costs include the following costs: Oil and Gas Leases $72,213; Well Workover $37,786; Severed Acreage $1,026; and Well Write Off $490,921.

Changes in estimated reserve quantities

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2000 and 1999, and changes in such quantities during each of the years then ended, were as follows:

	December 31, 2000		December 31, 1999
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved developed and undeveloped reserves:
Beginning of year	185	1,540,004	234	1,434,499
Revisions of previous estimates	92	389,309	70	308,085
Acquisitions of minerals in place	-	59,135	-	7,753
Extensions and discoveries	72	103,235	-	-
Production	(50)	(249,011)	(119)	(210,333)

End of year	299	1,842,672	185	1,540,004

Proved developed reserves:
Beginning of year	185	1,540,004	234	1,434,499

End of year	299	1,842,672	185	1,540,004

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

	December 31, 2000	December 31, 1999
Future cash in flows	$ 25,127,878	$ 3,265,995
Future production and development costs	(1,975,633)	(875,081)
Future income tax expenses	(7,951,963)	(122,128)

Future net cash flows	15,200,282	2,268,786
10% annual discount for estimated timing of cash flows	6,716,556	1,051,537

Standardized measure of discounted future net cash flow	$ 8,483,726	$ 1,217,249

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

	December 31, 2000	December 31, 1999
Standardized measure - beginning of period	$ 1,217,249	$ 1,178,295

Sales of oil and gas produced, net of production costs	(443,067)	(260,215)
Revisions of estimates of reserves provided in prior years:
Net changes in prices and production costs	10,411,028	40,691
Revisions of previous quantity estimates	3,186,723	354,958
Extensions and discoveries	694,792	-
Purchases of minerals in place	842,668	-
Accretion of discount	1,306,674	221,930
Changes in production rates (timing) and other	(902,506)	(381,372)
Net change in income taxes	(7,829,835)	62,962

Net increase	7,266,477	38,954

Standardized measure - end of period	$ 8,483,726	$ 1,217,249

PART III

ITEM 9. Directors and Executive Officers of the Registrant

The following information is furnished with respect to each director and executive officer:
		Year First
		Became Director or	Position With
Name of Director	Age	Executive Officer	Company

F. Lynn Blystone	65	1974	President, CEO, Director, TVC
			CEO and Director, TVOG
			President, CEO, Director, TVPC

Dennis P. Lockhart(1)	54	1982	Director

Milton J. Carlson(1)	70	1985	Director

Earl H. Biestline	84	1992	Director

Loren J. Miller(1)	56	1992	Director

C. Chase Hoffman	78	2000	Director

Thomas J. Cunningham	58	1997	Treasurer, Chief Financial Officer and
			Secretary, TVC, TVOG, and TVPC

Joseph R. Kandle	58	1999	President, TVOG

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
Long Term
Compensation
		Annual Compensation		Awards
(a)	(b)	( c )	(d)	(e)
			Other	Securities
Name	Period Covered	Salary	Compensation	Underlying Options

F. Lynn	FYE 12/31/00	$195,870(1)	$9,850(2)
Blystone, CEO	FYE 12/31/99	$195,712(1)
	FYE 12/31/98	$156,000(1)

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

Compensation of Directors

The Company compensates non-employee directors for their service on the board of directors. On 4/3/00, four non-employee directors were issued 10,000 shares of common stock valued at fair market value of $1.97. These shares were awarded at the 1999 Annual Meeting and Mr Hoffman was not a director at that time. On 9/16/00, each non-employee director received 50,000 stock options with an exercise price of $2.43 per option. On 11/10/00, each non-employee director received 100,000 stock options with an exercise price of $1.22 per option. The following tables sets forth information regarding the ~~cash~~ compensation paid to outside directors in 2000.
(a)	(b)
Name	Fees

Earl Beistline	$2,650

Milton Carlson	$2,650

Dennis P. Lockhart	$1,800

Loren J. Miller	$2,650

C. Chase Hoffman	$ 850

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

ITEM 12. Certain Relationships and Related Transactions

None.

ITEM 13. Exhibits, Lists, and Reports on Form 8-K

  Exhibits.
Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of the Company's Form 10-KSB for the year ended December 31, 1999
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company's Form 10-KSB for the year ended December 31, 1999
27.1	Financial Data Schedule, filed herewith
  Reports on Form 8-K
    None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 5, 2001 By: /s/ F Lynn Blystone

F. Lynn Blystone

President, Chief Executive Officer and

Director

Date: July 5, 2001 By: /s/ Tom Cunningham

Thomas J. Cunningham

Secretary, Treasurer, and Chief Financial Officer