Form 10QSB
period 2001-06-30
TRI VALLEY CORP
filed 2001-08-15
CIK 22551

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For  the  quarterly period ended June 30, 2001               Commission File No.
0-6119

                             TRI-VALLEY CORPORATION
             (Exact name of registrant as specified in its charter)

DELAWARE                    84-0617433
(State  or  other  jurisdiction of          (I.R.S. Employer Identification No.)
incorporation  or  organization)

       5555 BUSINESS PARK SOUTH, SUITE 200, BAKERSFIELD, CALIFORNIA 93309
                    (Address of principal executive offices)

                                 (661) 864-0500
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes  [X  ]    No  [  ]


The number of shares of Registrant's common stock outstanding at June 30, 2001 was 19,684,748.

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

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS



                                     (Unaudited)    (Audited)
                                     ------------  -----------
Current Assets
  Cash. . . . . . . . . . . . . . .  $    792,501  $ 1,373,570
  Accounts receivable, trade. . . .       424,738      813,611
  A/R Related Parties . . . . . . .         1,976        4,750
  Prepaid expenses. . . . . . . . .        12,029       12,029
                                     ------------  -----------

    Total Current Assets. . . . . .     1,231,244    2,203,960
                                     ------------  -----------

Property and Equipment, Net . . . .     1,545,341    1,306,689
                                     ------------  -----------

Other Assets
  Deposits. . . . . . . . . . . . .       100,105      100,105
  Note Receivable . . . . . . . . .       125,000      125,000
  Acquisition Costs . . . . . . . .        51,270       51,270
  Investments in partnerships . . .        29,059       29,059
  Other . . . . . . . . . . . . . .        13,914       13,914
  Well Database (net of accumulated
    amortization of $48,304 at
    June 30, 2001 and $44,788
    at December 31, 2000. . . . . .        60,346       63,862
  Goodwill (net of accumulated
    amortization of $216,016 at
  June 30, 2001 and $210,593
    at December 31, 2000. . . . . .       217,837      223,260
                                     ------------  -----------

      Total Other Assets. . . . . .       597,531      606,470
                                     ------------  -----------

      Total Assets. . . . . . . . .  $  3,374,116  $ 4,117,119
                                     ============  ===========

          June  30,  2001          Dec.  31,  2000

     The accompanying notes are an integral part of these condensed financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                         June 30, 2001    Dec. 31, 2000
                                        ---------------  ---------------
CURRENT LIABILITIES
  Notes and contracts payable. . . . .  $       10,554   $       10,672
  Trade accounts payable . . . . . . .         121,301          581,017
  Amounts payable to joint venture
    participants . . . . . . . . . . .         273,175          540,142
  Advances from joint venture
    participants . . . . . . . . . . .       2,134,824        2,517,737
                                        ---------------  ---------------

    Total Current Liabilities. . . . .       2,539,854        3,649,568
                                        ---------------  ---------------

Long-term Portion of Notes and
  Contracts Payable. . . . . . . . . .           7,790           12,038
                                        ---------------  ---------------


Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    100,000,000 shares authorized;
    19,684,748  and  19,554,748 issued
    and outstanding at June 30, 2001
    and Dec. 31, 2000, respectively. .          19,684           19,555
  Less:  Common stock in treasury,
   at cost, 163,925 shares . . . . . .         (21,913)         (21,913)
  Capital in excess of par value . . .       8,721,059        8,666,688
  Accumulated deficit. . . . . . . . .      (7,892,358)      (8,208,817)
                                        ---------------  ---------------

    Total Shareholders' Equity . . . .         826,472          455,513
                                        ---------------  ---------------

    Total Liabilities and
      Shareholders' Equity . . . . . .  $    3,374,116   $    4,117,119
                                        ===============  ===============

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                For  the  Three  Months                               For  the  Six  Months


                                                2001         2000         2001         2000
                                             -----------  -----------  -----------  -----------
Revenues
  Sale of oil and gas . . . . . . . . . . .  $   544,648  $   204,904  $ 1,273,762  $   339,084
  Other income. . . . . . . . . . . . . . .       64,256    1,071,732       73,692    1,428,277
  Interest income . . . . . . . . . . . . .        5,242       27,531       16,502       42,862
                                             -----------  -----------  -----------  -----------
    Total Revenues. . . . . . . . . . . . .      614,146    1,304,167    1,363,956    1,810,223
                                             -----------  -----------  -----------  -----------

Cost and Expenses
  Oil and  gas lease expense. . . . . . . .      146,918       38,909      242,544       62,710
  Mining Exploration Expenses . . . . . . .       21,586       14,479       55,382       49,903
  Project geology, geophysics,
    Land & administration . . . . . . . . .      103,983      195,680      201,954      321,323
  Cost of Sale of Asset . . . . . . . . . .          -0-      394,240          -0-      394,240
  Depletion, depreciation and amortization.       13,631       19,861       29,732       39,722
  Interest. . . . . . . . . . . . . . . . .          435        5,129        2,756        7,798
  General administrative. . . . . . . . . .      263,387      346,990      515,128      628,239
                                             -----------  -----------  -----------  -----------
    Total Cost and Expenses . . . . . . . .      549,940    1,015,288    1,047,496    1,503,935
                                             -----------  -----------  -----------  -----------

Net Income. . . . . . . . . . . . . . . . .  $    64,206  $   288,879  $   316,460  $   306,288
                                             ===========  ===========  ===========  ===========

Diluted Earnings per Share. . . . . . . . .  $       .00  $       .01  $       .02  $       .02
                                             ===========  ===========  ===========  ===========
Basic Earnings per Share. . . . . . . . . .  $       .00  $       .01  $       .02  $       .02
                                             ===========  ===========  ===========  ===========

Weighted Average Number of Shares . . . . .   19,661,081   19,335,915   19,661,081   19,335,915
                                             ===========  ===========  ===========  ===========

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)



          For  the  Six  Months
          ---------------------
          Ended  June  30,
          ----------------

                                                           2001          2000
                                                        -----------  ------------
Cash Flows from Operating Activities
  Net loss/profit. . . . . . . . . . . . . . . . . . .  $  316,460   $   306,288
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization . . . .      29,732        39,722
      Changes in operating capital:
      Amounts receivable . . . . . . . . . . . . . . .     391,647       (60,210)
      Deposits . . . . . . . . . . . . . . . . . . . .         -0-          (105)
      Trade accounts payable . . . . . . . . . . . . .    (459,834)      960,830
      Amounts payable to joint venture
        participants and related parties . . . . . . .    (266,967)       53,848
      Advances from joint venture
        participants . . . . . . . . . . . . . . . . .    (382,913)   (6,529,061)
                                                        -----------  ------------


Net Cash Used by Operating Activities. . . . . . . . .    (371,875)   (5,228,583)
                                                        -----------  ------------

Cash Flows from Investing Activities
  Capital expenditures . . . . . . . . . . . . . . . .    (259,446)     (135,640)
                                                        -----------  ------------

Cash Flows from Financing Activities
    Principal payments on long-term debt . . . . . . .      (4,248)       (4,361)
  Proceeds from issuance of common stock . . . . . . .      54,500       250,600
                                                        -----------  ------------
      Net Cash Provided (used) by Financing Activities      50,252       246,239
                                                        -----------  ------------

Net Decrease in Cash and Cash Equivalents. . . . . . .    (581,069)   (5,117,984)
Cash and Cash Equivalents at Beginning
  Of Period. . . . . . . . . . . . . . . . . . . . . .   1,373,570     8,050,469
                                                        -----------  ------------

Cash and Cash Equivalents at
  End of Period. . . . . . . . . . . . . . . . . . . .  $  792,501   $ 2,932,485
                                                        ===========  ============

Supplemental Information:

  Cash paid for interest . . . . . . . . . . . . . . .  $    2,756   $     7,798

  Cash paid for taxes. . . . . . . . . . . . . . . . .  $    7,779   $     6,678








                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2001 AND 2000
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six-month period ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

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

Petroleum  Activities
---------------------

We are continuing our research and additional in-depth testing program at the Ekho No. 1. We are consulting with a team of worldwide industry experts and are pleased with the initial results. Efforts are continuing in this project to complete the well as a producer

Discussions continue with various parties - oil & gas industry companies, power companies, accredited investor/groups - to join in developing our Sunrise Natural Gas Project near Delano, California.

Additionally, we are awaiting our drill permit for our Sonata gas prospect, which is west of the Sunrise project Area.

Natural gas prices began the year at historic highs but have more recently fallen. We sold gas for as much as $14.64 per Mmbtu early in the year, but in the second quarter we also sold for a low as $9.44. We believe that natural gas prices will continue to be volatile (especially in California) for the remainder of 2001 and possible for years. We cannot be sure we will be able to obtain the same price for our production in the second half of 2001 as we did during the first half.

Precious  Metals
----------------

Normally our activity, by Russian scientists from TsNIGRI, the Russian Mineral Institute in Moscow, on our Alaska gold mining claims begins in late May or early June, depending on the weather. It is very difficult if not impossible for us to perform our work when the ground is frozen. However, this year was different, the Russian scientists were contracted by Tri-Valley Corporation to a third party for most of the months of June and July to evaluate large areas of Alaska for platinum and palladium. They began this year's activity for Tri-Valley the latter part of July. Our efforts continue to obtain sufficient data to enable a joint venture with a major mining company similar to the Placer Dome arrangement, which had been operating for the previous two years and ended at the end of 2000.
ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS,  CONTINUED
           --------------------------

Three  Months  Ended  June 30, 2001 as compared with Three Months ended June 30,
--------------------------------------------------------------------------------
2000
----

In the quarter ended June 30, 2001 revenue decreased $690,021 compared to the same quarter in the year 2000. However, sale of oil and gas increased by $339,744 in the second quarter of 2001 due to the increased gas prices we received in the second quarter. In the quarter ended June 30, 2001 we had other income of $64,256 compared to revenue of $1,071,732 in the quarter ended June 30, 2000. The difference is due to revenue being recognized from the sale of the Sunrise Prospect in the second quarter of 2000. Interest income was $22,289 less for this period in 2001 versus the same period in 2000 due to less funds on deposit awaiting the drilling of the Sunrise Project.

Costs and expenses decreased $465,348, to $549,940 for the quarter ending June 30, 2001 from $1,015,288 for the same period in 2000. In the quarter ending
June 30, 2000 we wrote off expenses relating to the sale of the Sunrise Prospect. In 2001, the Russian scientists did not begin work for the Company until July. However, in June 2001, we prepaid their expenses, which caused the increase in mining expenses to $21,586 in the second quarter of 2001, compared to $14,479 in the second quarter of 2000.

We had a profit of $64,206 for the period ended June 30, 2001 compared to $288,879 for the same period in 2000.

Six  Months  Ended  June  30, 2001 as compared to Six Months Ended June 30, 2000
--------------------------------------------------------------------------------

We had total revenue of $1,363,956 for the six months ended June 30, 2001 compared to revenue of $1,810,223 for the same period in 2000. This decrease is due to our sale of the Sunrise prospect in 2000. For the six months ended June 30, 2001 we had a 376% increase in oil and gas sales due to increased natural gas prices for the first half of the year 2001. Other income was down
$1,354,585. The decrease represents the sale of our Sunrise Prospect in 2000. Generally we recognize revenue from the sale of a prospect when the well drilling begins.

Costs and expenses were $1,047,496 in the period ending June 30, 2001 compared to $1,503,935 for the same period in 2000. Oil and gas expenses were up for the first six months due to our re-workings of several existing wells. Project geology, geophysics, land and administration were $110,369 less this year due to reduced activity in this area. In the second quarter of 2000 we wrote off costs relating to the Sunrise Prospect. General and Administrative costs were $113,111 less due to reduced litigation expenses from a lawsuit that ended.

Net income, for the six months ended June 30, 2001, are $316,460 compared to $306,288 for the same period in 2000.





ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS,  CONTINUED
           --------------------------

Capital  Resources  and  Liquidity
----------------------------------

We had current assets at June 30, 2001 of $1,231,244 compared to $2,203,960 for the period ending December 31,2000. This decrease was due to reduction of cash and reduction in accounts receivable. Current liabilities were $2,539,854 for the period ended June 30, 2001 compared to $3,649,568 for the year ending December 31, 2000. This reduction was due to a reduction in accounts payable and reduction in advances from joint venture participants.

Operating Activities. Cash provided by operations were deficit of $371,875 for the six months ended June 30, 2001 compared to a deficit of $5,228,583 for the same period in 2000. This was due to reduced expenditures of the drilling operations. The $6,146,148 decrease in advances from joint venture participants at June 30, 2001 is due to the expenditure of funds used for the drilling activity on the Sunrise Project.

Financing Activities. Net cash provided by financing activities decreased $195,987 for the period ended June 30, 2001 over the same period in 2000 due to the reduced amount of sales of the Company's common stock in private transactions.



























PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

None

ITEM  2.     CHANGES  IN  SECURITIES
             -----------------------

During the quarter ended June 30, 2001, we issued 20,000 shares of our common stock to 2 individuals in private transactions pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, for aggregate consideration of $5,000. 10,000 shares were from options exercised at $.50 each and 10,000 shares were awarded to an employee. The shares sold/issued are restricted securities, which bear a legend restricting transfer of the shares unless registered or sold under an exemption from registration requirements under the Securities Act.

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


                        TRI-VALLEY  CORPORATION
                                    (Registrant)



      August  14,  2001      /s/  F.  Lynn  Blystone
                            ------------------------
                                                          F.  Lynn  Blystone
               President  and  Chief  Executive  Officer


      August  14,  2001     /s/  Thomas  J.  Cunningham
                            ---------------------------
               Thomas  J.  Cunningham
               Secretary,  Treasurer,  Chief  Financial  Officer