Form 10QSB
period 2001-09-30
TRI VALLEY CORP
filed 2001-11-14
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For  the  quarterly period ended September 30, 2001    Commission File No.0-6119

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


The number of shares of Registrant's common stock outstanding at September 30, 2001 was 19,689,748.

                             TRI-VALLEY CORPORATION

                                      INDEX




                                                                     Page
                                                                --------------
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









PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------

                          TRI-VALLEY CORPORATION
                       CONSOLIDATED BALANCE SHEETS


                               ASSETS

                               September 30, 2001.  Dec. 31, 2000



                                      (Unaudited)    (Audited)
                                     ------------  -----------
Current Assets
  Cash. . . . . . . . . . . . . . .  $    673,919  $ 1,373,570
  Accounts receivable, trade. . . .       127,089      813,611
  A/R Related Parties . . . . . . .         1,000        4,750
  Prepaid expenses. . . . . . . . .        12,029       12,029
                                     ------------  -----------

    Total Current Assets. . . . . .       814,037    2,203,960
                                     ------------  -----------

Property and Equipment, Net . . . .     1,932,107    1,306,689
                                     ------------  -----------

Other Assets
  Deposits. . . . . . . . . . . . .       104,705      100,105
  Note Receivable . . . . . . . . .       125,000      125,000
  Acquisition Costs . . . . . . . .        51,270       51,270
  Investments in partnerships . . .        29,059       29,059
  Other . . . . . . . . . . . . . .        13,913       13,914
  Well Database (net of accumulated
    amortization of $50,062 at
    Sept. 30, 2001 and $44,788
    at December 31, 2000. . . . . .        58,588       63,862
  Goodwill (net of accumulated
    amortization of $218,728 at
  Sept 30, 2001 and $210,593
    at December 31, 2000. . . . . .       215,125      223,260
                                     ------------  -----------

      Total Other Assets. . . . . .       597,660      606,470
                                     ------------  -----------

      Total Assets. . . . . . . . .  $  3,343,804  $ 4,117,119
                                     ============  ===========

     The  accompanying  notes  are  an  integral  part  of  these condensed  financial  statements.
                              3








                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                         September 30, 2001     Dec. 31, 2000
                                        --------------------  ---------------
CURRENT LIABILITIES
  Notes and contracts payable. . . . .  $            10,554   $       10,672
  Trade accounts payable . . . . . . .              165,743          581,017
  Amounts payable to joint venture
    participants . . . . . . . . . . .               95,074          540,142
  Advances from joint venture
    participants . . . . . . . . . . .            2,408,698        2,517,737
                                        --------------------  ---------------

    Total Current Liabilities. . . . .            2,680,069        3,649,568
                                        --------------------  ---------------

Long-term Portion of Notes and
  Contracts Payable. . . . . . . . . .                6,934           12,038
                                        --------------------  ---------------


Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    100,000,000 shares authorized;
    19,689,748  and  19,554,748 issued
    and outstanding at Sept 30, 2001
    and Dec. 31, 2000, respectively. .               19,689           19,555
  Less:  Common stock in treasury,
   at cost, 163,925 shares . . . . . .              (21,913)         (21,913)
  Capital in excess of par value . . .            8,723,554        8,666,688
  Accumulated deficit. . . . . . . . .           (8,064,529)      (8,208,817)
                                        --------------------  ---------------

    Total Shareholders' Equity . . . .              656,801          455,513
                                        --------------------  ---------------

    Total Liabilities and
      Shareholders' Equity . . . . . .  $         3,343,804   $    4,117,119
                                        ====================  ===============

     The  accompanying  notes  are  an  integral  part  of  these condensed  financial  statements.
                                   4


                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For  the  Three  Months     For  the  Nine  Months


                                                                2001          2000          2001         2000
                                                         ------------  ------------  -----------  -----------
Revenues
  Sale of oil and gas . . . . . . . . . . . . . . . . .  $   177,904   $   231,055   $ 1,451,666  $   570,139
  Other income. . . . . . . . . . . . . . . . . . . . .      116,351       103,164       190,043    1,531,441
  Interest income . . . . . . . . . . . . . . . . . . .        4,305        29,948        20,807       72,810
                                                         ------------  ------------  -----------  -----------
    Total Revenues. . . . . . . . . . . . . . . . . . .      298,560       364,167     1,662,516    2,174,390
                                                         ------------  ------------  -----------  -----------

Cost and Expenses
  Oil and gas lease expense . . . . . . . . . . . . . .       45,765        22,379       288,309       85,089
  Mining exploration expenses . . . . . . . . . . . . .       70,347        73,719       125,729      123,622
  Project geology, geophysics,
    land & administration . . . . . . . . . . . . . . .       54,137        74,668       256,091      395,991
  Cost of sale of asset . . . . . . . . . . . . . . . .          -0-           -0-           -0-      394,240
  Depletion, depreciation and amortization. . . . . . .       16,102        19,860        45,834       59,582
  Interest. . . . . . . . . . . . . . . . . . . . . . .          690         4,783         3,446       12,581
  General administrative. . . . . . . . . . . . . . . .      283,691       337,151       798,819      965,390
                                                         ------------  ------------  -----------  -----------
    Total Cost and Expenses . . . . . . . . . . . . . .      470,732       532,560     1,518,228    2,036,495
                                                         ------------  ------------  -----------  -----------

Net Income/(Loss) . . . . . . . . . . . . . . . . . . .  $  (172,172)  $  (168,393)  $   144,288  $   137,895
                                                         ============  ============  ===========  ===========

Net Income (Loss) per Common Share. . . . . . . . . . .  $      (.01)  $      (.01)  $       .01  $       .01
                                                         ============  ============  ===========  ===========

Weighted Average Number of Shares . . . . . . . . . . .   19,689,748    19,548,081    19,689,748   19,548,081
                                                         ============  ============  ===========  ===========


  The accompanying notes are an integral part of these
  condensed financial statements.
                                                                   5


TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)





                                                           For  the  Nine  Months
                                                           ----------------------
                                                              Ended  Sept.  30,
                                                              -----------------

                                                              2001          2000
                                                       -----------  ------------
Cash Flows from Operating Activities
  Net loss/profit. . . . . . . . . . . . . . . . . . .  $  144,288   $   137,895
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization . . . .      45,834        59,582
      Changes in operating capital:
      Amounts receivable . . . . . . . . . . . . . . .     690,272      (123,039)
      Deposits . . . . . . . . . . . . . . . . . . . .      (4,600)         (105)
      Trade accounts payable . . . . . . . . . . . . .    (420,496)      419,595
      Amounts payable to joint venture
        participants and related parties . . . . . . .    (445,068)      105,589
      Advances from joint venture
        participants . . . . . . . . . . . . . . . . .    (109,039)   (6,130,746)
                                                        -----------  ------------


Net Cash Used by Operating Activities. . . . . . . . .     (98,809)   (5,531,229)
                                                        -----------  ------------

Cash Flows from Investing Activities
  Capital expenditures . . . . . . . . . . . . . . . .    (652,738)     (206,330)
                                                        -----------  ------------

Cash Flows from Financing Activities
    Principal payments on long-term debt . . . . . . .      (5,104)       (6,589)
  Proceeds from issuance of common stock . . . . . . .      57,000       256,100
                                                        -----------  ------------
      Net Cash Provided (used) by Financing Activities      51,896       249,511
                                                        -----------  ------------

Net Decrease in Cash and Cash Equivalents. . . . . . .    (699,651)   (5,488,048)
Cash and Cash Equivalents at Beginning
  Of Period. . . . . . . . . . . . . . . . . . . . . .   1,373,570     8,050,469
                                                        -----------  ------------

Cash and Cash Equivalents at
  End of Period. . . . . . . . . . . . . . . . . . . .  $  673,919   $ 2,562,421
                                                        ===========  ============

Supplemental Information:

  Cash paid for interest . . . . . . . . . . . . . . .  $    3,446   $    12,581
                                                        ===========  ============

  Cash paid for taxes. . . . . . . . . . . . . . . . .  $    7,779   $     6,678
                                                        ===========  ============

  The accompanying notes are an integral part of these
  condensed financial statements.
                                       6




                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine-month period ended September 30, 2001, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.




NOTE  2  -  PER  SHARE  COMPUTATIONS
            ------------------------

Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.




NOTE  3  -  RECENT  ACCOUNTING  PRONOUNCEMENTS
            ----------------------------------

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This standard becomes effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Goodwill existing at September 30, 2001, will continue to be amortized through the end of fiscal 2001. Through the end of fiscal 2001, the company will test goodwill for impairment using the current method, which uses an un-discounted cash flow test.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
           OF  OPERATIONS
           --------------

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

Petroleum  Activities
---------------------

For the nine months ended September 30, 2001 we have continued to evaluate the Ekho No. 1 with the assistance of a team of expertsWe currently are in the process of finding interested parties to invest in the project to hopefully bring it into completed, producing status.

We continue to endeavor to bring the appropriate parties into the Sunrise Natural Gas Project. Our efforts will require one or more horizontal wells to be drilled. We anticipate initially four wells will be drilled to determine the aerial extent of the project. Ultimately this project could require as many as forty wells for full development.

We are planning on drilling at least one well in our Sonata gas prospect this year, which is west of the Sunrise Project Area. With the Sunrise and Sonata projects, Tri-Valley has over 12,000 acres in the middle of the McClure Shale.

Natural gas prices began the year at historic highs but have more recently fallen. We sold gas for as much as $14.64 per Mcf early in the year, but in the third quarter we also sold for as low as $2.71. We believe that natural gas prices will continue to be volatile (especially in California) for the remainder of 2001 and possibly for years.

Precious  Metals
----------------

The Russian scientists from TsNIGRI, the Russian Mineral Institute in Moscow began this years' activity for Tri-Valley the latter part of July. Our efforts continue to obtain sufficient data to enable a joint venture with a major mining company for exploration of our Alaska claims, similar to the Placer Dome arrangement of the previous two years that ended at the end of 2000. Placer Dome withdrew from the joint venture primarily due to the continued low price for gold, which led to a reduction in most exploratory project worldwide by almost all large mining companies.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
           OF  OPERATIONS,  CONTINUED
           --------------------------

Three  Months Ended Sept. 30, 2001 as compared with Three Months ended Sept. 30,
--------------------------------------------------------------------------------
2000
----

In the quarter ended September 30, 2001 total revenue decreased $65,607 compared to the same quarter in the year 2000. This decrease was due to a reduction in natural gas sales in the period ending September 30, 2001. We had oil and gas sales of $231,055 in the third quarter of 2000 compared to $177,904 for the same period in 2001 a reduction of $53,151. Other income was $13,187 higher this period compared to the same period in 2000. Interest income was $25,643 less for this period versus the same period in 2000 because we had less funds on deposit in interest bearing accounts, awaiting expenditures on drilling and completion of wells

Costs and expenses decreased to $470,732 for the quarter ending September 30, 2001 from $532,560 for the same period in 2000. Oil and gas lease expenses were $23,386 higher in the period ending September 30, 2001, due to work over expenses on the Hanson wells. Geologic, geophysical, land and administration costs were $20,531 less this period compared to the same period in 2000. General and Administrative costs were $53,460 less for this quarter compared to the same period last year due to reduced legal expenses related to a lawsuit that ended in 2000.

We had a loss of $172,172 for the three months ended September 30, 2001 compared to a loss of $168,393 for the same period in 2000.

Nine  Months  Ended  Sept.  30,  2001  as  compared  to  September  30,  2000
-----------------------------------------------------------------------------

We had total revenue of $1,662,516 for the nine months ended September 30, 2001 compared to revenue of $2,174,390 for the same period in 2000. Revenue for the period in 2000 included revenue from the sale of the Sunrise Prospect in 2000; we have not had a corresponding sale in 2001. For the nine months ended September 30, 2001, we had a 254% increase in oil and gas sales due to increased natural gas prices for the nine months ended September 30, 2001, compared to the same period in 2000. Other income was $1,341,398 less for the nine months ended September 30, 2001 compared to the same period last year. This decrease is due to revenue received in 2000 for the sale of a prospect. We have not sold any prospects in 2001. Interest income was down $52,003 for the current year to date nine months because we had less funds on deposit in interest bearing accounts, awaiting expenditures on drilling and completion of wells.

Costs and expenses were $1,518,228 in the period ending September 30, 2001 compared to $2,036,495 for the same period in 2000. Oil and gas lease expenses were up for the first nine months due to the Company doing re-works of several of its wells. Project geology, geophysics, land and administration were $139,900 less this year due to costs in 200 related to the Sunrise Project. Cost of sale of assets is $394,240 less this period compared to the same period in 2000 due to the sale of the Sunrise prospect in 2000. Interest expense is $9,135 less this period ending September 30, 2001 compared to the same period in 2000. General and Administrative costs were $166,571 less due to reduced legal expenses related

ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
           OF  OPERATIONS,  CONTINUED
           --------------------------


to  the  lawsuit.

Net income, for the nine months ended September 30, 2001, is $144,288 compared to $137,895 for the same period in 2000.

Capital  Resources  and  Liquidity
----------------------------------

We had current assets at September 30, 2001 of $814,037 compared to $2,203,960 for the period ending December 31,2000. This decrease was due to reduction of cash and reduction in accounts receivable. Current liabilities were $2,680,069 for the period ended September 30, 2001 compared to $3,649,568 for the year ending December 31, 2000. This reduction was due to a reduction in accounts payable and reduction in advances from joint venture participants.

Operating Activities. Cash provided by operations were deficit of $98,809 for the nine months ended September 30, 2001 compared to a deficit of $5,531,229 for the same period in 2000. This was due to reduced expenditures of the drilling operations for the Sunrise well. The $389,169 decrease in advances from joint venture participants at September 30, 2001 is due to the expenditure of funds used for the drilling activity on the Sunrise Project and Project Ekho.

Financing Activities. Net cash provided by financing activities decreased $197,615 for the period ended September 30, 2001, over the same period in 2000 due to the reduced amount of sales of the Company's common stock in private transactions.




















PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

None

ITEM  2.     CHANGES  IN  SECURITIES
             -----------------------

During the quarter ended September 30, 2001, we issued 5,000 shares of our common stock to one ex-employee who exercised stock options in a private transaction pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, for aggregate consideration of $2,500. The shares sold/issued are restricted securities, which bear a legend restricting transfer of the shares unless registered or sold under an exemption from registration requirements under the Securities Act.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

(a)     Exhibits
None

(b)  Reports  on  Form  8-K:
           None

                                   SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRI-VALLEY  CORPORATION




      November  14,  2001          /s/  F.  Lynn  Blystone
                                  ------------------------
                                   F.  Lynn  Blystone
                                   President  and  Chief  Executive  Officer


      November  14,  2001          /s/  Thomas  J.  Cunningham
                                   ---------------------------
                                   Thomas  J.  Cunningham
                                   Secretary, Treasurer, Chief Financial Officer