Form 10QSB/A
period 2001-09-30
TRI VALLEY CORP
filed 2001-12-05
CIK 22551

As filed with the SEC on December 5, 2001.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB/A

Amendment No. 1 to Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001	Commission File No. 0-6119

Tri-Valley Corporation

(Exact name of registrant as specified in its charter)

Delaware	84-0617433
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

TRI-VALLEY CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2001	December 31, 2001
	(Unaudited)	(Audited)

Current Assets
Cash	$ 673,919	$ 1,373,570
Accounts receivable, trade	127,089	813,611
A/R Related Parties	1,000	4,750
Prepaid expenses	12,029	12,029

Total Current Assets	814,037	2,203,960

Property and Equipment, Net	1,932,107	1,306,689

Other Assets
Deposits	104,705	100,105
Note Receivable	125,000	125,000
Acquisition Costs	51,270	51,270
Investments in partnerships	29,059	29,059
Other	13,913	13,914
Well Database (net of accumulated
amortization of $50,062 at
September 30, 2001 and $44,788
at December 31,2000	58,588	63,862
Goodwill (net of accumulated
Amortization of $218,728 at
September 30, 2001 and $210,593
at December 31, 2000	215,125	223,260

Total Other Assets	597,660	606,470

Total Assets	$ 3,343,804	$ 4,117,119

The accompanying notes are an integral part of these

condensed financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY
	September 30, 2001	December 31, 2001
	(Unaudited)	(Audited)

CURRENT LIABILITIES
Notes and contracts payable	$ 10,554	$ 10,672
Trade accounts payable	165,743	581,017
Amounts payable to joint venture
participants	95,074	540,142
Advances from joint venture
Participants	2,408,698	2,517,737

Total Current Liabilities	2,680,069	3,649,568

Long-term Portion of Notes and
Contracts Payable	6,934	12,038

Commitments

Shareholders' Equity
Common stock, $.001 par value:
100,000,000 shares authorized;
19,689,748 and 19,554,748 issued
and outstanding at Sept. 30, 2001
and Dec. 31, 2000, respectively	19,689	19,555
Less: Common stock in treasury,
at cost, 163,925 shares	(21,913)	(21,913)
Capital in excess of par value	8,723,554	8,666,688
Accumulated deficit	(8,064,529)	(8,208,817)

Total Shareholders' Equity	656,801	455,513

Total Liabilities and
Shareholders' Equity	$ 3,343,804	$ 4,117,119



The accompanying notes are an integral part of these

condensed financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000

Revenues
Sale of Oil and Gas	$ 177,904	$ 231,055	$ 1,451,666	$ 570,139
Other Income	116,351	103,164	190,043	1,531,441
Interest Income	4,305	29,948	20,807	72,810
Total Revenues	298,560	364,167	1,662,516	2,174,390

Costs and Expenses
Oil and gas lease expenses	45,765	22,379	288,309	85,089
Mining exploration expenses	70,347	73,719	125,729	123,622
Project geology, geophysics,
land and administration	54,137	74,668	256,091	395,991
Cost of sale of asset	-0-	-0-	-0-	394,240
Depletion, depreciation
and amortization	16,102	19,860	45,834	59,582
Interest	690	4,783	3,446	12,581
General administrative	283,691	337,151	798,819	965,390
Total Costs and Expenses	470,732	532,560	1,518,228	2,036,495

Net Income (Loss)	$ (172,172)	$ (168,393)	$144,288	$137,895

Net Income (Loss) per Common Share	$ (.01)	$ (.01)	$ .01	$ .01

Weighted Average Number of Shares	19,689,748	19,548,081	19,689,748	19,548,081

The accompanying notes are an integral part of these

condensed financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)



	For the Nine Months
	Ended Sept. 30
<BTB>	2001	2000
Cash Flows from Operating Activities
Net loss/profit	$144,288	$137,895
Adjustments to reconcile net income
to net cash used from operating activities:
Depreciation, depletion and amortization	45,834	59,582
Changes in operating capital:
Amounts receivable	690,272	(123,039)
Deposits	(4,600)	(105)
Trade accounts payable	(420,496)	419,595
Amounts payable to joint venture
participants and related parties	(445,068)	105,589
Advances from joint venture
participants	(109,039)	(6,130,746)

Net Cash Used by Operating Activities	(98,809)	(5,531,229)

Cash Flows from Investing Activities
Capital expenditures	(652,738)	(206,330)

Cash Flows from Financing Activities
Principal payments on long-term debt	(5,104)	(6,589)
Proceeds from issuance of common stock	57,000	256,100
Net Cash Provided (used) by Financing Activities	51,896	249,511

Net Decrease in Cash and Cash Equivalents	(699,651)	(5,488,048)
Cash and Cash Equivalents at Beginning
Of Period	1,373,570	8,050,469

Cash and Cash Equivalents at
End of Period	$673,919	$2,562,421

Supplemental Information:

Cash paid for interest	$3,446	$12,581

Cash paid for taxes	$7,779	$6,678



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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This standard becomes effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Goodwill existing at September 30, 2001, will continue to be amortized through the end of fiscal 2001. Through the end of fiscal 2001, the company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test.

Item 2. Management's Discussion and Analysis of Financial Condition and Results

of Operations

Business Review

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

Petroleum Activities

For the nine months ended September 30, 2001, we have continued to evaluate the Ekho No. 1 with the assistance of a team of experts. We currently are in the process of finding interested parties to invest in the project to hopefully bring it into completed, producing status.

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

Three Months Ended Sept. 30, 2001 as compared with Three Months ended Sept. 30, 2000

In the quarter ended September 30, 2001, total revenue decreased $65,607 compared to the same quarter in the year 2000. This decrease was due to a reduction in natural gas sales in the period ending September 30, 2001. We had oil and gas sales of $231,055 in the third quarter of 2000 compared to $177,904 for the same period in 2001 a reduction of $53,151. Other income was $13,187 higher this period compared to the same period in 2000. Interest income was $25,643 less for this period versus the same period in 2000 because we had less funds on deposit in interest bearing accounts, awaiting expenditures on drilling and completion of wells.

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

We had a loss of $172,172 for the three months ended September 30, 2001, compared to a loss of $168,393 for the same period in 2000.

Nine Months Ended Sept. 30, 2001 as compared to September 30, 2000

We had total revenue of $1,662,516 for the nine months ended September 30, 2001 compared to revenue of $2,174,390 for the same period in 2000. Revenue for the period in 2000 included revenue from the sale of the Sunrise Prospect in 2000; we have not had a corresponding sale in 2001. For the nine months ended September 30, 2001, we had a 254% increase in oil and gas sales due to increased natural gas prices for the nine months ended September 30, 2001, compared to the same period in 2000. Other income was $1,341,398 less for the nine months ended September 30, 2001, compared to the same period last year. This decrease is due to revenue received in 2000 for the sale of a prospect. We have not sold any prospects in 2001. Interest income was down $52,003 for the current year to date nine months because we had less funds on deposit in interest bearing accounts, awaiting expenditures on drilling and completion of wells.

Costs and expenses were $1,518,228 in the period ending September 30, 2001 compared to $2,036,495 for the same period in 2000. Oil and gas lease expenses were up for the first nine months due to the Company doing re-works of several of its wells. Project geology, geophysics, land and administration were $139,900 less this year due to costs in 200 related to the Sunrise Project. Cost of sale of assets is $394,240 less this period compared to the same period in 2000 due to the sale of the Sunrise prospect in 2000. Interest expense is $9,135 less this period ending September 30, 2001, compared to the same period in 2000. General and Administrative costs were $166,571 less due to reduced legal expenses related to the lawsuit.

Net income, for the nine months ended September 30, 2001, is $144,288 compared to $137,895 for the same period in 2000.

Capital Resources and Liquidity

We had current assets at September 30, 2001, of $814,037 compared to $2,203,960 for the period ending December 31,2000. This decrease was due to reduction of cash and reduction in accounts receivable. Current liabilities were $2,680,069 for the period ended September 30, 2001, compared to $3,649,568 for the year ending December 31, 2000. This reduction was due to a reduction in accounts payable and reduction in advances from joint venture participants.

Operating Activities. Cash provided by operations were deficit of $98,809 for the nine months ended September 30, 2001 compared to a deficit of $5,531,229 for the same period in 2000. This was due to reduced expenditures of the drilling operations for the Sunrise well. The $389,169 decrease in advances from joint venture participants at September 30, 2001, is due to the expenditure of funds used for the drilling activity on the Sunrise Project and Project Ekho.

Financing Activities. Net cash provided by financing activities decreased $197,615 for the period ended September 30, 2001, over the same period in 2000 due to the reduced amount of sales of the Company's common stock in private transactions.

Investing Activities. For the nine months ended September 30, 20001 we spent $652,738 to lease oil and gas acreage for prospect generation and to enable the to put drilling programs together. We expect to recoup these amounts as the drilling prospects are sold.

PART II - OTHER INFORMATION

Item 2. Changes in Securities

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

TRI-VALLEY CORPORATION

December 5, 2001	F. Lynn Blystone
F. Lynn Blystone
President and Chief Executive Officer

December 5, 2001	Thomas J. Cunningham
Thomas J. Cunningham
Secretary, Treasurer, Chief Financial Officer