Form 10KSB/A
period 2000-12-31
TRI VALLEY CORP
filed 2001-12-14
CIK 22551

As filed with the SEC on December 14, 2001

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 3 TO

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000	Commission File No. 0-6119

TRI-VALLEY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-0617433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 Business Park South, Suite 200, Bakersfield, California 93309

(Address of Principal Executive Offices)

Registrant's Telephone Number Including Area Code: (661) 864-0500

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Exhibit Index appears on page 37.

TABLE OF CONTENTS
PART I
ITEM 1.	Business	1
	Competition	1
	Governmental Regulation	2
	Mechanical and Environmental Issues	2
	Employees	2
ITEM 2.	Properties	2
	Oil and Gas Operations	2
	Precious Metals	5
ITEM 3.	Legal Proceedings	5
ITEM 4.	Submission of Matters To A Vote Of Security Holders	6

PART II
ITEM 5.	Market Price Of The Registrant's Common Stock And Related Security Holder Matters	6
	Recent Sales of Unregistered Securities	7
ITEM 6.	Management's Discussion And Analysis Of Financial Condition	7
	Notice Regarding Forward-Looking Statements	7
	Overview	8
	Natural Gas Activities	8
	Petroleum Activities	9
	Precious Metals Activity	9
	Telecommunications	9
	Results of Operations	9
	Comparison of Years Ended December 31,2000 and 1999	9
	Balance Sheet	9
	Revenues	10
	Costs and Expenses	10
	Financial Condition	10
	Commitments	10
	Operating Activities	10
	Investing Activities	10
	Financing Activities	10
ITEM 7.	Financial Statements	12
	Notes to Consolidated Financial Statements	18

PART III
ITEM 9.	Directors and Executive Officers of the Registrant	32
ITEM 10.	Executive Compensation	34
	Employment Agreement with Our President	34
	Aggregated 2000 Option Exercises and Year-End Values	35
	Compensation of Directors	35
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management	36
ITEM 12.	Certain Relationships and Related Transactions	37
ITEM 13.	Exhibits, Lists, and Reports on Form 8-K	37
SIGNATURES		37

PART I

ITEM 1. Business

Tri-Valley Corporation, a Delaware corporation formed in 1986, is in the business of exploring, acquiring and developing prospective and producing petroleum and precious metals properties and interests therein. Tri-Valley has two wholly owned subsidiaries. Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities. TVOG derives the majority of its revenue from gas production. Tri-Valley Power Corporation is the other wholly owned subsidiary. However, this subsidiary is inactive at the present time. The precious metals activity is operated directly by Tri-Valley Corporation.

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

We sell substantially all of our oil and gas production to Phillips Petroleum Company. Other gatherers of oil and gas production operate within our area of operations in California, and we are confident that if Phillips ceased purchasing our production we could find another purchaser on similar terms with no adverse consequences to our income or operations.

Competition

The oil and gas industry is highly competitive in all its phases. Competition is particularly intense with respect to the acquisition of desirable producing properties, the acquisition of oil and gas prospects suitable for enhanced production efforts, and the hiring of experienced personnel. Our competitors in oil and gas acquisition, development, and production include the major oil companies in addition to numerous independent oil and gas companies, individual proprietors and drilling programs. Many of these competitors possess and employ financial and personnel resources substantially greater than those which are available to us and may be able to pay more for desirable producing properties and prospects and to define, evaluate, bid for, and purchase a greater number of producing properties and prospects than we can. Our financial or personnel resources to generate reserves in the future will be dependent on our ability to select and acquire suitable producing properties and prospects in competition with these companies.

Governmental Regulation

Domestic exploration for the production and sale of oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations affecting the oil and gas industry which often are difficult and costly to comply with and which carry substantial penalties for noncompliance. State statues and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Most states in which we will operate also have statutes and regulations governing conservation matters, including the unitization or pooling of properties and the establishment of maximum rates of production from wells. Many state statutes and regulations may limit the rate at which oil and gas could otherwise be produced from acquired properties. Some states have also enacted statutes proscribing ceiling prices for natural gas sold within their states. Our operations are also subject to numerous laws and regulations governing plugging and abandonment, the discharge of materials into the environment or otherwise relating to environmental protection. The heavy regulatory burden on the oil and gas industry increases its costs of doing business and consequently affects its profitability. We cannot be sure that a change in such laws, rules, regulations, or interpretations, will not harm our financial condition or operating results.

Mechanical and Environmental Issues

The Company's energy operations are subject to a number of regulations relating to environmental protection, as are all exploration and production companies. However, the Company believes it is in full compliance with all environmental related rules and regulations.

Industry operating risks include the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards, such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, we maintain insurance against these kinds of risks, but we cannot be sure that our level of insurance will cover all losses in the event of a drilling or production catastrophe. Insurance is not available for all operational risks, such as risks that we will drill a dry hole, fail in an attempt to complete a well or have problems maintaining production from existing wells.

Oil and gas activities can result in liability under federal, state, and local environmental regulations for activities involving, among other things, water pollution and hazardous waste transport, storage, and disposal. Such liability can attach not only to the operator of record of the well, but also to other parties that may be deemed to be current or prior operators or owners of the wells or the equipment involved.

Employees

The Company had a total of eight employees on December 4, 2001, seven of which work full time.

ITEM 2. Properties

The Company's headquarters and administrative offices are located at 230 South Montclair Street, Suite 101, Bakersfield, California 93309. The Company leases approximately 2,500 square feet of office space at that location. The principal properties of the Company consist of proven and unproven oil and gas properties, mining claims on unproven precious metals properties, maps and geologic records related to prospective oil and gas and unproven precious metal properties, office and other equipment. TVOG has a worldwide geologic library with data on every continent except Antarctica including over 700 leads and prospects in California, the Company's present area of emphasis. This is further supported by a database of over 20,000 line miles of 2-D seismic.

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

Precious Metals

The precious metals properties are located in interior Alaska. As of December 31, 2000, there are no proven precious metal reserves, but we are exploring these properties. They are comprised of 898 40-acre claims and 16 160-acre prospecting sites, of which 84 claims are leased from others, located solely on State open lands requiring annual assessment work, and an annual per claim fee. All fees are current.

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

ITEM 3. Legal Proceedings

Tri-Valley Oil and Gas Co. v. ABA Energy Corporation et al, No. C97-02561 (Superior Court of Contra Costa County, California).

During 2000, we settled one lawsuit between our subsidiary, Tri-Valley Oil and Gas Co., and a former consultant and a corporation controlled by him. In 1997, we filed an action in Contra Costa Superior Court against a former Tri-Valley Oil and Gas Co. officer, his company and Tri-Valley Oil and Gas Co.'s consulting geologist, seeking damages and imposition of a constructive trust regarding certain disputed oil and gas properties. The matter proceeded to trial in January 1999 and resulted in a judgement for defendants. Thereafter, defendants filed a motion for their attorney fees pursuant to California Civil Code. In December 1999, the Court issued an order awarding attorneys' fees to defendants. We appealed the order awarding attorney s' fees. In November 2000, we settled the matter and paid $600,000 to the defendants. The award is included in general and administrative expenses as reported in results of operations for the year ended December 31, 2000.

We were not party to any other material legal proceedings during 2000.

ITEM 4. Submission of Matters To A Vote Of Security Holders

On September 16, 2000, the Company held its annual meeting. The matters submitted to a vote of the security holders included the election of directors, restated Certificate of Incorporation, and the election by the Company to be governed by Section 203 of the Delaware General Corporation Laws. The shareholders also re-elected all of the five directors who were recommended by the board. They approved the restated Certificate of Incorporation and approved the proposal to be governed by Section 203 of the Delaware General Corporation Law.

One director who served during 2000, Clive Stockdale, declined to seek re-election at the 2000 shareholders' meeting. In deciding not to continue as director, Mr. Stockdale expressed no disagreements with Tri-Valley, its management or its directors on any of our operations, policies or practices. The directors, who nominated the slate of directors for re-election at the 2000 meeting, did not nominate a replacement for Mr. Stockdale for election at the 2000 shareholders' meeting. At the annual meeting of directors following the 2000 shareholders' meeting, the directors appointed C. Chase Hoffman to fill the vacant seat on the board.

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

PART II

ITEM 5. Market Price Of The Registrant's Common Stock And Related Security Holder Matters

Shares of Tri-Valley Corporation stock are traded over-the-counter on the Electronic Bulletin Board under the symbol "TRIL". The following table shows the high and low bid and asked prices of Tri-Valley stock for the quarterly periods indicated as reported by the OTC Stock Journal:

	Bid Prices		Asked Prices
	High	Low	High	Low
2000
First Quarter	$3.438	$1.44	$3.63	$1.43
Second Quarter	$4.125	$2.03	$4.53	$1.88
Third Quarter	$3.188	$1.75	$3.38	$1.72
Fourth Quarter	$1.938	$1.13	$2.06	$1.06

1999:
First Quarter	$ .470	$.34	$ .56	$ .34
Second Quarter	$1.063	$ .38	$1.12	$ .38
Third Quarter	$1.188	$ .72	$1.31	$ .63
Fourth Quarter	$1.969	$1.19	$2.16	$1.19

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

Recent Sales of Unregistered Securities

During 2000 we issued the following shares of common stock without registration under the Securities Act of 1933. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

  One director and one former employee exercised options to purchase 14,000 common shares at $0.50 each.
  Two individuals purchased 49,500 common shares at $1.25 per share and exercised warrants (from a private placement in 1999) to purchase 55,000 common shares at $1.50 per share.
  A third individual exercised warrants (from the 1999 private placement) to purchase 90,000 shares at $1.50 per share.
  We issued 40,000 shares to outside directors for services and 5,000 shares to our president, F. Lynn Blystone, according to the terms of his employment agreement The closing market price of our common stock on the date we awarded these shares (February 29, 2000) was $3.00.

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

We seek to fund and drill enough exploratory wells for commercial discoveries to make up for the cost of the inevitable dry holes that we can expect, in the exploration business. We believe our existing inventory and projects bear a high enough ratio of potentially successful to unsuccessful projects to deliver value to our drilling partners and our shareholders from successful wells, in excess of the total costs of all successful and unsuccessful projects. Our future results will depend on our success in finding new reserves and commercial production, and there can be no assurance what revenue we can ultimately expect from any new discoveries.

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

Our proved hydrocarbon reserves were valued using a standardized measure of discounted future net cash flows at $8,483,363 at December 31, 2000, an increase of $7,266,477 from December 31, 1999 after taking into account a 10% discount rate and also taking into consideration the effect of income tax. This was due primarily to the increase in gas prices. Estimates such as these are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company. This value does not appear on the balance sheet because accounting rules require discovered reserves to be carried on the balance sheet at the cost of obtaining them rather than the actual future net revenue from producing them.

Tri-Valley usually sells most of the working interest in its test wells on prospects to third parties. The sales price of the interest is intended to pay for all drilling and testing costs on the property. Tri-Valley retains a small "carried" ownership interest in the well and does not pay its proportionate share of drilling and testing costs for the well. Under these arrangements, we usually minimize the Company's cost to drill and also receive relatively little value from the reserves we discover. On the other hand, we occasionally incur extra expenses for drilling or development that we choose, in our discretion, not to pass on to other venture participants. This occurred in 2000, when we incurred dry hole expenses of $440,228 that we elected not to charge to our co-venturers.

Petroleum Activities

We began drilling the Ekho No. 1 on February 7, 2000. This is the first of three test wells in a program to test deep mapped structure approximately 26 miles long and four to five miles wide and north of Bakersfield, where Tri-Valley Oil and Gas (TVOG) is headquartered. The Ekho No. 1 reached total depth of 19,085 feet in only 80 drilling days. We hoped to drill into naturally fractured area of the target formation to achieve natural flow potential. The well did encounter oil that is 48.6 API gravity and 1,460 Btu gas with no hydrogen sulfide, carbon dioxide, nitrogen or water. Gravity is the determining factor in the value of oil, the higher the gravity the more valuable the oil. Generally oil gravity is 27 to 35 gravity. Btu (British thermal units) is the method used to determine the value of natural gas, the higher the btu the more valuable the gas. 1,460 btu gas is considered to be a very high value. H2S (hydrogen sulfide/poison gas), CO2 (carbon dioxide), nitrogen and water are contaminants, which increase operating costs and decrease the value of the gas. However, the borehole encountered "tight" sands or a formation of low permeability, which will require artificial fracturing to provide avenues for the oil and gas to flow at higher rates. The term "tight sands" refers to gas bearing sands that holds gas to tightly for conventional extraction to bring it to the surface economically without special stimulation.

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

Telecommunications

In May 1998, we loaned Third Mobile of Central New York, a partnership that owned wireless cable properties and licenses, $125,000, secured by partnership property. At the time, we were considering entering the telecommunications business with an investment in the Third Mobile's property. During 1998, the note receivable went into default. We filed an action against Third Mobile on June 23, 1999 in the New York Supreme Court, Onondaga County to foreclose on the Collateral. Subsequently, we learned that the Collateral was included as listed assets of Central New York Mobile Systems, L.C., whom had filed Chapter 11 bankruptcy in Sacramento, California. We pursued our claim in bankruptcy, for the loan amount plus our attorney fees and expenses. On November 30, 2001, the bankruptcy court approved a settlement in which we are to be paid $200,000 on our claim. We have decided not to pursue any further investment in the telecommunications business.

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

Revenues

Oil and gas income amounted to $1,045,013 for the year ended 2000 compared to $522,591 for the year ended 1999, a 199% increase. This $522,422 increase was mainly due to the increase in natural gas prices paid for our production in northern California during the last half of the year. Our oil and gas income includes sales of oil and gas, royalties, and partnership income. The decrease of $928,791 in sale of oil and gas prospects was because the prospect we sold in 2000 was smaller than the prospect sold in 1999.

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

Financial Condition

Commitments

We have no capital expenditure commitments for the next twelve months. Generally, our commitments arise from selling interests in our drilling prospects to third parties, which results in an obligation to drill and develop the prospect. If we are unable to sell sufficient interests in a prospect to fund its drilling and development, we must either amend our agreements to drill the prospect, locate a substitute prospect acceptable to the participants or refund the participants' funds. At December 31, 2000, we had drilling commitments resulting from the sale of prospects that amounted to approximately $750,000.

Delay rentals for oil and gas and gold leases amounting to $150,000 annually will be funded from current operating revenues.

Operating Activities

Tri-Valley had a negative cash flow from operations during 2000. This was due in large part to a one-time charge of $600,000 to settle a lawsuit between the Company and a former consultant, as described in Item 3, page 5. Also, the Company incurred a write-off of a well deemed to be non-commercial. The Company expects to have a positive cash flow in the fiscal year 2001 due to the increased natural gas prices.

Generally our financial commitments occur we sell an oil or gas drilling prospect we become obligated to drill the well with the funds provided by the investors. Our internal source of liquidity is derived from our prospect and oil and gas sales. External capital is generally through the sale of our restricted common stock in private transactions.

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

ITEM 7: FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION

INDEX

Page(s)

Report of Brown Armstrong Randall Reyes Paulden & McCown,
Independent Auditor's Report	13

Consolidated Balance Sheets at December 31, 2000 and 1999	14

Consolidated Statements of Operations for the Years Ended
December 31, 2000 and 1999	15

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2000 and 1999
16
Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000 and 1999	17

Notes to Consolidated Financial Statements	18

Supplemental Information about Oil and Gas Producing
Activities (Unaudited)	29

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

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS' EQUITY

				Capital in
		Treasury		Excess of	Accumulated	Treasury	Shareholder
	Shares	Shares	Par Value	Par Value	Deficit	Stock	Equity

Balance at
December 31, 1998	19,088,248	172,925	$ 19,088	$ 8,177,655	$(6,863,272)	$ (41,061)	$ 1,292,410

Issuance of common stock	199,500	-	199	171,307	-	-	171,506
Treasury shares acquired	-	(6,500)	(6)	-	-	(4,102)	(4,102)
Stock issuance costs	-	-	-	(4,500)	-	-	(4,500)
Net income	-	-	-	-	21,751	-	21,751

Balance at
December 31, 1999	19,132,823	179,425	19,281	8,344,462	(6,841,521)	(45,163)	1,477,059

Issuance of common stock	258,000	15,500	274	373,376	-	23,250	396,900
Stock issuance costs	-	-	-	(51,150)	-	-	(51,150)
Net income (loss)	-	-	-	-	(1,367,296)	-	(1,367,296)

Balance at
December 31, 2000	19,390,823	163,925	$ 19,555	$ 8,666,688	$(8,208,817)	$ (21,913)	$ 455,513

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31,	December 31,
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,367,296)	$ 21,751
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation, depletion, and amortization	64,433	80,946
(Gain) on sale of property	(154,760)	(77,434)
Non-employee stock compensation	88,650	-
Impairment, dry hole and other disposals of property
and equipment	-	164,529
Changes in operating capital:
(Increase) decrease in accounts receivable	(663,177)	152,389
Increase in prepaids	(10,000)	-
Increase in deposits and other assets	(1,375)	(28,992)
Increase (decrease) in trade accounts payable	189,915	(191,431)
Increase (decrease) in amounts payable to joint venture
participants and related parties	444,156	(154,390)

Net Cash Used by Operating Activities	(1,409,454)	(32,632)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	154,760	80,000
Capital expenditures	(293,489)	(105,713)
Investment in partnerships	(17,053)	(1,320)

Net Cash Used by Investing Activities	(155,782)	(27,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in advances from joint venture participants	(5,359,863)	7,742,568
Principal payments on long-term debt	(8,900)	(5,134)
Proceeds from issuance of common stock	274	192
Additional paid in capital	284,726	171,307
Purchase of treasury stock	-	(4,102)
Sale of treasury stock	23,250	-
Proceeds from loan	-	18,575
Stock issuance costs	(51,150)	(4,500)

Net Cash Provided (Used) by Financing Activities	(5,111,663)	7,918,906

Net Increase (Decrease) in Cash and Cash Equivalents	(6,676,899)	7,859,241

Cash at Beginning of Year	8,050,469	191,226

Cash at End of Year	$ 1,373,570	$ 8,050,469

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$ 19,730	$ 17,492

Income taxes paid	$ 15,756	$ 4,662

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

Sale of Oil and Gas Prospects

The Company sells the rights to unproven oil and gas prospects to the joint ventures created for drilling and exploration activities. These amounts represent the Company's costs of leasing and acquiring the prospects, and other geological and geophysical costs (hereafter referred to as "GGLA") plus a profit to the Company. The Company recognizes gain on the sale of prospect GGLA at the point when the joint venture is fully funded, as the portion of the project cost attributed to GGLA is nonrefundable upon completion of project funding.

Oil and Gas Property and Equipment (Successful Efforts)

The Company accounts for its oil and gas exploration and development costs on the successful efforts method. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and complete exploratory wells that find proved reserves and to drill and complete development wells are capitalized. Exploratory dry-hole costs, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed when incurred, except those GGLA expenditures incurred on behalf of joint venture drilling projects, which the Company defers until the GGLA is sold at the completion of project funding. Expenditures incurred in drilling exploratory wells are accumulated as work in process until the Company determines whether the well has encountered commercial oil and gas reserves. If the well has encountered commercial reserves, the accumulated cost is transferred to oil and gas properties; otherwise, the accumulated cost, net of salvage value, is charged to dry hole expense. If the well has encountered commercial reserves but cannot be classified as proved within one year after discovery, then the well is considered to be impaired, and the capitalized costs (net of any salvage value) of drilling the well are charged to expense. In 1999 and 2000 there was no impairment of exploratory well costs. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method based upon estimated proved developed reserves.

The Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The provisions of SFAS 121 are applicable to proved properties and our costs of wells and related equipment. Periodically, if there is a large decrease in oil and gas reserves or production on a property, or if a dry hole is drilled on or near one of its properties the Company will review the properties for impairment. SFAS 121 also established guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. If the carrying amount exceeds the undiscounted future net revenues, an impairment is recognized equal to the difference between the

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying value and the discounted estimated future net revenues of that property, which closely reflects fair market value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows. In the case of the Company, this results in a field by field impairment review.

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense. In addition, we assess the capitalized costs of unproved properties periodically to determine whether their value has been impaired below the capitalized costs. We recognize a loss to the extent that such impairment is indicated. In making these assessments, we consider factors such as exploratory drilling results, future drilling plans, and lease expiration terms. When an entire interest in an unproved property is sold, gain or loss is recognized, taking into consideration any recorded impairment. When a partial interest in an unproved property is sold, the amount is treated as a reduction of the cost of the interest retained. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of operations under leases sold, relinquished and impaired.

Gold Mineral Property

The Company has invested in several gold mineral properties with exploration potential. All mineral claim acquisition costs and exploration expenditures are charged to expense as incurred. We capitalized acquisition and exploration costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer).

Well Database

Well database consists of purchased and licensed geological data and 2D California seismic information performed by independent geophysical and geological companies. The data is used by the Company to enhance or evaluate proposed developments of unproved fields, and is used to develop prospects for joint venture projects. The Company markets and sells prospect information to exploratory joint venture drilling projects. The Company develops these prospects as a result of utilizing the seismic data contained in these databases. The Company has recognized profit of approximately $580,000 as a result of selling the Ekho and Sunrise prospects in the past 24 months, which were developed directly from the seismic databases. These costs are capitalized as unproved properties and amortized over various periods ranging from 3 to 40 years, which is the estimated useful life of the information.

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

Revenue Recognition

Crude oil and natural gas revenues are recognized as production takes place and the sale is completed and the risk of loss transfers to a third party purchaser.

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

Treasury Stock

The Company records acquisition of its capital stock for treasury at cost. Differences between proceeds for reissuance of treasury stock and average cost are charged to retained earnings or credited thereto to the extent of prior charges and thereafter to capital in excess of par value. Shares held in Treasury at December 31, 2000 and 1999 totaled 163,925 and 179,425 shares, respectively.

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

Note payable to National Bank of Alaska dated August 27, 1992; maturity date May 1, 2001; secured by property; payable in monthly installments of $539 including interest. Interest rate at 12.00%, December 31, 2000, and December 31, 1999.

	$ 2,706	$ 8,460

Note payable to Imperial Premium Finance, Inc., dated June 9, 1997; maturity date May 19, 2001; secured by contractual policy; interest at 12.00%; payable in monthly installments of $680 including interest.	4,574	4,574

Note payable to Union Bank, dated January 15, 2000; maturity date December 15, 2001; secured by a vehicle; interest at 8.5%; payable in 60 monthly installments of $380.	15,430	18,575

	22,710	31,609
Less current portion	10,672	10,554

Long-Term Portion of Notes Payable	$ 12,038	$ 21,055

Maturities of long-term debt for the years subsequent to December 31, 2000 are as follows:
Year Ended
December 31,
2001	$ 10,672
2002	3,691
2003	4,017
2004	4,330

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

The fair value of each option grant is estimated on the date of granting using the Black-Scholes American option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: Expected life of 7 and 8 years for 2000 and 1999, respectively, no expected dividends, expected volatility of 89.28 and 89.97 percent for 2000 and 84.02 and 82.05 for 1999 and risk-free interest rates of 5.25 and 7.25 percent, respectively.

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

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

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

Partnerships

Tri-Valley is a general partner and operator of the Tri-Valley Oil & Gas Exploration Programs 1971-1 and Martins-Severin Partnerships. The Company accounts for its interests in these partnerships on the equity method. Income derived from these activities follows:

	December 31, 2000	December 31, 1999

Partnership income, net of expenses	$ 140,833	$ 73,463

Issuance of Stock

The Company accounts for stock issued to non-employees in accordance with SFAS No. 123, which requires entities to recognize as expense over the service period the fair value of all stock-based awards on the date of grant and EITF 96-18, "Accounting for Equity Investments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services," which addresses the measurement date for such transactions.

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

NOTE 5 - INCOME TAXES (Continued)

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

Natural Gas Contracts

The Company sells its gas under three separate fixed price gas contracts. Each of the contracts is effective for a twelve month period and are renegotiated annually. During 1999 and 2000, the Company sold all of its produced gas under these agreements. The terms of the agreements are identical among the contracts. During 2000, the terms of the agreements were as follows: Sixty percent of the produced gas was purchased at a fixed price of $2.35, the remaining forty percent was purchased at the monthly spot price, which is the California Border price. During 1999, the terms of the agreement were as follows: Sixty percent of the produced gas was purchased at a fixed price of $2.15, the remaining forty percent was purchased at the monthly spot price.

Joint Venture Advances

As discussed in Note 1, the Company receives advances from joint venture participants which represent funds raised to drill exploratory wells. The Company receives a carried working interest if the well is successfully completed and produced. The Company acts as both the fiduciary agent and Operator during the period required to drill and equip the well, and as Operator while the well is produced. The Company is obligated to use these funds for expenditures of the joint venture prospect. The joint venture agreements specify that the Company must drill the subject well or substitute another prospect. Some agreements require that the interest earned on joint venture advances be credited to the project account. Expenditures of the projects are charged directly against the obligation.

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

The balance of the joint venture advance represents the sum of amounts contributed for drilling prospects, net of expenditures for the projects. Residual project balances are held until the Company makes a final determination concerning any remedial obligations of the joint venturers. The balance at June 30, 2000 consists primarily of the following projects:

Ekho

The Ekho project is a three-well project which commenced February 7, 2000 with the first well. The first well has been drilled to its target depth of just over 19,000 feet. The original majority joint interest partners were unable to fulfill their obligations to continue to fund well completion activities, and have forfeited their interests in the project. The Company is currently seeking substitute partners in order to raise funds to fracture and complete the well. Ekho joint venture project status at December 31, 2000, which is included in the joint venture advance, is as follows:

Total Ekho joint venture contributions $9,124,728

Total Ekho joint venture expenditures ($8,486,715)

Interest credited to the joint account $ 172,159

Sunrise

The Sunrise project is a potential 40 - well project which commenced December 2000. The initial well was completed January 2001. Testing is continuing. The next phase is a planned 4-well delineation package, in which the Company will be carried. The summary of Sunrise

Total Sunrise joint venture contributions	$1,908,040
Total Sunrise joint venture expenditures	($1,266,615)

Sonata

The Sonata project is a four-well project which commenced capital formation in late 2000. No drilling had commenced as of December 31, 2000. At December 31, 2000, joint venture advances for this project totaled $800,000.

Leases

In 2000, the Company leased its office space on a month to month basis.

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

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission ("SEC"). Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company. Management's investment and operating decisions are based upon reserve estimates that include proved reserves as well as probable reserves, and upon different price and cost assumptions from those used here.

It should be recognized that applying current costs and prices and a 10 percent standard discount rate does not convey fair market value. The discounted amounts arrived at are only one measure of the value of proved reserves.

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

PART III

ITEM 9. Directors and Executive Officers of the Registrant

All directors of the Company serve one year terms from the time of their election to the time their successor is elected and qualified. The following information is furnished with respect to each director and executive officer:
		Year First
		Became Director or	Position With
Name of Director	Age	Executive Officer	Company

F. Lynn Blystone	65	1974	President, CEO, Director, TVC
			CEO and Director, TVOG
			President, CEO, Director, TVPC

Dennis P. Lockhart(1)	54	1982	Director

Milton J. Carlson(1)	70	1985	Director

Earl H. Biestline	84	1992	Director

Loren J. Miller(1)	56	1992	Director

C. Chase Hoffman	78	2000	Director

Thomas J. Cunningham	58	1997	Treasurer, Chief Financial Officer and
			Secretary, TVC, TVOG, and TVPC

Joseph R. Kandle	58	1999	President, TVOG

(1)- Member of Audit Committee
F. Lynn Blystone - 65	President and Chief Executive Officer of Tri-Valley Corporation and Tri-Valley Power Corporation, and CEO of Tri-Valley Oil & Gas Company, which are two wholly owned subsidiaries of Tri-Valley Corporation, Bakersfield, California	1974

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

Dennis P. Lockhart - 54	Director	1982

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

32
Milton J. Carlson - 70	Director	1985

Since 1989, Mr. Carlson has been a principal in Earthsong Corporation which, in part, consults on environmental matters and performs environmental audits for government agencies and public and private concerns. Until its merger with another firm, Mr. Carlson formerly was vice president and corporate secretary of Union Sugar Company, a $100 million unit of Sara Lee Corporation. He was involved in representing industrial end users of energy tthrough the California Manufacturers Association as the former chairman of the CMA steering committee of the standing energy and environmental committees. Mr. Carlson was also the energy and environmental representative with Sara Lee energy advisory group and monitored related matters before the California Public Utilities Commission and Energy Commission as well as serving as the legislative representative in Sacramento and Washington, D.C. Mr. Carlson attended the University of Colorado at Boulder and the University of Denver.

Loren J. Miller, CPA - 56	Director	1992

Mr. Miller has served in a treasury and chief financial officer capacity at the Jankovich Company for 7 years. Prior to that he served as Vice president successively of Hershey Oil Corporation and Mock Resources, Inc. Prior to that he was vice president and general manager of Tosco Production Finance Corporation and formerly a senior auditor with Touche Ross & Co. He is experienced in exploration, production, product trading, refining and distribution as well as corporate finance. He holds a B.S. in accounting and a M.B.A. in finance from the University of Southern California.

Earl H. Beistline, LLD. - 84	Director	1992

For the past 5 years, Dr. Beistline has been a miner and a mining consultant. Dr. Beistline is a past chairman of the Alaska State Minerals Commission and Dean Emeritus of the School of Mineral Industry of the University of Alaska. Born in Juneau, he has achieved a special position in Alaska during its transition from territorial status into statehood. He has numerous honors from local, state and federal governments, academia, professional and civic organizations and the mineral industry. An active miner in the Central-Circle Mining District, Dr. Beistline also serves as a director of one of the state's primary companies, Usibelli Coal Mines, Inc. He holds a Bachelor of Mining Engineering, Engineer of Mines and Honorary Doctor of Law degree from the University of Alaska.

C. Chase Hoffman - 78	Director	2000

For the past five years, Mr. Hoffman has owned and operated a milk cow dairy and farmed 4,000 acres of land. He has also been building and developing a $10 million dollar commercial property. He was a Senior Vice President and General Manager for Knudsen for the State of California. He has been a land and housing developer in California and Hawaii. Mr. Hoffman also sits as a director for these other companies, Seine River Resources, Vancouver, British Columbia, with California gold operations and Guatemala oil properties, and Power House Corporation, a British Columbia, Canada, hydroelectric project.

Thomas J. Cunningham - 58	Secretary, Treasurer and Chief Financial Officer of Tri-Valley Corporation, and its wholly owned subsidiaries, Tri-Valley Oil & Gas Company and Tri-Valley Power Corporation, Bakersfield, California	1997

Named as Tri-Valley Corporation's Treasurer and Chief Financial Officer in February 1997, and as Corporate Secretary on December 21, 1998. For the previous 8 years, Mr. Cunningham was a Management Consultant in finance, marketing and human resource matters including employee benefit planning. He has over 25 years experience in corporate finance, Securities and Exchange Commission public company reporting, shareholder relations, and employee benefits. In his career he served as Staff Accountant for Forest Oil, Supervisor for Tesoro Petroleum, Controller for Tucker Drilling, Inc., and as Executive Vice President, Chief Financial Officer and Director for Star Resources, Inc. He received his education in accounting and business administration from Angelo State University, Texas.

33

Joseph R. Kandle - 58	President and Chief Operating Officer Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	1998

Mr. Kandle was named as President of Tri-Valley Oil & Gas Co. February 1, 1999 after having joined Tri-Valley Oil & Gas on June 1, 1998, as Vice President - Engineering. For the 3 years prior, Mr. Kandle was employed by R&R Resources as a petroleum engineer. Mr. Kandle is a 1965 graduate of the Montana school of mines with a B.S. degree in Petroleum Engineering. Mr. Kandle has 34 years of experience in drilling, production, and operations starting with Mobil in 1965 where he specialized in deep drilling. After Mobil, he has held positions of V.P. & Chief Engineer of Great Basins Petroleum, V.P. - Engineering with Star Resources and V.P.- Engineering with Atlantic Oil Company.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and must furnish the Company with copies of all such reports they file. Based solely on the information furnished to the Company, we believe that no person failed to file required Section 16(a) reports on a timely basis during or in respect of 2000.

ITEM 10. Executive Compensation

The following table summarizes the compensation of the chairman of the board and the president of the Company and its subsidiaries, F. Lynn Blystone (the "Named Officer"), for the fiscal year ended December 31, 2000, 1999, and 1998.

Long Term
Compensation
		Annual Compensation		Awards
(a)	(b)	( c )	(d)	(e)
			Other	Securities
Name	Period Covered	Salary	Compensation	Underlying Options

F. Lynn	FYE 12/31/00	$105,720 (1)
Blystone, CEO	FYE 12/31/99	$ 97,712
	FYE 12/31/98	$ 84,000 (2)

(1) Includes value of 5,000 common shares issued on April 3, 2000, pursuant to Mr. Blystone's employment contract, with a fair market value of $9,850 ($1.97 per share).

(2) In addition to the $84,000 salary compensation that Mr. Blystone received in 1998, he received $72,000 for payment of salary that was deferred from 1996, when he took a reduced salary.

Employment Agreement with Our President

We have an employment agreement with F. Lynn Blystone, our President and Chief Executive Officer, which ends in August 2002, and is automatically renewable for three one-year periods after 2002, unless we terminate the agreement by giving Blystone 90 days written notice. The base salary amount is $90,000 per year plus 5,000 shares of our common stock at the end of each year of service. Mr. Blystone is also entitled to a bonus (not to exceed $25,000) equal to 10% of net operating cash flow before taxes, including interest income and excluding debt service. Mr. Blystone is also entitled to a bonus of 4% of the company's annual net after-tax income. The total of the bonuses from cash flow and net income may not exceed $50,000 per year.

The employment agreement also provides a severance payment to Mr. Blystone if he is terminated within 12 months after a sale of control of Tri-Valley. The severance payment equals $150,000. In additon, Mr. Blystone is entitled to a bonus equal to to 10% of net operating cash flow before taxes, including interest income and excluding debt service, plus 4% of the company's annual net after-tax income, up to a maximum of $50,000 (with the maximum amount pro-rated over the period for which the payment is made). For purposes of the severance provision, a sale of control is deemed to be the sale of ownership of 30% of the outstanding stock of Tri-Valley or the acquisition by one person of enough stock to appoint a majority of the board of directors of the company.

We carry key man life insurance of $500,000 on Mr. Blystone's life.

Aggregated 2000 Option Exercises and Year-End Values

The following table summarizes the number and value of all unexercised stock options held by the Named Officer and the Directors at the end of 2000.

( a )	(b)	(c)	(d)	(e)
			Number of Securities	Value of Unexercised In-
			Underlying Unexercised	The-Money Options/SARs
			Options/SARs at FY-End (#)	at FY-End ($)*
Shares Acquired
Name	On Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

F. Lynn Blystone	3,000	$4,685	595,000/0	$356,625/0

*Based on a fair market value of $1.47 per share, which was the closing bid price of the Company's Common Stock in the NASD National Market System on December 31, 2000.

Compensation of Directors

The Company compensates non-employee directors for their service on the board of directors. On April 3, 2000, four non-employee directors were each issued 10,000 shares of common stock valued at fair market value of $1.97 per share. These shares were awarded for service in 1999, during which time Mr. Hoffman was not a director.

On September 16, 2000, each non-employee director received 50,000 stock options with an exercise price of $2.43 per share. On November 10, 2000, each non-employee director received 100,000 stock options with an exercise price of $1.22 per share. All of these options expire on August 22, 2008.

The following table sets forth information regarding the cash compensation paid to outside directors in 2000.

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

ITEM 12. Certain Relationships and Related Transactions

None.

ITEM 13. Exhibits, Lists, and Reports on Form 8-K
  Exhibits.
Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of the Company's Form 10-KSB for the year ended December 31, 1999, file number 0-6119
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company's Form 10-KSB for the year ended December 31, 1999, file number 0-6119
10.1 *	Employment Agreement with F. Lynn Blystone
21.1 *	Subsidiaries of the Registrant

  * Filed herewith

  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 13, 2001	By: __ F. Lynn Blystone ________
F. Lynn Blystone
President, Chief Executive Officer and Director

Date: December 13, 2001	By: __ Thomas J. Cunningham ___
Thomas J. Cunningham
Secretary, Treasurer, and Chief Financial Officer