Form 10QSB/A
period 2001-03-31
TRI VALLEY CORP
filed 2001-12-14
CIK 22551

As filed with the SEC on December 14, 2001

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

TRI-VALLEY CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2001	Dec. 31, 2000
	(Unaudited)	(Audited)
Current Assets
Cash	$ 995,718	$1,373,570
Accounts receivable, trade	623,653	813,611
A/R Related Parties	3,776	4,750
Prepaid expenses	12,029	12,029

Total Current Assets	1,635,176	2,203,960

Property and Equipment, Net	1,433,491	1,306,689

Other Assets
Deposits	100,105	100,105
Note Receivable	125,000	125,000
Acquisition Costs	51,270	51,270
Investments in partnerships	29,059	29,059
Other	13,914	13,914
Well Database (net of accumulated amortization of $46,546 at March 31, 2001 and $44,788 at December 31, 2000	62,104	63,862
Goodwill (net of accumulated amortization of $213,305 at March 31, 2001 and $210,593 at December 31, 2000	220,548	223,260

Total Other Assets	602,000	606,470

Total Assets	$3,670,667	$4,117,119

The accompanying notes are an integral part of these condensed financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2001	Dec. 31, 2000

CURRENT LIABILITIES
Notes and contracts payable	$ 10,554	$ 10,672
Trade accounts payable	202,548	581,017
Amounts payable to joint venture participants	504,677	540,142
Advances from joint venture participants	2,185,830	2,517,737

Total Current Liabilities	2,903,609	3,649,568

Long-term Portion of Notes and Contracts Payable	9,790	12,038

Commitments
Shareholders' Equity
Common stock, $.001 par value: 50,000,000 shares authorized; 19,664,748 and 19,554,748 issued and outstanding at March 31, 2001 and Dec. 31, 2000, respectively	19,655	19,555
Less: Common stock in treasury, at cost, 163,925 shares	(21,913)	(21,913)
Capital in excess of par value	8,716,089	8,666,688
Accumulated deficit	(7,956,563)	(8,208,817)

Total Shareholders' Equity	757,268	455,513

Total Liabilities and Shareholders' Equity	$ 3,670,667	$ 4,117,119

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31,
	2001	2000
Revenues
Sale of oil and gas	$ 729,114	$ 134,180
Other income	9,436	356,545
Interest income	11,260	15,331

Total Revenues	749,810	506,056

Cost and Expenses
Oil and gas lease expense	95,626	23,801
Mining exploration expense	33,796	35,424
Ekho geology, geophysics, Land & administration	16,138	14,173
Sunrise geology, geophysics, Land & administration	81,833	111,470
Depletion, depreciation and amortization	16,101	19,861
Interest	2,321	2,669
General and administrative	251,741	281,249

Total Cost and Expenses	497,556	488,647

Net Income	$ 252,254	$ 17,409

Net Income per Common Share	$.01	$ .00

Weighted Average Number of Shares	19,661,081	19,335,915

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2001	2000
Cash Flows from Operating Activities
Net income	$ 252,254	$ 17,409
Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	16,101	19,861
Changes in operating capital:
Amounts receivable	190,932	(24,043)
Deposits	-0-	(105)
Trade accounts payable	(378,587)	665,791
Amounts payable to joint venture participants and related parties	(35,465)	35,071
Advances from joint venture participants	(331,907)	(1,599,224)

Net Cash Used by Operating Activities	(286,672)	(885,240)

Cash Flows from Investing Activities
Capital expenditures	(138,433)	(40,806)

Cash Flows from Financing Activities
Principal payments on long-term debt	(2,248)	(2,168)
Proceeds from issuance of common stock	49,501	82,960

Net Cash Provided by Financing Activities	47,253	80,792

Net Increase in Cash and Cash Equivalents	(377,852)	(845,254)

Cash and Cash Equivalents at Beginning Of Period	1,373,570	8,050,469

Cash and Cash Equivalents at End of Period	$ 995,718	$7,205,215

Supplemental Information:

Cash paid for interest	$2,321	$2,669
Cash paid for taxes	$ -0-	$5,958

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

NOTE 3 - NEW PRONOUNCEMENTS

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. Tri-Valley will adopt the provisions of Statement No. 143 effective September 1, 2002. Management has not determined the impact of adopting Statement No. 143.

In August 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement retains the fundamental provisions of Statement No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and measurement of long-lived assets to be disposed of by sale. This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with early application encouraged. Management has not determined the method, timing or impact of adopting Statement No. 144.

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

Three Months Ended March 31, 2001 as compared with Three Months ended March 31, 2000

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

Financing Activities. For the three months ended March 31, 2001, we received $49,501 (net of selling expenses) from selling its common stock in private transactions.

Investing Activities. For the three months ended March 31, 20001 we spent $138, 433 to lease oil and gas acreage for prospect generation and to enable the to put drilling programs together. We expect to recoup these amounts as the drilling prospects are sold.

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

TRI-VALLEY CORPORATION
December 13, 2001	F. Lynn Blystone
F. Lynn Blystone
President and Chief Executive Officer

December 13, 2001	Thomas J. Cunningham
Thomas J. Cunningham
Secretary, Treasurer, Chief Financial Officer