Form 10QSB/A
period 2001-03-31
TRI VALLEY CORP
filed 2001-12-14
CIK 22551

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

TRI-VALLEY CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2001	Dec. 31, 2000
	(Unaudited)	(Audited)
Current Assets
Cash	$ 792,501	$1,373,570
Accounts receivable, trade	424,738	813,611
A/R Related Parties	1,976	4,750
Prepaid expenses	12,029	12,029

Total Current Assets	1,231,244	2,203,960

Property and Equipment, Net	1,545,341	1,306,689

Other Assets
Deposits	100,105	100,105
Note Receivable	125,000	125,000
Acquisition Costs	51,270	51,270
Investments in partnerships	29,059	29,059
Other	13,914	13,914
Well Database (net of accumulated amortization of $48,304 at June 30, 2001 and $44,788 at December 31, 2000	60,346	63,862
Goodwill (net of accumulated amortization of $216,016 at June 30, 2001 and $210,593 at December 31, 2000	217,837	223,260

Total Other Assets	597,531	606,470

Total Assets	$3,374,116	$4,117,119

The accompanying notes are an integral part of these condensed financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2001	Dec. 31, 2000

CURRENT LIABILITIES
Notes and contracts payable	$ 10,554	$ 10,672
Trade accounts payable	121,301	581,017
Amounts payable to joint venture participants	273,175	540,142
Advances from joint venture participants	2,134,824	2,517,737

Total Current Liabilities	2,539,854	3,649,568

Long-term Portion of Notes and Contracts Payable	7,790	12,038

Commitments
Shareholders' Equity
Common stock, $.001 par value: 50,000,000 shares authorized; 19,684,748 and 19,554,748 issued and outstanding at June 30, 2001 and Dec. 31, 2000, respectively	19,664	19,555
Less: Common stock in treasury, at cost, 163,925 shares	(21,913)	(21,913)
Capital in excess of par value	8,721,079	8,666,688
Accumulated deficit	(7,892,358)	(8,208,817)

Total Shareholders' Equity	826,472	455,513

Total Liabilities and Shareholders' Equity	$3,374,116	$4,117,119

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For Three Months		For Six Months
	Ended June 30,		Ended June 30,

	2001	2000	2001	2000
Revenues
Sale of oil and gas	$544,648	$204,904	$1,273,762	$339,084
Other income	64,256	1,071,732	73,692	1,428,277
Interest income	5,242	27,531	16,502	42,862

Total Revenues	614,146	1,304,167	1,363,956	1,810,223

Cost and Expenses
Oil and gas lease expense	146,918	38,909	242,544	62,710
Mining exploration expense	21,586	14,479	55,382	49,903
Project geology, geophysics, Land & administration	103,983	195,680	201,954	321,323
Cost of Sale of Asset	-0-	394,240	-0-	394,240
Depletion, depreciation and amortization	13,631	19,861	29,732	39,722
Interest	435	5,129	2,756	7,798
General and administrative	263,387	346,990	515,128	628,239

Total Cost and Expenses	549,940	1,015,288	1,047,496	1,503,935

Net Income	$ 64,206	$ 288,879	$ 316,460	$ 306,288

Net Income (Loss) per Common Share	$.00	$.01	$.02	$.02

Weighted Average Number of Shares	19,661,081	19,335,915	19,661,081	19,335,915

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2001	2000
Cash Flows from Operating Activities
Net income	$ 316,460	$ 306,288
Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	29,732	39,722
Changes in operating capital:
Amounts receivable	391,647	(60,210)
Deposits	-0-	(105)
Trade accounts payable	(459,834)	960,830
Amounts payable to joint venture participants and related parties	(266,967)	53,848
Advances from joint venture participants	(382,913)	(6,529,061)

Net Cash Used by Operating Activities	(371,875)	(5,228,583)

Cash Flows from Investing Activities
Capital expenditures	(259,446)	(135,640)

Cash Flows from Financing Activities
Principal payments on long-term debt	(4,248)	(4,361)
Proceeds from issuance of common stock	54,500	250,600

Net Cash Provided by Financing Activities	50,252	246,239

Net Increase in Cash and Cash Equivalents	(581,069)	(5,117,984)

Cash and Cash Equivalents at Beginning Of Period	1,373,570	8,050,469

Cash and Cash Equivalents at End of Period	$ 792,501	$ 2,932,485

Supplemental Information:

Cash paid for interest	$2,756	$7,798
Cash paid for taxes	$7,779	$6,678

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

Petroleum Activities

We are continuing our research and additional in-depth testing program at the Ekho No. 1. We are consulting with a team of worldwide industry experts and are pleased with the initial results. Efforts are continuing in this project to complete the well as a producer.

Discussions continue with various parties - oil & gas industry companies, power companies, accredited investor/groups - to join in developing our Sunrise Natural Gas Project near Delano, California.

Additionally, we are awaiting our drill permit for our Sonata gas prospect, which is west of the Sunrise project Area.

Natural gas prices began the year at historic highs but have more recently fallen. We sold gas for as much as $14.64 per million British Thermal Units early in the year, but in the second quarter we also sold for a low as $9.44. We believe that natural gas prices will continue to be volatile (especially in California) for the remainder of 2001 and possible for years. We cannot be sure we will be able to obtain the same price for our production in the second half of 2001 as we did during the first half.

Precious Metals

Normally our activity, by Russian scientists from TsNIGRI, the Russian Mineral Institute in Moscow, on our Alaska gold mining claims begins in late May or early June, depending on the weather. It is very difficult if not impossible for us to perform our work when the ground is frozen. However, this year was different, the Russian scientists were contracted by Tri-Valley Corporation to a third party for most of the months of June and

July to evaluate large areas of Alaska for platinum and palladium. They began this years' activity for Tri-Valley the first of July. Our efforts continue to obtain sufficient data to enable a joint venture with a major mining company similar to the Placer Dome arrangement, which had been operating for the previous two years and ended at the end of 2000.

Three Months Ended June 30, 2001 as compared with Three Months ended June 30, 2000

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

Investing Activities. For the six months ended June 30, 20001 the Company spent $259,446 to lease oil and gas acreage for prospect generation and to enable the to put drilling programs together. The Company expects to recoup these amounts as the drilling prospects are sold.

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

On April 20, 2001, we granted Swartz Private Equity, LLC, warrants to purchase 500,000 shares of our common stock at an initial exercise price of $2.42 per share, the closing price of our stock on August 20, 2001. The warrants were granted as partial consideration for an investment agreement between Tri-Valley and Swartz in which Swartz agreed to purchase up to 8 million shares of our common stock at varying prices, up to a maximum investment of $15 million. In October 2001, we filed a registration statement with the Securities and Exchange Commission to register for resale to the public the warrants and the shares to be sold to Swartz.

The warrants expire five years after the date of the agreement. The warrants became exercisable on the following schedule:

  166,666 became exercisable in August 2001.
  333,334 became exercisable on the date of our Investment Agreement with Swartz.

The exercise price of the warrants may be adjusted downward if we issue any common stock, warrants or options to a third party at a price less than the exercise price then in effect, except for (x) issuances of up to 50,000 shares in connection with project financing for oil, gas or mineral development or (y) issuances under our 1998 employee stock option plan. The warrants also contain anti-dilution provisions providing for adjustment of the exercise price and/or the number of shares of common stock issuable upon exercise of the warrants in the event of any recapitalization, reorganization, reclassification, stock dividend, stock split, stock combination, merger or similar transaction.

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