Form 10QSB/A
period 2001-03-31
TRI VALLEY CORP
filed 2001-12-14
CIK 22551

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

The accompanying notes are an integral part of these

condensed financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended Sept. 30,

	2001	2000
Cash Flows from Operating Activities
Net loss/profit	$144,288	$137,895
Adjustments to reconcile net income
to net cash used from operating activities:
Depreciation, depletion and amortization	45,834	59,582
Changes in operating capital:
Amounts receivable	690,272	(123,039)
Deposits	(4,600)	(105)
Trade accounts payable	(420,496)	419,595
Amounts payable to joint venture
participants and related parties	(445,068)	105,589
Advances from joint venture
participants	(109,039)	(6,130,746)

Net Cash Used by Operating Activities	(98,809)	(5,531,229)

Cash Flows from Investing Activities
Capital expenditures	(652,738)	(206,330)

Cash Flows from Financing Activities
Principal payments on long-term debt	(5,104)	(6,589)
Proceeds from issuance of common stock	57,000	256,100
Net Cash Provided (used) by Financing Activities	51,896	249,511

Net Decrease in Cash and Cash Equivalents	(699,651)	(5,488,048)
Cash and Cash Equivalents at Beginning
Of Period	1,373,570	8,050,469

Cash and Cash Equivalents at
End of Period	$673,919	$2,562,421

Supplemental Information:

Cash paid for interest	$ 3,446	$12,581

Cash paid for taxes	$7,779	$6,678

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

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets." This standard becomes effective for fiscal years beginning after December 15, 2001. Beginning in the first quarter of fiscal 2002, goodwill will no longer be amortized but will be subject to annual impairment tests. All other intangible assets will continue to be amortized over their estimated useful lives. Goodwill existing at September 30, 2001 will continue to be amortized through the end of fiscal 2001. Through the end of fiscal 2001, the company will test goodwill for impairment using the current method, which uses an undiscounted cash flow test.

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

December 13, 2001	TRI-VALLEY CORPORATION
F. Lynn Blystone
F. Lynn Blystone
President and Chief Executive Officer

December 13, 2001	Thomas J. Cunningham
Thomas J. Cunningham
Secretary, Treasurer, Chief Financial Officer