Form 10KSB/A
period 2000-12-31
TRI VALLEY CORP
filed 2002-01-22
CIK 22551

As filed with the SEC on January 22, 2002

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

AMENDMENT NO. 4 TO

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Exhibit Index appears on page 38.

TABLE OF CONTENTS
PART I		1
ITEM 1.	Business	1
	Competition	1
	Governmental Regulation	1
	Mechanical and Environmental Issues	2
	Employees	3
ITEM 2.	Properties	3
	Oil and Gas Operations	3
	Precious Metals	6
ITEM 3.	Legal Proceedings	6
ITEM 4.	Submission of Matters To A Vote Of Security Holders	7

PART II		8
ITEM 5.	Market Price Of The Registrant's Common Stock And Related Security Holder Matters	8
	Recent Sales of Unregistered Securities	8
ITEM 6.	Management's Discussion And Analysis Of Financial Condition	9
	Notice Regarding Forward-Looking Statements	9
	Overview	9
	Natural Gas Activities	9
	Petroleum Activities	10
	Precious Metals Activity	10
	Telecommunications	10
	Results of Operations	11
	Comparison of Years Ended December 31,2000 and 1999	11
	Balance Sheet	11
	Revenues	11
	Costs and Expenses	11
	Financial Condition	11
	Commitments	11
	Operating Activities	11
	Investing Activities	11
	Financing Activities	11
ITEM 7.	Financial Statements	13
	Notes to Consolidated Financial Statements	19

PART III		33
ITEM 9.	Directors and Executive Officers of the Registrant	33
ITEM 10.	Executive Compensation	35
	Employment Agreement with Our President	35
	Aggregated 2000 Option Exercises and Year-End Values	36
	Compensation of Directors	36
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management	37
ITEM 12.	Certain Relationships and Related Transactions	38
ITEM 13.	Exhibits, Lists, and Reports on Form 8-K	38
SIGNATURES		38

ii

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

Mechanical and Environmental Issues

Mining Activities

Mining activities in the United States are subject to federal and state laws and regulations covering mining safety and environmental quality; however, because we do not have active mining operations at present, these regulations have little impact on our current activities. In 2001, 2000 and 1999, we regulatory requirements had no significant effect on our precious metals activity as we continued our exploration efforts.

Should we seek to develop our precious metals claims, development efforts would require compliance with mining laws and regulations. State and federal laws impose minimum safety standards to protect workers in the construction and development of mines and conduct of mining operations. Mining activities are subject to environmental regulation of the output of mines, particularly in the storage and disposal of waste from mining operations. Environmental regulations restrict the storage, use and disposal of both the materials used in mining operations and the waste contained in mineral ore, all of which contain toxic materials that would damage the surrounding land and ground water if not carefully handled.

In addition, federal and state regulations call for reclamation of land which has been altered by mining activities. These regulations may require significant expenditures to clean up a mining site during and after mining.

Before we could begin actual mining operations on our claims, we would have to develop a feasibility study which would, among other things, address the potential costs of labor, safety and environmental regulation on any proposed mining activity. In 2002, we do not expect to begin a feasibility study in 2002 and do not expect to incur any significant regulatory costs or liabilities in connection with government regulation of our claims.

Energy Operations

Our energy operations are subject to risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards, such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, we maintain insurance against these kinds of risks, but we cannot be sure that our level of insurance will cover all losses in the event of a drilling or production catastrophe. Insurance is not available for all operational risks, such as risks that we will drill a dry hole, fail in an attempt to complete a well or have problems maintaining production from existing wells.

Oil and gas activities can result in liability under federal, state, and local environmental regulations for activities involving, among other things, water pollution and hazardous waste transport, storage, and disposal. Such liability can attach not only to the operator of record of the well, but also to other parties that may be deemed to be current or prior operators or owners of the wells or the equipment involved. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported, disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims. It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term "hazardous substances." At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of "solid wastes" and "hazardous wastes," certain oil and gas materials and wastes are exempt from the definition of "hazardous wastes." This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures or earnings. These laws and regulations have not had a material affect on our capital expenditures or earnings to date. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

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

PART II

ITEM 5. Market Price Of The Registrant's Common Stock And Related Security Holder Matters

Shares of Tri-Valley Corporation stock are traded over-the-counter on the Electronic Bulletin Board under the symbol "TRIL." The following table shows the high and low bid and asked prices of Tri-Valley stock for the quarterly periods indicated as reported by the OTC Stock Journal:

	Bid Prices		Asked Prices
	High	Low	High	Low
2000
First Quarter	$3.438	$1.44	$3.63	$1.43
Second Quarter	$4.125	$2.03	$4.53	$1.88
Third Quarter	$3.188	$1.75	$3.38	$1.72
Fourth Quarter	$1.938	$1.13	$2.06	$1.06

1999
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
  Two individuals, Mohammed Ali Guidfar and Alfred L. Lopez, purchased 49,500 common shares at $1.25 per share and exercised warrants (from a private placement in 1999) to purchase 55,000 common shares at $1.50 per share.
  A third individual, Behrooz Sarafraz, exercised warrants (from the 1999 private placement) to purchase 90,000 shares at $1.50 per share.

- We issued 40,000 shares to outside directors for services and 5,000 shares to our president, F. Lynn Blystone, according to the terms of his employment agreement. The closing market price of our common stock on the date we awarded these shares (February 29, 2000) was $3.00.

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

Petroleum Activities

We began drilling the Ekho No. 1 on February 7, 2000. This is the first of three test wells in a program to test deep mapped structure approximately 26 miles long and four to five miles wide and north of Bakersfield, where Tri-Valley Oil and Gas (TVOG) is headquartered. The Ekho No. 1 reached total depth of 19,085 feet in only 80 drilling days. We hoped to drill into naturally fractured area of the target formation to achieve natural flow potential. The well did encounter oil that is 48.6 API gravity and 1,460 Btu gas with no hydrogen sulfide, carbon dioxide, nitrogen or water. Gravity is the determining factor in the value of oil, the higher the gravity the more valuable the oil. Generally oil gravity is 27 to 35 gravity. Btu (British thermal units) is the method used to determine the value of natural gas, the higher the btu the more valuable the gas. 1,460 btu gas is considered to be a very high value. H2S (hydrogen sulfide/poison gas), CO2 (carbon dioxide), nitrogen and water are contaminants, which increase operating costs and decrease the value of the gas. However, the borehole encountered "tight" sands or a formation of low permeability, which will require artificial fracturing to provide avenues for the oil and gas to flow at higher rates. The term 'tight sands' refers to gas bearing sands that holds gas to tightly for conventional extraction to bring it to the surface economically without special stimulation.

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

Costs and Expenses

Costs and expenses are $883,920 greater for the fiscal year 2000, a 33% increase. The oil and gas lease expenses were $426,428 larger due to the write off of a well that was drilled in a previous year. Cost of oil and gas prospects sold are $276,051 (26%) less this year because this prospect was smaller than the one sold in 1999. General and administrative expenses are $928,847 (107%) greater due to legal costs and the settlement of a lawsuit filed in 1997.

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

Investing Activities

In 2000, we spent $293,489 on capital expenditures, compared to $91,713 in 1999 - a 220% increase. The capital expenditures were incurred in connection with leasing activities. Our proceeds from sale of property increased by $74,760 (93%) in 2000 to $154,760, compared to $80,000 in 1999. Overall, our cash used by investing activities rose to $155,782 in 2000 from $13,033 in 1999, a $142,749 (1,095%) increase.

Financing Activities

Cash provided by financing activities was $248,200 in fiscal year 2000 compared to cash provided financing activities of $178,338 for fiscal year ended 1999.

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

ITEM 7: FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION

INDEX

Page(s)
Report of Brown Armstrong Randall Reyes Paulden & McCown,
Independent Auditor's Report	14

Consolidated Balance Sheets at December 31, 2000 and 1999	15

Consolidated Statements of Operations for the Years Ended
December 31, 2000 and 1999	16

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2000 and 1999	17

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2000 and 1999	18

Notes to Consolidated Financial Statements	19

Supplemental Information about Oil and Gas Producing
Activities (Unaudited)	30

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

BROWN ARMSTRONG RANDALL

REYES PAULDEN & McCOWN

ACCOUNTANCY CORPORATION

Bakersfield, California

February 9, 2001

TRI-VALLEY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2000	1999
ASSETS
Current Assets
Cash	$ 1,373,570	$ 8,050,469
Accounts receivable, trade	818,361	155,184
Prepaid expenses	12,029	2,029

Total Current Assets	2,203,960	8,207,682

Property and Equipment, Net (Notes 1 and 2)	1,306,689	1,059,755

Other Assets
Deposits	100,105	100,000
Note receivable (Note 9)	125,000	125,000
Acquisition costs (Note 1)	51,270	50,000
Investments in partnerships (Note 1)	29,059	12,006
Goodwill (net of accumulated amortization of $210,593 and
$199,747 at December 31, 2000 and 1999, respectively) (Note 1)	223,260	234,106
Other	13,914	13,914

Total Other Assets	542,608	535,026

TOTAL ASSETS	$ 4,053,257	$ 9,338,332

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable (Note 3)	$ 10,672	$ 10,554
Trade accounts payable	581,017	391,104
Amounts payable to joint venture participants	540,142	95,986
Advances from joint venture participants, net (Note 1)	2,517,737	7,877,600

Total Current Liabilities	3,649,568	8,375,244

Long-Term Portion of Notes Payable (Note 3)	12,038	21,055

Shareholders' Equity
Common stock, $.001 par value; 100,000,000 shares authorized;
19,554,748 and 19,301,248, issued and outstanding at
December 31, 2000 and 1999, respectively	19,555	19,281
Less: common stock in treasury, at cost, 163,925 and 179,425
shares at December 31, 2000 and 1999, respectively	(21,913)	(45,163)
Capital in excess of par value	8,666,688	8,344,462
Accumulated deficit, as restated (See Note 1)	(8,272,679)	(6,912,416)

Total Shareholders' Equity	391,651	1,406,164

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 4,053,257	$ 9,338,332

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2000	December 31, 1999

Revenues
Sale of oil and gas	$ 993,554	$ 504,072
Royalty	11,406	4,968
Partnership income	39,053	13,820
Gain on sale of property	154,760	77,434
Interest income	99,234	32,353
Sale of oil and gas prospects	863,500	1,792,291
Other income	35,862	261,460

Total Revenues	2,197,369	2,686,129

Costs and Expenses
Mining exploration costs	162,741	193,069
Oil and gas leases	72,213	155,237
Well workover	37,786	4,086
Severed Acreage	1,026	16,195
Well write-off	490,921	-
Cost of oil and gas prospects sold	784,710	1,060,761
General and administrative	1,931,105	1,002,258
Depreciation, depletion and amortization	58,939	77,819
Interest	19,730	17,492
Impairment of acquisition costs	-	148,334

Total Costs and Expenses	3,559,171	2,675,251

Net Income (Loss) before Income Taxes	(1,361,802)	10,878

Tax Provision (Note 5)	-	-

Net Income (Loss)	$ (1,361,802)	$ 10,878

Basic Earnings (Loss) per Common Share	$ (.07)	$ .00

Diluted Earnings (Loss) per Common Share	$ N/A	$ .00

Weighted Average Number of Shares Outstanding	19,293,188	18,957,278

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN

SHAREHOLDERS' EQUITY

				Capital in
		Treasury		Excess of	Accumulated	Treasury	Shareholder
	Shares	Shares	Par Value	Par Value	Deficit	Stock	Equity

Balance at
December 31, 1998, as restated	19,088,248	172,925	$ 19,088	$ 8,177,655	$(6,923,294)	$ (41,061)	$ 1,232,388

Issuance of common stock	199,500	-	199	171,307	-	-	171,506
Treasury shares acquired	-	(6,500)	(6)	-	-	(4,102)	(4,108)
Stock issuance costs	-	-	-	(4,500)	-	-	(4,500)
Net income	-	-	-	-	10,878	-	10,878

Balance at
December 31, 1999, as restated	19,132,823	179,425	19,281	8,344,462	(6,912,416)	(45,163)	1,406,164

Issuance of common stock	258,000	15,500	274	373,376	-	23,250	396,900
Stock issuance costs	-	-	-	(51,150)	-	-	(51,150)
Net income (loss)	-	-	-	-	(1,361,802)	-	(1,361,802)

Balance at
December 31, 2000, as restated	19,390,823	163,925	$ 19,555	$ 8,666,688	$(8,272,679)	$ (21,913)	$ 391,651

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	December 31, 2000	December 31, 1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss), as restated	$ (1,361,802)	$ 10,878
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation, depletion, and amortization	58,939	77,819
(Gain) on sale of property	(154,760)	(77,434)
Non-employee stock compensation	88,650	-
Impairment, dry hole and other disposals of property
and equipment	-	164,529
Changes in operating capital:
(Increase) decrease in accounts receivable	(663,177)	152,389
Increase in prepaids	(10,000)	-
Increase in deposits and other assets	(1,375)	(28,992)
Increase (decrease) in trade accounts payable	189,915	(191,431)
Increase (decrease) in amounts payable to joint venture
participants and related parties	444,156	(154,390)
Increase (decrease) in advances from joint venture participants	(5,359,863)	7,742,568

Net Cash Provided (Used) by Operating Activities	(6,769,317)	7,695,936

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	154,760	80,000
Capital expenditures	(293,489)	(91,713)
Investment in partnerships	(17,053)	(1,320)

Net Cash Used by Investing Activities	(155,782)	(13,033)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on long-term debt	(8,900)	(5,134)
Proceeds from issuance of common stock	274	192
Additional paid in capital	284,726	171,307
Purchase of treasury stock	-	(4,102)
Sale of treasury stock	23,250	-
Proceeds from loan	-	18,575
Stock issuance costs	(51,150)	(4,500)

Net Cash Provided by Financing Activities	248,200	176,338

Net Increase (Decrease) in Cash and Cash Equivalents	(6,676,899)	7,859,241

Cash at Beginning of Year	8,050,469	191,226

Cash at End of Year	$ 1,373,570	$ 8,050,469

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$ 19,730	$ 17,492

Income taxes paid	$ 15,756	$ 4,662

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

The Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The provisions of SFAS 121 are applicable to proved properties and our costs of wells and related equipment. Periodically, if there is a large decrease in oil and gas reserves or production on a property, or if a dry hole is drilled on or near one of its properties the Company will review the properties for impairment. SFAS 121 also established guidelines for determining recoverability based on future net cash flows

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. If the carrying amount exceeds the undiscounted future net revenues, an impairment is recognized equal to the difference between the carrying value and the discounted estimated future net revenues of that property, which closely reflects fair market value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows. In the case of the Company, this results in a field by field impairment review.

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

Change in Accounting for Well Database Costs

Effective December 31, 1998, the Company changed its method of accounting for the costs of 2D Seismic studies performed by independent Geophysical and Geological companies on its behalf. Previously the Company capitalized these costs as inventoriable expenditures recoverable by sale or by development. Portions of the database used for Company projects have been capitalized as part of the carrying costs of proved properties. The Company has evaluated whether it is appropriate to report these costs as inventoriable expenditures and has determined that these costs are more appropriately reported as exploration geological and geophysical to be expensed when incurred. Accordingly, the Company has restated its financial statements to reflect the effect of expensing these costs at the time of acquisition prior to fiscal 1999. The restatement has no effect basic or diluted earnings per share at December 31, 1999 and 2000 as previously reported.

Properties and Equipment

Properties and equipment are depreciated using the straight-line method over the following estimated useful lives:

Office furniture and fixtures	3 - 7 years
Building	40 years

Leasehold improvements are amortized over the life of the lease.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 7 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

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

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (see Note 1).

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 2000 and 1999:

	Oil and Gas	Precious Metals	Total
Year Ended December 31, 2000

Revenues from External Customers	$ 1,045,013	$ -	$ 1,045,013

Interest Revenue	$ 99,234	$ -	$ 99,234

Interest Expense	$ 19,730	$ -	$ 19,730

Expenditures for Segment Assets	$ 293,489	$ -	$ 293,489

Depreciation, Depletion, and Amortization	$ 58,939	$ -	$ 58,939

Total Assets	$ 4,053,257	$ -	$ 4,053,257

	Oil and Gas	Precious Metals	Total

Net Loss	$ (1,199,061)	$ (162,741)	$ (1,361,802)

Year Ended December 31, 1999

Revenues from External Customers	$ 522,591	$ -	$ 522,591

Interest Revenue	$ 32,353	$ -	$ 32,353

Interest Expense	$ 17,492	$ -	$ 17,492

Expenditures for Segment Assets	$ 91,713	$ -	$ 91,713

Depreciation, Depletion, and Amortization	$ 77,819	$ -	$ 77,819

Total Assets	$ 9,338,332	$ -	$ 9,338,332

Net Income (Loss)	$ 203,947	$ (193,069)	$ 10,878

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

Natural Gas Contracts

The Company sells its gas under three separate fixed price gas contracts. Each of the contracts is effective for a twelve month period and are renegotiated annually. During 1999 and 2000, the Company sold all of its produced

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

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

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:

	December 31, 2000	December 31, 1999
Acquisition of producing properties and productive and
non-productive acreage	$ 56,320	$ 80,398

Exploration costs	$ 227,568	$ 14,000

Results of operations from oil and gas producing activities

The results of operations from oil and gas producing activities are as follows:

	December 31, 2000	December 31, 1999

Sales to unaffiliated parties*	$ 1,045,013	$ 521,271
Production costs**	(601,946)	(175,518)
Depletion, depreciation and amortization	(29,634)	(51,596)

	413,433	294,157
Income tax expense	(144,489)	(103,431)

Results of operations from activities before extraordinary items (excluding blending operations, corporate overhead and interest costs)	$ 268,944	$ 190,726

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

Since 1989, Mr. Carlson has been a principal in Earthsong Corporation, which, in part, consults on environmental matters and performs environmental audits for government agencies and public and private concerns. Mr. Carlson attended the University of Colorado at Boulder and the University of Denver.

Loren J. Miller, CPA - 56	Director	1992

Mr. Miller has served in a treasury and chief financial officer capacity at the Jankovich Company since 1994. Prior to that he served successively as vice president of Hershey Oil Corporation from 1987 to 1990 and Mock Resources from 1991 to 1992. Prior to that he was vice president and general manager of Tosco Production Finance Corporation from 1975 to 1986 and was a senior auditor the accounting firm of Touche Ross & Company from 1968 to 1973. He is experienced in exploration, production, product trading, refining and distribution as well as corporate finance. He holds a B.S. in accounting and a M.B.A. in finance from the University of Southern California.

Earl H. Beistline, LLD. - 84	Director	1992

Since his retirement in 1982 as a mining professor at the University of Alaska Dr. Beistline has been a miner and a mining consultant. He is a past chairman of the Alaska State Minerals Commission from June 1986 until August 1997 and dean emeritus of the School of Mineral Industry of the University of Alaska since 1982. Born in Juneau, he has achieved a special position in Alaska during its transition from territorial status into statehood. He has numerous honors from local, state and federal governments, academia, professional and civic organizations and the mineral industry. An active miner in the Central Circle Mining District, Dr. Beistline also serves as a director of one of the state's primary companies, Usibelli Coal Mines, Inc. He holds a Bachelor of Mining Engineering, Engineer of Mines and Honorary Doctor of Law degree from the University of Alaska.

C. Chase Hoffman - 78	Director	2000

Since 1965 Mr. Hoffman has owned and operated a milk cow dairy and farmed 4,000 acres of land. Additionally, he has been a commercial and residential land developer in California and Hawaii since 1978. From 1973 to 1978 he was a senior vice president and general manager for Knudsen for the State of California. Mr. Hoffman also sits as a director for two companies whose shares are listed on the Canadian Venture Exchange: Seine River Resources, Inc., Vancouver, British Columbia, with California gold operations and Guatemala oil properties, and International Powerhouse Energy Corporation, a British Columbia, Canada, hydroelectric project. He is a graduate of Stanford University with a degree in Economics and Business Administration from Graduate School of Business.

Thomas J. Cunningham - 58	Secretary, Treasurer and Chief Financial Officer of Tri-Valley Corporation, and its wholly owned subsidiaries, Tri-Valley Oil & Gas Company and Tri-Valley Power Corporation, Bakersfield, California	1997

Named as Tri-Valley Corporation's treasurer and chief financial officer in February 1997, and as Corporate Secretary on December 1998. From 1987 to 1997 he was a self employed management consultant in finance, marketing and human resources. Prior to that he was executive vice president, chief financial officer and director for Star Resources from 1977 to 1987. He was the controller for Tucker Drilling Company from 1974 to 1977. He has over 25 years experience in corporate finance, Securities Exchange Commission public company reporting, shareholder relations and employee benefits. He received his education from Angelo State University, Texas.

34
Joseph R. Kandle - 58	President and Chief Operating Officer Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	1998

Mr. Kandle was named as president of Tri-Valley Oil & Gas Co. February 1999 after joining the Company June 1998 as vice president - engineering. From 1995 to 1998 he was employed as a petroleum engineer for R & R Resources, self-employed as a consulting petroleum engineer from 1994 to 1995. He was vice president - engineering for Atlantic Oil Company from 1983 to 1994. From 1981 to 1983 he was vice president for Star Resources. He was vice president and chief engineer for Great Basins Petroleum from 1973 to 1981. He began his career with Mobil Oil (from 1965 to 1973) after graduating from the Montana School of Mines in 1965.

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

Long Term
Compensation
		Annual Compensation		Awards
(a)	(b)	( c )	(d)	(e)
			Other	Securities
Name	Period Covered	Salary	Compensation	Underlying Options

F. Lynn	FYE 12/31/00	$105,720 (1)
Blystone, CEO	FYE 12/31/99	$ 97,712 (2)
	FYE 12/31/98	$ 84,000 (3)

  Includes value of 5,000 common shares issued on April 3, 2000, pursuant to Mr. Blystone's employment contract, with a fair market value of $9,850 ($1.97 per share).

(2) Includes value of 5,000 common shares issued on June 19, 1999, pursuant to Mr. Blystone's employment contract, with a fair market value of $2,000 ($0.40 per share).

(3) In addition to the $84,000 salary compensation that Mr. Blystone received in 1998, he received $72,000 for payment of salary that was deferred from 1996, when he took a reduced salary.

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

  * Filed previously on Form 10-KSB/A Amendment No. 3 on December 14, 2001.

  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 21, 2002	By: _ F. Lynn Blystone ________________
F. Lynn Blystone
President, Chief Executive Officer and Director

Date: January 21, 2002	By: __ Thomas J. Cunningham __________
Thomas J. Cunningham
Secretary, Treasurer, and Chief Financial Officer