Form 10-K405
period 2001-12-31
TRI VALLEY CORP
filed 2002-03-29
CIK 22551

As Filed with the SEC on March 29, 2002

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001	Commission File No. 0-6119

TRI-VALLEY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	84-0617433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes [X] No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, if applicable, or any amendment to this Form 10-K. [X]

The issuer's revenues for the most recent fiscal year were $2,130,187.

As of January 25, 2002, 19,689,748 common shares were issued and outstanding, and the aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on that date was approximately $25,852,886.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Exhibit Index appears on page 42.

TABLE OF CONTENTS
PART I		1
ITEM 1.	Business	1
	Competition	1
	Governmental Regulation	1
	Mechanical and Environmental Issues	2
	Employees	3
ITEM 2.	Properties	3
	Oil and Gas Operations	3
	Precious Metals	5
ITEM 3.	Legal Proceedings	6
ITEM 4.	Submission of Matters To A Vote Of Security Holders	6

PART II		7
ITEM 5.	Market Price Of The Registrant's Common Stock And Related Security Holder Matters	7
	Recent Sales of Unregistered Securities	7
ITEM 6.	Selected Historical Financial Data	7
ITEM 7.	Management's Discussion And Analysis Of Financial Condition	8
	Notice Regarding Forward-Looking Statements	8
	Overview	8
	Natural Gas Activities	8
	Petroleum Activities	9
	Precious Metals Activity	9
	Telecommunications	9
	Results of Operations	10
	Comparison of Years Ended December 31,2001 and 2000	10
	Balance Sheet	10
	Revenues	10
	Costs and Expenses	10
	Comparison of Years Ended December 31,2000 and 1999	10
	Balance Sheet	10
	Revenues	11
	Costs and Expenses	11
	Financial Condition	11
	Commitments	11
	Losses from Operating Activities	11
	Investing Activities	12
	Financing Activities	12
	Liquidity	12
ITEM 8.	Financial Statements	14
	Notes to Consolidated Financial Statements	20

PART III		36
ITEM 9.	Directors and Executive Officers of the Registrant	36
ITEM 10.	Executive Compensation	38
	Employment Agreement with Our President	39
	Aggregated 2001 Option Exercises and Year-End Values	39
	Compensation of Directors	40
	Performance Graph	40
ITEM 11.	Security Ownership of Certain Beneficial Owners and Management	41
ITEM 12.	Certain Relationships and Related Transactions	42
ITEM 13.	Exhibits, Lists, and Reports on Form 8-K	42
SIGNATURES		43

PART I

ITEM 1. Business

Tri-Valley Corporation, a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing prospective and producing petroleum and precious metals properties and interests therein. Tri-Valley has two wholly owned subsidiaries. Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities. TVOG derives the majority of its revenue from gas production. Tri-Valley Power Corporation is the other wholly owned subsidiary. However, this subsidiary is inactive at the present time. The precious metals activity is operated directly by Tri-Valley Corporation.

TVOG primarily generates its own exploration prospects from its internal database, and also screens prospect submittals from other geologists and companies. TVOG generates these geological "plays" within a certain geographic area of mutual interest. The prospect is then presented to potential co-venturers. The company deals with both sophisticated individual investors and energy industry companies. TVOG is the operator of these co-ventures.

In 1987, we acquired precious metals claims on Alaska state lands. We have conducted exploration operations on these properties and have reduced our original claims to a block of approximately 27,440 acres (42.9 square miles). We have conducted trenching, core drilling, bulk sampling and assaying activities to date and have reason to believe that mineralization exists to justify additional exploration activities. However, to date, we have not identified probable mineral reserves on these properties. There is no assurance that a commercially viable mineral deposit exists on any of these above-mentioned mineral properties. Further exploration is required before a final evaluation as to the economic and legal feasibility can be determined.

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

Governmental Regulation

Domestic exploration for the production and sale of oil and gas is extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations affecting the oil and gas industry which often are difficult and costly to comply with and which carry substantial penalties for noncompliance. State statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Most states in which we will operate also have statutes and regulations governing conservation matters, including the unitization or pooling of properties and the establishment of maximum rates of production from wells. Many state statutes and regulations may limit the rate at which oil and gas could otherwise be produced from acquired properties. Some states have also enacted statutes prescribing ceiling prices for natural gas sold within their states. Our operations are also subject to numerous laws and regulations governing plugging and abandonment, the discharge of materials into the environment or otherwise relating to environmental protection. The heavy regulatory burden on the oil and gas industry increases its costs of doing business and consequently affects its profitability. We cannot be sure that a change in such laws, rules, regulations, or interpretations, will not harm our financial condition or operating results.

Mechanical and Environmental Issues

Mining Activities

Mining activities in the United States are subject to federal and state laws and regulations covering mining safety and environmental quality. However, because we do not have active mining operations at present, these regulations have little impact on our current activities. In 2001, 2000 and 1999, the regulatory requirements had no significant effect on our precious metals activity as we continued our exploration efforts.

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

Employees

We had a total of five full-time employees, one part-time bookkeeper, and two consultants on December 31, 2001.

ITEM 2. Properties

Our headquarters and administrative offices are located at 5555 Business Park South, Suite 200, Bakersfield, California 93309. We lease approximately 4,500 square feet of office space at that location. Our principal properties consist of proven and unproven oil and gas properties, mining claims on unproven precious metals properties, maps and geologic records related to prospective oil and gas and unproven precious metal properties, office and other equipment. TVOG has a worldwide geologic library with data on every continent except Antarctica including over 700 leads and prospects in California, our present area of emphasis.

Oil and Gas Operations

The oil and gas properties in which we hold interests are primarily located in the area of central California known as the Sacramento Valley. We also lease exploration acreage in the San Joaquin and Santa Maria Valleys. We contract for the drilling of all its wells and do not own any drilling equipment, bulk storage facilities, or refineries. We do own a small segment of pipeline at Tracy, California.

We have retained the services of Cecil Engineering, an independent engineer qualified to estimate our net share of proved developed oil and gas reserves on all of our oil and gas properties at December 31, 2001 for SEC filing. We do not include any undeveloped reserves in these reserve studies. Only proved developed reserves are listed in our reserve report. Price is a material factor in our stated reserves, because higher prices permit relatively higher-cost reserves to be produced economically. Higher prices generally permit longer recovery, hence larger reserves at higher values. Conversely, lower prices generally limit recovery to lower-cost reserves, hence smaller reserves. The process of estimating oil and gas reserve quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimated data at best.

Our estimated future net recoverable oil and gas reserves from proved developed properties as of December 31, 2001, December 31, 2000 and December 31, 1999 were as follows:

	BBL		MCF

December 31, 2001	Condensate	162	Natural Gas	1,616,418
December 31, 2000	Condensate	299	Natural Gas	1,842,672
December 31, 1999	Condensate	185	Natural Gas	1,540,003

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from our proved developed oil and gas reserves, discounted at 10%, was $1,758,183 at December 31, 2001, $12,920,069 at December 31, 2000, and $1,308,178 at December 31, 1999. The unaudited supplemental information attached to the consolidated financial statements provides more information on oil and gas reserves and estimated values.

The following table sets forth the net quantities of natural gas and crude oil that we produced during:

	Year Ended December 31, 2001	Year Ended December 31, 2000	Year Ended December 31, 1999

Natural Gas (MCF)	230,392	249,011	210,333
Crude Oil (BBL)	14	50	119

The following table sets forth our average sales price and average production (lifting) cost per unit of oil and gas produced during:

	Year Ended		Year Ended		Year Ended
	December 31, 2001		December 31, 2000		December 31, 1999

	Gas (Mcf)	Oil (Bbl*)	Gas (Mcf)	Oil (Bbl*)	Gas (Mcf)	Oil (Bbl*)
Sales Price	$6.93	$22.32	$3.99	$19.98	$2.39	$11.57

Production Costs	$0.40	0.29		0.67		0

Net Profit	$6.53	$22.32	$3.70	$19.98	$1.72	$11.57

* Amount represents total sales price of associated condensate, unable to determine price per barrel.

As of December 31, 2001, we had the following gross and net position in wells and developed acreage:

Wells (1)		Acres (2)
Gross	Net	Gross	Net
11	4.537	2,192	645

(1) "Gross" wells represent the total number of producing wells in which we have a working interest. "Net" wells represent the number of gross producing wells multiplied by the percentages of the working interests which we own. "Net wells" recognizes only those wells in which we hold an earned working interest. Working interests earned at payout have not been included.

(2) "Gross" acres represent the total acres in which we have a working interest; "net" acres represent the aggregate of the working interests which we own in the gross acres.

We drilled one exploratory well in 2001, which was a dry hole. We drilled two exploratory wells in 2000. One, the Sunrise-Mayel No. 1 was non-commercial. We intend to hydraulically fracture the second well, Ekho No. 1, to determine if this well is capable of commercial production. See Management's Discussion and Analysis of Financial Condition - Petroleum Activities, page 8.

The following table sets forth the number of productive and dry exploratory and development wells which we drilled during:

	Year Ended	Year Ended	Year Ended
	December 31, 2001	December 31, 2000	December 31, 1999

Exploratory		1
Producing	-0-	-0-	-0-
Dry	1	1	-0-
Total	1	-0-	-0-

Development
Producing	-0-	-0-	-0-
Dry	-0-	-0-	-0-
Total	-0-	-0-	-0-

The following table sets forth information regarding undeveloped oil and gas acreage in which we had an interest on December 31, 2001.

State	Gross Acres	Net Acres
California	49,329	43,541
Nevada	16,616	16,616

Some of our undeveloped acreage is held pursuant to leases from landowners. Such leases have varying dates of execution and generally expire one to five years after the date of the lease. In the next three years, the following lease gross acreage expires:

Expires in 2002	5,852 acres
Expires in 2003	7,843 acres
Expires in 2004	2,374 acres

Precious Metals

The precious metals properties are located in interior Alaska. As of December 31, 2001, we had no proven precious metal reserves, but we are exploring these properties. They are comprised of 626 40-acre claims and 15 160-acre claims, of which 104 claims are leased from others, located solely on State open lands requiring annual assessment work, and an annual per claim fee. All fees are current.

The mining claim block covers about 42.9 square miles or 27,740 acres of land, all of which is owned by the State of Alaska. The claims lie within T-5-6-7 S, R 5-6-7-8 E, Fairbanks Meridian (Plate 1), immediately north of the Richardson Highway, an all-weather paved highway that connects Fairbanks, Alaska, with points south and east. Fairbanks is approximately 65 miles northwest of Richardson, and Delta Junction, also on the highway, is about 30 miles to the southeast. The Trans Alaska Pipeline corridor is near the northeastern edge of the claim block and the service road along the pipeline provides access to the claims from the north. Numerous good to fair dirt roads traverse the claims.

The following table sets forth the information regarding the acreage position we have under lease in Alaska as of December 31, 2001:

State	Gross Acres	Net Acres
Alaska	27,740	26,946

Mineral properties claimed on open state land require minimum annual assessment work of $100 worth per State of Alaska claim. In May 2001, we staked 16 160-acre claims. In September 2001, we decided to drop a total of 280 claims, including 9 160-acre claims. In October 2001, we staked 8 new 160-acre claims. Expenditures on the Richardson, Alaska acreage have already carried forward annual assessment requirements more than four years on all its claims. We have no Federal claims.

We have had a joint scientific research agreement with TsNIGRI, the Central Research Institute of Geological Prospecting for Base and Precious Metals, based in Moscow, Russia since 1991. The proprietary technology they use for evaluating large areas of covered sub-arctic terrain has been impressive and encouraging to our efforts. Minute amounts of gold have been found at 60 locations along a 20-mile swath and over 1,000 samples have been assayed by Bondar-Clegg, a respected assay house. We believe we have a great potential and intend to continue our exploration of these properties.

We intend to continue our exploration efforts for precious metals on our claim block in Richardson, Alaska. With the help of TsNIGRI, we have explored and evaluated this property during the summer months, due to the constraints of the weather in the winter months. This work will consist of field activity which includes drilling bore holes, mapping and other geological work.

ITEM 3. Legal Proceedings

We were not party to any material legal proceedings during 2001.

ITEM 4. Submission of Matters To A Vote Of Security Holders

We held our annual meeting on October 22, 2001. At the meeting, the shareholders re-elected all of the six directors who were recommended by the board. They also approved the appointment of Brown Armstrong as our independent accountants.

The shareholder votes were as follows:
Measure #1 - Election of Directors
	FOR	AGAINST	ABSTAIN
Earl H. Beistline	18,871,219	81,696
F. Lynn Blystone	18,880,919	71,996
Milton J. Carlson	18,881,219	71,696
C. Chase Hoffman	18,881,219	71,696
Dennis P. Lockhart	18,880,919	71,996
Loren J. Miller	18,880,919	71,996

Measure #2 - Appoint Brown Armstrong as the Company's independent accountants.
	FOR	AGAINST	ABSTAIN
	18,837,629	85,231	30,055

PART II

ITEM 5. Market Price Of The Registrant's Common Stock And Related Security Holder Matters

Shares of Tri-Valley Corporation stock are traded over-the-counter on the Electronic Bulletin Board under the symbol "TRIL." The following table shows the high and low bid and asked prices of Tri-Valley stock for the quarterly periods indicated as reported by the OTC Stock Journal:

	Bid Prices		Asked Prices
	High	Low	High	Low
2001
First Quarter	$2.063	$1.25	$2.50	$1.22
Second Quarter	$2.980	$0.85	$3.20	$0.69
Third Quarter	$2.500	$1.40	$2.65	$1.40
Fourth Quarter	$1.900	$1.20	$2.05	$1.20

2000
First Quarter	$3.438	$1.44	$3.63	$1.43
Second Quarter	$4.125	$2.03	$4.53	$1.88
Third Quarter	$3.188	$1.75	$3.38	$1.72
Fourth Quarter	$1.938	$1.13	$2.06	$1.06

As of December 31, 2001, we estimate that our common stock was held by approximately 2,000 shareholders of record in 40 states and at least 4 foreign countries.

We historically have paid no dividends, and at this time do not plan to pay any dividends in the immediate future. Rather, we strive to add share value through discovery success. As of January 25, 2001, we had 17 market makers for our stock. In 2001, trading volume exceeded 8 million shares.

Recent Sales of Unregistered Securities

During 2001 we issued the following shares of common stock without registration under the Securities Act of 1933. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

- One director and one former employee exercised options to purchase 16,000 common shares at $0.50 each.

- One individual, Edgar L. Moss, exercised options (purchased from a former employee in 2000) to purchase 99,000 common shares at $0.50 per share.

- We issued 10,000 shares to Trans Seismic International for services. The closing market price of our common stock on the date we awarded these shares (February 27, 2001) was $1.44 per share.

- We issued 10,000 shares to TVOG president, Joseph R. Kandle, for services. The closing market price of our common stock on the date we awarded these shares (April 9, 2001) was $0.87 per share.

ITEM 6. Selected Historical Financial Data
Year Ended December 31,
	2001	2000	1999	1998	1997
Income Statement Data:
Revenues	$ 2,130,187	$ 2,197,369	$ 2,686,129	$ 977,982	$ 915,519
Operating Income (Loss)	$ (117,975)	$ (1,360,263)	$ (12,417)	$ (1,004,790)	$ (3,306,561)
Basic Earnings Per Share	$ -	$ (0.07)	$ -	$ (0.05)	$ (0.19)
Revenues	$ 2,130,187	$ 2,197,369	$ 2,686,129	$ 977,982	$ 915,519

Year Ended December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Property and Equipment, net	$ 2,010,457	$ 1,357,959	$ 1,059,755	$ 1,038,237	$ 821,614
Total Assets	$ 3,381,757	$ 4,053,257	$ 9,802,463	$ 2,216,958	$ 4,921,127
Long Term Obligations	$ 8,371	$ 12,038	$ 21,055	$ 8,527	$ 116,950
Stockholder's Equity	$ 353,776	$ 391,651	$ 391,651	$ 1,230,849	$ 2,091,687

ITEM 7. Management's Discussion And Analysis Of Financial Condition

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

Overview

We believe that, after 20 years of downsizing in the petroleum industry, increased oil and natural gas prices during the past year have created a favorable environment for renewed growth. Production from existing reserves continues to decline, while demand increases. While the trend for demand to outstrip available supplies is worldwide as well as national, we believe that it is particularly acute in California, our primary venue for exploration and production, which imports 53% of its oil and 85% of its natural gas demand. Oil prices tend to be set based on worldwide supplies and prices, while natural gas prices seem to be more dependent on local conditions. Over the past year, natural gas prices in California have risen and fallen, dramatically, and our revenue from gas sales has reflected these price variancies. We expect that gas prices will hold steady or possibly increase over the next year. If, however, prices should fall, for instance due to new regulatory measures or the discovery of new and easily producible reserves, our revenue from oil and gas sales would also fall.

We are continuing grading and prioritizing our geologic library, which contains over 700 California leads and prospects, for exploratory drilling. We use our library to decide where we should seek oil and gas leases for future explorations. Of course, we cannot be sure that any future prospect can be obtained at an attractive lease price or that any exploration efforts would result in a commercially successful well.

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

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.

Natural Gas Activities

The Company generally sells a percentage of production on a fixed contract price and the remainder at the monthly spot price. In times when we expect the price of gas to weaken, we try to increase the amount we sell under fixed prices. When we expect the price of gas to rise, we seek to sell more gas in the spot market. In 2000, we sold 49% of our production under fixed price contracts and 51% on the spot market. In 2001, we sold our gas 100% on the spot market. Because we expect gas prices to rise, we intend to sell 100% of our production on the spot market in 2002. Because we plan to sell only on the spot market in 2002, a drop in the price of gas could possibly have a more adverse impact on us than if we entered into some fixed price contracts for sale of future production.

Our proved hydrocarbon reserves were valued using a standardized measure of discounted future net cash flows of $1,005,010 at December 31, 2001, a decrease of $7,478,716 from December 31, 2000 after taking into account a 10% discount rate and also taking into consideration the effect of income tax. This was due primarily to the decrease in gas prices. Estimates such as these are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company. This value does not appear on the balance sheet because accounting rules require discovered reserves to be carried on the balance sheet at the cost of obtaining them rather than the actual future net revenue from producing them.

Tri-Valley usually sells most of the working interest in its test wells on prospects to third parties. The sales price of the interest is intended to pay for all drilling and testing costs on the property. Tri-Valley retains a minority "carried" ownership interest in the well and does not pay its proportionate share of drilling and testing costs for the well. Under these arrangements, we usually minimize the Company's cost to drill and also receive a minority interest from the reserves we discover. On the other hand, we occasionally incur extra expenses for drilling or development that we choose, in our discretion, not to pass on to other venture participants.

Petroleum Activities

We began drilling the Ekho No. 1 on February 7, 2000. We hoped to drill into a naturally fractured area of the target formation to achieve natural flow potential. The well did encounter oil that is 48.6 API gravity and 1,460 Btu gas with no hydrogen sulfide, carbon dioxide, nitrogen or water. Gravity is the determining factor in the value of oil, the higher the gravity the more valuable the oil. Generally oil gravity in Kern County is 13 to 35 gravity. Btu (British thermal units) is the method used to determine the energy value of natural gas, the higher the btu the more valuable the gas. 1,460 Btu gas is considered to be a very high value. H2S (hydrogen sulfide/poison gas), CO2 (carbon dioxide), nitrogen and water are contaminants, which increase operating costs and decrease the value of the gas. However, the borehole encountered "tight" sands or a formation of low permeability, which will require artificial fracturing to provide avenues for the oil and gas to flow at higher rates. The term 'tight sands' refers to gas bearing sands that holds gas too tightly for conventional extraction to bring it to the surface economically without special stimulation.

This additional cost came at a time when the Canadian partners in the joint venture encountered national market conditions that precluded them from raising sufficient funds to stay in the project and all but one of the Canadian partners elected not to continue. Tri-Valley is in the process of repartnering the project with stronger partners to assure that the project can go forward through completion of the Ekho No. 1.

Precious Metals Activity

The price of gold has fluctuated in the last 12 months from a high of $292.85 per oz. to a low of $256.70 per oz. As funds become available the Company will continue to explore its claim block for discovery success. Historically the Company has done its exploration on a seasonal basis, normally in the warmer months.

We are confident that other parties will be willing to participate when the price of gold recovers.

Telecommunications

In May 1998, we loaned $125,000, secured by partnership property, to Third Mobile of Central New York, a partnership that owned wireless cable properties and licenses. The partnership filed chapter 11 bankruptcy in the bankruptcy court in Sacramento, CA. We pursued our claim in bankruptcy court, for the loan amount plus our attorney fees and expenses. In the fourth quarter of 2001, we received $200,000 plus related equipment from the partnership in a settlement which was approved by the bankruptcy court. We decided not to pursue any further investment in the telecommunications business.

Results of Operations

Comparison of Years Ended December 31, 2001 and 2000

Balance Sheet

The Company had $911,913 cash on hand at December 31, 2001 compared to $1,373,570 at December 31,2000. This decrease resulted from the Company spending funds that had been advanced by our joint venture partners to drill Sunrise-Mayel#1. Accounts receivables were $711,136 less in 2001 due to the receipts owed us at the end of 2000, which were higher, as the price per mcf of gas was much higher in 2000 than in 2001. Trade accounts payable were $284,016 less in the year ending 2001 due to reduced drilling activity in the latter part of 2001 compared to 2000. Accounts payable to joint venture participants was $480,511 less in 2001 than in 2000 due to the amounts and timing of revenue receipts and their distribution to the participants. The $125,000 note receivable that was recorded on our balance sheet on December 31, 2000, was repaid with interest and expenses during 2001 in settlement of a claim we made in bankruptcy court.

Revenues

Oil and gas income amounted to $1,656,265 for the year ended 2001 compared to $1,044,013 for the year ended 2000. This increase was mainly due to the increase in natural gas prices paid for our production in northern California during the first half of 2001 compared to 2000. Our oil and gas income includes sales of oil and gas, royalties, and partnership income. The decrease of $645,074 in sale of oil and gas prospects was because the prospect we sold in 2001 was smaller than the prospect sold in 2000.

Gain on sale of property was $154,760 less in 2001 because we had no sale of property in 2001. Sale of oil and gas prospects is $645,074 less in 2001 compared to 2000 because of the smaller prospect sales in 2001 than in 2000.

Interest income decreased $75,637 for the year ended 2001 compared to the year ended 2000 due to reduced funds on deposit earning interest. Other income increased $196,037 due to the settlement and payment of the telecommunications claim.

Costs and Expenses

Costs and expenses are $1,309,470 less in the year ended 2001 compared to the year ended 2000. Mining expenses were $60,901 greater due to more exploratory activity on our Alaska claims. Workover expenses were $202,932 more in 2001 due to more wells having work done on them to enhance production capabilities. The cost of oil and gas prospects sold was $275,889 less in 2001 due to the size of the prospect we sold being smaller than the one sold in 2000. General and administrative costs were $813,462 less this year due to the settlement of a lawsuit and the costs related to it in the year ended December 31, 2000. Our well write-off expenses were $490,921 less in 2001 due to the fact we did not write off any wells in the year 2001.

Comparison of Years Ended December 31, 2000 and 1999

Balance Sheet

We had $1,373,570 cash on hand at December 31, 2000 compared to $8,050,469 at December 31, 1999. This decrease was the result of our spending funds that had been advanced by our joint venture partners to drill Ekho #1. Trade accounts receivable are $663,177 (427% greater) for the year ended December 31, 2000 compared to the same period last year. This was the result of increased production due to re-working of some of our wells and the increase of natural gas prices. Trade accounts payable were $189,913 (48% greater) in the year ended December 31, 2000 due to invoices to be paid related to drilling the Sunrise-Mayel #1 well. Accounts payable to joint venture participants is larger this year due to accrued revenue at year-end on their behalf. The decrease in advances from joint venture participants is because at year end 1999 we had funds on deposit for the Ekho #1 that were paid out over 2000 as the well was drilled.

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

Interest income increased by $66,881 (207%) in 2000 to $99,234, from $32,353 in 1999. The increased interest income came from funds we had on account.

Other income dropped to $34,862 in 2000 from $261,460 in 1999, because Placer Dome USA, paid us $225,000 pursuant to an option agreement to conduct exploration activities, which we signed in 1999.

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

Financial Condition

Commitments

Generally, our financial commitments arise from selling interests in our drilling prospects to third parties, which results in an obligation to drill and develop the prospect. If we are unable to sell sufficient interests in a prospect to fund its drilling and development, we must either amend our agreements to drill the prospect, locate a substitute prospect acceptable to the participants or refund the participants' funds. At December 31, 2001, we had drilling commitments resulting from the sale of prospects that amounted to approximately $850,000. At December 31, 2000, our commitments amounted to approximately $750,000.

Delay rentals for oil and gas leases amounted to $726,854 in 2001. Advance royalty payments and gold mining claims maintenance fees were $126,885 for the same period. We expect that approximately equal delay rentals and fees will be paid in 2002 from operating revenues.

Losses from Operating Activities

Tri-Valley had a positive cash flow of $45,072 for the year ended 2001 compared to a negative cash flow of $6,769,317 during 2000, primarily due to well workover expenses in 2001. The Company hopes to have a positive cash flow in the fiscal year 2002 by increasing exploration activity. Our internal source of liquidity is derived from our prospect and oil and gas sales. External capital is generally acquired through the sale of our restricted common stock in private transactions.

In 2000, we had negative cash flow largely because of a one-time charge of $600,000 to settle a lawsuit between us and a former consultant. Also, we incurred a write-off of a well deemed to be non-commercial. In 1999, joint venture participants advanced $7,742,568 for the Ekho #1 well. In 2000, we recorded a decrease of funds advanced of $5,359,863 as we expended the funds to drill the well.

Investing Activities

In 2001, we spent $702,613 on capital expenditures, compared to $293,489 in 2000. The capital expenditures were incurred in connection with leasing activities. Our proceeds from sale of property decreased by $154,760 in 2001. Overall, our cash used by investing activities rose to $557,655 in 2001 from $155,782 in 2000, a $401,873 increase.

In 2000, we spent $293,489 on capital expenditures, compared to $91,713 in 1999 - a 220% increase. These capital expenditures were incurred in connection with leasing activities. Our proceeds from sale of property increased by $74,760 (93%) in 2000 to $154,760, compared to $80,000 in 1999. Overall, our cash used by investing activities rose to $155,782 in 2000 from $13,033 in 1999, a $142,749 (1,095%) increase.

Financing Activities

Cash provided by financing activities was $50,926 in fiscal year 2001 compared to cash provided financing activities of $248,200 for fiscal 2000 and $178,338 for fiscal 1999.

The Company in recent years has financed a portion of its operations by the sale of the Company's common stock in private placement transactions. In 2001, we raised $57,000 from private placements of common stock, compared to $285,000 in 2000 and $171,499 in 1999.

The overall changes in all activity related to our cash flows in 2001 were directly related to the difference in the size of projects in 2001 compared to the projects in 2000. In 2000 we had large expenditures (compared to other years) for drilling the Ekho #1 well, for which the funds were largely raised in 1999.

Liquidity

The recoverability of the Company's oil and gas properties is dependent of future events, including obtaining adequate financing for its exploration and development program, the successful completion of its planned drilling program, and the achievement of a level of operating revenues that is sufficient to support the Company's cost structure. At various times during the life of the Company to date, it has been necessary for the Company to raise additional capital through private placements of equity financing. When such a need has arisen, the Company has met it successfully. It is management's belief that it will continue to be able to meet its needs for additional capital as such needs arise in the future. Tri-Valley Corporation's needs for additional financing may include the following:

  Additional capital may be required to pay for Tri-Valley Corporation's share of costs relating to the drilling prospects and development of those that are successful, and to acquire additional oil and gas leases. The total amount of the Company's capital needs will be determined in part by the number of prospects generated within its exploration program and by the working interest that the Company retains in those prospects.

Should the Company choose to make an acquisition of producing oil and gas properties, it is likely that such an acquisition would require that some portion of the purchase price be paid in cash, and thus would create need for additional capital. Additional capital could be obtained from a combination of funding sources. The potential funding sources include:

  Cash flow from operating activities,

  Borrowings from financial institutions,

  Debt offerings, which could increase the Company's leverage and add to its need for cash to service such debt,

  Additional offerings of the Company's equity securities, which would cause dilution of its common stock,

  Sales of portions of its working interest in the prospects within its exploration program, which would reduce future revenues from its exploration program,

  Sale to an industry partner of a participation in the Company's exploration program,

  Sale of all or a portion of the Company's producing oil and gas properties, which would reduce future revenues.

Tri-Valley's ability to raise additional capital will depend on the results of its operations and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, there can be no assurances that capital will be available to the Company from any source or that, if available, it will be on terms acceptable to the Company.

ITEM 8: FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
INDEX

Page(s)

Report of Independent Auditor	15

Consolidated Balance Sheets at December 31, 2001 and 2000	16

Consolidated Statements of Operations for the Years Ended
December 31, 2001, 2000 and 1999	17

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2001, 2000 and 1999	18

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2001, 2000 and 1999	19

Notes to Consolidated Financial Statements	20-32

Supplemental Information about Oil and Gas Producing
Activities (Unaudited)	33-35

REPORT OF INDEPENDENT AUDITOR

The Board of Directors
Tri-Valley Corporation
Bakersfield, California

We have audited the accompanying consolidated balance sheets of Tri-Valley Corporation as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects the financial position of Tri-Valley Corporation at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

BROWN ARMSTRONG RANDALL PAULDEN

McCOWN HILL STARBUCK & KEETER

ACCOUNTANCY CORPORATION

Bakersfield, California
February 13, 2002

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
ASSETS
Current Assets
Cash	$911,913	$1,373,570
Accounts receivable, trade	107,225	818,361
Prepaid expenses	12,029	12,029

Total Current Assets	1,031,167	2,203,960

Property and Equipment, Net (Notes 1 and 2)	2,010,457	1,357,959

Other Assets
Deposits	104,705	100,105
Note receivable (Note 9)	-	125,000
Investments in partnerships (Note 1)	9,101	29,059
Goodwill (net of accumulated amortization of $221,439 and
$210,593 at December 31, 2001 and 2000, respectively) (Note 1)	212,414	223,260
Other	13,913	13,914

Total Other Assets	340,133	491,338

TOTAL ASSETS	$3,381,757	$4,053,257

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable (Note 3)	$8,265	$10,672
Trade accounts payable	297,001	581,017
Amounts payable to joint venture participants	59,631	540,142
Advances from joint venture participants, net (Note 1)	2,654,713	2,517,737

Total Current Liabilities	3,019,610	3,649,568

Long-Term Portion of Notes Payable (Note 3)	8,371	12,038

Shareholders' Equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 19,689,748 and 19,554,748 issued and outstanding
at December 31, 2001 and 2000, respectively	19,690	19,555
Less: common stock in treasury, at cost, 179,42 and 179,425
shares at December 31, 2001 and 2000, respectively	(21,913)	(21,913)
Capital in excess of par value	8,746,653	8,666,688
Accumulated deficit	(8,390,654)	(8,272,679)

Total Shareholders' Equity	353,776	391,651

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,381,757	$4,053,257

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
		2001		2000		1999

Revenues
Sale of oil and gas		$1,446,308		$891,774		$444,429
Royalty income		6,952		11,406		4,699
Partnership income		203,005		140,833		73,463
Gain on sale of property		-		154,760		77,434
Interest income		23,597		99,234		32,353
Sale of oil and gas prospects		218,426		863,500		1,792,291
Other income		231,899		35,862		261,460

Total Revenues		2,130,187		2,197,369		2,686,129

Costs and Expenses
Mining exploration costs		223,643		162,741		193,069
Oil and gas leases		91,440		72,213		155,237
Well workover		240,718		37,786		4,086
Severed acreage		174		1,026		16,195
Cost of oil and gas prospects sold		508,821		784,710		1,060,761
General and administrative		1,117,643		1,931,105		1,002,258
Depreciation, depletion and amortization		60,962		57,400		76,280
Interest		4,761		19,730		17,492
Well write-off		-		490,921		-
Impairment of acquisition costs		-		-		148,334

Total Costs and Expenses		2,248,162		3,557,632		2,673,712

Net Income (Loss) before Income Taxes		(117,975)		(1,360,263)		12,417

Tax Provision (Note 5)		-		-		-

Net Income (Loss)		$(117,975)		$(1,360,263)		$12,417

Basic Earnings (Loss) per Common Share		$-		$(.07)		$-

Diluted Earnings (Loss) per Common Share	$	N/A	$	N/A	$	N/A

Weighted Average Number of Shares Outstanding		$19,495,693		$19,293,188		$18,957,278

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY

	Total			Capital in
	Common	Treasury		Excess of	Accumulated	Treasury	Shareholders'
	Shares	Shares	Par Value	Par Value	Deficit	Stock	Equity

Balance at
December 31, 1998,
as restated	19,088,248	172,925	$ 19,088	$ 8,177,655	$ (6,924,833)	$ (41,061)	$ 1,230,849

Issuance of common stock	213,000	-	213	171,287	-	-	171,500
Treasury shares acquired	-	6,500	-		-	(4,102)	(4,102)
Stock issuance costs	-	-	-	(4,500)	-	-	(4,500)
Net Income	-	-	-	-	12,417	-	12,417

Balance at
December 31, 1999,
as restated	19,301,248	179,425	19,301	8,344,462	(6,912,416)	(45,163)	1,406,164

Issuance of common stock	253,500	(15,500)	254	373,396	-	23,250	396,900
Stock issuance costs	-		-	(51,150)	-	-	(51,150)
Net income (loss)	-	-	-	-	(1,360,263)	-	(1,360,263)

Balance at
December 31, 2000,
as restated	19,554,748	163,925	19,555	8,666,688	(8,272,679)	(21,913)	391,651

Issuance of common stock	135,000		135	79,965	-	-	80,100
Stock issuance costs	-		-	-	-	-	-
Net income (loss)	-	-	-	-	(117,975)	-	(117,975)

Balance at
December 31, 2001	19,689,748	163,925	$ 19,690	$ 8,746,653	$ (8,390,654)	$ (21,913)	$ 353,776

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(117,975)	$(1,360,263)	$12,417
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Depreciation, depletion, and amortization	60,962	57,400	76,280
(Gain) on sale of property	-	(154,760)	(77,434)
Non-employee stock compensation	23,100	88,650	-
Impairment, dry hole and other disposals of property
and equipment	-	-	164,529
Changes in operating capital:
(Increase) decrease in accounts receivable	711,136	(663,177)	152,389
Increase in prepaids	-	(10,000)	-
Increase in deposits and other assets	(4,600)	(1,375)	(28,992)
Increase (decrease) in trade accounts payable	(284,016)	189,915	(191,431)
Increase (decrease) in amounts payable to joint venture
participants and related parties	(480,511)	444,156	(154,390)
Increase (decrease) in advances from j.v. participants	136,976	(5,359,863)	7,742,568

Net Cash Provided (Used) by Operating Activities	45,072	(6,769,317)	7,695,936

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on notes receivable	125,000	-	-
Proceeds from sale of property	-	154,760	80,000
Capital expenditures	(702,613)	(293,489)	(91,713)
(Investment in) distribution from partnerships	19,958	(17,053)	(1,320)

Net Cash Used by Investing Activities	(557,655)	(155,782)	(13,033)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(6,074)	(8,900)	(5,134)
Proceeds from issuance of common stock	134	274	192
Additional paid in capital	56,866	284,726	171,307
Purchase of treasury stock	-	-	(4,102)
Sale of treasury stock	-	23,250	-
Proceeds from loan	-	-	18,575
Stock issuance costs	-	(51,150)	(4,500)

Net Cash Provided by Financing Activities	50,926	248,200	176,338

Net Increase (Decrease) in Cash and Cash Equivalents	(461,657)	(6,676,899)	7,859,241

Cash at Beginning of Year	1,373,570	8,050,469	191,226

Cash at End of Year	$911,913	$1,373,570	$8,050,469

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$4,761	$19,730	$17,492

Income taxes paid	$-	$15,756	$4,662

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001, 2000 AND 1999

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

History and Business Activity

The Company has been historically an oil and gas exploration and production company, emphasizing the Sacramento Valley natural gas province and is now also very active in the south San Joaquin Valley. In the fiscal year 1987, the Company added precious metals exploration. The Company conducts its oil and gas business primarily through its wholly owned oil and gas subsidiary, Tri-Valley Oil & Gas Company ("TVOG"). TVOG is engaged in the exploration, acquisition and production of oil and gas properties. At present, the precious metals exploration activities are conducted directly by the parent, Tri-Valley Corporation ("TVC"). TVC has traditionally sought acquisition or merger opportunities within and outside of petroleum and mineral industries.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

periodically. Factors used in the evaluation include the Company's ability to raise capital as a public company and anticipated cash flows from operating and non-operating mineral properties.

Drilling Agreements/Joint Ventures

Tri-Valley frequently participates in drilling agreements whereby it acts as operator of drilling and producing activities. As operator, TVOG is liable for the activities of these ventures. The Company typically owns a carried interest and/or overriding royalty interest in such ventures, earning a working interest at payout.

Receivables from and amounts payable to these related parties (as well as other related parties) have been segregated in the accompanying financial statements. In the event the Company has expended funds for a project in an amount greater than the original contribution from investors, the Company cash-calls the participants for additional funds. Excess project funding is held until it is determined that no further requirement exists for abandonment or plugging back of project wells, at which time the funds are refunded. In 2000, the Company expensed $490,921 worth of joint venture project costs attributed to a dry hole project.

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

Oil and Gas Property and Equipment (Successful Efforts)

The Company accounts for its oil and gas exploration and development costs on the successful efforts method. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and complete exploratory wells that find proved reserves and to drill and complete development wells are capitalized. Exploratory dry-hole costs, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed when incurred, except those GGLA expenditures incurred on behalf of joint venture drilling projects, which the Company defers until the GGLA is sold at the completion of project funding. Expenditures incurred in drilling exploratory wells are accumulated as work in process until the Company determines whether the well has encountered commercial oil and gas reserves. If the well has encountered commercial reserves, the accumulated cost is transferred to oil and gas properties; otherwise, the accumulated cost, net of salvage value, is charged to dry hole expense. If the well has encountered commercial reserves but cannot be classified as proved within one year after discovery, then the well is considered to be impaired, and the capitalized costs (net of any salvage value) of drilling the well are charged to expense. In 1999, 2000, and 2001 there was no impairment of exploratory well costs. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method based upon estimated proved developed reserves.

The Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The provisions of SFAS 121 are applicable to proved properties and our costs of wells and related equipment. Periodically, if there is a large decrease in oil and gas reserves or production on a property, or if a dry hole is drilled on or near one of its properties the Company will review the properties for impairment. SFAS 121 also established guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. If the carrying amount exceeds the undiscounted future net revenues, an impairment is recognized equal to the difference between the

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Property and Equipment (Successful Efforts) (Continued)

carrying value and the discounted estimated future net revenues of that property, which closely reflects fair market value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows. In the case of the Company, this results in a field by field impairment review.

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

Gold Mineral Property

The Company has invested in several gold mineral properties with exploration potential. All mineral claim acquisition costs and exploration and development expenditures are charged to expense as incurred. We capitalize acquisition and exploration costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer).

Change in Accounting for Well Database Costs

Effective December 31, 1998, the Company changed its method of accounting for the costs of 2D Seismic studies. Previously the Company capitalized these costs as inventoriable expenditures recoverable by sale or by development. Portions of the database used for Company projects have been capitalized as part of the carrying costs of proved properties. The Company has evaluated whether it is appropriate to report these costs as inventoriable expenditures and has determined that these costs are more appropriately reported as exploration geological and geophysical to be expensed when incurred. Accordingly, the Company has restated its financial statements to reflect the effect of expensing these costs at the time of acquisition prior to fiscal 1999. The restatement had no effect on basic or diluted earnings per share for 1999 and 2000 as previously reported.

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

Accounting Pronouncements

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill. SFAS 141 also requires unallocated negative goodwill (in a case where the purchase price is less than fair market value of the acquired assets) to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to 40 years.

Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142. Statement No. 141 will require, upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (Continued)

business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. In connection with the transitional goodwill impairment evaluation, Statement No. 142 will require the Company to perform an assessment, by reporting unit, of whether there is an indication that goodwill is impaired as of the date of adoption. Management believes the Company has one reporting unit. The Company will then have up to six months from the date of adoption to determine the fair value of its reporting unit and compare it to the reporting unit's carrying amount. To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. SFAS 142 is effective for the fiscal year beginning January 1, 2002. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $212,414 all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $10,846 per year for the fiscal years 2001, 2000, and 1999. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets such as wells and production facilities. SFAS 143 guidance covers (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations or cash flows.

In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

NOTE 2 - PROPERTY AND EQUIPMENT

Oil and gas properties, and equipment and fixtures consist of the following:
	December 31,
	2001	2000

Oil and Gas - California
Proved properties, net of accumulated
depletion of $562,311, $525,916, and $496,282 at
December 31, 2001, 2000 and 1999, respectively	$190,396	$226,790
Unproved properties	1,692,702	990,089

Total Oil and Gas Properties	1,883,098	1,216,879

Other Property and Equipment
Land	12,281	12,281
Building, net of accumulated depreciation
$10,623, $9,495 and $8,367 at December 31,
2001, 2000 and 1999, respectively	39,771	40,899
Transmission Tower	45,000	45,000
Office equipment, vehicle, and leasehold
improvements net of accumulated depreciation
of $151,195, $142,348 and $125,427 at
December 31, 2001, 2000 and 1999, respectively	30,307	42,900

Total Other Property and Equipment	127,359	141,080

Property and Equipment (Net)	$2,010,457	$1,357,959

NOTE 3 - NOTES PAYABLE
	December 31,
	2001	2000

Note payable to National Bank of Alaska dated
August 27, 1992; secured by property; payable
in monthly installments of $539 including
interest. Interest rate at 12.00%, December 31,
2000, and December 31, 1999.	$-	$2,706

Note payable to Imperial Premium Finance, Inc.,
dated June 9, 1997; secured by contractual policy;
interest at 12.00%; payable in monthly installments
of $680 including interest.	4,574	4,574

Note payable to Union Bank, dated January
15, 2000; secured by a vehicle; interest at 8.5%;
payable in 60 monthly installments of $380.	12,062	15,430

	16,636	22,710
Less current portion	8,265	10,672

Long-Term Portion of Notes Payable	$8,371	$12,038

NOTE 3 - NOTES PAYABLE (Continued)

Maturities of long-term debt for the years subsequent to December 31, 2001 are as follows:
Year Ended
December 31,

2002	$ 8,265
2003	4,017
2004	4,354

$ 16,636

Employee Stock Options

The Company has a qualified and a nonqualified stock option plan which provides for the granting of options to key employees, consultants, and nonemployee directors of the Company. The option price, number of shares and grant date are determined at the discretion of the Company's board of directors. Options granted under the plans are exercisable immediately, however, the plan expires in August 2008.

The Company has elected to account for the stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued for Employees," and related interpretations. Accordingly, no compensation expense has been recognized for the stock option plans.

The fair value of each option grant is estimated on the date of grant the Black-Scholes American option-pricing model with the following weighted-average assumptions used for grant in 2001, 2000 and 1999, respectively. Expected life of 6, 7, and 8 years for 2001, 2000 and 1999, respectively, no expected dividends, expected volatility of 82.91 percent for 2001, 89.28 and 89.97 percent for 2000, and 84.02 and 82.05 for 1999 and risk-free interest rates of 4.85, 5.25, and 7.25 percent, respectively.

A summary of the status of the Company's fixed stock option plan as of December 31, 2001 and 2000, and changes during the years ending on those dates is presented below:
	2001		2000		1999
		Weighted-Average		Weighted-Average		Weighted-Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Fixed Options

Outstanding at beginning of year	2,644,000	$1.20	1,248,000	$0.77	660,000	$ .71
Granted	700,000	$1.35	1,410,000	$1.57	600,000	$ .63
Exercised	(115,000)	$0.50	(14,000)	$0.50	(18,000)	$ .50
Canceled	-		-		-

Outstanding at end of year	3,229,000	$1.26	2,644,000	$1.20	1,248,000	$ .77

Options exercisable at year-end	3,229,000		2,644,000		1,248,000

Weighted-average fair value of options granted during the year	$ 1.02		$ 1.30		$ .53

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2001:
	Options Outstanding and Exercisable
		Weighted-Average
	Number Outstanding	Remaining	Weighted-Average
Range of Exercise Prices	at December 31, 2001	Contractual Life	Exercise Price

$.50 - $2.43	3,229,000	6.65	$ 1.26

A summary of option transactions during the years ended December 31, 2001, 2000, and 1999 is presented below:
	Number	Weighted-Average
	of Shares	Exercise Price

Outstanding at December 31, 1998	666,000	$ 0.71

Issued	600,000	0.63
Exercised	(18,000)	0.50

Outstanding at December 31, 1999	1,248,000	0.77

Issued	1,410,000	1.57
Exercised	(14,000)	0.50

Outstanding at December 31, 2000	2,644,000	1.20

Issued	700,000	1.35
Exercised	(115,000)	0.50

Outstanding at December 31, 2001	3,229,000	1.26

Exercisable at December 31, 2001	3,229,000	1.26

Available for Issuance at December 31, 2001	290,000

Beneficial Owners

The following is known to the Company to be the only beneficial owner of 5% or more of the Company's outstanding common stock at December 31, 2001:
	Ownership Shares	Percentage
F. Lynn Blystone	1,325,264	6.4%
Dennis Vaughan	1,009,200	5.1%

Partnerships

Tri-Valley is a general partner and operator of the Tri-Valley Oil & Gas Exploration Programs 1971-1 and Martins-Severin Partnerships. The Company accounts for these partnerships on the equity method. Income derived from these activities follows:
	December 31,	December 31,	December 31,
	2001	2000	1999
Partnership income, net of expenses	$ 203,005	$ 140,833	$ 73,463

NOTE 5 - INCOME TAXES

At December 31, 2001, the Company had available net operating loss carry forwards for financial statements and federal income tax purposes of approximately $1,400,000. These loss carryforwards expire between 2001 and 2014.

The components of the net deferred tax assets were as follows:
	December 31,	December 31,	December 31,
	2001	2000	1999

Deferred Tax Assets:
Net operating loss carryforwards	$606,550	$802,644	$1,160,000
Statutory depletion carryforwards	291,276	259,233	215,000

Total Deferred Tax Assets	897,826	1,061,877	1,375,000
Valuation Allowance	(897,826)	(1,061,877)	(1,375,000)

Net Deferred Tax Assets	$-	$-	$-

A full valuation allowance has been established for the deferred tax assets generated by net operating loss and statutory depletion carryforwards due to the uncertainty of future utilization.

NOTE 6 - MAJOR CUSTOMERS

Oil and Gas

The Company received in excess of 10% of its oil and gas revenue from various sources as follows:
	A	Other
Period Ended:
December 31, 1999	$ 491,573	$ 31,018

December 31, 2000	$ 994,553	$ 50,460

December 31, 2001	$ 1,597,771	$ 58,494

Substantially all oil and gas sales have occurred in the northern California gas market.

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

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 2001, 2000, and 1999:

NOTE 7 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas	Precious Metals	Total
Year Ended December 31, 2001

Revenues from External Customers	$1,656,265	$-	$1,656,265

Interest Revenue	$23,597	$-	$23,597

Interest Expense	$4,761	$-	$4,761

Expenditures for Segment Assets	$702,613	$-	$702,613

Depreciation, Depletion, and Amortization	$60,962	$-	$60,962

Total Assets	$3,381,757	$-	$3,381,757

Net Income (Loss)	$105,668	$(223,643)	$(117,975)

Year Ended December 31, 2000

Revenues from External Customers	$1,044,013	$-	$1,044,013

Interest Revenue	$99,234	$-	$99,234

Interest Expense	$19,730	$-	$19,730

Expenditures for Segment Assets	$293,489	$-	$293,489

Depreciation, Depletion, and Amortization	$57,400	$-	$57,400

Total Assets	$4,053,257	$-	$4,053,257

Net Income (Loss)	$(1,197,522)	$(162,741)	$(1,360,263)

Year Ended December 31, 1999

Revenues from External Customers	$522,591	$-	$522,591

Interest Revenue	$32,353	$-	$32,353

Interest Expense	$17,492	$-	$17,492

Expenditures for Segment Assets	$91,713	$-	$91,713

Depreciation, Depletion, and Amortization	$76,280	$-	$76,280

Total Assets	$9,802,463	$-	$9,802,463

Net Income (Loss)	$205,486	$(193,069)	$12 ,417

NOTE 8 - COMMON STOCK

During 2001 we issued the following shares of common stock without registration under the Securities Act of 1933. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

- One director and one former employee exercised options to purchase 16,000 common shares at $0.50 each.

- One individual, Edgar L. Moss, exercised options (purchased from a former employee in 2000) to purchase 99,000 common shares at $0.50 per share.

- We issued 10,000 shares to Trans Seismic International for services. The closing market price of our common stock on the date we awarded these shares (February 27, 2001) was $1.44.

- We issued 10,000 shares to TVOG president, Joseph R. Kandle, for services. The closing market price of our common stock on the date we awarded these shares (April 9, 2001) was $0.87.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Litigation

During the year ended 1997, the Company filed an action against an unrelated Corporation (defendant) for breach of contract, declaratory relief, breach of confidence, deceit, negligent misrepresentation, interference with prospective economic advantage, unfair competition, and constructive trust. The matter proceeded to trial on January 19, 1999, and resulted in a judgement for defendants. The defendants filed a motion to recover their attorney fees and were successful in this motion. In November 2000, the matter was settled and the Company paid $600,000, which is included in general and administrative expenses as reported in results of operations for the year ended December 31, 2000.

On May 7, 1997, the Company loaned $125,000 to a telecommunications partnership, Third Mobile of Central New York, which the Company had contemplated acquiring. Subsequently, the Company learned that this partnership listed its assets as belonging to a different partnership, Central New York Systems, whom had filed Chapter 11 bankruptcy in Sacramento, CA. The Company filed a motion to force the issue of ownership of the assets and in December 2001, the Company received $200,000 plus related equipment in full satisfaction of this receivable.

Mining Activities

On March 22, 1999, the Company and Placer Dome U.S., Inc. (PDUS), executed a definitive agreement for PDUS to explore approximately 36 square miles of the Company's then 61.5-square mile claim block at Richardson, Alaska. Terms of the agreement called for PDUS to expend a minimum of $6.5 million in work on the property and partially reimburse the Company for some of its previous exploration, all within five years, in order for PDUS to earn 51% interest in the property. The Company received payments from PDUS totaling $225,000 during 1999, which was reported as other revenue. After spending $750,000, PDUS terminated this agreement on September 18, 2000, and the 36 square miles has reverted back to the Company. Kennecott Exploration has signed a confidentiality/non-compete agreement on Tri-Valley's entire claim block plus another 50 square miles surrounding.

Contingencies

The Company is subject to possible loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and potential obligations to investigate the effects of the release of certain hydro-carbons or other substances at various sites; to remediate or restore these sites; and to compensate others for

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies (Continued)

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

Natural Gas Contracts

The Company sells its gas under three separate gas contracts. Each of the contracts is effective for a twelve month period and are renegotiated annually. During 1999, 2000, and 2001, the Company sold all of its produced gas under these agreements. The terms of the agreements are identical among the contracts. During 2001, the terms of the agreements were as follows: 100% percent of the produced gas was purchased at the monthly spot price, which is the PG&E Citygate price. During 2000, the terms of the agreements were as follows: Sixty percent of the produced gas was purchased at a fixed price of $2.35, the remaining forty percent was purchased at the monthly spot price, which is the PG&E Citygate price. During 1999, the terms of the agreement were as follows: Sixty percent of the produced gas was purchased at a fixed price of $2.15, the remaining forty percent was purchased at the monthly spot price.

Joint Venture Advances

As discussed in Note 1, the Company receives advances from joint venture participants which represent funds raised to drill exploratory wells. The Company receives a carried working interest if the well is successfully drilled and completed. The Company acts as both the fiduciary agent and Operator during the period required to drill and equip the well, and as Operator while the well is produced. The Company is obligated to use these funds for expenditures of the joint venture prospect. The joint venture agreements specify that the Company must drill the subject well or substitute another prospect. Some agreements require that the interest earned on joint venture advances be credited to the project account. Expenditures of the projects are charged directly against the obligation.

The balance of the joint venture advance represents the sum of amounts contributed for drilling prospects, net of expenditures for the projects. Residual project balances are held until the Company makes a final determination concerning any remedial obligations of the joint venturers. The balance at December 31, 2001 consists primarily of the following projects:

Ekho

The Ekho project was originally a three-well project which commenced February 7, 2000 with the first well. The first well has been drilled to its target depth of just over 19,000 feet. The original majority joint interest partners were unable to fulfill their obligations to continue to fund well completion activities. The Company is currently seeking substitute partners in order to raise funds to fracture and complete the well. Ekho joint venture project status at December 31, 2001, which is included in the joint venture advance, is as follows:

Total Ekho joint venture contributions	$ 9,137,403
Total Ekho joint venture expenditures	$ 8,535,903
Interest credited to the joint account	$ 185,485

Sunrise

The Sunrise project is a potential 40 - well project which commenced December 2000. The initial well was completed January 2001 and is not capable of commercial production since recent technological advances indicate

NOTE 9 - COMMITMENTS AND CONTINGENCIES (Continued)

horizontal wells that are hydraulically fractured wells are required to achieve commercial production rates. The next phase is a planned 4-well delineation package, in which the Company will be carried. The summary of Sunrise project is as follows:

Total Sunrise joint venture contributions	$ 1,250,790
Total Sunrise joint venture expenditures	$ 1,203,457

Sonata

The Sonata project is a four-well project which commenced capital formation in late 2000. In 2001, the Company drilled the first of four wells; the well was deemed to be non-commercial, and will be plugged and abandoned. The summary of the balance of the Sonata project is as follows:

Total Sonata joint venture contributions	$ 1,751,800
Total Sonata joint venture expenditures	$ 315,422

Leases

The Company leases its office space on a three-year lease from 8/1/01 to 7/31/06.

Stock Sale Agreement

Effective February 6, 2002, the Company completed a Securities Act registration of 8,500,000 shares of its common stock to be sold to Swartz Private Equity, LLC ("Swartz") under an Investment Agreement dated September 13, 2001 for a total value of up to $15,000,000, subject to a formula based on the Company's stock price and trading volume, over a three year period beginning from the effective date of the registration. The Company may also receive an additional $1,210,000 from sales to Swartz on the exercise of outstanding warrants. The proceeds of the sale will be used to finance property acquisition and development, for working capital, and to pay the expenses of the offering.

Under the Investment Agreement with Swartz, when the common shares are sold to Swartz the Company will receive the lesser of (1) 93% of the market price for the Company's stock or (2) the market price minus $0.12 per share. The number of shares sold to Swartz may not exceed 15% of the aggregate trading volume during the twenty trading days following the date the Company invokes a put right, and is subject to other volume limitations.

Common Stock Warrants

On April 20, 2001, the Company issued 500,000 common stock warrants to Swartz Private Equity, LLC. The warrants are exercisable at $2.42 per warrant and expire on April 20, 2006.

TRI-VALLEY CORPORATION
SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING
ACTIVITIES (UNAUDITED)

The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by the Company located solely in the United States.

Disclosures of oil and gas reserves which follow are based on estimates prepared by independent engineering consultants for the years ended December 31, 2001, 2000, and 1999. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:
	December 31,	December 31,	December 31,
	2001	2000	1999

Aggregate capitalized costs:
Proved properties	$752,706	$752,706	$696,386
Unproved properties	1,692,702	990,089	762,521
Accumulated depletion, depreciation and amortization	(562,310)	(525,916)	(496,282)

Net Capitalized Assets	$1,833,098	$1,216,879	$962,625

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:
	December 31,	December 31,	December 31,
	2001	2000	1999

Acquisition of producing properties and productive and
non-productive acreage	$-	$56,320	$80,398

Exploration costs	$702,613	$227,568	$14,000

Results of operations from oil and gas producing activities

The results of operations from oil and gas producing activities are as follows:
	December 31,	December 31,	December 31,
	2001	2000	1999

Sales to unaffiliated parties	$1,656,265	$1,045,013	$521,271
Production costs	(332,160)	(601,946)	(175,518)
Depletion, depreciation and amortization	(38,388)	(29,634)	(51,596)

	1,285,717	413,433	294,157
Income tax expense	(461,867)	(144,489)	(103,431)

Results of operations from activities before
extraordinary items (excluding corporate
overhead and interest costs)	$823,850	$268,944	$190,726

Changes in estimated reserve quantities

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2001, 2000, and 1999, and changes in such quantities during each of the years then ended, were as follows:
	December 31, 2001		December 31, 2000		December 31, 1999
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved developed and undeveloped reserves:
Beginning of year	299	1,842,672	185	1,540,004	234	1,434,499
Revisions of previous estimates extensions,
discoveries and other additions	(121)	72,477	164	551,679	70	315,838
Production	(14)	(230,392)	(50)	(249,011)	(119)	(210,333)

End of year	164	1,684,757	299	1,842,672	185	1,540,004

Proved developed reserves:
Beginning of year	299	1,842,672	185	1,540,004	234	1,434,499

End of year	164	1,684,757	299	1,842,672	185	1,540,004

Standardized measure of discounted future net cash flows relating to proved oil and gas reserves

A standardized measure of discounted future net cash flows is presented below for the year ended December 31, 2001, 2000, and 1999.

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
	December 31, 2001	December 31, 2000	December 31, 1999

Future cash in flows	$ 4,231,473	$ 25,127,878*	$ 3,265,995
Future production and development costs	(1,293,017)	(1,975,633)	(875,081)
Future income tax expenses	(430,547)	(7,951,963)	(122,128)

Future net cash flows	2,507,909	15,200,282	2,268,786
10% annual discount for estimated timing of cash flows	1,502,899	6,716,556	1,051,537

Standardized measure of discounted future net cash flow	$ 1,005,010	$ 8,483,726	$ 1,217,249

* Refer to the following table for analysis in changes in standardized measure.

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

Changes in standardized measure of discounted future net cash flow from proved reserve quantities (Continued)
	December 31,	December 31,	December 31,
	2001	2000	1999

Standardized measure - beginning of period	$ 8,483,726	$ 1,217,249	$ 1,178,295

Sales of oil and gas produced, net of production costs	(60,294)	(443,067)	(260,215)
Revisions of estimates of reserves provided in prior years:
Net changes in prices	(1,336,765)	10,411,028	40,691
Revisions of previous quantity estimates	(295,610)	3,186,723	354,958
Extensions and discoveries	495,354	694,792	-
Purchases of minerals in place	-	842,668	-
Accretion of discount	117,937	1,306,674	221,930
Changes in production rates (timing) and other	1,122,078	(902,506)	(381,372)
Net change in income taxes	(7,521,416)	(7,829,835)	62,962

Net increase (decrease)	$ (7,478,716)	7,266,477	38,954

Standardized measure - end of period	$ 1,005,010	$ 8,483,726	$ 1,217,249

PART III

ITEM 9. Directors and Executive Officers of the Registrant

All directors of the Company serve one year terms from the time of their election to the time their successor is elected and qualified. The following information is furnished with respect to each director and executive officer:
		Year First
		Became Director or
Name of Director	Age	Executive Officer	Position With Company

F. Lynn Blystone	66	1974	President, CEO, Director, TVC
			CEO and Director, TVOG
			President, CEO, Director, TVPC

Dennis P. Lockhart(1)	55	1982	Director

Milton J. Carlson(1)	71	1985	Director

Earl H. Biestline	85	1992	Director

Loren J. Miller(1)	57	1992	Director

C. Chase Hoffman	79	2000	Director

Thomas J. Cunningham	59	1997	Treasurer, Chief Financial Officer and
			Secretary, TVC, TVOG, and TVPC

Joseph R. Kandle	59	1999	President, TVOG

(1)- Member of Audit Committee
F. Lynn Blystone - 66	President and Chief Executive Officer of Tri-Valley Corporation and Tri-Valley Power Corporation, and CEO of Tri-Valley Oil & Gas Company, which are two wholly owned subsidiaries of Tri-Valley Corporation, Bakersfield, California	1974

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

Dennis P. Lockhart - 55	Director	1982

Mr. Lockhart is currently associated with Zephyr Management L.P., a global investment firm headquartered in New York. Mr. Lockhart was until recently a senior officer and director of Heller Financial Inc. and President of Heller's international subsidiary which operates in 18 countries. Heller Financial is a NYSE company active in various lines of commercial finance. He was president of Heller International Group from 1988 through 2001. Prior to 1988, Mr. Lockhart was an officer of Citicorp/Citibank and held a number of corporate banking and management positions in the U.S. and overseas. He is a graduate of Stanford University and The John Hopkins University School of Advanced International Studies. He also attended the Senior Executive Program at the Sloan School of Management, Massachusetts Institute of Technology.

Milton J. Carlson - 71	Director	1985

Since 1989, Mr. Carlson has been a principal in Earthsong Corporation, which, in part, consults on environmental matters and performs environmental audits for government agencies and public and private concerns. Mr. Carlson attended the University of Colorado at Boulder and the University of Denver.

Loren J. Miller, CPA - 57	Director	1992

Mr. Miller has served in a treasury and other senior financial capacities at the Jankovich Company since 1994. Prior to that he served successively as vice president and chief financial officer of Hershey Oil Corporation from 1987 to 1990 and Mock Resources from 1991 to 1992. Prior to that he was vice president and general manager of Tosco Production Finance Corporation from 1975 to 1986 and was a senior auditor the accounting firm of Touche Ross & Company from 1968 to 1973. He is experienced in exploration, production, product trading, refining and distribution as well as corporate finance. He holds a B.S. in accounting and a M.B.A. in finance from the University of Southern California.

Earl H. Beistline, LLD. - 85	Director	1992

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

C. Chase Hoffman - 79	Director	2000

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

Thomas J. Cunningham - 59	Secretary, Treasurer and Chief Financial Officer of Tri-Valley Corporation, and its wholly owned subsidiaries, Tri-Valley Oil & Gas Company and Tri-Valley Power Corporation, Bakersfield, California	1997

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

Joseph R. Kandle - 59	President and Chief Operating Officer Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	1998

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

Subsequent Events

Effective March 18, 2002, Dr. Earl H. Beistline, who has decided to reduce his overall activities, resigned as a member of Tri-Valley Corporation's board of directors. Mr. Beistline, 85, has served as a director since 1992.

Dr. Harold J. Noyes has been appointed to fill the vacancy created by Dr. Beistline's resignation. Since August 2000, he has been president of H.J. Noyes and Associates, Inc., a firm that provides consulting and business development for the minerals industry. He has also been serving since October 2001 as vice president, marketing and business development for Black Street Investments, Inc., a money management and investment advisory firm. From 1997 to 2000 he was president of North Star Exploration, Inc. He was manager, resource development for Doyon Limited from 1983 to 1997. Dr. Noyes graduated from the University of Minnesota Magna Cum Laude in geology and took his Ph.D in geology and geochemistry at the Massachusetts Institute of Technology. Later he earned a Masters in Business Administration at the University of Chicago.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and must furnish the Company with copies of all such reports they file. Based solely on the information furnished to the Company, we believe that no person failed to file required Section 16(a) reports on a timely basis during or in respect of 2001.

ITEM 10. Executive Compensation

The following table summarizes the compensation of the chairman of the board and the president of the Company and its subsidiaries, F. Lynn Blystone (the "Named Officer"), for the fiscal year ended December 31, 2001, 2000, and 1999.

The Board of Directors (excluding Mr. Blystone) served as the compensation committee for fiscal year 2001.
Long Term
Compensation
		Annual Compensation		Awards
(a)	(b)	( c )	(d)	(e)
			Other	Securities
Name	Period Covered	Salary	Compensation	Underlying Options

F. Lynn	FYE 12/31/01	$115,250 (1)
Blystone, CEO	FYE 12/31/00	$105,720 (2)
	FYE 12/31/99	$ 97,712 (3)

(1) Includes a bonus of $16,250 for 2001.

(2) Includes value of 5,000 common shares issued on April 3, 2000, pursuant to Mr. Blystone's employment contract, with a fair market value of $9,850 ($1.97 per share).

(3) Includes value of 5,000 common shares issued on June 19, 1999, pursuant to Mr. Blystone's employment contract, with a fair market value of $2,000 ($0.40 per share).

Employment Agreement with Our President

We have an employment agreement with F. Lynn Blystone, our President and Chief Executive Officer, which ends in August 2002, and is automatically renewable for three one-year periods after 2002, unless we terminate the agreement by giving him 90 days written notice. The base salary amount is $99,000 per year plus 5,000 shares of our common stock at the end of each year of service. Mr. Blystone is also entitled to a bonus (not to exceed $25,000) equal to 10% of net operating cash flow before taxes, including interest income and excluding debt service. Mr. Blystone is also entitled to a bonus of 4% of the company's annual net after-tax income. The total of the bonuses from cash flow and net income may not exceed $50,000 per year.

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

We carry key man life insurance of $500,000 on Mr. Blystone's life.

Aggregated 2001 Option Exercises and Year-End Values

The following table summarizes the number and value of all unexercised stock options held by the Named Officer and the Directors at the end of 2001.

( a )	(b)	(c)	(d)	(e)
			Number of Securities	Value of Unexercised In-
			Underlying Unexercised	The-Money Options/SARs
			Options/SARs at FY-End (#)	at FY-End ($)*
Shares Acquired
Name	On Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

F. Lynn Blystone	1,000		$894,000/0	$/0

*Based on a fair market value of $1.60 per share, which was the closing bid price of the Company's Common Stock in the NASD National Market System on December 31, 2001.

Compensation of Directors

The Company compensates non-employee directors for their service on the board of directors.

On October 22, 2001, each non-employee director received 50,000 stock options with an exercise price of $1.35 based on the closing market price on October 22, 2001. All of these options expire on August 22, 2008.

The following table sets forth information regarding the cash compensation paid to outside directors in 2001.

(a)	(b)
Name	Fees

Earl Beistline	$1,950

Milton Carlson	$2,900

Dennis P. Lockhart	$2,650

Loren J. Miller	$2,650

C. Chase Hoffman	$2,900

Performance Graph

The following stock price performance graph is included in accordance with the SEC's executive compensation disclosure rules and is intended to allow stockholders to review our executive compensation policies in light of corresponding stockholder returns, expressed in terms of the appreciation of our common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of Royale Energy, Inc., Parallel Petroleum Corporation and Equity Oil Company from December 31, 1997 through December 31, 2001.

Total returns assume $100 invested on December 31, 1997 in shares of Tri-Valley Corporation, Royale Energy Inc., Parallel Petroleum Corporation, and Equity Oil Company, assuming reinvestment of dividends for each measurement period.

Total Return Analysis
	12/31/1997	12/31/1998	12/31/1999	12/31/2000	12/31/2001
Tri-Valley Corp	$ 100.00	$ 44.44	$ 133.33	$ 144.45	$ 142.22
Royale Energy, Inc.	$ 100.00	$ 75.00	$ 62.00	$ 178.00	$ 157.00
Parallel Petroleum Corp.	$ 100.00	$ 21.00	$ 25.00	$ 56.00	$ 47.00
Equity Oil Co.	$ 100.00	$ 32.00	$ 38.00	$ 114.00	$ 59.00

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2001, there were 19,689,748 shares of the Company's common stock outstanding. The following persons were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock:

	Number of	Percent of
Name and Address	Shares	Total

F. Lynn Blystone P.O. Box 1105 Bakersfield, CA 93302	1,325,264(1)	6.4%

Dennis Vaughan 2298 Featherhill Road Santa Barbara, CA 93108	1,009,200(1)	5.1%

Includes 894,000 shares of stock Mr. Blystone has the right to acquire upon the exercise of options, and 30,200 shares held in the name of Bandera Land Company, Inc., a family corporation of which Mr. Blystone is the president.

The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 2001 by each director, by each of the executive officers named in Item 11, and by the executive officer named in Item 10 and directors as a group:

	Number of	Percent of
Directors	Shares(1)	Total(2)

F. Lynn Blystone	1,325,264(3)	6.4%

Dennis P. Lockhart	332,091(3)	1.7%

Milton J. Carlson	339,000(3)	1.7%

Loren J. Miller	305,300(3)	1.5%

Earl H. Beistline	298,000(3)	1.5%

C. Chase Hoffman	247,500(3)	1.2%

Total group (all directors and
Executive officers - 6 persons)	2,847,155(3)	13.0%

(1) Includes shares which the listed shareholder has the right to acquire from options as follows: Dennis P. Lockhart 270,000; Milton J. Carlson 268,000; C. Chase Hoffman 200,000; Loren J. Miller 270,000 and Earl H. Beistline 248,000. F. Lynn Blystone has 894,000.

(2) Based on total outstanding shares of 19,689,748 as of December 31, 2001. The persons named herein have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

(3) Includes 30,200 shares held in the name of Bandera Land Company, Inc., a family corporation of which Mr. Blystone is the president.

ITEM 12. Certain Relationships and Related Transactions

None.

ITEM 13. Exhibits, Lists, and Reports on Form 8-K

(a) Exhibits.
Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of the Company's Form 10-KSB for the year ended December 31, 1999.
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company's Form 10-KSB for the year ended December 31, 1999.
10.1

Employment Agreement with F. Lynn Blystone, incorporated by reference to Exhibit 10.1 of the Company's form 10-KSB/A, Amendment No. 3 to Form 10-KSB for the year ended December 31, 2000, filed December 14, 2001.

21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company's form 10-KSB/A, Amendment No. 3 to Form 10-KSB for the year ended December 31, 2000, filed December 14, 2001.
23.1*	Consent of Brown Armstrong Randall Paulden McCown Hill Starbuck & Keeter Accountancy Corporation

* Filed herewith.

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2002	By:	F. Lynn Blystone
F. Lynn Blystone
President, Chief Executive Officer and Director

Date: March 26, 2002	By:	Thomas J. Cunningham
Thomas J. Cunningham
Secretary, Treasurer, and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Date: March 26, 2002	By:	F. Lynn Blystone
F. Lynn Blystone
Director

Date: March 26, 2002	By:	Milton J. Carlson
Milton J. Carlson
Director

Date: March 26, 2002	By:
C. Chase Hoffman
Director

Date: March 26, 2002	By:
Dennis P. Lockhart
Director

Date: March 26, 2002	By:	Loren J. Miller
Loren J. Miller
Director

Date: March 26, 2002	By:	Harold J. Noyes
Harold J. Noyes
Director