Form 10-Q
period 2002-03-31
TRI VALLEY CORP
filed 2002-05-14
CIK 22551

As filed with the SEC on May 14, 2002

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002	Commission File No. 0-6119

Tri-Valley Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-0617433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5555 Business Park South, Suite 200, Bakersfield, California 93309
(Address of principal executive offices)

(661) 864-0500
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X ]    No [ ]

On March 31, 2002, 19,699,748 shares of the registrant's  common stock were outstanding.

TRI-VALLEY CORPORATION

Table of Contents

PART I - FINANCIAL INFORMATION

Item 1  Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31	December 31
	2002	2001
	(Unaudited)	(Audited)
ASSETS

Current Assets
Cash	$1,129,930	$911,913
Accounts receivable, trade	117,294	107,225
Prepaid Expenses	12,029	12,029

Total Current Assets	1,259,253	1,031,167

Property and Equipment, Net	2,227,046	2,010,457

Other Assets
Deposits	104,705	104,705
Investments in partnerships	9,101	9,101
Other	13,913	13,913
Goodwill (net of accumulated amortization of $221,439 at December 31, 2001	212,414	212,414
Total Other Assets	340,133	340,133

TOTAL ASSETS:	$3,826,432	$3,381,757

The accompanying notes are an integral part of these condensed financial statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES AND STOCKHOLDERS' EQUITY	March 31,	December 31,
	2002	2001
	(Unaudited)	(Audited)
Current Liabilities
Notes and contracts payable	$8,265	$8,265
Trade accounts payable	260,458	297,001
Amounts payable to joint venture participants	62,430	59,631
Advances from joint venture participants	3,383,643	2,654,713
Total Current Liabilities	3,714,796	3,019,610

Long-term Portion of Notes and Contracts Payable	7,477	8,371

Commitments
Stockholders' Equity
Common stock, $.001 par value, 50,000,000 shares authorized;
19,699,748 and 19,689,748 shares issued and outstanding, respectively	19,690	19,690
Less: Common stock in treasury, at cost, 163,925 shares	(21,913)	(21,913)
Capital in excess of par value	8,761,143	8,746,653
Accumulated deficit	(8,654,771)	(8,390,654)
Total Stockholders' Equity	104,159	353,776

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY:	$3,826,432	$3,381,757

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
Revenues
Sale of oil and gas	$165,454	$729,114
Other income	15,071	9,436
Interest income	2,209	11,260

Total Revenues	182,734	749,810

Costs and Expenses
Oil and gas lease expense	49,723	95,626
Mining exploration expense	31,124	33,796
Project geology, geophysics, Land & administration	91,153	97,971
Depletion, depreciation and amortization	12,982	16,101
Interest	248	2,321
General and administrative	261,621	251,741

Total Costs and Expenses	446,851	497,556

Net Income	$(264,117)	$252,254

Net Income per Common Share	$(.01)	$.01

Weighted Average Number of Shares	$19,689,748	$19,661,081

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(264,117)	$252,254
Adjustment to reconcile net income to net cash
provided (used) by operating activities:
Depreciation, depletion and amortization	12,982	16,101
Stock issued for services	14,500	-0-
Changes in Operating Capital:
Amounts receivable	(10,069)	(190,932)
Deposits	-0-	-0-
Trade accounts payable	(36,543)	(378,587)
Amounts payable to joint venture participants and related parties	2,799	(35,465)
Advances from joint venture participants	728,930	(331,907)

Net Cash Provided by Operating Activities	$448,482	$(286,672)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	$(229,571)	$(138,433)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	$(894)	$(2,248)
Proceeds from issuance of common stock	0	49,501

Net Cash Provided (Used) by Financing Activities	$(894)	$47,253

Net increase in cash and cash equivalents	$218,017	$(377,852)

Cash and Cash Equivalents at beginning of period	$911,913	$1,373,570

Cash and Cash Equivalents at end of period	$1,129,930	$955,718

SUPPLEMENTAL INFORMATION
Cash paid for interest	$248	$2,321

Cash paid for taxes	$-0-	$-0-

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2002 AND 2001
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

NOTE 2 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not  included in the computations since their effect would be anti-dilutive.

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Review

Notice Regarding Forward-Looking Statements

This report contains forward-looking statements.  The words, “anticipate,” “believe,” “expect,” “plan,” “intend,” “estimate,” “project,” “could,” “may,” “foresee,” and similar expressions are intended to identify forward-looking statements.  These statements include information regarding expected development of the Company’s business, lending activities, relationship with customers, and development in the oil and gas industry.  Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

Petroleum Activities

During the first quarter of 2002 we re-worked some of our wells to increase production.  We drilled the Sonata 1 in the first quarter of 2002, which was a dry hole.  We are drilling the Sonata 3-1 in the second quarter of this year.

In the first and second quarters the Company has focused on design and development of a private placement of partnership interests to drill up to 23 individual prospects in California's San Joaquin Valley and up to three in Nevada's Railroad Valley.

Precious Metals

We had no physical activity on our Alaska claim block in the first quarter of this year.  Design of drill programs on one deep placer and two lode targets is being refined with tentative plans to drill those targets in the second and third quarter pending funding.  However, we did spend $31,000 to pay mining claims.

Three Months Ended March 31, 2002 as compared with Three Months ended March 31, 2001

The Company had revenues of $182,734 for the three months ended March 31, 2002, compared to revenues of $749,810 for the same period in 2001.  This decrease was mainly due to reduced price for our natural gas and declining production from our producing wells.  In the first quarter of 2002 we produced 38% less gas than in the first quarter of 2001.  Additionally our average price we received for our gas in the quarter ending March 31, 2001, was $12.53 per MMBTU compared to $2.23 per MMBTU for the same period in 2002.  We received $165,454 for our gas sales this year compared to $729,114 for the period ending March 21, 2001.

Costs and expenses were $446,851 for the period ending March 31, 2002, compared to $497,556 for the period ending March 31, 2001.  In the first quarter 2001 we did some re-work on our Hanson lease which resulted in higher oil & gas lease expenses in the first quarter of 2001 compared to the first quarter in 2002.

We had a loss of $264,117 for the quarter ended March 31, 2002, compared to a profit of $252,254 for the same quarter of 2001.  This loss was due to the reduced price of production we received in 2002 for our natural gas sales.

Capital Resources and Liquidity

We had current assets of $1,259,253 for the quarter ending March 31, 2002, an increase of $228,086 from December 31, 2001.  This increase was the result of an increase in cash for the first quarter of 2002 from advances from joint venture partners for wells to be drilled for them.

Operating Activities.  For the first quarter ended March 31, 2002 net cash provided by operations was $433,982, compared to a deficit of $286,672 for the same quarter in 2001.  This is due to cash advances from joint venture participants.

Investing Activities.  We had capital expenditures of $229,571 for the period ending March 31, 2002, which was the result of continued leasing activity for our various prospects.  This is compared to expenditures $138,433 for the same period in 2001, also for prospect acquisitions.

Financing Activities.  For the three months ended March 31, 2002, net cash provided by financing activities was a deficit of $894.  This compares to an increase of $47,253 for the period ending March 31, 2001, from the sale of stock in a private transactions.

PART II - OTHER INFORMATION

Item 2  Changes in Securities

In the first quarter of 2002, we issued 10,000 shares of common stock to F. Lynn Blystone, President and CEO, pursuant to his employment contract, as compensation for his services in 2000 and 2001.  The shares were issued in reliance on the exemption contained in Section 4(2) of the Securities Act of 1933.

Item 6  Exhibits and Reports on Form 8-K

Exhibits
None

(b)  Reports on Form 8-K:
                          None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-VALLEY CORPORATION

Date: May 9, 2002	F. Lynn Blystone
F. Lynn Blystone, President and Chief Executive Officer

Thomas J. Cunningham
Date: May 9, 2002	Thomas J. Cunningham, Secretary, Treasurer and Chief Financial Officer