Form 10-Q
period 2002-06-30
TRI VALLEY CORP
filed 2002-08-12
CIK 22551

1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For  the  quarterly period ended June 30, 2002               Commission File No.
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


The number of shares of Registrant's common stock outstanding at June 30, 2002 was 19,703,748.

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

PART  I  -  FINANCIAL  INFORMATION

ITEM  1.  UNAUDITED  CONSOLIDATED  FINANCIAL  STATEMENTS
          ----------------------------------------------

                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                               June 30, 2002   Dec 31, 2001
                                  (Unaudited)    (Audited)
                                  ------------  -----------
Current Assets
  Cash . . . . . . . . . . . . .  $  2,019,640  $   911,913
  Accounts receivable, trade . .       113,499      107,225
  A/R Related Parties. . . . . .         1,000          -0-
  Prepaid expenses . . . . . . .        12,029       12,029
                                  ------------  -----------

    Total Current Assets . . . .     2,146,168    1,031,167
                                  ------------  -----------

Property and Equipment, Net. . .     1,986,080    2,010,457
                                  ------------  -----------

Other Assets
  Deposits . . . . . . . . . . .       104,705      104,705
  Investments in partnerships. .         9,101        9,101
  Other. . . . . . . . . . . . .        13,913       13,913
  Goodwill (net of accumulated
    amortization of $221,439 at
    at December 31, 2001). . . .       212,414      212,414
                                  ------------  -----------

      Total Other Assets . . . .       340,133      340,133
                                  ------------  -----------

      Total Assets . . . . . . .  $  4,472,381  $ 3,381,757
                                  ============  ===========

     The accompanying notes are an integral part of these condensed financial statements.

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                         June 30, 2002    Dec. 31, 2001
                                        ---------------  ---------------
CURRENT LIABILITIES
  Notes and contracts payable. . . . .  $        7,353   $        8,265
  Trade accounts payable . . . . . . .         340,613          297,001
  Amounts payable to joint venture
    participants . . . . . . . . . . .          62,264           59,631
  Advances from joint venture
    participants . . . . . . . . . . .       4,311,597        2,654,713
                                        ---------------  ---------------

    Total Current Liabilities. . . . .       4,721,827        3,019,610
                                        ---------------  ---------------

Long-term Portion of Notes and
  Contracts Payable. . . . . . . . . .           7,477            8,371
                                        ---------------  ---------------



Shareholders' Equity
  Common stock, $.001 par value:
    100,000,000 shares authorized;
    19,703,748  and  19,689,748 issued
    and outstanding at June 30, 2002
    and Dec. 31, 2001, respectively. .          19,704           19,690
  Less:  Common stock in treasury,
   at cost, 163,925 shares . . . . . .         (21,913)         (21,913)
  Capital in excess of par value . . .       8,760,339        8,746,653
  Accumulated deficit. . . . . . . . .      (9,015,054)      (8,390,654)
                                        ---------------  ---------------

    Total Shareholders' Equity . . . .        (256,923)         353,776
                                        ---------------  ---------------

    Total Liabilities and
      Shareholders' Equity . . . . . .  $    4,472,381   $    3,381,757
                                        ===============  ===============

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               For  the  Three  Months      For  the  Six  Months


                                                    2002         2001          2002          2001
                                             ------------  -----------  ------------  -----------
Revenues
  Sale of oil and gas . . . . . . . . . . .  $   189,942   $   544,648  $   355,396   $ 1,273,762
  Other income. . . . . . . . . . . . . . .       24,927        64,256       39,998        73,692
  Sale of direct working interest . . . . .      637,390           -0-      637,390           -0-
  Interest income . . . . . . . . . . . . .        4,982         5,242        7,191        16,502
                                             ------------  -----------  ------------  -----------
    Total Revenues. . . . . . . . . . . . .      857,241       614,146    1,039,975     1,363,956
                                             ------------  -----------  ------------  -----------

Cost and Expenses
  Oil and  gas lease expense. . . . . . . .       87,965       146,918      137,688       242,544
  Mining Exploration Expenses . . . . . . .       11,693        21,586       42,817        55,382
  Project geology, geophysics,
    Land & administration . . . . . . . . .      175,035       103,983      266,188       201,954
  Cost of Sale of direct working interest .      627,687           -0-      627,686           -0-
  Depletion, depreciation and amortization.       12,981        13,631       25,963        29,732
  Interest. . . . . . . . . . . . . . . . .          229           435          477         2,756
  General administrative. . . . . . . . . .      301,934       263,387      563,555       515,128
                                             ------------  -----------  ------------  -----------
    Total Cost and Expenses . . . . . . . .    1,217,524       549,940    1,664,374     1,047,496
                                             ------------  -----------  ------------  -----------

Net Income (Loss) . . . . . . . . . . . . .  $  (360,283)  $    64,206  $  (624,399)  $   316,460
                                             ============  ===========  ============  ===========

Diluted Earnings per Share. . . . . . . . .  $       .00   $       .00  $       .00   $       .02
                                             ============  ===========  ============  ===========
Basic Earnings per Share. . . . . . . . . .  $       .00   $       .00  $       .00   $       .02
                                             ============  ===========  ============  ===========
Weighted Average Number of Shares . . . . .   19,703,748    19,661,081   19,703,748    19,661,081
                                             ============  ===========  ============  ===========

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)




                                                                For  the  Six  Months
                                                                ---------------------
                                                                  Ended  June  30,
                                                                  ----------------

                                                                   2002          2001
                                                             -----------  -----------
Cash Flows from Operating Activities
  Net loss/profit . . . . . . . . . . . . . . . . . . . . .  $ (624,399)   $  316,460
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization. . . . . . .      25,963        29,732
      Shares issued officer compensation. . . . . . . . . .      11,700           -0-
      Changes in operating capital:
      Amounts receivable-(Increase)decrease . . . . . . . .      (7,274)      391,647
      Trade accounts payable-Increase(decrease) . . . . . .      42,700     (459,834)
      Amounts payable to joint venture
        participants and related parties-Increase(decrease)       2,633     (266,967)
      Advances from joint venture
        Participants-Increase(decrease) . . . . . . . . . .   1,656,884     (382,913)
                                                             -----------  -----------


Net Cash Used by Operating Activities . . . . . . . . . . .   1,108,207     (371,875)
                                                             -----------  -----------

Cash Flows from Investing Activities
  Capital expenditures. . . . . . . . . . . . . . . . . . .      (1,586)    (259,446)
                                                             -----------  -----------

Cash Flows from Financing Activities
    Principal payments on long-term debt. . . . . . . . . .        (894)      (4,248)
  Proceeds from issuance of common stock. . . . . . . . . .       2,000        54,500
                                                             -----------  -----------
      Net Cash Provided (used) by Financing Activities. . .       1,106        50,252
                                                             -----------  -----------

Net Decrease in Cash and Cash Equivalents . . . . . . . . .   1,107,727     (581,069)
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . . . . . . . .     911,913     1,373,570
                                                             -----------  -----------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . . . . . . . .  $2,019,640    $  792,501
                                                             ===========  ===========

Supplemental Information:

  Cash paid for interest. . . . . . . . . . . . . . . . . .  $      477    $    2,756

  Cash paid for taxes . . . . . . . . . . . . . . . . . . .  $    5,137    $    7,779








                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six-month period ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

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

Petroleum  Activities
---------------------

We drilled the Sonata 3-1 in May and began testing and evaluating the results. We have determined that the Sonata 3-1 is a dry hole and will be abandoned. Subsequent to June 30, 2002, we decided that we have thoroughly tested and evaluated this Sonata prospect and do not believe it will be a successful project. Therefore, we are discontinuing operations on the Sonata project and writing off all costs associated with this play as of June 30, 2002.

We spudded the Sunrise-Mayel No. 2-H on July 12, 2002. We expect the drilling to take approximately 20 days after which we will begin testing which will take another 6 or 7 weeks.

In the second quarter we continued to focus on the OPUS-I private placement memorandum. The documentation was completed in mid May and we are currently pursuing the capital formation for this partnership. The OPUS-I is a partnership to drill up to 23 individual prospects in California's San Joaquin
Valley  and  up  to  three  prospects  in  Nevada's  Railroad  Valley.


Precious  Metals
----------------

There has been no physical activity on our Alaska claim block during the first two quarters of this year. We do have plans to drill one deep placer and two lode targets in the third quarter pending funding. However, we did spend
$42,816  on  mining  claims  and  miscellaneous  expenses  during  this  period.








ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS,  CONTINUED
           --------------------------

Three  Months  Ended  June 30, 2002 as compared with Three Months ended June 30,
--------------------------------------------------------------------------------
2001
----

In the quarter ended June 30, 2002, we recorded a net loss of $360,283, compared to a net gain of $64,206 in the second quarter of 2001. The main reason for the loss was a decrease of $354,706 (65%) in oil and gas revenue due to lower natural gas prices in 2002. In the second quarter of 2002 we received an average price of $2.23 per mcf (thousand cubic feet) of our natural gas compared to $12.42 per mcf for the same period in 2001. The decrease in oil and gas income approximately equaled our net loss for the quarter.

Total revenues and total expenses rose in the second quarter of 2002 compared to 2001 because of our drilling results on the Sonata project. In the second quarter of 2002, we drilled the Sonata 3-1 well and determined it was a dry hole. Shortly after the end of the quarter, we decided to cease further development efforts on the Sonata project. Because of this decision, as of June 30, 2002, we recognized all previously unrecorded revenue and capitalized expenditures pursuant to our joint operating agreement for the Sonata 3-1, as sale of direct working interest of $637,390, and we recorded an offsetting expense of $627,687 associated with the well, as cost of sale of direct working interest.

In the second quarter 2002 we had a decrease of $39,329 in other income, compared to the second quarter of 2001, due to receiving no distribution from a gas partnership in which we are a non-operating partner.

Overall, mainly as a result of ceasing operations on the Sonata project, both total revenues and expenses rose in the second quarter of 2002. Our total revenues rose by $243,095 to $857,241 in the three months ended June 30, 2002, compared to the same period in 2001. Total expenses rose by $667,584 to $1,217,524 in the quarter, compared to the same period in 2001.

Oil and gas lease expenses were $58,953 less in the current quarter compared to the same quarter last year due to less well work over expenses in 2002. Our project geology, geophysics, land and administration costs were higher in the quarter ended June 30, 2002 because of increased land acquisition costs and geologic work over the same period last year. Our mining costs are reduced this year over last year because we did not have any active Alaska exploration activities this year due to lack of funds available. Finally, general and administrative expenses rose by 15% over the same quarter last year mainly due to increased legal costs associated with the private placement memorandum and office lease expenses.








ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS,  CONTINUED
           --------------------------

Six  Months  Ended  June  30, 2002 as compared to Six Months Ended June 30, 2001
--------------------------------------------------------------------------------

We had a loss of $624,399 for the current six-month period compared to a profit of $316,460 for the same six-month period in 2001. This loss is due mainly from lower natural gas prices in 2002 compared to 2001. Oil and gas sales revenues fell by $918,276 (72%) in the first half of 2002 compared to the first half of 2001. In the first six months of 2002 we averaged $2.55 for our natural gas compared to an average of $11.27 for the six months ended June 30, 2001.

Because of the discontinuation of the Sonata project, discussed in the preceding section, we reported sales of direct working interest of $637,390 for the six months ended June 30, 2002. Similarly, and we recorded a cost of sale of direct working interest on the Sonata project of $627,687 in the six month period in 2002.

We had reduced other income by $33,694 in the first half of 2002 compared to the first half of 2001 because of reduced income from a gas partnership in which we are a non-operating partner.

We had a decrease in oil and gas lease expense of $104,856 because we had reduced work over expenses and an increase of $64,234 in geology and land acquisition costs. Our general and administrative costs are $48,427 higher in the period ending June 30, 2002 compared to the same period in 2001. This is due to increased legal costs associated with the private placement memorandum and increased rent for office facilities.

Capital  Resources  and  Liquidity
----------------------------------

Current assets are $2,146,168 at June 30, 2002 compared to $1,031,167 as of December 31, 2001. This is due to an increase of $1,107,727 in cash from our capital formation program OPUS I. Current liabilities are $4,721,827 for the six months ended June 30, 2002 compared to $3,019,610 for the period ended December 31, 2001. This increase is due to advances from joint venture participants in our drilling programs.

Operating Activities. We had a positive cash flow of $1,108,207 for the six months ended June 30, 2002 compared to a negative cash flow of $371,875 for the same period in 2001. This change is due to funds acquired in 2002 from joint venture participants for drilling activity. Our primary source of funds is comprised of selling prospects and oil and gas sales.









ITEM  2.  MANAGEMENT  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
          ----------------------------------------------------------------------
           OF  OPERATIONS,  CONTINUED
           --------------------------


Investing Activities. In the second quarter of 2002, we expensed $227,985 of capital expenditures that had been capitalized related to the Sonata project, which reduced our total capital expenditures (which result from lease acquisitions) for the first six months of 2002 to $1,586 compared to $259,446 for the first half of 2001

Financing Activities. Net cash provided by financing activities was $1,106 compared to $50,252 for the same period in 2001. This $49,146 decline was due to us receiving $54,500 dollars from sales of our common stock in the first six months of 2001 compared to $2,000 this year.





































PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

None

ITEM  2.     CHANGES  IN  SECURITIES
             -----------------------

During the quarter ended June 30, 2002, we issued 2,000 shares of our common stock to an individual in a private transaction pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, for aggregate consideration of $1,000. These shares were from options exercised by an ex-employee. The shares are restricted securities, which bear a legend restricting transfer of the shares unless registered or sold under an exemption from registration requirements under the Securities Act. The exercise price for these shares was $.50 each.

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


                        TRI-VALLEY  CORPORATION
                                    (Registrant)



      August  12,  2001      /s/  F.  Lynn  Blystone
                            ------------------------
                             F.  Lynn  Blystone
                             President  and  Chief  Executive  Officer


      August  12,  2001     /s/  Thomas  J.  Cunningham
                            ---------------------------
                            Thomas  J.  Cunningham
                            Secretary,  Treasurer,  Chief  Financial  Officer





                                  CERTIFICATION

Each of the undersigned hereby certifies that this Quarterly Report on Form 10-Q complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

      August  12,  2001      /s/  F.  Lynn  Blystone
                              ----------------------
                             F.  Lynn  Blystone
                             President  and  Chief  Executive  Officer


      August  12,  2001     /s/  Thomas  J.  Cunningham
                            ---------------------------
                            Thomas  J.  Cunningham
                            Secretary,  Treasurer,  Chief  Financial  Officer