Form 10-Q
period 2002-09-30
TRI VALLEY CORP
filed 2002-11-13
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For  the  quarterly period ended September 30, 2002    Commission File No.0-6119

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


The number of shares of Registrant's common stock outstanding at September 30, 2002 was 19,710,748.

                             TRI-VALLEY CORPORATION

                                      INDEX


                                                                              Page
                                                                         --------------
PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . .               3

    Item 1.  Consolidated Financial Statements. . . . . . . . . . . . .               3


    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations . . . . . . . . . .               9

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk              11

    Item 4.  Controls and Procedures. . . . . . . . . . . . . . . . . .              11


PART II - OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . .              11

    Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . .              11

    Item 2.  Changes in Securities. . . . . . . . . . . . . . . . . . .              11

    Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .              11

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              12





The accompanying notes are an integral part of these
  condensed financial statements.
                                      3


PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------

                             TRI-VALLEY CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                          September 30, 2002. .Dec. 31, 2001
                                (Unaudited)      (Audited)
                                ------------   -------------
Current Assets
  Cash . . . . . . . . . . . .  $  2,371,479  $      911,913
  Accounts receivable, trade .       112,867         107,225
  Prepaid expenses . . . . . .        12,029          12,029
                                ------------   -------------

    Total Current Assets . . .     2,496,375       1,031,167
                                ------------   -------------

Property and Equipment, Net. .     2,089,471       2,010,457
                                ------------    ------------

Other Assets
  Deposits . . . . . . . . . .       104,705         104,705
  Investments in partnerships.         9,101           9,101
  Other. . . . . . . . . . . .        13,913          13,913
  Goodwill (net of accumulated
    amortization of $221,439
    at December 31, 2001 . . .       212,414         212,414
                                ------------     -----------

      Total Other Assets . . .       340,133         340,133
                                ------------     -----------

      Total Assets . . . . . .  $  4,925,979  $    3,381,757
                                ============  ==============

     The  accompanying  notes  are  an  integral  part  of  these condensed  financial  statements.
                              4








                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                         September 30, 2002    Dec. 31, 2001
                                        --------------------  ---------------
CURRENT LIABILITIES
  Notes and contracts payable. . . . .  $             1,743   $        8,265
  Trade accounts payable . . . . . . .            1,038,002          297,001
  Amounts payable to joint venture
    participants . . . . . . . . . . .               55,917           59,631
  Advances from joint venture
    participants . . . . . . . . . . .            2,968,658        2,654,713
                                        --------------------  ---------------

    Total Current Liabilities. . . . .            4,064,320        3,019,610
                                        --------------------  ---------------

Long-term Portion of Notes and
  Contracts Payable. . . . . . . . . .               41,029            8,371
                                        --------------------  ---------------


Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    100,000,000 shares authorized;
    19,710,748  and  19,689,748 issued
    and outstanding at Sept 30, 2002
    and Dec. 31, 2001, respectively. .               19,716           19,555
  Less:  Common stock in treasury,
   at cost, 163,925 shares . . . . . .              (21,913)         (21,913)
  Capital in excess of par value . . .            8,766,327        8,746,653
  Accumulated deficit. . . . . . . . .           (7,943,500)      (8,390,654)
                                        --------------------  ---------------

    Total Shareholders' Equity . . . .              820,630          353,776
                                        --------------------  ---------------

    Total Liabilities and
      Shareholders' Equity . . . . . .  $         4,925,979   $    3,381,757
                                        ====================  ===============

     The  accompanying  notes  are  an  integral  part  of  these condensed  financial  statements.
                                   5


                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         For  the  Three  Months      For  the  Nine  Months


                                                            2002          2001         2002         2001
                                                         -----------  ------------  -----------  -----------
Revenues
  Sale of oil and gas . . . . . . . . . . . . . . . . .  $   178,218  $   177,904   $   533,614  $ 1,451,666
  Other income. . . . . . . . . . . . . . . . . . . . .       19,293      116,351        59,291      190,043
  Sale of direct working interest . . . . . . . . . . .    3,720,657          -0-     4,358,047          -0-
  Interest income . . . . . . . . . . . . . . . . . . .        5,707        4,305        12,898       20,807
                                                         -----------  ------------  -----------  -----------
    Total Revenues. . . . . . . . . . . . . . . . . . .    3,923,875      298,560     4,963,850    1,662,516
                                                         -----------  ------------  -----------  -----------

Cost and Expenses
  Oil and gas lease expense . . . . . . . . . . . . . .       23,572       45,765       161,260      288,309
  Mining exploration expenses . . . . . . . . . . . . .       33,538       70,347        76,355      125,729
  Project geology, geophysics,
    land & administration . . . . . . . . . . . . . . .    1,027,213       54,137     1,293,401      256,091
  Cost of sale of asset . . . . . . . . . . . . . . . .    1,487,689          -0-     2,115,375          -0-
  Depletion, depreciation and amortization. . . . . . .       12,982       16,102        38,945       45,834
  Interest. . . . . . . . . . . . . . . . . . . . . . .          602          690         1,079        3,446
  General administrative. . . . . . . . . . . . . . . .      266,726      283,691       830,281      798,819
                                                         -----------  ------------  -----------  -----------
    Total Cost and Expenses . . . . . . . . . . . . . .    2,852,322      470,732     4,516,696    1,518,228
                                                         -----------  ------------  -----------  -----------

Net Income/(Loss) . . . . . . . . . . . . . . . . . . .  $ 1,071,553  $  (172,172)  $   447,154  $   144,288
                                                         ===========  ============  ===========  ===========

Net Income (Loss) per Common Share. . . . . . . . . . .  $       .05  $      (.01)  $       .02  $       .01
                                                         ===========  ============  ===========  ===========

Weighted Average Number of Shares . . . . . . . . . . .   19,707,248   19,689,748    19,707,248   19,689,748
                                                         ===========  ============  ===========  ===========

  The accompanying notes are an integral part of these
  condensed financial statements.
                                                                   6


TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                               For  the  Nine  Months
                                                               ----------------------
                                                                 Ended  Sept  30,
                                                                 ----------------

                                                                2002         2001
                                                             -----------  -----------
Cash Flows from Operating Activities
  Net loss/profit . . . . . . . . . . . . . . . . . . . . .  $  447,154   $  144,288
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization. . . . . . .      38,945       45,834
      Shares issued officer compensation. . . . . . . . . .      11,700          -0-
      Changes in operating capital:
      Amounts receivable-(Increase)decrease . . . . . . . .      (5,642)     690,272
      Trade accounts payable-Increase(decrease) . . . . . .     767,137     (425,096)
      Amounts payable to joint venture
        participants and related parties-Increase(decrease)      (3,714)    (445,068)
      Advances from joint venture
        Participants-Increase(decrease) . . . . . . . . . .     313,945     (109,039)
                                                             -----------  -----------

Net Cash Used by Operating Activities . . . . . . . . . . .   1,569,525      (98,809)
                                                             -----------  -----------

Cash Flows from Investing Activities
  Capital expenditures. . . . . . . . . . . . . . . . . . .    (117,959)    (652,738)
                                                             -----------  -----------

Cash Flows from Financing Activities
    Principal payments on long-term debt. . . . . . . . . .        (135)      (5,104)
  Proceeds from issuance of common stock. . . . . . . . . .       8,135       57,000
                                                             -----------  -----------
      Net Cash Provided (used) by Financing Activities. . .       8,000       51,896
                                                             -----------  -----------

Net Increase (Decrease) in Cash and Cash Equivalents. . . .   1,459,566     (699,651)
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . . . . . . . .     911,913    1,373,570
                                                             -----------  -----------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . . . . . . . .  $2,371,479   $  673,919
                                                             ===========  ===========

Supplemental Information:

  Cash paid for interest. . . . . . . . . . . . . . . . . .  $    1,079   $    3,446
  Cash paid for taxes . . . . . . . . . . . . . . . . . . .  $    5,137   $    7,779

                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine-month period ended September 30, 2002, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

NOTE  2  -  PER  SHARE  COMPUTATIONS
            ------------------------

Per share computations are based upon the weighted average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

NOTE  3  -  RECENT  ACCOUNTING  PRONOUNCEMENTS
            ----------------------------------

On January 1, 2002, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is a nonamortizable asset, and is subject to an annual review for impairment, and an interim review when certain events or circumstances occur that indicate the carrying value may not be recoverable. Under SFAS 142, we had a transitional period of six months from the date of adoption to complete our goodwill impairment testing. We evaluated the recoverability of the recorded amount of goodwill based on certain operating and financial factors. Such impairment testing included discounted cash flow tests which require broad assumptions and significant judgment to be exercised by management. As a result of this analysis, no impairment of goodwill was identified.

On January 1, 2002, we adopted SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" (SFAS 144). Under SFAS 144, long-lived assets to be disposed of are measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. A long-lived asset must be tested for impairment whenever events or changes in circumstances indicate that its carrying amount may be impaired. The implementation of this standard had no effect on results of operations.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under SFAS 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss if the settled amount differs from the liability recorded. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating this guidance and have not determined the impact on our financial position, results of operations, or net cash flows, however, such impact could be material.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period when the liability is incurred. A liability is established only when present obligations to others are determined. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered in SFAS 143 (see above). It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144 (see above). We will apply SFAS 146 for exit or disposal activities initiated after December 31, 2002. We are evaluating this guidance and do not believe that it will have a material impact on our financial position, results of operations, or net cash flows.

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

Petroleum  Activities
---------------------

We began drilling the Sunrise-Mayel No. 2-H on July 12, 2002. Next, we hydraulically fractured the well, which was done on September 7, 2002. We are cleaning out the "frac" fluids and evaluating the results.

We are planning to commence drilling the Aurora #1-19 well in November. The well is a 5,800' deep test well. It is estimated to take 19 days to drill and another 12 days to complete.

Precious  Metals
----------------

We had no activity on our Alaska claims block this season. We were unable to secure funding timely enough to allow any significant work to be performed. Hopefully, we will be able to secure financing earlier in 2003 to allow us to do some of the additional work that is needed.

Three  Months Ended Sept. 30, 2002 as compared with Three Months ended Sept. 30,
--------------------------------------------------------------------------------
2001
----

In the quarter ended September 30, 2002 total revenue was $3,923,875 compared to $298,500 for the same quarter in 2001. This increase was from the sale of turnkey drilling interests in the Sunrise-Mayel #2H. Sale of oil and gas income this quarter was approximately the same as this same period in 2001. Other income was $97,058 less this quarter due to distribution in 2001 from a non-operated drilling partnership.

Costs and expenses increased $2,381,590 for the period ending September 30, 2002 compared to the same period last year. Oil and gas lease expenses were $23,572 in the third quarter of 2002 compared to $45,765 in the same quarter last year due to less well workover expenses in 2002. Mining costs are $36,809 less this quarter due to decreased activity on our Alaska mining claims this year. Our project geology, geophysics, land and administration costs were $973,076 higher in the quarter ended September 30, 2002 because of increased land acquisition costs and geologic work over the same period last year. Cost of sales in this quarter of $1,487,689 is the cost related to the sale of turnkey drilling prospects.

For the quarter ended September 30, 2002 we had income of $1,071,553 compared to a loss of $172,172 for the third quarter ended September 30, 2001. This was due to the sale of a prospect.

Nine  Months  Ended  Sept.  30,  2002  as  compared  to  September  30,  2001
-----------------------------------------------------------------------------

Total revenue was $4,963,850 for the nine months ended September 20, 2002, which is an increase of $3,301,334 compared to the same period in 2001. This increase was due to the sale of turnkey drilling interests in several prospects. We had a decrease of $130,752 in other income the first nine months of 2002 compared to the same period in 2001 due to distribution in 2001 from a non-operated drilling partnership.

We had costs and expenses of $4,516,696 for this nine-month period compared to $1,518,228 in the same period in 2001. This increase of $2,998,468 is due to the cost of the sale of turnkey drilling interests in prospects we sold this first nine months. We had a decrease in oil and gas lease expense of $127,049 because of reduced workover expenses. Mining expenses were $459,374 less for the nine months ending September 30, 2002 compared to the same period in 2001 due to reduced activity on our mining claims. We were unable to get the necessary funding in a timely manner to enable us to perform any significant activity. Project geology, geophysics and land costs are $1,037,310 higher this year due to increased land acquisition and related geologic work. We had cost of sales of $2,115,375 associated with the sale of direct working interests the same period in 2001.

We had net income of $447,154 for the nine months ended September 30, 2002 compared to $144,288 for the same period in 2001. This is due mainly from the profit generated from the sale of direct working interests in our drilling projects.

Capital  Resources  and  Liquidity
----------------------------------

Current assets are $2,496,375 at September 30, 2002 compared to $1,031,167 as of December 31, 2001. This is due to an increase in cash from our capital formation program Opus 1. Current liabilities are $4,064,320 for the nine months ended September 30, 2002 compared to $3,019,610 for the period ended December 31, 2001. This increase is due to advances from joint venture participants in our drilling programs.

Operating Activities. We had a positive cash flow of $1,569,525 for the nine months ended September 30, 2002 compared to a negative cash flow of $98,809 for the same period in 2001. This change is due to funds acquired in 2002 from joint venture participants for drilling activity. Our primary sources of operating funds are comprised of selling prospects and oil and gas sales.

Investing Activities. In the first nine months of 2002, we spent $117,959 on capital expenditures compared to $652,738 for the same period in 2001. These expenditures were the result of leasing activities to acquire leases for our drilling program. We expect to recoup these amounts as the drilling prospects are sold to drilling programs.

Financing Activities. Net cash provided by investing activities was $8,000 compared to $51,896 for the same period in 2001. This decline was due to the issuance of $57,000 dollars of common stock in the first nine months of 2001 compared to $8,135 this year for sales of restricted company stock in private transactions.


ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
          ----------------------------------------------------------------

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.


ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.


PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

None

ITEM  2.     CHANGES  IN  SECURITIES
             -----------------------

During the quarter ended September 30, 2002, we issued 5,000 shares of our common stock to one ex-employee who exercised stock options in a private transaction pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933, for aggregate consideration of $2,500. The shares sold/issued are restricted securities, which bear a legend restricting transfer of the shares unless registered or sold under an exemption from registration requirements under the Securities Act.

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


                        TRI-VALLEY  CORPORATION




      November  13,  2002      /s/  F.  Lynn  Blystone
                              ------------------------
                                 F.  Lynn  Blystone
                              President  and  Chief  Executive  Officer


      November  13,  2002     /s/  Thomas  J.  Cunningham
                              ---------------------------
                               Thomas  J.  Cunningham
                              Secretary,  Treasurer,  Chief  Financial  Officer

                               CIVIL CERTIFICATION

I,  F.  Lynn  Blystone,  certify  that:

1.  I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  Tri-Valley
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  13,  2002


               /s/  F.  Lynn  Blystone
               -----------------------
                    Chief  Executive  Officer

                               CIVIL CERTIFICATION

I,  Thomas  J.  Cunningham,  certify  that:

1.  I  have  reviewed  this  quarterly  report  on  Form  10-Q  of  Tri-Valley
Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrants other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrants disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrants other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November  13,  2002


               /s/  Thomas  J.  Cunningham
               ---------------------------
                    Chief  Financial  Officer

                                  CERTIFICATION

Each of the undersigned hereby certifies that this Quarterly Report on Form 10-Q complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

      November  13,  2002      /s/  F.  Lynn  Blystone
                              ------------------------
                                    F.  Lynn  Blystone
                                 President  and  Chief  Executive  Officer


      November  13,  2002     /s/  Thomas  J.  Cunningham
                              ---------------------------
                                   Thomas  J.  Cunningham
                               Secretary,  Treasurer,  Chief  Financial  Officer