Form 10-K
period 2002-12-31
TRI VALLEY CORP
filed 2003-04-01
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2002     Commission File No. 0-6119


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

        Registrant's Telephone Number Including Area Code:(661) 864-0500

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

The  issuer's  revenues  for  the  most  recent  fiscal  year  were  $6,284,910.

As of March17, 2003, 19,731,348 common shares were issued and outstanding, and the aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on that date was approximately$25,112,390.

DOCUMENTS  INCORPORATED  BY  REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes [  ]      No [X]

Exhibit  Index  appears  on  page  45

                                TABLE OF CONTENTS
PART  I
                                                     ITEM 1.     BUSINESS      1
                                                              Competition      1
                                                  Governmental Regulation      1
                                      Mechanical and Environmental Issues      2
                                                                Employees      3
                                                     Available Information     3
                                                    ITEM 2.     PROPERTIES     3
                                                   Oil and Gas Operations      3
                                                          Precious Metals      6
                                             ITEM 3.     LEGAL PROCEEDINGS     6
           ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS     6

PART  II
ITEM  5.     MARKET  PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
                                                            HOLDER MATTERS     8
                                  Recent Sales of Unregistered Securities      8
                           ITEM 6.     SELECTED HISTORICAL FINANCIAL DATA      8
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION     9
                              Notice Regarding Forward-Looking Statements      9
                                             Critical Accounting Policies      9
                                                                 Overview      9
                                                  Natural Gas Activities      10
                                                    Petroleum Activities      10
                                                Precious Metals Activity      10
                                                    Results of Operations     11
                      Comparison of Years Ended December 31,2002 and 2001     11
                                                            Balance Sheet     11
                                                                 Revenues     11
                                                       Costs and Expenses     11
                      Comparison of Years Ended December 31,2001 and 2000     11
                                                            Balance Sheet     11
                                                                 Revenues     12
                                                       Costs and Expenses     12
                                                      Financial Condition     12
                                                              Commitments     12
                                                     Operating Activities     12
                                                     Investing Activities     13
                                                     Financing Activities     13
                                                                Liquidity     13
                                         ITEM 8.     FINANCIAL STATEMENTS     14
                               Notes to Consolidated Financial Statements     20

PART  III
          ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT     39
                                      ITEM 11.     EXECUTIVE COMPENSATION     41
                                  Employment Agreement with Our President     42
                     Aggregated 2002 Option Exercises and Year-End Values     42
                                                Compensation of Directors     42
                                                        Performance Graph     43
       ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                                                                              43
              ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS     44
                                     ITEM 14.     CONTROLS AND PROCEDURES     44
                    ITEM 15.     EXHIBITS, LISTS, AND REPORTS ON FORM 8-K     45
                                                          SIGNATURES          46

                                       13
                                     PART I
                                     ------

ITEM  1.  BUSINESS
------------------

Tri-Valley Corporation, a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing prospective and producing petroleum and precious metals properties and interests therein. Tri-Valley has two wholly owned subsidiaries. Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities. TVOG derives the majority of its revenue from gas production. Tri-Valley Power Corporation is the other wholly owned subsidiary. However, this subsidiary is inactive at the present time. The precious metals activity is operated directly by Tri-Valley Corporation. Substantially all of our oil and gas reserves are located in northern California.

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

We sell substantially all of our oil and gas production to ConocoPhillips. Other gatherers of oil and gas production operate within our area of operations in California, and we are confident that if ConocoPhillips ceased purchasing our production we could find another purchaser on similar terms with no adverse consequences to our income or operations.

Competition
-----------

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

Governmental  Regulation
------------------------

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

Mechanical  and  Environmental  Issues
--------------------------------------

Mining  Activities

Mining activities in the United States are subject to federal and state laws and regulations covering mining safety and environmental quality. However, because we do not have active mining operations at present, these regulations have little impact on our current activities. In 2002, 2001 and 2000, the regulatory requirements had no significant effect on our precious metals activity as we continued our exploration efforts.

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

Before we could begin actual mining operations on our claims, we would have to develop a feasibility study which would, among other things, address the potential costs of labor, safety and environmental regulation on any proposed mining activity. We do not expect to begin a feasibility study in 2003 and do not expect to incur any significant regulatory costs or liabilities in connection with government regulation of our claims.

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

Employees
---------

We had a total of five full-time employees, one part-time bookkeeper, and two consultants on December 31, 2002.

Available  Information
----------------------

We file annual, annual and period reports, proxy statements and other information with the Securities and Exchange Commission using SEC's EDGAR system. The SEC maintains a site on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other registrants that file reports electronically with the SEC. You may read and copy any materials that we file with the SEC at its Public Reference Room at 450 5th Street, N.W., Washington, D.C. 20549. Our common stock is listed on the OTC Bulletin Board, under the symbol TRIL.OB. Please call the SEC at 1-800-SEC-0330 for further information about their public reference rooms. Our website is located at http://www.tri-valleycorp.com.

We furnish our shareholders with a copy of our annual report on Form 10-K, which contains audited financial statements, and such other reports as we, from time to time, deem appropriate or as may be required by law. We use the calendar year as our fiscal year.

ITEM  2.  PROPERTIES
--------------------

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

Oil  and  Gas  Operations
-------------------------

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

We have retained the services of Cecil Engineering, an independent engineer qualified to estimate our net share of proved developed oil and gas reserves on all of our oil and gas properties at December 31, 2002 for SEC filing. We do not include any undeveloped reserves in these reserve studies. Only proved developed reserves are listed in our reserve report. Price is a material factor in our stated reserves, because higher prices permit relatively higher-cost reserves to be produced economically. Higher prices generally permit longer recovery, hence larger reserves at higher values. Conversely, lower prices generally limit recovery to lower-cost reserves, hence smaller reserves. The process of estimating oil and gas reserve quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimated data at best.

Our estimated future net recoverable oil and gas reserves from proved developed properties as of December 31, 2002, December 31, 2001 and December 31, 2000 were as follows:

                                     BBL     MCF
                                     ---     ---

          December 31, 2002     Condensate     162     Natural Gas     1,492,245
          December 31, 2001     Condensate     162     Natural Gas     1,684,757
          December 31, 2000     Condensate     299     Natural Gas     1,842,672

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from our proved developed oil and gas reserves, discounted at 10%, was $2,224,270 at December 31, 2002, $1,005,010 at December 31, 2001, and $8,483,726
at December 31, 2000. The unaudited supplemental information attached to the consolidated financial statements provides more information on oil and gas reserves and estimated values.

The following table sets forth the net quantities of natural gas and crude oil that we produced during:

                       Year Ended     Year Ended     Year Ended
                    December 31,     December 31,     December 31,
                                2002     2001     2000

                           Natural Gas (MCF)     229,126     230,392     249,011
                            Crude Oil (BBL)     29             14             50
The following table sets forth our average sales price and average production (lifting) cost per unit of oil and gas produced during:
                       Year Ended     Year Ended     Year Ended
                    December 31,     December 31,     December 31,
                                2002     2001     2000

     Gas (Mcf)     Oil (Bbl*)     Gas (Mcf)     Oil (Bbl*)     Gas (Mcf)     Oil
(Bbl*)
   Sales Price     $3.07     $19.13     $6.93     $22.32     $3.99     $19.98

   Production Costs     $0.98     0     $0.40     0         .29              0

    Net Profit     $2.09     $19.13     $6.53     $22.32     $3.70     $19.98
* Amount represents total sales price of associated condensate, unable to determine price per barrel.

As of December 31, 2002, we had the following gross and net position in wells and developed acreage:

                             Wells (1)     Acres (2)
                             ---------     ---------
                         Gross     Net     Gross     Net
                         11     4.537     2,192     645

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

In 2002 we drilled three exploratory wells, two were dry holes and were plugged and abandoned. The third well is currently being recompleted. The Ekho No. 1 has been included in the OPUS-I project and as funds are received we will hydraulically fracture it to determine if it is capable of commercial production.

The following table sets forth the number of productive and dry exploratory and development wells which we drilled during:

                       Year Ended     Year Ended     Year Ended
                    December 31,     December 31,     December 31,
                                2002     2001     2000

                           Exploratory               1
                         Producing     -0-     -0-     -0-
                         Recompleting     1     -0-     -0-
                               Dry     2     1     1
                              Total     3     1     -0-

Development
                         Producing     -0-     -0-     -0-
                            Dry     -0-     -0-     -0-
                             Total     -0-     -0-     -0-

The following table sets forth information regarding undeveloped oil and gas acreage in which we had an interest on December 31, 2002.

                  State          Gross Acres          Net Acres
                  -----          -----------          ---------
                   California          39,964          36,259
                     Nevada          16,617          16,617

Some of our undeveloped acreage is held pursuant to leases from landowners. Such leases have varying dates of execution and generally expire one to five years after the date of the lease. In the next three years, the following lease gross acreage expires:

                                                 Expires in 2003     7,843 acres
                                                 Expires in 2004     2,374 acres
                                                 Expires in 2005     5,854 acres

Precious  Metals
----------------

The precious metals properties are located in interior Alaska. As of December 31, 2002, we had no proven precious metal reserves, but we are exploring these properties. They are comprised of 626 40-acre claims and 15 160-acre claims, of which 104 claims are leased from others, located solely on State owned lands requiring annual assessment work, and an annual per claim fee. All fees are current.

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

The following table sets forth the information regarding the acreage position we have under lease in Alaska as of December 31, 2002:

                  State          Gross Acres          Net Acres
                  -----          -----------          ---------
                     Alaska          27,740          26,946

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


ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

On November 7, 2002 a judgment of $141,500 was awarded to Armstrong Petroleum against Tri-Valley Corporation. This was the result of a lawsuit that was filed against Tri-Valley alleging a breach of contract. Armstrong and Tri-Valley disagreed on the amount of royalties that were due Armstrong. Tri-Valley filed an appeal of this judgment on December 3, 2002 and is confident that we will prevail and the judgment will be overturned.


ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

We held our annual meeting on November 16, 2002. At the meeting, the shareholders re-elected all of the six directors who were recommended by the board. They also approved the appointment of Brown Armstrong as our independent accountants.



The  shareholder  votes  were  as  follows:

Measure  #1  -  Election  of  Directors
                             FOR     AGAINST     ABSTAIN
                                      F. Lynn Blystone     18,759,074     32,500
                                     Milton J. Carlson     18,755,360     36,214
                                      C. Chase Hoffman     18,755,360     36,214
                                    Dennis P. Lockhart     18,755,360     36,214
                                       Loren J. Miller     18,755,360     36,214
                                       Harold J. Noyes     18,742,360     49,214

Measure  #2  - Appoint Brown Armstrong as the Company's independent accountants.
                             FOR     AGAINST     ABSTAIN
                                18,733,339     58,235

                                     PART II

ITEM  5.  MARKET  PRICE  OF  THE REGISTRANT'S COMMON STOCK AND RELATED  SECURITY
--------------------------------------------------------------------------------
HOLDER  MATTERS
---------------

Shares of Tri-Valley Corporation stock are traded over-the-counter on the Electronic Bulletin Board under the symbol "TRIL." The following table shows the high and low bid and asked prices of Tri-Valley stock for the quarterly periods indicated as reported by the OTC Stock Journal:

                                Bid Prices     Asked Prices
                                ----------     ------------
                               High     Low     High     Low
                               ----     ---     ----     ---
2002
----
                          Fourth Quarter     $2.14     $1.31     $2.25     $1.31
                          --------------     -----     -----     -----     -----
                           Third Quarter     $2.45     $1.13     $2.65     $1.13
                           -------------     -----     -----     -----     -----
                          Second Quarter     $1.60     $1.14     $1.75     $1.10
                          --------------     -----     -----     -----     -----
                           First Quarter     $1.67     $1.14     $1.75     $1.10
                           -------------     -----     -----     -----     -----

2001
----
                          Fourth Quarter     $1.90     $1.20     $2.05     $1.20
                          --------------     -----     -----     -----     -----
                           Third Quarter     $2.50     $1.40     $2.65     $1.40
                           -------------     -----     -----     -----     -----
                          Second Quarter     $2.98     $0.85     $3.20     $0.69
                          --------------     -----     -----     -----     -----
                           First Quarter     $2.06     $1.25     $2.50     $1.22
                           -------------     -----     -----     -----     -----

As of December 31, 2002, we estimate that our common stock was held by approximately 2,000 shareholders of record in 40 states and at least 4 foreign countries.

We historically have paid no dividends, and at this time do not plan to pay any dividends in the immediate future. Rather, we strive to add share value through discovery success. As of March 7, 2003, we had 22 market makers for our stock. In 2002, trading volume exceeded 6.9 million shares.

Recent  Sales  of  Unregistered  Securities
-------------------------------------------

During 2002 we issued 13,000 shares of common stock without registration under the Securities Act of 1933 to one former employee pursuant to the exercise of stock options. The exercise price of the stock options was $0.50 per share, and the options were exercised on three occasions when the closing price of our common stock varied between $1.25 and $2.09 per share. The shares issued pursuant to the exercise of options were issued in privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

     We issued 70,000 shares to Richard H. Langley, who is not affiliated with our company, for services. The closing market price of our common stock on the date we awarded these shares (December l8, 2002) was $1.55 per share.

ITEM  6.  SELECTED  HISTORICAL  FINANCIAL  DATA
-----------------------------------------------
                               Year Ended December 31,
                       2002     2001     2000     1999     1998
                                ----     ----     ----     ----
Income  Statement  Data:
  Revenues      $      6,284,910      $  2,130,187      $  2,197,369      $
2,686,129      $     977,982
  Operating  Income  (Loss)      $         845,130      $    (117,975)
$(1,360,263)      $      (12,417)      $  (1,004,790)
  Basic  Earnings  Per  Share      $                .04      $               -
$        (0.07)      $                -      $          (0.05)

Balance  Sheet  Data:
  Property  and  Equipment,  net      $      1,974,501      $  2,010,457      $
1,357,959      $  1,059,755      $  1,038,237
  Total  Assets      $      4,634,874      $  3,381,757      $  4,053,257      $
9,802,463      $  2,216,958
  Long  Term  Obligations      $           26,791      $         8,371      $
12,038      $       21,055      $         8,527
  Stockholder's  Equity      $      1,262,306      $     353,776      $
391,651      $     391,651      $  1,230,849
ITEM  7.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION
---------------------------------------------------------------------------

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

Critical  Accounting  Issues

Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and disclosures with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing the recoverability and useful lives of assets, oil and gas estimates and income taxes. The policies are:

Oil and gas wells are drilled primarily on a contract basis. The Company follows the completed contract method of income recognition for drilling operations.

Sales  of  oil  and  natural  gas  wells  are  recognized  when  sold.

For exploration and development, costs are accounted for by the successful efforts method.

A summary of our significant accounting policies is included in Note 1 of our financial statements. We believe the application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information about our earnings results, financial condition and cash flows.

Overview

We believe that, after 22 years of downsizing in the petroleum industry, increased oil and natural gas prices during the past year have created a favorable environment for renewed growth. Production from existing reserves continues to decline, while demand increases. While the trend for demand to outstrip available supplies is worldwide as well as national, we believe that it is particularly acute in California, our primary venue for exploration and production, which imports 55% of its oil and 90% of its natural gas demand. Oil prices tend to be set based on worldwide supplies and prices, while natural gas prices seem to be more dependent on local conditions. We expect that gas prices will hold steady or possibly increase over this year. If, however, prices should fall, for instance due to new regulatory measures or the discovery of new and easily producible reserves, our revenue from oil and gas sales would also fall.

In 2002 the Company created a limited partnership called the OPUS-I. The purpose of this partnership is to raise one hundred million dollars by selling partnership interests. With the funds raised we will drill up to twenty-six exploratory wells, mostly in California, and three are targeted for Nevada. We begin drilling as sufficient funds are invested to drill the next target.

We are continuing grading and prioritizing our geologic library, which contains over 700 California leads and prospects, for exploratory drilling. We use our library to decide where we should seek oil and gas leases for future explorations. From this library we were able to put together many of the prospects currently in OPUS-I. Of course, we cannot be sure that any future prospect can be obtained at an attractive lease price or that any exploration efforts would result in a commercially successful well.

We seek to fund and drill enough exploratory wells for commercial discoveries to make up for the cost of the inevitable dry holes that we can expect, in the exploration business. We believe our existing inventory of projects bear a high enough ratio of potentially successful to unsuccessful projects to deliver value to our drilling partners and our shareholders from successful wells, in excess of the total costs of all successful and unsuccessful projects. Our future results will depend on our success in finding new reserves and commercial production, and there can be no assurance what revenue we can ultimately expect from any new discoveries.

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.

Natural  Gas  Activities

In 2002 we plugged and abandoned the Sonata #1 which began drilling in December 2001. The Sonata 3-1 began drilling on May 6, 2002 and was plugged and abandoned. We then determined that the remaining two original Sonata Prospects, originally 4 wells were planned, would be dropped from our list of potential prospects and replaced. We began drilling the Sunrise-Mayel #2H on July 12, 2002, we artificially fractured the well in September 2002 and the zone was considered to be damaged by the fracture process. We are planning on coming up the hole and recompleting in another formation.

The Company generally sells a percentage of production on a fixed contract price and the remainder at the monthly spot price. In times when we expect the price of gas to weaken, we try to increase the amount we sell under fixed prices. When we expect the price of gas to rise, we seek to sell more gas in the spot market. In 2001 and 2002, we sold our gas 100% on the spot market. Because we expect gas prices to rise, we intend to sell 100% of our production on the spot market in 2003. Because we plan to sell only on the spot market in 2003, a drop in the price of gas could possibly have a more adverse impact on us than if we entered into some fixed price contracts for sale of future production.

Our proved hydrocarbon reserves were valued using a standardized measure of discounted future net cash flows of $2,224,270 at December 31, 2002, compared to $1,005,010 on December 31, 2001, after taking into account a 10% discount rate and also taking into consideration the effect of income tax. This was due primarily to the fluctuations in gas prices. Estimates such as these are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company. This value does not appear on the balance sheet because accounting rules require discovered reserves to be carried on the balance sheet at the cost of obtaining them rather than the actual future net revenue from producing them.

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

Petroleum  Activities

We drilled the Aurora #1-19 oil prospect in December. It was a dry hole and was plugged and abandoned. The other wells we drilled in 2002 were for natural gas targets.

Precious  Metals  Activity

The price of gold has fluctuated in the last 12 months from a low of $289 per oz. to a high of $355 per oz. As funds become available the Company will continue to explore its claim block for discovery success. Historically the Company has done its exploration on a seasonal basis, normally in the warmer months. There was no exploration activity in 2002. We are in the process of raising capital to continue our work in the area.

We are confident that other parties will be willing to participate when the price of gold recovers.


RESULTS  OF  OPERATIONS

Comparison  of  Years  Ended  December  31,  2002  and  2001
------------------------------------------------------------

Balance  Sheet
--------------

We had $1,936,294 cash on hand at December 31, 2002 compared to $911,913 at December 31, 2001. This change was from funding of the OPUS-I drilling program. Accounts receivable were $44,393 greater this year compared to 2001 due to revenue due us from gas sold the end of 2002. Deposits were $212,000 higher due to our posting a bond in this amount pending the appeal of our judgment.See Litigation

State income taxes are $76,000 more this year because the State of California removed the ability of companies to utilize tax loss carry-forward for two years. Prior to 2002 we were able to reduce our tax liability by using tax loss carry forwards accumulated from prior years. Accounts payable are $564,240 for the year ended December 31, 2002 compared to $297,001 for the same period in 2001. This increase is due to increased drilling activity in 2002.

Shareholder equity increased by $908,530 due to the increase in cash from current net income.

Revenues

Oil and gas income was $844,800 less in 2002 than in 2001 due to decreased gas prices in 2002. Partnership income was $33,243 less in 2002 compared to 2001 because of decreased gas prices in 2002. Sale of oil and gas prospects was $5,421,782 for the year ended December 2002 compared to $218,426 for the same period in 2001 due to increased prospect sales in 2002. Other income was $71,973 for the year ended December 31, 2002 compared to $231,899 for the year ended 2001, because in 2001 we settled a claim related to a loan made to a telecommunications partnership.

Costs  and  Expenses

Mining costs were $54,532 less in 2002 due to no exploration activity on our claim block in 2002. Oil and gas lease costs were $132,880 higher in 2002 than 2001 due to increased lease operating activity. Well workover expenses were $240,718 less in 2002 because we did not work over any wells in 2002. Cost of oil and gas prospects sold were $3,139,268 higher for the period ending December 31, 2002 compared to the same period last year due to increased prospect sales. Depreciation, depletion and amortization expenses are $26,578 less in 2002 due to Statements of Financial Accounting Standards 142 that no longer allows annual amortization. Therefore, no amortization was taken in 2002. These assets will now be tested for impairment annually. If required we would then take an impairment charge. The $45,143 charge for impairment of acquisition costs are from the write off of a prospect that the Company believes is no longer prospective. The Company has a profit of $769,130 after taxes due to increased drilling activity and sale of prospects.

Comparison  of  Years  Ended  December  31,  2001  and  2000

Balance  Sheet
--------------

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

Revenues
--------

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

Costs  and  Expenses
--------------------

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

FINANCIAL  CONDITION

Commitments
-----------

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

We have a private placement drilling program to raise up to one hundred million dollars to drill and complete 26 prospects. We turnkey the drilling portion and the completion portion is based on costs incurred. In a turnkey program we guarantee to drill a well(s) for a certain amount. If the amount is greater then the Company would lose money on that well, if the cost is less then the Company would make a profit on that well.

Delay rentals for oil and gas leases amounted to$342,124 in 2002. Advance royalty payments and gold mining claims maintenance fees were$204,755 for the same period. We expect that approximately equal delay rentals and fees will be paid in 2003 from operating revenues.

Operating  Activities

The company had a positive cash flow from operating activities of $1,154,919 compared to $45,072 for the same period in 2001. This was due from profit on the sale of prospects and turnkey drilling activity in 2002. Also, $122,315 was from the sale of lease prospects.


Investing  Activities
---------------------

Cash used in investing activities was $397,383 less in 2002 compared to 2001 primarily from the timing related to oil and gas lease acquisition costs and the sale of some of these costs to third parties. Typically, we acquire leases over several months or in some cases even a year's time. We then include these acquisition costs when we sell the prospect, at that time we recover our acquisition, geological and geophysical costs. Most of these costs for 2002 were related to the OPUS-I drilling partnership.

Financing  Activities

Cash provided by financing activities was $7,279 less in the year ended 2002 compared to the same period in 2001. This was due to increase in long term debt by $29,686 and the reduction of paid in capital of $37,192 as stock options were exercised in 2002 compared to 2001.

Liquidity

The recoverability of theour oil and gasreserves depends on future events, including obtaining adequate financing forour exploration and development program, successfully completingour planned drilling program, and achieving a level of operating revenues that is sufficient to supportour cost structure. At various timesin our history, it has been necessary forus to raise additional capital through private placements of equity financing. When such a need has arisen,we have met it successfully. It is management's belief thatwe will continue to be able to meetour needs for additional capital as such needs arise in the future.We may need additional capital topay forour share of costs relating to the drilling prospects and development of those that are successful, and to acquire additional oil and gas leases. The total amount ofourcapitalneeds will be determined in part by the number of prospects generated withinour exploration program and by the working interest thatwe retain in those prospects.

Shouldwe choose to make an acquisition of producing oil and gas properties, such an acquisition wouldlikelyrequire that some portion of the purchase price be paid in cash, and thus would createtheneed for additional capital. Additional capital could be obtained from a combination of funding sources. The potential funding sources include:

-     Cash  flow  from  operating  activities,
-     Borrowings  from  financial  institutions,
- Debt offerings, which could increaseour leverage and add toour need for cash to service such debt,
- Additional offerings ofour equity securities, which would cause dilution ofour common stock,
- Sales of portions ofour working interest in the prospects withinour exploration program, which would reduce future revenues from its exploration program,
-     Sale  to an industry partner of a participation inour exploration program,
- Sale of all or a portion ofour producing oil and gas properties, which would reduce future revenues.

Our ability to raise additional capital will depend on the results ofour operations and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, there can be no assurances that capital will be available tous from any source or that, if available, it will be on terms acceptable tous.

                          ITEM 8: FINANCIAL STATEMENTS

                             TRI-VALLEY CORPORATION
INDEX
-----




                                       Page(s)
                                       -------

                      Report of Independent Auditor     15

        Consolidated Balance Sheets at December 31, 2002 and 2001     16

Consolidated  Statements  of  Operations  for  the  Years  Ended
                       December 31, 2002, 2001 and 2000     17

Consolidated  Statements  of  Changes  in  Shareholders'  Equity  for  the
                 Years Ended December 31, 2002, 2001 and 2000     18

Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
                       December 31, 2002, 2001 and 2000     19

              Notes to Consolidated Financial Statements     20-34

Supplemental  Information  about  Oil  and  Gas  Producing
                           Activities (Unaudited)     35-38

15
REPORT  OF  INDEPENDENT  AUDITOR


The  Board  of  Directors
Tri-Valley  Corporation
Bakersfield,  California


We have audited the accompanying consolidated balance sheets of Tri-Valley Corporation as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects the financial position of Tri-Valley Corporation at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

                               BROWN ARMSTRONG PAULDEN
     McCOWN  STARBUCK  &  KEETER
     ACCOUNTANCY  CORPORATION
Bakersfield,  California
February  21,  2003

19
   The accompanying notes are an integral part of these financial statements.
                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                  2002          2001
                                                ----
ASSETS
------
Current  Assets
                  Cash      $          1,936,294           $             911,913
                          Accounts receivable, trade                     151,618
                                                                         107,225
                                   Prepaid expenses                       12,029
                                                                          12,029

                                 Total Current Assets                  2,099,941
                                                                       1,031,167

          Property and Equipment, Net (Notes 1 and 2)                  1,974,501
                                                                       2,010,457

Other  Assets
           Deposits                     316,705                          104,705
               Investments in partnerships (Note 1)                       17,400
                                                                           9,101
  Goodwill  (net  of  accumulated  amortization  of
             $221,439 at December 31, 2001 and 2002)                     212,414
                                                                         212,414
            Other                       13,913                            13,913

                                  Total Other Assets                     560,432
                                                                         340,133

           TOTAL ASSETS      $          4,634,874           $          3,381,757

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
---------------------------------------
Current  Liabilities
                  Notes payable (Note 3)      $               13,792           $
                                                                           8,265
                               Income taxes payable                       76,000
                                                                               -
               Accounts payable and accrued expenses                     564,240
                                                                         297,001
  Amounts  payable  to  joint  venture participants                       74,412
                                                                          59,631
  Advances  from  joint  venture  participants,  net  (Note  1)
                                       2,617,333                       2,654,713

                            Total Current Liabilities                  3,345,777
                                                                       3,019,610

        Long-Term Portion of Notes Payable (Note 3)                       26,791
                                                                           8,371

Total  Liabilities                  3,372,568                       3,027,981

Shareholders'  Equity
  Common  stock,  $.001  par  value;  100,000,000  shares
    authorized;  19,726,348  and  19,689,748
    issued  and  outstanding  at  December  31,  2002  and  2001,
     Respectively                       19,726                            19,690
  Less:  common  stock  in  treasury,  at  cost,
    100,025  and  163,925  shares  at  December  31,
                        2002 and 2001, respectively                     (13,370)
                                                                        (21,913)
                           Common stock receivable                       (2,250)
                                                                               -
                       Capital in excess of par value                  8,879,724
                                                                       8,746,653
  Accumulated deficit                (7,621,524)                     (8,390,654)

                           Total Shareholders' Equity                  1,262,306
                                                                         353,776

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $          4,634,874           $
                                                                       3,381,757

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                           For the Years Ended December 31,
                           2002          2001          2000
                           ----          ----          ----

Revenues
       Sale of oil and gas      $           752,971           $        1,597,771
                                                             $           891,774
    Royalty income                          351                            6,952
                                                                          11,406
    Partnership income                     18,299                         51,542
                                                                         140,833
                         Gain on sale of property                              -
                                                -                        154,760
      Interest income                     19,534                          23,597
                                                                          99,234
                          Sale of oil and gas prospects                5,421,782
                                          218,426                        863,500
          Other income                     71,973                        231,899
                                                                          35,862

           Total Revenues                6,284,910                     2,130,187
                                                                       2,197,369

Costs  and  Expenses
                              Mining exploration costs                   169,111
                                          223,643                        162,741
    Oil and gas leases                   224,320                          91,440
                                                                          72,213
     Well workover                              -                        240,718
                                                                          37,786
                                  Severed acreage                              -
                                            174                            1,026
                     Cost of oil and gas prospects sold                3,648,089
                                          508,821                        784,710
                             General and administrative                1,316,894
                                         1,117,643                     1,931,105
             Depreciation, depletion and amortization                     34,384
                                          60,962                          57,400
           Interest                       1,838                            4,761
                                                                          19,730
                                   Well write-off                              -
                                                -                        490,921
                      Impairment of acquisition costs                     45,143
                                           -                                   -

                               Total Costs and Expenses                5,439,780
                                         2,248,162                     3,557,632

                 Net Income (Loss) before Income Taxes                   845,130
                                         (117,975)                   (1,360,263)

                               Tax Provision (Note 6)                     76,000
                                           -                                   -

        Net Income (Loss)      $           769,130           $         (117,975)
                                                              $      (1,360,263)

Basic  and  Diluted  Earnings  (Loss)  per  Common  Share
            and Common Equivalent Share      $                 0.04            $
                                         (0.00)           $               (0.07)

           Weighted Average Number of Shares Outstanding              19,702,054
                                         19,495,693                   19,293,188

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY

            Total                              Capital in          Common
          Common          Treasury                    Excess of          Stock
              Accumulated          Treasury          Shareholders'
             Shares            Shares          Par Value             Par Value
           Receivable          Deficit           Stock          Equity

Balance  at
 December  31,  1999,
            as restated        19,301,248            179,425           $  19,301
      $  8,344,462           $             -           $ (6,912,416)           $
                                                (45,163)           $   1,406,164
                Issuance of common stock             253,500            (15,500)
                         254                  373,396                          -
                               -                23,250                   396,900
         Stock issuance costs                         -                        -
                          -                  (51,150)                          -
                         -                          -                   (51,150)
            Net income (loss)                         -                        -
                     -                              -                          -
                 (1,360,263)                          -              (1,360,263)

Balance  at
 December  31,  2000,
           as restated        19,554,748            163,925               19,555
                   8,666,688                          -              (8,272,679)
                                              (21,913)                   391,651
           Issuance of common stock             135,000                        -
                        135                    79,965                          -
                         -                          -                     80,100
            Net income (loss)                         -                        -
                     -                              -                          -
                  (117,975)                          -                 (117,975)

Balance  at
     December 31, 2001        19,689,748            163,925               19,690
                   8,746,653                          -              (8,390,654)
                                              (21,913)                   353,776
               Issuance of common stock               36,600            (63,900)
                          36                  133,071                          -
                              -                  8,543                   141,650
      Common stock receivable                         -                        -
             -                           (2,250)                               -
                                                   -                     (2,250)
            Net income (loss)                         -                        -
                     -                              -                          -
                    769,130                          -                   769,130

Balance  at
      December 31, 2002        19,726,348            100,025           $  19,726
         $  8,879,724           $    (2,250)           $ (7,621,524)           $
                                                (13,370)           $   1,262,306

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           For the Years Ended December 31,
                           2002          2001          2000
                           ----          ----          ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
      Net income (loss)      $      769,130           $    (117,975)           $
                                                                     (1,360,263)
  Adjustments  to  reconcile  net  income  (loss)  to  net  cash provided  (used)  by  operating  activities:
                 Depreciation, depletion, and amortization                34,384
                                               60,962                     57,400
    Impairment,  dry  hole and other disposals of property                45,143
                                               -                               -
                                Land acquisition costs sold              122,315
                                               -                               -
                           (Gain) on sale of property                          -
                                                     -                 (154,760)
                            Non-employee stock compensation              119,700
                                               23,100                     88,650
    Changes  in  operating  capital:
                (Increase) decrease in accounts receivable              (44,393)
                                               711,136                 (663,177)
                                 Increase in prepaids                          -
                                                    -                   (10,000)
                      Increase in deposits and other assets            (212,000)
                                             (4,600)                     (1,375)
                          Increase in income taxes payable                76,000
                                               -                               -
      Increase  (decrease)  in  accounts  payable  &  accrued  exp.
                     267,239                 (284,016)                   189,915
      Increase  (decrease)  in  amounts  payable  to  joint  venture
                          participants and related parties                14,781
                                             (480,511)                   444,156
      Increase  (decrease)  in  advances  from  joint  venture
                    participants              (37,380)                   136,976
                                                                     (5,359,863)

            Net Cash Provided (Used) by Operating Activities           1,154,919
                                                 45,072              (6,769,317)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
                         Payments on notes receivable                          -
                                                             125,000           -
           Proceeds from sale of property                          -           -
                                                                         154,760
             Capital expenditures            (170,272)                 (702,613)
                                                                       (293,489)
            (Investment in) distribution from partnerships                10,000
                                               19,958                   (17,053)

                      Net Cash Used by Investing Activities            (160,272)
                                             (557,655)                 (155,782)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
                              Proceeds from long-term debt                29,686
                                               -                               -
                     Principal payments on long-term debt                (5,739)
                                             (6,074)                     (8,900)
                 Proceeds from issuance of common stock                       26
                                                134                          274
     Additional paid in capital                19,674                     56,866
                                                                         284,726
                               Sale of treasury stock                          -
                                                    -                     23,250
                                 Stock issuance costs                          -
                                                    -                   (51,150)

                 Net Cash Provided by Financing Activities                43,647
                                                50,926                   248,200

Net  Increase  (Decrease)  in  Cash  and  Cash  Equivalents           1,038,294
                                              (461,657)              (6,676,899)

         Cash at Beginning of Year              911,913                1,373,570
                                                                       8,050,469

     Cash at End of Year      $   1,936,294           $      911,913           $
                                                                       1,373,570

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:

      Interest paid      $          1,838           $          4,761           $
                                                                          19,730

         Income taxes paid      $             800           $                  -
                                                                 $        15,756

                             TRI-VALLEY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2002, 2001 AND 2000



NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

This summary of significant accounting policies of Tri-Valley Corporation is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Use  of  Estimates  in  the  Preparation  of  Financial  Statements
-------------------------------------------------------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

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

History  and  Business  Activity
--------------------------------

The Company has been historically an oil and gas exploration and production company, emphasizing the Sacramento Valley natural gas province, and is now also very active in the south San Joaquin Valley. In the fiscal year 1987, the Company added precious metals exploration. The Company conducts its oil and gas business primarily through its wholly owned oil and gas subsidiary, Tri-Valley Oil & Gas Company ("TVOG"). TVOG is engaged in the exploration, acquisition and production of oil and gas properties. At present, the precious metals exploration activities are conducted directly by the parent, Tri-Valley
Corporation ("TVC"). TVC has traditionally sought acquisition or merger opportunities within and outside of petroleum and mineral industries.

For purposes of reporting operating segments, the Company is involved in three areas. These are drilling and development, oil and gas production, and precious metals.

Cash  Equivalent  and  Short-Term  Investments
----------------------------------------------
Cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with original maturities of three months or less.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Goodwill
--------

The consolidated financial statements include the net assets purchased of Tri-Valley Corporation's wholly owned oil and gas subsidiary, TVOG. Net assets are carried at their fair market value at the acquisition date. On January 1, 2002, Tri-Valley Corporation adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is a non-amortizable asset, and is subject to an annual review for impairment. Prior to the implementation of SFAS 142, the Company had goodwill of $433,853 that was being amortized. The carrying amount of goodwill is evaluated periodically. Factors used in the evaluation include the Company's ability to raise capital as a public company and anticipated cash flows from operating and non-operating mineral properties.

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

Receivables from and amounts payable to these related parties (as well as other related parties) have been segregated in the accompanying financial statements. For contract drilling projects where the Company acts strictly as operator of drilling, the Company makes cash calls to participants when drilling expenditures exceed participant contributions. Excess project funding is held until it is determined that no further requirement exists for abandonment or plugging back of project wells, at which time the funds are refunded. In 2000, the Company expensed $490,921 worth of joint venture project costs attributed to a dry hole project.

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

Oil  and  Gas  Property  and  Equipment  (Successful  Efforts)
--------------------------------------------------------------

The Company accounts for its oil and gas exploration and development costs on the successful efforts method. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and complete exploratory wells that find proved reserves and to drill and complete development wells are capitalized. Exploratory dry-hole costs, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed when incurred, except those GGLA expenditures incurred on behalf of joint venture drilling projects, which the Company defers until the GGLA is sold at the completion of project funding and the target prospect is drilled. Expenditures incurred in drilling exploratory wells are accumulated as work in process until the Company determines whether the well has encountered commercial oil and gas reserves. If the well has encountered commercial reserves, the accumulated cost is transferred to oil and gas properties; otherwise, the accumulated cost, net of salvage value, is charged to dry hole expense. If the well has encountered commercial reserves but cannot be classified as proved within one year after discovery, then the well is considered to be impaired, and the capitalized costs (net of any salvage value) of drilling the well are charged to expense. In 2000, 2001, and 2002 there was $0, $0, and $45,143, respectively, charged to expense for impairment of exploratory well costs. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method based upon estimated proved developed reserves.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

The Financial Accounting Standards Board (FASB), Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and/or Long-Lived Assets to be Disposed of," requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The provisions of SFAS 121 are applicable to proved properties and our costs of wells and related equipment. Periodically, if there is a large decrease in oil and gas reserves or production on a property, or if a dry hole is drilled on or near one of its properties the Company will review the properties for impairment. SFAS 121 also established guidelines for determining recoverability based on future net cash flows from the use of the asset and for the measurement of the impairment loss. Impairment loss under SFAS No. 121 is calculated as the difference between the carrying amount of the asset and its fair value. If the carrying amount exceeds the undiscounted future net revenues, an impairment is recognized equal to the difference between the carrying value and the discounted estimated future net revenues of that property, which closely reflects fair market value. Any impairment loss is recorded in the current period in which the recognition criteria are first applied and met. Under the successful efforts method of accounting for oil and gas operations, the Company periodically assesses its proved properties for impairments by comparing the aggregate net book carrying amount of all proved properties with their aggregate future net cash flows. The statement requires that the impairment review be performed on the lowest level of asset groupings for which there are identifiable cash flows. In the case of the Company, this results in a field-by-field impairment review.

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

Based on the Company's experience, management believes site restoration, dismantlement, and abandonment costs net of salvage value to be immaterial in relation to operating costs. These costs are currently expensed when incurred.

Gold  Mineral  Property
-----------------------

The Company has invested in several gold mineral properties with exploration potential. All mineral claim acquisition costs and exploration and development expenditures are charged to expense as incurred. We capitalize acquisition and exploration costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer). Currently no amounts have been capitalized.

Advances  from  Joint  Venture  Participants
--------------------------------------------

Advances received by the Company from joint venture partners for contract drilling projects, which are to be spent by the Company on behalf of the joint venture partners, are classified within operating inflows on the basis they do not meet the definition of finance or investing activities. When the cash advances are spent, the payable is reduced accordingly. These advances do not contribute to the Company's operating profits and are accounted or/disclosed as balance sheet entries only i.e. within cash and payable to joint venture participants.



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

Concentration  of  Credit  Risk  and  Fair  Value  of  Financial  Instruments
-----------------------------------------------------------------------------

As discussed in Note 7, the Company sells oil, gas and natural gas liquids to primarily one purchaser located in the northern California region.

The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.

Fair value of financial instruments are estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

STOCK  BASED  COMPENSATION  PLANS
---------------------------------

The Company has adopted only the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and has elected to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by Accounting Principles Board ("APB") Opinion 25. The application of APB Opinion 25 has further been clarified by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". Accordingly, the Company computes compensation cost for each employee stock option granted as the amount by which the quoted market price of the Company's common stock on the date of grant exceeds the amount the employee must pay to acquire the stock. The amount of compensation costs, if any, is charged to operations over the vesting period.

Revenue  Recognition
--------------------

OIL  AND  GAS  SALES

Crude oil and natural gas revenues are recognized as production takes place and the sale is completed and the risk of loss transfers to a third party purchaser.

DRILLING  PROJECTS

For turnkey drilling projects, amounts received for drilling activities which have not been completed are deferred and reported as liabilities within the joint venture advance liability. The costs of turnkey drilling projects are reimbursed by the drilling partnership on a periodic basis and carried in Company inventory until drilling is completed. The Company follows the completed contract method of accounting for its turnkey drilling projects, and recognizes revenue on the turnkey project when drilling is complete. During 2002, two drilling projects were performed on a turnkey basis.



NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Reclassification
----------------

Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.

SUPPLEMENTAL  DISCLOSURE  OF  NON-CASH  ACTIVITIES
--------------------------------------------------

During 2002, the Company issued 70,000 shares of common stock valued at $119,700, of which 63,900 shares were issued from treasury, to an outside consultant for services.

During  2002,  the  Company issued 4,500 shares of common stock to an officer in
exchange  for  a  $2,250 receivable.   The shares were under the Company's stock
option  plan.

Treasury  Stock
---------------

The Company records acquisition of its capital stock for treasury at cost. Differences between proceeds for reissuance of treasury stock and average cost are charged to retained earnings or credited thereto to the extent of prior charges and thereafter to capital in excess of par value.

Recently  Issued  Accounting  Pronouncements
--------------------------------------------

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

Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142. Statement No. 141 will require, upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. In connection with the transitional goodwill impairment evaluation, Statement No. 142 will require the Company to perform an assessment, by reporting unit, of whether there is an indication that goodwill is impaired as of the date of adoption. Management believes the Company has one reporting unit. The Company will then have up to six months from the date of adoption to determine the fair value of its reporting unit and compare it to the reporting unit's carrying amount. To the extent the reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with  Statement  No.  141,  to  its  carrying  amount,  both  of  which
NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Recently  Issued  Accounting  Pronouncements  (Continued)
---------------------------------------------------------

would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. SFAS 142 is effective for the fiscal year beginning January 1, 2002. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $212,414 all of which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $10,846 per year for the fiscal years 2001 and 2000. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operations or cash flows.

In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets such as wells and production facilities. SFAS 143 guidance covers (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS 143 could result in (1) an increase of total liabilities, because more retirement obligations are required to be recognized, (2) an increase in the recognized cost of assets, because the retirement costs are added to the carrying amount of the long-lived asset and (3) an increase in operating expense because of the accretion of the retirement obligation and additional depreciation and depletion. The Company adopted the statement on January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle in January 2003. The adoption of this standard had no material impact on its financial position, results of operations, or cash flows.

In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and therefore were adopted by the Company in 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS 145, which is effective for fiscal years beginning after May 15, 2002, provides guidance for income statement classification of gains and losses on extinguishment of debt and accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on the reported results. The provisions of SFAS 148 are effective for financial statements for fiscal years ending after December 15, 2002. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.


NOTE  2  -  PROPERTY  AND  EQUIPMENT
            ------------------------

Oil  and  gas  properties,  and equipment and fixtures consist of the following:

                          December 31,          December 31,
                                  2002          2001

Oil  and  Gas  -  California
----------------------------
     Proved  properties,  net  of  accumulated  depletion  of  $587,030
       and  $562,311  at  December  31,  2002  and  2001,  respectively      $
109,355           $             190,396
     Unproved  properties                  1,710,437
1,692,702

     Total  Oil  and  Gas  Properties                  1,819,792
1,883,098

Other  Property  and  Equipment
-------------------------------
     Land                       12,281                            12,281
     Building,  net  of  accumulated  depreciation
       $11,751  and  $10,623  at  December  31,
       2002  and  2001,  respectively                       38,644
39,771
     Transmission  tower                       45,000
45,000
     Office  equipment,  vehicle,  and  leasehold  improvements  net  of accumulated  depreciation  of  $159,731  and  $151,195  at
       December  31,  2002  and  2001, respectively                       58,784
30,307

     Total  Other  Property  and  Equipment                     154,709
127,359

Property  and  Equipment  (Net)      $          1,974,501           $
2,010,457


NOTE  3  -  NOTES  PAYABLE
            --------------
                          December 31,          December 31,
                                  2002          2001

Note  payable  to  Union  Bank  dated  July  29,2002;
secured  by  a  vehicle;  interest  at  8.3%;  payable
in  60  monthly  installments  of  $602.      $               27,638           $
-
NOTE  3  -  NOTES  PAYABLE  (Continued)
            --------------

Note  payable  to  Imperial  Premium  Finance,  Inc.,
dated  June  9,  1997;  secured  by  contractual  policy;
interest  at  12.00%;  payable  in  monthly  installments
of  $680  including  interest.                         4,574
4,574

Note  payable  to  Union  Bank,  dated  January
15,  2000;  secured  by  a  vehicle;  interest  at  8.5%;
payable  in  60  monthly  installments  of  $380.                         8,371
12,062

                       40,583                            16,636
Less  current  portion                       13,792
8,265

Long-term  portion  of  notes  payable      $               26,791           $
8,371


Maturities of long-term debt for the years subsequent to December 31, 2002 are as follows:

                                   Year Ended
                                  December 31,

2003           $               13,792
2004                              9,986
2005                              6,100
Thereafter                            10,705

           $               40,583


NOTE  4  -  RELATED  PARTY  TRANSACTIONS
            ----------------------------

Employee  Stock  Options
------------------------

The Company has a qualified and a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and non-employee directors of the Company. The option price, number of shares and grant date are determined at the discretion of the Company's board of directors. Options granted under the plans are exercisable immediately, however, the plan expires in August 2008.

The purpose of the Company's stock option plans is to further the interest of the Company by enabling officers, directors, employees, consultants and advisors of the Company to acquire an interest in the Company by ownership of its stock through the exercise of stock options and stock appreciation rights granted under its stock option plan.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions  of  SFAS  123.  For  stock  options  granted,  the  option  price
NOTE  4  -  RELATED  PARTY  TRANSACTIONS  (Continued)
            ----------------------------

 was not less than the market value of shares on the grant date, therefore, no compensation cost has been recognized. Had compensation cost been determined under the provisions of SFAS 123, there would have been no effect on the Company's net income and earnings per share for the years ended December 31, 2000, 2001, and 2002 as the fair value of the Company's stock exceeded the weighted average fair value of the options granted.

The fair value of each option grant is estimated on the date of grant the Black-Scholes American option-pricing model with the following weighted-average assumptions used for grant in 2002, 2001 and 2000, respectively. Expected life of 5, 6, and 7 years for 2002, 2001 and 2000, respectively, no expected dividends, expected volatility of 98.04 percent for 2002, 82.91 percent for 2001, and 89.28 and 89.97 percent for 2000 and risk-free interest rates of 3.86, 4.85, and 5.25 percent, respectively.

Employee  Stock  Options  (Continued)
------------------------

A summary of the status of the Company's fixed stock option plan as of December 31, 2002 and 2001, and changes during the years ending on those dates is presented below:

                           2002          2001          2000
                              Weighted-                    Weighted-
                              ---------
                                    Weighted-
                 Average                    Average                    Average
                Exercise                    Exercise                    Exercise
          Shares          Price          Shares          Price          Shares
                                      Price
Fixed  Options
--------------

Outstanding  at  beginning  of  year        3,229,000           $       1.26
2,644,000           $       1.20             1,248,000           $       0.77
Granted                      -           $           -                700,000
$       1.35             1,410,000           $       1.57
Exercised           (20,500)           $       0.50              (115,000)
$       1.50                (14,000)           $       0.50
Cancelled         (248,000)           $       1.36                           -
-

Outstanding  at  end  of  year        2,960,500           $       1.25
3,229,000           $       1.26             2,644,000           $       1.20

Options exercisable at year-end        2,960,500                       3,229,000
2,644,000

Weighted-average  fair  value  of
  options  granted  during  the  year      $            -                     $
1.02                     $         1.30

The following table summarizes information about fixed stock options outstanding at December 31, 2002:
                                       Options Outstanding and Exercisable
                                          Weighted-Average
              Number Outstanding          Remaining          Weighted-Average
   Range of Exercise Prices          at December 31, 2002            Contractual
                        Life              Exercise Price

$.50  -  $2.43                                2,960,500
6.15           $                        1.25

A summary of option transactions during the years ended December 31, 2002, 2001, and 2000 is presented below:
                           Number          Weighted-Average
                          of Shares          Exercise Price

       Outstanding at December 31, 1999                1,248,000           $
                                      0.77


NOTE  4  -  RELATED  PARTY  TRANSACTIONS  (Continued)
            ----------------------------

    Issued                1,410,000                                     1.57
  Exercised                   (14,000)                                     0.50

Outstanding  at  December  31,  2000                2,644,000
1.20

Issued                   700,000                                     1.35
Exercised                 (115,000)                                     0.50

Outstanding  at  December  31,  2001                3,229,000
1.26

Issued                              -                                        -
Exercised                   (20,500)                                     0.50
Cancelled                 (248,000)                                     1.36

Outstanding  at  December  31,  2002                2,960,500
1.25

Exercisable  at  December  31,  2002                2,960,500
1.25

Available  for  Issuance  at  December  31,  2002                   490,000


Beneficial  Owners
------------------

The following is known to the Company to be the only beneficial owners of 5% or more of the Company's outstanding common stock at December 31, 2002:

                           Ownership Shares          Percentage

              F. Lynn Blystone          1,332,764     (1)     6.40%
                Dennis Vaughan          1,009,200          5.10%

(1)  Includes  886,500  stock  options  that  he  has  the  right  to  exercise.

                                  PARTNERSHIPS
                                  ------------

Tri-Valley is a general partner and operator of the Tri-Valley Oil & Gas Exploration Programs 1971-1 and Martins-Severin Partnerships. The Company
accounts for these partnerships on the equity method. Oil and gas income produced follows:
               December 31,          December 31,          December 31,
                           2002          2001          2000

Partnership  income,  net  of  expenses      $               18,299           $
51,542           $             140,833

NOTE  5  -  EARNINGS  PER  SHARE
            --------------------

Full year basic earnings (loss) per share for the Company were $.04, $.00, and $(.07) in 2002, 2001 and 2000, respectively, and were based on the weighted average shares outstanding of 19,702,054 in 2002, 19,495,693 in 2001,
NOTE  5  -  EARNINGS  PER  SHARE(Continued)
            --------------------

and 19,293,188 in 2000. Diluted earnings (loss) per share for the Company were $.04, $.00, and $(.07) in 2002, 2001 and 2000, respectively. The diluted earning per share amounts are based on weighted average shares outstanding plus common stock equivalents. Common stock equivalents include stock options and awards, and common stock warrants, and totaled 2,698,500 in 2002, 0 in 2001, and 0 in 2000. Common stock equivalents excluded from the calculation of diluted earnings per share because the effect was antidilutive were 960,000, 3,729,000, and 2,644,000 in 2002, 2001 and 2000, respectively.

NOTE  6  -  INCOME  TAXES
            -------------
At December 31, 2002, the Company had available net operating loss carry forwards for financial statements and federal income tax purposes of approximately $1,040,000. These loss carryforwards expire between 2002 and 2014.

The  components  of  the  net  deferred  tax  assets  were  as  follows:
               December 31,          December 31,          December 31,
                           2002          2001          2000

Deferred  Tax  Assets:
  Net  operating  loss  carryforwards      $               45,667           $
606,550           $             802,644
  Statutory  depletion  carryforwards                     297,217
291,276                          259,233

Total  Deferred  Tax  Assets                     342,884
897,826                       1,061,877
Valuation Allowance                   (342,884)                        (897,826)
(1,061,877)

Net  Deferred  Tax  Assets      $                         -           $
-           $                         -

A full valuation allowance has been established for the deferred tax assets generated by net operating loss and statutory depletion carryforwards due to the uncertainty of future utilization.

The  reconciliation  of  federal  taxable  income  follows:
               December 31,          December 31,          December 31,
                           2002          2001          2000

Income  (loss)  before  tax      $        845,130           $       (117,975)
$    (1,360,263)

Computed  "expected"  tax  (benefit)      $        304,344           $
(40,112)           $       (462,489)

State  tax  liability                  76,000                                 -
-

Utilization  (non-utilization)  of  operating  loss  carryover
(304,344)                       40,112                     462,489

Total  income  tax  provision      $          76,000           $
-           $                    -

NOTE  7  -  MAJOR  CUSTOMERS
            ----------------
Oil  and  Gas
-------------

The Company received in excess of 10% of its oil and gas revenue from various sources as follows:


NOTE  7  -  MAJOR  CUSTOMERS(Continued)
            ----------------
Oil  and  Gas
-------------
                                     A          Other
Period  Ended:
  December  31,  2000           $             994,553           $
50,460

  December  31,  2001           $          1,597,771           $
-

  December  31,  2002           $             752,971           $
-

Substantially, all oil and gas sales have occurred in the northern California gas market.

NOTE  8  -  FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS
            --------------------------------------------------------

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

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 2002, 2001, and 2000:
                 Oil and Gas          Precious          Drilling and
            Production          Metals          Development          Total
Year  Ended  December  31,  2002
Revenues  from  External  Customers      $       771,621           $
-           $    5,421,782           $    6,193,403
Interest  Revenue      $         19,534           $                   -
                      -----------------          ----------------------
$                   -           $         19,534
---------------------          -----------------
Interest  Expense      $           1,838           $                   -
                      ------------------          ----------------------
 $                   -           $           1,838
----------------------          ------------------
Expenditures  for  Segment  Assets      $       155,132           $
                                       ----------------          --
-           $                   -           $       155,132
-          ----------------------          ----------------
Depreciation,  Depletion,  and  Amortization      $         34,384           $
                                                 -----------------          --
-           $                   -           $         34,384
-          ----------------------          -----------------

Total  Assets      $    4,648,787           $                   -           $
-           $    4,648,787

Net  Income  (Loss)      $      (835,452)           $      (169,111)           $
1,773,693           $       769,130

Year  Ended  December  31,  2001
Revenues  from  External  Customers      $    1,656,265           $
-           $                   -           $    1,656,265
Interest  Revenue      $         23,597           $                   -
                      -----------------          ----------------------
$                   -           $         23,597
---------------------          -----------------
Interest  Expense      $           4,761           $                   -
                      ------------------          ----------------------
 $                   -           $           4,761
----------------------          ------------------
Expenditures  for  Segment  Assets      $       702,613           $
                                       ----------------          --
-           $                   -           $       702,613
-          ----------------------          ----------------
Depreciation,  Depletion,  and  Amortization      $         60,962           $
                                                 -----------------          --
-           $                   -           $         60,962
-          ----------------------          -----------------

Total  Assets      $    3,381,757           $                   -           $
-           $    3,381,757

Net  Income  (Loss)      $       396,063           $      (223,643)           $
(290,395)           $      (117,975)
NOTE  8  -  FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS(Continued)
            --------------------------------------------------------

Year  Ended  December  31,  2000
Revenues  from  External  Customers      $    1,044,013           $
-           $                   -           $    1,044,013
Interest  Revenue      $         99,234           $                   -
                      -----------------          ----------------------
$                   -           $         99,234
---------------------          -----------------
Interest  Expense      $         19,730           $                   -
                      -----------------          ----------------------
$                   -           $         19,730
---------------------          -----------------
Expenditures  for  Segment  Assets      $       293,489           $
                                       ----------------          --
-           $                   -           $       293,489
-          ----------------------          ----------------
Depreciation,  Depletion,  and  Amortization      $         57,400           $
                                                 -----------------          --
-           $                   -           $         57,400
-          ----------------------          -----------------

Total  Assets      $    4,053,257           $                   -           $
-           $    4,053,257

Net  Income  (Loss)      $   (1,118,732)           $      (162,741)           $
(78,790)           $   (1,360,263)


NOTE  9  -  COMMON  STOCK
            -------------

During 2002 we issued the following shares of common stock. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

- One officer and one former employee exercised options to purchase 20,500 common shares at $.50 each. Included as a component of shareholder's equity is a $2,250 receivable from the officer for shares received.

- We issued 10,000 shares to the Company's President, Lynn Blystone, pursuant to an employment contract. The closing market price of our common stock on the date we awarded these shares was $1.17.

- We issued 70,000 shares to Richard Langley for services, of which 63,900 shares were issued from treasury stock. The closing market price of our common stock on the date we awarded these shares (December 18, 2002) was $1.71.


NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES
             -------------------------------

Litigation
----------

The Company is a defendant in an action filed by Armstrong Petroleum alleging the Company failed to make correct royalty payments to Armstrong for several years. In 2002, Armstrong was awarded a judgment against the Company for $141,500. The Company believes the judgment was based on incorrect facts and has filed an appeal. The Company was required to post a cash bond of $212,000 with the appeal. The bond amount is included in Deposits at December 31, 2002. The Company believes it will prevail in its appeal and the likelihood of loss is less than probable. Included in accounts payable at December 31, 2002 certain estimated expenses have been accrued in connection with the appeal.

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

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (Continued)
             -------------------------------

Natural  Gas  Contracts
-----------------------

The Company sells its gas under one gas contract. The contract is effective for a twelve month period and is renegotiated annually. During 2000, 2001, and 2002, the Company sold all of its produced gas under these agreements. The terms of the agreements are identical among the contracts. During 2002, the terms of the agreements were as follows: 100% percent of the produced gas was purchased at the monthly spot price, which is the PG&E Citygate price. During 2001, the terms of the agreements were as follows: 100% percent of the produced gas was purchased at the monthly spot price, which is the PG&E Citygate price. During 2000, the terms of the agreements were as follows: Sixty percent of the produced gas was purchased at a fixed price of $2.35, the remaining forty percent was purchased at the monthly spot price, which is the PG&E Citygate price.

Joint  Venture  Advances
------------------------

As discussed in Note 1, the Company receives advances from joint venture participants, which represent funds raised to drill exploratory wells. The Company receives a carried working interest if the well is successfully drilled and completed. The Company acts as both the fiduciary agent and Operator during the period required to drill and equip the well, and as Operator while the well is produced. The Company is obligated to use these funds for expenditures of the joint venture prospect. The joint venture agreements specify that the Company must drill the subject well or substitute another prospect. Some agreements require that the interest earned on joint venture advances be credited to the project account. Expenditures of the projects are charged directly against the obligation.

The balance of the joint venture advance represents the sum of amounts contributed for drilling prospects, net of expenditures for the projects. Residual project balances are held until the Company makes a final determination concerning any remedial obligations of the joint venturers. The balance at December 31, 2002 consists primarily of the following projects:

OPUS
----

The Opus Drilling Program is a multi-well drilling program covering more than 24 prospects. The Company began fund raising for the Opus program in late 2001 and 2002. To date, the Program has drilled 3 wells, which include the Aurora 1-19, the Sunrise-Mayel 2H, and the Sonata 3-1. The Aurora and Sonata wells were not commercially productive. Testing continues on the Sunrise well. All projects are turn-key projects, with turn-key drilling costs and completion costs for each well fixed in the drilling program Memorandum. The Opus Drilling Program joint venture status at December 31, 2002, which is included in the joint venture advance liability, is as follows:

Total  Opus  Contributions                $          6,105,250
Total  Opus  Expenditures                $          4,982,561
                                        =====================


Ekho
----

The Ekho project was originally a three-well project, which commenced February 7, 2000 with the first well. The first well has been drilled to its target depth of just over 19,000 feet. The original majority joint interest partners were unable to fulfill their obligations to continue to fund well completion activities. The Company is currently seeking substitute partners to raise funds to fracture and complete the well. Ekho joint venture project status at December 31, 2002, which is included in the joint venture advance, is as follows:

Total  Ekho  joint  venture  contributions                $        10,604,300
Total  Ekho  joint  venture  expenditures                $        10,878,236
                                                        ====================
Interest  credited  to  the  joint  account                $             246,749
                                                          ======================

NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (Continued)
             -------------------------------

Leases
------

The Company leases its office space on a three year lease which has 19 months remaining.

Stock  Sale  Agreement
----------------------

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

Common  Stock  Warrants
-----------------------

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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent engineering consultants for the years ended December 31, 2002, 2001, and 2000. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:

               December 31,          December 31,          December 31,
                           2002          2001          2000

Aggregate  capitalized  costs:
  Proved  properties      $          752,706           $          752,706
$          752,706
  Unproved  properties               1,449,119                    1,692,702
990,089
  Accumulated  depletion, depreciation and amortization                (587,030)
(562,310)                     (525,916)

Net  capitalized  assets      $       1,614,795           $       1,833,098
$       1,216,879


The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:

               December 31,          December 31,          December 31,
                           2002          2001          2000

Acquisition  of  producing  properties  and  productive  and
  non-productive  acreage      $                    -           $
-           $          56,320

Exploration  costs      $        118,119           $        702,613           $
227,568

------
Results  of  operations  from  oil  and  gas  producing  activities
-------------------------------------------------------------------

The  results of operations from oil and gas producing activities are as follows:

               December 31,          December 31,          December 31,
                           2002          2001          2000

Sales  to  unaffiliated  parties      $           771,621           $
1,656,265           $        1,045,013
Production  costs                 (224,320)                      (332,160)
(601,946)
Depletion,  depreciation  and  amortization                   (24,719)
(38,388)                        (29,634)

                   522,582                     1,285,717
413,433
Income  tax  expense                 (187,057)                      (461,867)
(144,489)

Results  of  operations  from  activities  before
  extraordinary  items  (excluding
  corporate  overhead  and  interest costs)      $           335,525           $
823,850           $           268,944

Changes  in  estimated  reserve  quantities
-------------------------------------------

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2002, 2001, and 2000, and changes in such quantities during each of the years then ended, were as follows:
       December 31, 2002          December 31, 2001          December 31, 2000
         Oil          Gas          Oil          Gas          Oil          Gas
         ---          ---          ---
           (BBL)          (MCF)          (BBL)          (MCF)          (BBL)
                                      (MCF)

Proved  developed  and  undeveloped  reserves:
  Beginning  of  year           164             1,684,757                299
1,842,672                185             1,540,004
  Revisions  of  previous  estimates  extensions,
    discoveries  and  other  additions             15                  40,066
(121)                  72,477                164                551,679
  Production           (29)              (232,578)                (14)
(230,392)                (50)              (249,011)

End  of  year           150             1,492,245                164
1,684,757                299             1,842,672

Proved  developed  reserves:
  Beginning  of  year           164             1,684,757                299
1,842,672                185             1,540,004

  End  of  year           150             1,492,245                164
1,684,757                299             1,842,672

Standardized  measure of discounted future net cash flows relating to proved oil
--------------------------------------------------------------------------------
and  gas  reserves
------------------

A standardized measure of discounted future net cash flows is presented below for the year ended December 31, 2002, 2001, and 2000.

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

Standardized  measure of discounted future net cash flows relating to proved oil
--------------------------------------------------------------------------------
and  gas  reserves  (Continued)
------------------

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

               December 31,          December 31,          December 31,
                           2002          2001          2000

Future  cash in flows      $     5,791,416           $     4,231,473           $
25,127,878*
Future  production  and  development  costs            (1,297,906)
(1,293,017)                 (1,975,633)
Future  income  tax expenses            (1,202,626)                    (430,547)
(7,951,963)

Future  net  cash  flows             3,290,884                  2,507,909
15,200,282
10%  annual  discount  for  estimated timing of cash flows             1,066,614
1,502,899                  6,716,556

Standardized  measure  of  discounted  future net cash flow      $     2,224,270
$     1,005,010           $     8,483,726

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

               December 31,          December 31,          December 31,
                           2002          2001          2000

Standardized  measure  -  beginning  of  period      $     1,005,010           $
8,483,726           $     1,217,249

Sales  of  oil and gas produced, net of production costs               (547,301)
(60,294)                    (443,067)
Revisions  of  estimates  of  reserves  provided  in  prior  years:
  Net  changes  in  prices             2,432,433                 (1,336,765)
10,411,028
  Revisions  of  previous  quantity  estimates                166,536
(295,610)                  3,186,723
  Extensions  and  discoveries                            -
495,354                     694,792
  Purchases  of  minerals  in  place                            -
-                     842,668
Accretion  of  discount                274,545                     117,937
1,306,674
Changes  in  production  rates  (timing)  and  other               (334,874)
1,122,078                    (902,506)
Net  change  in  income taxes              (772,079)                 (7,521,416)
(7,829,835)

Net  increase  (decrease)              1,219,260                 (7,478,716)
7,266,477

Standardized  measure  -  end  of  period      $     2,224,270           $
1,005,010           $     8,483,726


Quarterly  Financial  Data  (Unaudited)
---------------------------------------

                                         2002

                 First          Second          Third          Fourth
              Quarter          Quarter          Quarter          Quarter

Operating  Revenues      $       182,734           $       857,241           $
3,923,875           $    1,321,060

Net  Income  (Loss)      $      (264,117)           $      (360,283)           $
1,071,553           $       321,977

Net  Income  (Loss)  per  Common  Share      $            (0.01)           $
(0.02)           $             0.05           $             0.02



                                         2001

                 First          Second          Third          Fourth
              Quarter          Quarter          Quarter          Quarter

Operating  Revenues      $       749,810           $       614,146           $
298,560           $       467,671

Net  Income  (Loss)      $       252,254           $         64,206           $
(172,172)           $      (262,263)

Net  Income  (Loss)  per  Common  Share      $             0.01           $
-           $            (0.01)           $            (0.01)

                                     ------
                                    PART III
                                    --------

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT
-------------------------------------------------------------------

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

                    Year  First
                    Became  Director  or          Position  With
Name  of  Director          Age          Executive  Officer          Company

F.  Lynn  Blystone          67          1974          President,  CEO, Director,
TVC
                              CEO  and  Director,  TVOG
                              President,  CEO,  Director,  TVPC

Dennis  P.  Lockhart(1)          56          1982          Director

Milton  J.  Carlson(1)          72          1985          Director

Harold  J.  Noyes          54          2002          Director

Loren  J.  Miller(1)          58          1992          Director

C.  Chase  Hoffman          80          2000          Director

Thomas  J.  Cunningham          60          1997          Treasurer,  Chief
Financial  Officer  and
                              Secretary,  TVC,  TVOG,  and  TVPC

Joseph  R.  Kandle          60          1999          President,  TVOG

 (1)-  Member  of  Audit  Committee

F.  LYNN  BLYSTONE  - 67     President and Chief Executive Officer of Tri-Valley
------------------------
Corporation  and  Tri-Valley  Power Corporation, and CEO of Tri-Valley Oil & Gas
--
Company,  which  are  two  wholly  owned subsidiaries of Tri-Valley Corporation,
--
                                                Bakersfield, California     1974
                                                --

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

                                   DENNIS P. LOCKHART - 56     Director     1982
                                   -----------------------

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

                                    MILTON J. CARLSON - 72     Director     1985
                                    ----------------------

Since 1989, Mr. Carlson has been a principal in Earthsong Corporation, which, in part, consults on environmental matters and performs environmental audits for government agencies and public and private concerns. Mr. Carlson attended the University of Colorado at Boulder and the University of Denver.

                                 LOREN J. MILLER, CPA - 58     Director     1992
                                 -------------------------

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

                                      HAROLD J. NOYES - 54     Director     2002
                                      --------------------

Since August 2000, he has been president of H.J. Noyes and Associates, Inc., a firm that provides consulting and business development services to the minerals industry. Dr. Noyes is currently a senior program manager with Pacific Northwest National Laboratory. He served October 2001 through October 2002 as vice president, marketing and business development for Blake Street Investments, Inc., a money management and investment advisory firm. From 1997 to 2000 he was president of North Star Exploration, Inc. He was manager, resource development for Doyon Limited from 1983 to 1997. Dr. Noyes graduated from the University of Minnesota Magna Cum Laude in geology and took his Ph.D. in geology and geochemistry at the Massachusetts Institute of Technology. Later he earned a Masters in Business Administration at the University of Chicago

                                     C. CHASE HOFFMAN - 80     Director     2000
                                     ---------------------

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

THOMAS  J.  CUNNINGHAM - 60     Secretary, Treasurer and Chief Financial Officer
---------------------------
of  Tri-Valley  Corporation, and its wholly owned subsidiaries, Tri-Valley Oil &
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

JOSEPH R. KANDLE - 60     President and Chief Operating Officer Tri-Valley Oil &
---------------------
Gas  Company,  wholly  owned  subsidiary  of Tri-Valley Corporation Bakersfield,
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


ITEM  11.  EXECUTIVE  COMPENSATION
----------------------------------

The following table summarizes the compensation of the chairman of the board and the president of the Company and its subsidiaries, F. Lynn Blystone (the "Named Officer"), for the fiscal year ended December 31, 2002, 2001, and 2000.

The Board of Directors (excluding Mr. Blystone) served as the compensation committee for fiscal year 2002.

                                                        Long Term
                                                      Compensation
                                 Annual Compensation          Awards
            (a)          (b)          ( c )          (d)          (e)
                                      -----          ---
                                           Other          Securities
        Name          Period Covered          Salary          Compensation
                               Underlying Options

                             F. Lynn          FYE 12/31/02          $149,000 (1)
                       Blystone, CEO          FYE 12/31/01          $115,250 (2)
          FYE  12/31/00            $105,720  (3)


(1)     Includes  a  bonus  of  $50,00  for  2002.
(2)     Includes  a  bonus  of  $16,250  for  2001.
(3) Includes value of 5,000 common shares issued on April 3, 2000, pursuant to Mr. Blystone's employment contract, with a fair market value of $9,850 ($1.97 per share).

Employment  Agreement  with  Our  President
-------------------------------------------

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

Aggregated  2002  Option  Exercises  and  Year-End  Values

The following table summarizes the number and value of all unexercised stock options held by the Named Officer and the Directors at the end of 2002.

                      ( A )     (B)     (C)     (D)     (E)
                       Number of Securities     Value of Unexercised In-
                       Underlying Unexercised     The-Money Options/SARs
                         Options/SARs at FY-End (#)     at FY-End ($)*
                                   Shares Acquired
   Name     On Exercise (#)     Value Realized ($)     Exercisable/Unexercisable
   ----                                                -------------------------
                            Exercisable/Unexercisable
                            -------------------------

       F. Lynn Blystone     7,500     $8,065     886,500/0     $263,850/0

     *Based on a fair market value of $1.40 per share, which was the closing bid price of the Company's Common Stock in the NASD National Market System on December 31, 2002.

Compensation  of  Directors
---------------------------

The Company compensates non-employee directors for their service on the board of directors.

The following table sets forth information regarding the cash compensation paid to outside directors in 2002.

                                   (A)     (B)
                                  NAME     FEES
                                  ----     ----

                            Harry J. Noyes     $1,200

                                   (A)     (B)
                                  NAME     FEES
                                  ----     ----

                            Milton Carlson     $2,400

                          Dennis P. Lockhart     $2,050

                           Loren J. Miller     $2,400

                           C. Chase Hoffman     $2,400

Performance  Graph
------------------

The following stock price performance graph is included in accordance with the SEC's executive compensation disclosure rules and is intended to allow stockholders to review our executive compensation policies in light of corresponding stockholder returns, expressed in terms of the appreciation of our common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of Royale Energy, Inc., Parallel Petroleum Corporation and Equity Oil Company from December 31, 1998 through December 31, 2002.

Total returns assume $100 invested on December 31, 1997 in shares of Tri-Valley Corporation, Royale Energy Inc., Parallel Petroleum Corporation, and Equity Oil Company, assuming reinvestment of dividends for each measurement period..

Total  Return  Analysis
          12/31/1998     12/31/1999     12/31/2000     12/31/2001     12/31/2002
Tri-Valley  Corp      $          100.00      $           300.00      $
324.00      $          320.00      $          280.00
Royale  Energy,  Inc.      $          100.00      $             81.70      $
212.42      $          208.17      $          169.61
Parallel  Petroleum  Corp.      $          100.00      $           117.36      $
264.58      $          220.83      $          190.28
Equity  Oil  Co.      $          100.00      $           115.46      $
341.24      $          185.57      $          220.62



ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

As of December 31, 2002, there were 19,726,348 shares of the Company's common stock outstanding. The following persons were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock:

                               Number of          Percent of
                 Name and Address          Shares          Total

F.  Lynn  Blystone
P.O.  Box  1105
            Bakersfield, CA 93302          1,332,764(1)          6.8%

Dennis  Vaughan
2298  Featherhill  Road
           Santa Barbara, CA 93108          1,009,200(1)          5.1%

Includes 886,500 shares of stock Mr. Blystone has the right to acquire upon the exercise of options, and 30,200 shares held in the name of Bandera Land Company, Inc., a family corporation of which Mr. Blystone is the president.

The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 2002 by each director, by each of the executive officers named in Item 11, and by the executive officer named in Item 10 and directors as a group:

                               Number of          Percent of
                 Directors          Shares(1)          Total(2)

              F. Lynn Blystone          1,332,764(3)          6.8%

              Dennis P. Lockhart          332,091(3)          1.7%

               Milton J. Carlson          339,000(3)          1.7%

                Loren J. Miller          305,300(3)          1.5%

                Harold J. Noyes              -0-(3)          0.0%

               C. Chase Hoffman          247,500(3)          1.2%

Total  group  (all  directors  and
------------
       Executive officers - 6 persons)          2,556,655(3)          12.9%


(1) Includes shares which the listed shareholder has the right to acquire from options as follows: Dennis P. Lockhart 270,000; Milton J. Carlson 268,000;
C.  Chase  Hoffman  200,000;  Loren J. Miller 270,000, F. Lynn Blystone 886,500.

(2) Based on total outstanding shares of 19,726,348 as of December 31, 2002. The persons named herein have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

(3) Includes 30,200 shares held in the name of Bandera Land Company, Inc., a family corporation of which Mr. Blystone is the president.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

None.

ITEM  14.  CONTROLS  AND  PROCEDURES
------------------------------------

Within the 90 days prior to the date of this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our chief executive officer and chief accounting officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to our company required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors, which could significantly affect internal controls subsequent to the date our management carried out their evaluation

ITEM  15.  EXHIBITS,  LISTS,  AND  REPORTS  ON  FORM  8-K
---------------------------------------------------------

(a)     Exhibits.

                                     Exhibit
Number          Description  of  Exhibit

3.1 Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of the Company's Form 10-KSB for the year ended December 31, 1999.
3.2          Amended  and  Restated Bylaws, incorporated by reference to Exhibit
3.3  of  the  Company's  Form  10-KSB  for  the  year  ended  December 31, 1999.
10.1 Employment Agreement with F. Lynn Blystone, incorporated by reference to Exhibit 10.1 of the Company's form 10-KSB/A, Amendment No. 3 to
Form  10-KSB  for  the  year  ended  December 31, 2000, filed December 14, 2001.
21.1          Subsidiaries  of  the  Registrant,  incorporated  by  reference to
Exhibit 21.1 of the Company's form 10-KSB/A, Amendment No. 3 to Form 10-KSB for the year ended December 31, 2000, filed December 14, 2001.
99.1          Certifications  Pursuant  to  18  U.S.C.  1350.


(b)     Reports  on  Form  8-K
     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     March  24,  2003          By:_/s/  F.  Lynn  Blystone____________________
                                F.  Lynn  Blystone
                                President,  Chief  Executive  Officer  and
                                Director


     March  24,  2003          By:__/s/  Thomas  J.  Cunningham________________
                                Thomas  J.  Cunningham
                                Secretary,  Treasurer,  Chief  Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:


     March  24,  2003          By:__/s/  Milton  J.  Carlson___________________
                                Milton  J.  Carlson,  Director



     March  24,  2003          By:__/s/  C.  Chase  Hoffman___________________
                                C.  Chase  Hoffman,  Director



     March  24,  2003          By:__/s/  Dennis  P.  Lockhart__________________
                                Dennis  P.  Lockhart,  Director



     March  24,  2003          By:__/s/  Loren  J.  Miller____________________
                                Loren  J.  Miller,  Director



     March  24,  2003          By:__/s/  Harold  J.  Noyes___________________
                                Harold  J.  Noyes,  Director










                     CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I,  F.  Lynn  Blystone,  certify  that:

1. I have reviewed this quarterly report on Form 10-K of Tri-Valley Corporation ("Tri-Valley")

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of Tri-Valley as of, and for, the periods presented in this annual report.

4. Tri-Valley's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for Tri-Valley and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to Tri-Valley, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of Tri-Valley's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. Tri-Valley's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of Tri-Valley's board of directors :

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect Tri-Valley's ability to record, process, summarize and report financial data and have identified for Tri-Valley's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in Tri-Valley's internal controls.

6. Tri-Valley's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March  24,  2003
_____________________________________________
                         F. Lynn Blystone, President and Chief Executive Officer

                     CERTIFICATE OF CHIEF FINANCIAL OFFICER

I,  Thomas  J.  Cunningham,  certify  that:

1. I have reviewed this annual report on Form 10-K of Tri-Valley Corporation. ("Tri-Valley")

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements and other financial information included in this annual report fairly present, in all material respects, the financial condition, results of operations and cash flows of Tri-Valley as of, and for, the periods presented in this annual report.

4. Tri-Valley's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for Tri-Valley and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to Tri-Valley, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b. evaluated the effectiveness of Tri-Valley's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. Tri-Valley's other certifying officers and I have disclosed, based on our most recent evaluation, to our auditors and the audit committee of Tri-Valley's board of directors :

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect Tri-Valley's ability to record, process, summarize and report financial data and have identified for Tri-Valley's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in Tri-Valley's internal controls.

6. Tri-Valley's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March  24,  2003               _________________________________________
                         Thomas  J.  Cunningham,  Chief  Financial  Officer










                                  EXHIBIT 99.1

                   CERTIFICATIONS PURSUANT TO 18 U.S.C.   1350

The undersigned officer certifies that this Annual Report on Form 10-K complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.


Date:          March  24,  2003
          TRI-VALLEY  CORPORATION


By:          F.  Lynn  Blystone
             ------------------
          F.  Lynn  Blystone,  Chief  Executive  Officer


The undersigned officer certifies that this Annual Report on Form 10-K complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.


Date:          March  24,  2003
          TRI-VALLEY  CORPORATION


By:          Thomas  J.  Cunningham
             ----------------------
          Thomas  J.  Cunningham,  Chief  Financial  Officer