Form 10-K/A
period 2002-12-31
TRI VALLEY CORP
filed 2003-04-14
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Introductory  Statement

This amendment #1 makes correction to the column spacing of tables only. There are no substantial material changes.

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

The following table sets forth the net quantities of natural gas and crude oil that we produced during:

                                   Year Ended      Year Ended        Year Ended
                                  December 31,     December 31,     December 31,
                                      2002           2001               2000

              Natural Gas (MCF)     229,126          230,392           249,011
              Crude Oil (BBL)            29               14                50
The following table sets forth our average sales price and average production (lifting) cost per unit of oil and gas produced during:
                  Year Ended             Year Ended             Year Ended
                 December 31,           December 31,           December 31,
                     2002                   2001                   2000

             Gas (Mcf)  Oil (Bbl*)  Gas (Mcf)  Oil (Bbl*)  Gas (Mcf)  Oil (Bbl*)
 Sales Price     $3.07     $19.13       $6.93     $22.32       $3.99     $19.98

 Production Costs$0.98        0         $0.40        0           .29           0

 Net Profit      $2.09     $19.13       $6.53     $22.32       $3.70     $19.98
* Amount represents total sales price of associated condensate, unable to determine price per barrel.

As of December 31, 2002, we had the following gross and net position in wells and developed acreage:

                             Wells (1)        Acres (2)
                             ---------        ---------
                         Gross     Net     Gross     Net
                         11       4.537    2,192     645

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

ITEM  6.  SELECTED  HISTORICAL  FINANCIAL  DATA
-----------------------------------------------
                               Year Ended December 31,
                    2002         2001         2000         1999          1998
                    ----         ----         ----         ----          ----
Income  Statement  Data:
 Revenues       $ 6,284,910  $ 2,130,187  $ 2,197,369  $ 2,686,129  $   977,982
 Op Inc (Loss)  $   845,130  $  (117,975) $(1,360,263) $   (12,417) $(1,004,790)
 Basic Earn Per $       .04  $        -   $     (0.07) $         -  $     (0.05)

Balance  Sheet  Data:
 Property Equipment,  net
                $ 1,974,501  $ 2,010,457  $ 1,357,959  $ 1,059,755  $ 1,038,237
 Total  Assets  $ 4,634,874  $ 3,381,757  $  4,053,257 $ 9,802,463  $ 2,216,958
 Long  Term  Obligations
                $    26,791  $     8,371  $     12,038 $    21,055  $     8,527
 Stockholder's  Equity
                $ 1,262,306  $   353,776  $    391,651 $   391,651  $ 1,230,849
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

19
   The accompanying notes are an integral part of these financial statements.
                             TRI-VALLEY CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                            2002          2001
                                                            ----          ----
ASSETS
------
Current  Assets
 Cash                                                 $  1,936,294   $   911,913
 Accounts receivable, trade                                151,618       107,225
 Prepaid expenses                                           12,029        12,029

  Total Current Assets                                   2,099,941     1,031,167

Property and Equipment, Net (Notes 1 and 2)              1,974,501     2,010,457

Other  Assets
 Deposits                                                  316,705       104,705
 Investments in partnerships (Note 1)                       17,400         9,101
 Goodwill  (net  of  accumulated  amortization  of
 $221,439 at December 31, 2001 and 2002)                   212,414       212,414
 Other                                                      13,913        13,913

  Total Other Assets                                       560,432       340,133

TOTAL ASSETS                                          $  4,634,874   $ 3,381,757

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
---------------------------------------
Current  Liabilities
 Notes payable (Note 3)                               $     13,792   $     8,265
 Income taxes payable                                       76,000             -
 Accounts payable and accrued expenses                     564,240       297,001
 Amounts  payable  to  joint  venture participants          74,412        59,631
 Advances from joint venture participants,
 net (Note 1)                                            2,617,333     2,654,713

  Total Current Liabilities                              3,345,777     3,019,610

Long-Term Portion of Notes Payable (Note 3)                 26,791         8,371

Total  Liabilities                                       3,372,568     3,027,981

Shareholders'  Equity
 Common stock, $.001 par value; 100,000,000 shares
  authorized; 19,726,348 and 19,689,748 issued and
  outstanding at December 31, 2002 and 2001,
     Respectively                                           19,726        19,690
 Less: common stock in treasury, at cost,
  100,025 and 163,925 shares at December 31,
  2002 and 2001, respectively                              (13,370)     (21,913)
 Common stock receivable                                    (2,250)            -
 Capital in excess of par value                          8,879,724     8,746,653
 Accumulated deficit                                    (7,621,524)  (8,390,654)

 Total Shareholders' Equity                              1,262,306       353,776

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  4,634,874   $ 3,381,757

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                For the Years Ended December 31,
                                             2002          2001          2000
                                             ----          ----          ----

Revenues
 Sale of oil and gas                    $   752,971   $  1,597,771   $   891,774
 Royalty income                                 351          6,952        11,406
 Partnership income                          18,299         51,542       140,833
 Gain on sale of property                         -              -       154,760
 Interest income                             19,534         23,597        99,234
 Sale of oil and gas prospects            5,421,782        218,426       863,500
 Other income                                71,973        231,899        35,862

  Total Revenues                          6,284,910      2,130,187     2,197,369

Costs  and  Expenses
 Mining exploration costs                   169,111        223,643       162,741
 Oil and gas leases                         224,320         91,440        72,213
 Well workover                                    -        240,718        37,786
 Severed acreage                                  -            174         1,026
 Cost of oil and gas prospects sold       3,648,089        508,821       784,710
 General and administrative               1,316,894      1,117,643     1,931,105
 Depreciation, depletion and amortization    34,384         60,962        57,400
 Interest                                     1,838          4,761        19,730
 Well write-off                                   -              -       490,921
 Impairment of acquisition costs             45,143              -             -

  Total Costs and Expenses                5,439,780      2,248,162     3,557,632

Net Income (Loss) before Income Taxes       845,130       (117,975)  (1,360,263)

Tax Provision (Note 6)                       76,000              -             -

Net Income (Loss)                       $   769,130   $   (117,975) $(1,360,263)

Basic and Diluted Earnings (Loss) per Common
 Share and Common Equivalent Share      $      0.04   $      (0.00)  $    (0.07)

Weighted Average Number of Shares
 Outstanding                             19,702,054     19,495,693    19,293,188

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY

            Total                              Capital in          Common
          Common          Treasury                    Excess of          Stock
              Accumulated          Treasury          Shareholders'
             Shares            Shares          Par Value             Par Value
           Receivable          Deficit           Stock          Equity

Balance  at
 December  31,  1999,
            as restated        19,301,248            179,425           $  19,301
      $  8,344,462           $             -           $ (6,912,416)           $
                                                (45,163)           $   1,406,164
                Issuance of common stock             253,500            (15,500)
                         254                  373,396                          -
                               -                23,250                   396,900
         Stock issuance costs                         -                        -
                          -                  (51,150)                          -
                         -                          -                   (51,150)
            Net income (loss)                         -                        -
                     -                              -                          -
                 (1,360,263)                          -              (1,360,263)

Balance  at
 December  31,  2000,
           as restated        19,554,748            163,925               19,555
                   8,666,688                          -              (8,272,679)
                                              (21,913)                   391,651
           Issuance of common stock             135,000                        -
                        135                    79,965                          -
                         -                          -                     80,100
            Net income (loss)                         -                        -
                     -                              -                          -
                  (117,975)                          -                 (117,975)

Balance  at
     December 31, 2001        19,689,748            163,925               19,690
                   8,746,653                          -              (8,390,654)
                                              (21,913)                   353,776
               Issuance of common stock               36,600            (63,900)
                          36                  133,071                          -
                              -                  8,543                   141,650
      Common stock receivable                         -                        -
             -                           (2,250)                               -
                                                   -                     (2,250)
            Net income (loss)                         -                        -
                     -                              -                          -
                    769,130                          -                   769,130

Balance  at
      December 31, 2002        19,726,348            100,025           $  19,726
         $  8,879,724           $    (2,250)           $ (7,621,524)           $
                                                (13,370)           $   1,262,306

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            For the Years Ended December 31,
                                             2002          2001          2000
                                             ----          ----          ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
 Net income (loss)                       $   769,130  $  (117,975)  $(1,360,263)
 Adjustments to reconcile net income
 (loss) to net cash provided (used) by
 operating activities:
  Depreciation, depletion, and amortization   34,384       60,962         57,400
  Impairment, dry hole and other disposals
  of property                                 45,143            -              -
  Land acquisition costs sold                122,315            -              -
  (Gain) on sale of property                       -            -      (154,760)
  Non-employee stock compensation            119,700       23,100         88,650
  Changes  in  operating  capital:
  (Increase) decrease in accounts
   receivable                                (44,393)     711,136      (663,177)
  Increase in prepaids                             -            -       (10,000)
  Increase in deposits and other assets     (212,000)      (4,600)       (1,375)
  Increase in income taxes payable            76,000            -              -
  Increase (decrease) in accounts payable
  & accrued exp.                             267,239     (284,016)       189,915
  Increase (decrease) in amounts payable
  to joint venture participants
  and related parties                         14,781     (480,511)       444,156
  Increase (decrease) in advances from
  joint venture participants                 (37,380)     136,976    (5,359,863)

Net Cash Provided (Used) by
Operating Activities                       1,154,919       45,072    (6,769,317)

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
 Payments on notes receivable                      -      125,000              -
 Proceeds from sale of property                    -            -        154,760
 Capital expenditures                       (170,272)    (702,613)     (293,489)
 (Investment in) distribution
  from partnerships                           10,000       19,958       (17,053)

Net Cash Used by Investing Activities      (160,272)     (557,655)     (155,782)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
 Proceeds from long-term debt                29,686             -              -
 Principal payments on long-term debt        (5,739)       (6,074)       (8,900)
 Proceeds from issuance of common stock          26           134            274
 Additional paid in capital                  19,674        56,866        284,726
 Sale of treasury stock                           -             -         23,250
 Stock issuance costs                             -             -       (51,150)

Net Cash Provided by Financing Activities    43,647        50,926        248,200

Net Increase (Decrease) in Cash
and Cash Equivalents                      1,038,294      (461,657)   (6,676,899)

Cash at Beginning of Year                   911,913     1,373,570      8,050,469

Cash at End of Year                      $1,936,294  $    911,913   $  1,373,570

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:

Interest paid                            $    1,838  $      4,761   $     19,730

Income taxes paid                        $      800  $          -   $     15,756

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

Property  and  Equipment  (Net)               $1,974,501            $2,010,457


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

Employee  Stock  Options  (Continued)
------------------------

A summary of the status of the Company's fixed stock option plan as of December 31, 2002 and 2001, and changes during the years ending on those dates is presented below:

                          2002                 2001                 2000
                             Weighted-            Weighted-            Weighted-
                             Average              Average              Average
                             Exercise             Exercise             Exercise
                    Shares     Price     Shares     Price     Shares     Price
Fixed  Options
--------------

Outstanding at beginning
of year            3,229,000  $  1.26   2,644,000  $  1.20   1,248,000  $  0.77
Granted                    -  $     -     700,000  $  1.35   1,410,000  $  1.57
Exercised            (20,500) $  0.50    (115,000) $  1.50     (14,000) $  0.50
Cancelled           (248,000) $  1.36           -                    -

Outstanding at
end of year        2,960,500  $  1.25   3,229,000  $  1.26   2,644,000  $  1.20

Options exercisable
 at year-end       2,960,500            3,229,000            2,644,000

Weighted-average fair
 value of options granted
 during the year  $        -           $     1.02           $     1.30

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

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 2002, 2001, and 2000:
                                  Oil and Gas   Precious  Drilling and
                                  Production     Metals   Development    Total
Year Ended December 31, 2002
Revenues from External Customers  $  771,621  $        -  $5,421,782  $6,193,403
Interest  Revenue                 $   19,534  $        -  $        -  $   19,534
Interest  Expense                 $    1,838  $        -  $        -  $    1,838
Expenditures for Segment Assets   $  155,132  $        -  $        -  $  155,132
Depreciation, Depletion,
 and Amortization                 $   34,384  $        -  $        -  $   34,384

Total  Assets                     $4,648,787  $        -  $        -  $4,648,787

Net  Income  (Loss)               $ (835,452) $ (169,111) $1,773,693  $  769,130

Year  Ended  December  31,  2001
Revenues from External Customers  $1,656,265  $        -  $        -  $1,656,265
Interest  Revenue                 $   23,597  $        -  $        -  $   23,597
Interest  Expense                 $    4,761  $        -  $        -  $    4,761
Expenditures for Segment Assets   $  702,613  $        -  $        -  $  702,613
Depreciation, Depletion,
 and  Amortization                $   60,962  $        -  $        -  $   60,962

Total  Assets                     $3,381,757  $        -  $        -  $3,381,757

Net  Income  (Loss)               $  396,063  $ (223,643) $ (290,395) $(117,975)
NOTE  8  -  FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS(Continued)
            --------------------------------------------------------

Year  Ended  December  31,  2000
Revenues from External
 Customers                        $1,044,013  $        -  $        -  $1,044,013
Interest  Revenue                 $   99,234  $        -  $        -  $   99,234
Interest  Expense                 $   19,730  $        -  $        -  $   19,730
Expenditures for Segment Assets   $  293,489  $        -  $        -  $  293,489
Depreciation, Depletion,
 and  Amortization                $   57,400  $        -  $        -  $   57,400

Total  Assets                     $4,053,257  $        -  $        -  $4,053,257

Net  Income  (Loss)             $(1,118,732)$ (162,741) $  (78,790) $(1,360,263)


NOTE  9  -  COMMON  STOCK
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

Total  Ekho  joint  venture  contributions                $        10,604,300
Total  Ekho  joint  venture  expenditures                 $        10,878,236
                                                         ====================
Interest  credited  to  the  joint  account               $           246,749
                                                         ====================

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:

                          December 31,     December 31,     December 31,
                             2002             2001             2000

Aggregate capitalized costs:
 Proved properties        $   752,706     $   752,706     $   752,706
  Unproved  properties      1,449,119       1,692,702         990,089
  Accumulated depletion,
  depreciation amortization  (587,030)       (562,310)       (525,916)

Net  capitalized  assets  $ 1,614,795     $ 1,833,098     $ 1,216,879


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

Changes  in  estimated  reserve  quantities
-------------------------------------------

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2002, 2001, and 2000, and changes in such quantities during each of the years then ended, were as follows:
                         December 31, 2002  December 31, 2001  December 31, 2000
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


Quarterly  Financial  Data  (Unaudited)
---------------------------------------

                                                2002

                           First        Second        Third        Fourth
                          Quarter       Quarter      Quarter       Quarter

Operating  Revenues      $ 182,734     $ 857,241    $3,923,875    $1,321,060

Net  Income  (Loss)      $(264,117)    $(360,283)   $1,071,553    $  321,977

Net Income (Loss) per Common Share
                         $   (0.01)    $   (0.02)   $     0.05    $     0.02



                                                 2001

                           First        Second        Third        Fourth
                          Quarter       Quarter      Quarter       Quarter

Operating  Revenues      $ 749,810     $ 614,146    $ 298,560     $ 467,671

Net  Income  (Loss)      $ 252,254     $  64,206    $(172,172)    $(262,263)

Net Income (Loss) per Common Share
                         $    0.01     $       -    $   (0.01)    $   (0.01)

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

                                 Year  First
                                 Became Director or     Position  With
Name  of  Director        Age    Executive Officer      Company

F.  Lynn  Blystone        67          1974         President,  CEO, Director,TVC
                                                   CEO  and  Director,  TVOG
                                                   President, CEO, Director,TVPC

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

LOREN J. MILLER, CPA -58    Director                                        1992
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

THOMAS J. CUNNINGHAM -60     Secretary, Treasurer and Chief Financial Officer
---------------------------  of  Tri-Valley  Corporation, and its wholly owned subsidiaries, Tri-Valley Oil & Gas Company and
                             Tri-Valley Power Corporation,
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

JOSEPH R. KANDLE -    60    President and Chief Operating Officer Tri-Valley Oil
---------------------       & Gas  Company,  wholly  owned  subsidiary  of
                            Tri-Valley Corporation Bakersfield, California  1998

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

     ( A )         (B)            (C)         (D)                (E)
                                  Number of Securities  Value of Unexercised In-
                                  Underlying Unexercised  The-Money Options/SARs
                                      Options/SARs at FY-End (#)  at FY-End ($)*
             Shares Acquired
     Name     On Exercise (#)  Value Realized ($)  Exercisable/   Exercisable/
                                                  Unexercisable  Unexercisable

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

Total  Return  Analysis
                  12/31/1998   12/31/1999   12/31/2000   12/31/2001   12/31/2002
Tri-Valley Corp   $   100.00   $   300.00   $   324.00   $   320.00   $   280.00
Royale Energy, Inc$   100.00   $    81.70   $   212.42   $   208.17   $   169.61
Parallel Petroleum
  Corp.           $   100.00   $   117.36   $   264.58   $   220.83   $   190.28
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

     April  11,  2003          By:_/s/  F.  Lynn  Blystone____________________
                                F.  Lynn  Blystone
                                President,  Chief  Executive  Officer  and
                                Director


     April  11,  2003          By:__/s/  Thomas  J.  Cunningham________________
                                Thomas  J.  Cunningham
                                Secretary,  Treasurer,  Chief  Financial Officer

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