Form 10-Q
period 2003-03-31
TRI VALLEY CORP
filed 2003-05-12
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March  31, 2003  Commission File No.0-6119

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


The number of shares of Registrant's common stock outstanding at March 31, 2003 was 19,746,348.

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





The accompanying notes are an integral part of these
  condensed financial statements.
                                                                                      3


PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS


ASSETS

                                           March 31, 2003.     .Dec. 31, 2002
                                              (Unaudited)           (Audited)
                                            ------------          -----------
Current Assets
  Cash . . . . . . .             . . . . .  $  1,508,370          $ 1,936,294
  Accounts receivable, trade .                   362,309              151,618
  Prepaid expenses . . . . . .                    12,029               12,029
                                            ------------          -----------

    Total Current Assets .             . .     1,882,708            2,099,941
                                            ------------          -----------

Property and Equipment, Net.             .     2,077,944            1,974,501
                                            ------------          -----------

Other Assets
  Deposits . . . . . . . .             . .       316,705              316,705
  Investments in partnerships.                    17,400               17,400
  Other. . . . . . . . . . . .                    13,913               13,913
  Goodwill (net of accumulated
    amortization of $221,439
    at December 31, 2002 . . .                   212,414              212,414
                                            ------------          -----------

      Total Other Assets .             . .       560,432              560,432
                                            ------------          -----------

      Total Assets . . .             . . .  $  4,521,084          $ 4,634,874
                                            ============          ===========

     The  accompanying  notes  are  an  integral  part  of  these condensed  financial  statements.
                              4








                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                          March 31, 2003     Dec. 31, 2002
                                             (Unaudited)         (Audited)
                                            ------------      ------------
CURRENT LIABILITIES
  Notes and contracts payable . . . . . . .  $     2,234      $    13,792
  Trade accounts payable & accrued expenses      308,790          640,240
  Accounts payable to joint venture
    participants. . . . . . . . . . . . . .      222,065           74,412
  Advances from joint venture
    participants. . . . . . . . . . . . . .    3,099,124        2,617,333
                                             ------------     ------------

    Total Current Liabilities . . . . . . .    3,632,213        3,345,777
                                             ------------     ------------

Long-term Portion of Notes and
  Contracts Payable . . . . . . . . . . . .       22,322           26,791
                                             ------------     ------------


Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    100,000,000 shares authorized;
    19,746,348  and  19,726,348 issued
    and outstanding at March 31, 2003
    and Dec. 31, 2002, respectively . . . .       19,747           19,726
  Less:  Common stock in treasury,
   at cost, 100,025 shares. . . . . . . . .      (13,370)         (13,370)
  Common stock receivable . . . . . . . . .          -0-           (2,250)
  Capital in excess of par value. . . . . .    8,903,103        8,879,724
  Accumulated deficit . . . . . . . . . . .   (8,042,931)      (7,621,524)
                                             ------------     ------------

    Total Shareholders' Equity. . . . . . .      866,549        1,262,306
                                             ------------     ------------

    Total Liabilities and
      Shareholders' Equity. . . . . . . . .  $ 4,521,084      $ 4,634,874
                                             ============     ============

     The  accompanying  notes  are  an  integral  part  of  these condensed  financial  statements.
                                   5


                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                            For  the  Three  Months
                                                            -----------------------
                                                               Ended  March  31,
                                                               -----------------

                                                              2003          2002
                                                         ------------  ------------
Revenues
  Sale of oil and gas . . . . . . . . . . . . . . . . .  $   266,647   $   165,454
  Other income. . . . . . . . . . . . . . . . . . . . .        6,613        15,071
  Interest income . . . . . . . . . . . . . . . . . . .        3,520         2,209
                                                         ------------  ------------

    Total Revenues. . . . . . . . . . . . . . . . . . .      276,780       182,734
                                                         ------------  ------------

Cost and Expenses
  Oil and gas lease expense . . . . . . . . . . . . . .       56,325        49,723
  Mining exploration expense. . . . . . . . . . . . . .       30,307        31,124
  Project geology, geophysics,
    land & administration . . . . . . . . . . . . . . .      289,019        91,153
    Depletion, depreciation and
    amortization. . . . . . . . . . . . . . . . . . . .        7,233        12,982
  Interest. . . . . . . . . . . . . . . . . . . . . . .          713           248
  General and administrative. . . . . . . . . . . . . .      314,590       261,621
                                                         ------------  ------------

    Total Cost and Expenses . . . . . . . . . . . . . .      698,187       446,851
                                                         ------------  ------------

Net Loss. . . . . . . . . . . . . . . . . . . . . . . .  $  (421,407)  $  (264,117)
                                                         ============  ============

Net Loss per Common Share . . . . . . . . . . . . . . .  $      (.02)  $      (.01)
                                                         ============  ============
Weighted Average Number of Shares . . . . . . . . . . .   19,731,348    19,689,748
                                                         ============  ============

  The accompanying notes are an integral part of these
  condensed financial statements.
                       6


TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


                                                              For  the  Three  Months
                                                              -----------------------
                                                                  Ended  March  31,
                                                                  -----------------

                                                                 2003         2002
                                                             -----------  -----------
Cash Flows from Operating Activities
  Net loss/profit . . . . . . . . . . . . . . . . . . . . .  $ (421,407)  $ (264,117)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization. . . . . . .       7,233       12,982
      Shares issued officer compensation. . . . . . . . . .         -0-       14,500
      Changes in operating capital:
      Accounts receivable-(Increase)decrease. . . . . . . .    (210,691)     (10,069)
      Trade accounts payable-Increase(decrease) . . . . . .    (347,477)     (36,543)
      Accounts payable to joint venture
        participants and related parties-Increase(decrease)     147,653        2,799
      Advances from joint venture
        Participants-Increase(decrease) . . . . . . . . . .     481,791      728,930
                                                             -----------  -----------

Net Cash Used by Operating Activities . . . . . . . . . . .    (342,898)     448,482
                                                             -----------  -----------

Cash Flows from Investing Activities
  Capital expenditures. . . . . . . . . . . . . . . . . . .     (94,649)    (229,571)
                                                             -----------  -----------

Cash Flows from Financing Activities
    Principal payments on long-term debt. . . . . . . . . .     (16,027)        (894)
  Proceeds from issuance of common stock. . . . . . . . . .      25,650          -0-
                                                             -----------  -----------
      Net Cash Provided (used) by Financing Activities. . .       9,623         (894)
                                                             -----------  -----------

Net Increase (Decrease) in Cash and Cash Equivalents. . . .    (427,924)     218,017
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . . . . . . . .   1,936,294      911,913
                                                             -----------  -----------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . . . . . . . .  $1,508,370   $1,129,930
                                                             ===========  ===========

Supplemental Information:

  Cash paid for interest. . . . . . . . . . . . . . . . . .  $      713   $      248
  Cash paid for taxes . . . . . . . . . . . . . . . . . . .  $    5,446   $      -0-

                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2003 AND 2002
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month period ended March 31, 2003, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

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

Petroleum  Activities
---------------------

During the first quarter of 2003 we performed a work over on the Pimental 1-15, which resulted in limited success. We are planning further work on this well in the second quarter to increase production. We continue to prepare for the drilling of the Sunrise-Mayel 2HR in the second quarter.

Precious  Metals
----------------

We had no activity on our Alaska claims block this quarter. The Company is no longer looking for gold on its 42 square mile claim block at Richardson, Alaska. Rather it is preparing programs to measure the gold it has already found. We estimate it will take about $1.25 million to drill two lode (hard rock) targets and one placer (stream gravels) target to further define the boundaries of the deposits and the grade of contained gold (ounces per ton for lode and ounces per yard for placer). Hopefully, we will be able to secure financing to allow us to implement the designed programs by the end of the third quarter.

Three  Months Ended March 31, 2003 as compared with Three Months ended March 31,
--------------------------------------------------------------------------------
2002
----

In the quarter ended March 31 revenue was $276,780 compared to $182,734 for the same quarter in 2002. This increase resulted from an increase in price for our natural gas.

Costs and expenses increased $251,336 for the period ending March 31, 2003 compared to the same period in 2002. Project geology, geophysics, land and administration expenses are $197,866 higher for the quarter ended March 31, 2003 compared to the same quarter in 2002. This increase is due to increased activity to better define our projects and develop new ones. General and administration costs were $52,969 higher for the quarter ended March 31, 2003 compared to the same quarter in 2002. This was due to increased investor relation costs and salaries.

For the quarter ended March 31, 2003, we had a loss of $421,407 compared to a loss of $264,117 for the quarter ended March 31, 2002. This increase was due primarily to the increased spending on geology, geophysics and general and administration expenses.



ITEM  2.  (CONTINUED)

Capital  Resources  and  Liquidity
----------------------------------

Current assets are $1,882,708 at March 31, 2003 compared to $2,099,941 as of December 31, 2002. This is due to expenditures for property acquisition and delay rentals. Current liabilities are $3,632,213 for the three months ended March 31, 2003, compared to $3,345,777 for the period ended December 31, 2002. This increase is due to advances from joint venture participants in our drilling programs.

OPERATING ACTIVITIES. We had a negative cash flow of $342,898 for the three months ended March 31, 2003 compared to a positive cash flow of $448,482 for the same period in 2002. This change is due to an increase in accounts receivable and a decrease in accounts payable. Our primary sources of funds are comprised of selling prospect and oil and gas sales.

INVESTING ACTIVITIES. In the first three months of 2003 we spent $94,649 on capital expenditures compared to $229,571 for the same period in 2002. These expenditures were the result of leasing activities to acquire leases for our drilling program. We expect to recoup these amounts as the drilling prospects are sold to drilling programs.

FINANCING ACTIVITIES. Net cash used by financing activities was $9,623 for the quarter ended March 31, 2003 compared to ($894) for the same period in 2002. This change was due to increased principal payments on long-term debt and proceeds from issuance of common stock.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
          ----------------------------------------------------------------

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.


ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.


PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

None

ITEM  2.     CHANGES  IN  SECURITIES
             -----------------------

During the quarter ended March 31, 2003, we issued a total of 20,000 shares of our common stock in a private transaction pursuant to the exemption contained in
Section 4(2) of the Securities Act of 1933. These shares are restricted securities, which bear a legend restricting transfer of the shares unless registered or sold under exemption from registration requirements under the Securities Act. A summary of these share issuances follows:

We issued 5,000 shares for aggregate consideration of $2,500.00. These shares were issued on exercise of options by non-affiliated third party who acquired the options from an ex-employee. The exercise price for these shares was $.50 each.

We issued 15,000 shares to three officers of the Company. These shares were awarded for service by the Board of Directors and in accordance with employment contract provisions. The price of these shares was $1.36 per share on March 24, 2003, the date of the award.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

(a)     Exhibits
Exhibit  99.1.  Certifications  Pursuant  to  18  U.S.C.   1350

(b)  Reports  on  Form  8-K:
           On March 31, 2003 we filed an 8-K to announce a significant revenue increase and a profitable year ending December 31, 2002.

                                   SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TRI-VALLEY  CORPORATION




      May  6,  2003      /s/  F.  Lynn  Blystone
                         ------------------------
                              F.  Lynn  Blystone
                              President  and  Chief  Executive  Officer


      May  6,  2003     /s/  Thomas  J.  Cunningham
                        ---------------------------
                             Thomas  J.  Cunningham
                             Secretary,  Treasurer,  Chief  Financial  Officer

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

Date:  May  6,  2003


               /s/  F.  Lynn  Blystone
               -----------------------
                    Chief  Executive  Officer

                                  EXHIBIT 99.1

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

Date:  May  6,  2003


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

      May  6,  2003      /s/  F.  Lynn  Blystone
                        ------------------------
                              F.  Lynn  Blystone
                              President  and  Chief  Executive  Officer


      May  6,  2003     /s/  Thomas  J.  Cunningham
                        ---------------------------
                             Thomas  J.  Cunningham
                             Secretary,  Treasurer,  Chief  Financial  Officer