Form 10-Q
period 2003-06-30
TRI VALLEY CORP
filed 2003-08-13
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003          Commission File No. 0-6119

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


The number of shares of Registrant's common stock outstanding at June 30, 2003 was 19,812,348.

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





The accompanying notes are an integral part of these
  condensed financial statements.
                                                                                      3


PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS


ASSETS

                              June 30, 2003 .Dec. 31, 2002

                                 (Unaudited)    (Audited)
                                 ------------  -----------
Current Assets
  Cash. . . . . . . . . . . . .  $  5,425,996  $ 1,936,294
  Accounts receivable, trade. .       142,541      151,618
  Prepaid expenses. . . . . . .        12,029       12,029
                                 ------------  -----------

    Total Current Assets. . . .     5,580,566    2,099,941
                                 ------------  -----------

Property and Equipment, Net . .     2,110,301    1,974,501
                                 ------------  -----------

Other Assets
  Deposits. . . . . . . . . . .       316,705      316,705
  Investments in partnerships .        17,400       17,400
  Other . . . . . . . . . . . .        13,913       13,913
  Goodwill (net of accumulated
    amortization of $221,439
    at December 31, 2002) . . .       212,414      212,414
                                 ------------  -----------

      Total Other Assets. . . .       560,432      560,432
                                 ------------  -----------

      Total Assets. . . . . . .  $  8,251,299  $ 4,634,874
                                 ============  ===========

     The  accompanying  notes  are  an  integral  part  of  these condensed  financial  statements.
                              4








                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                           June 30, 2003 .Dec. 31, 2002

                                             (Unaudited)    (Audited)
                                             ------------  ------------
CURRENT LIABILITIES
  Notes and contracts payable . . . . . . .  $     2,234   $    13,792
  Trade accounts payable & accrued expenses      791,216       640,240
  Accounts payable to joint venture
    participants. . . . . . . . . . . . . .       72,563        74,412
  Advances from joint venture
    participants. . . . . . . . . . . . . .    6,572,327     2,617,333
                                             ------------  ------------

    Total Current Liabilities . . . . . . .    7,438,340     3,345,777
                                             ------------  ------------

Long-term Portion of Notes and
  Contracts Payable . . . . . . . . . . . .       20,043        26,791
                                             ------------  ------------


Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    100,000,000 shares authorized;
    19,812,348  and  19,726,348 issued
    and outstanding at June 30, 2003
    and Dec. 31, 2002, respectively . . . .       19,831        19,726
  Less:  Common stock in treasury,
   at cost, 100,025 shares. . . . . . . . .      (13,370)      (13,370)
  Common stock receivable . . . . . . . . .          -0-        (2,250)
  Capital in excess of par value. . . . . .    8,981,569     8,879,724
  Accumulated deficit . . . . . . . . . . .   (8,195,114)   (7,621,524)
                                             ------------  ------------

    Total Shareholders' Equity. . . . . . .      792,916     1,262,306
                                             ------------  ------------

    Total Liabilities and
      Shareholders' Equity. . . . . . . . .  $ 8,251,299   $ 4,634,874
                                             ============  ============

          June  30,  2003          Dec.  31,  2002

     The  accompanying  notes  are  an  integral  part  of  these condensed  financial  statements.
                                   5

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

     The  accompanying  notes  are  an  integral  part  of  these condensed  financial  statements.
                                   6



                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        For  the  Six  Months
                                                        ---------------------
                                                           Ended  June  30,
                                                           ----------------
                                                           2003          2002
                                                           ----          ----


Cash  Flows  from  Operating  Activities
  Net  loss                                  $     (573,590)     $     (264,399)
  Adjustments  to  reconcile  net  income
   to net cash used from operating activities:
      Depreciation,  depletion  and amortization      14,466              25,963
      Shares  issued  for  officer  compensation         -0-              11,700
      Changes  in  operating  capital:
      Accounts  receivable-(increase)decrease        (9,077)             (7,274)
      Trade  accounts  payable-increase(decrease)    139,418              42,700
      Accounts  payable  to  joint  venture
       participants and related parties
       -increase(decrease)                           (1,849)               2,633
      Advances  from  joint  venture
        Participants-increase(decrease)            3,954,994           1,656,884
                                                 -----------           ---------

Net  Cash Provided by Operating Activities         3,542,516           1,108,207
                                                   ---------           ---------

Cash  Flows  from  Investing  Activities
  Capital  expenditures                            (138,708)             (1,586)
                                                   ---------              ------
    Cash  Flows  from  Financing  Activities
    Principal  payments  on  long-term  debt        (18,306)               (894)
  Proceeds  from  issuance  of  common stock         104,200               2,000
                                                  ----------              ------
      Net Cash Provided by Financing Activities       85,894               1,106
                                                    --------               -----

Net  Increase  in  Cash  and  Cash  Equivalents    3,489,702           1,107,727
Cash  and  Cash  Equivalents  at  Beginning
  Of  Period                                       1,936,294             911,913
                                                   ---------           ---------

Cash  and  Cash  Equivalents  at
  End  of  Period                            $     5,425,996     $     2,019,640
                                                   =========           =========

Supplemental  Information:

  Cash  paid  for  interest                      $     1,380         $       477
  Cash  paid  for  taxes                         $     5,446         $     5,137


                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 2003 AND 2002
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six-month period ended June 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

Petroleum  Activities
---------------------

We began drilling the Sunrise-Mayel #2H-R on May 8, 2003. We successfully reached total depth on May 21, 2003, at which time we suspended operation while waiting on the equipment to artificially fracture (frac) the targeted formation. We did frac the well on July 7, 2003, and are currently waiting on the recovery of the frac fluid to determine the results of this downhole formation. We are estimating this to take at least 30 days before we will know if this operation is successful.

We were notified the day before we frac'd Sunrise-Mayel #2H-R that a well we had been working over was blowing natural gas into the atmosphere. A piece of equipment failed and was allowing the natural gas to escape, however there was no fire. We enlisted the aid of a team from Boots and Coots to come to the location and assist. These individuals are a team who specialize in uncontrolled wells. We were able to get the blow out under control and the well is back on production.

We have been permitted by the Division of Oil, Gas and Geothermal Resources to drill the next prospect on our schedule; the name of the prospect is Oil Creek. We expect to begin making location in August 2003.

Precious  Metals
----------------

We had no activity in Alaska on our gold mining claims in the six months ended June 30, 2003. However, in early July we began mobilization of equipment to begin the drilling of 108 drill holes to further define our mining claims potential. We expect to complete this activity in mid to late August 2003.

Three  Months  Ended  June 30, 2003 as compared with Three Months ended June 30,
--------------------------------------------------------------------------------
2002
----

In the quarter ended June 30 revenue was $1,190,371 compared to $857,241 for the same quarter in 2002. This increase was from the sale of partnership interests in our drilling program.
ITEM  2.  (CONTINUED)

Costs and expenses increased $125,030 for the period ending June 30, 2003, compared to the same period in 2002. Oil & gas lease expenses were $54,669 less for the quarter ended June 30, 2003, due to a decreased amount of workovers for the same quarter in 2002. Mining expenses were $20,887 more in this quarter than in 2002, due to repair work on the Richardson roadhouse. The roadhouse is a facility we use as a base for our exploration activities in Alaska. It was broken into and all of the fixtures and appliances were stolen and the building was damaged. Project geology, geophysics, land and administration expenses were $256,689 higher for the quarter ended June 30, 2003, compared to the same quarter in 2002. This increase is due to increased activity to better define our projects and develop new ones. General and administration costs were $369,665 higher for the quarter ended June 30, 2003, compared to the same quarter in 2002. This was due to increased investor relation costs and state income taxes.

For the quarter ended June 30, 2003, we had a loss of $152,183 compared to a loss of $360,283 for the quarter ended June 30, 2002. The smaller loss was due to the increased revenue from the sale of partnership interests in our drilling program.

Six  Months  Ended  June  30, 2003 as compared to Six Months ended June 30, 2002
--------------------------------------------------------------------------------

Our revenue increased $427,206 over the same six-month period last year. This increase was from increased income from oil and gas sales due to increased natural gas prices. Another area that improved was the $330,610 increase in sales of partnership interests in our drilling program.

Costs and expenses were $367,367 more in the period ended June 30, 2003, than in the same period last year. Oil and gas lease expenses were $48,067 less in 2003 due to a decreased amount of well workovers. Project geology, geophysics, land & administration costs were $454,555 higher in this period compared to 2002 due to increased activity in our OPUS-I partnership project. General and administrative costs were $111,190 more in the six months ended June 30, 2003, compared to the same six month period in 2002. G & A expenses were higher in 2003 because we recorded $69,000 in directors fees/expenses, an increase of $14,000 in office supplies and a $25,000 expense for a bonus paid to the president of the Company pursuant to his employment contract.

We had a loss of $573,590 for the six months ended June 30, 2003, compared to $624,399 for the same six months period in 2002. This $50,809 difference is because we realized higher income from the sale of partnership interests in 2003.

Capital  Resources  and  Liquidity
----------------------------------

We have funded our oil and gas exploration activities primarily with proceeds raised through privately placed drilling programs. We make decisions on the amount of capital expenditures for drilling as funds become available for that purpose. We do not, as a rule, rely on borrowings to fund drilling operations or other activities.


ITEM  2.  (CONTINUED)

We began a gold exploration program on its Alaska properties in July 2003. The expected cost of the program is $600,000 for the next 12 months, which we expect to fund from our internal resources.

Current assets were $5,580,566 at June 30, 2003, compared to $2,099,941 as of December 31, 2002. This is due to an increase of cash related to investments in our OPUS-I drilling program.

Current liabilities were $7,438,340 for the six months ended June 30, 2003, compared to $3,345,777 for the period ended December 31, 2002. This increase is due to advances from joint venture participants in our drilling programs. We also had an increase in accounts payable of $150,976 for the current six-month period over the same period in 2002. This increase is related to drilling activities in the second quarter of 2003.

OPERATING ACTIVITIES. We had a positive cash flow of $3,542,516 for the six months ended June 30, 2003 compared to a positive cash flow of $1,108,207 for the same period in 2002. This change is due to an increase in advances from joint venture partners. Our primary source of funds is comprised of selling prospects and oil and gas sales.

INVESTING ACTIVITIES. In the first six months of 2003 we spent $138,708 on capital expenditures compared to $1,586 for the same period in 2002. These expenditures were the result of leasing activities to acquire leases for our drilling program. We expect to recoup these amounts as the drilling prospects are sold to the drilling program.

FINANCING ACTIVITIES. Net cash used by financing activities was $85,894 for the six months ended June 30, 2003 compared to $1,106 for the same period in 2002. This change was due to payments on long-term debt ($18,306) and proceeds from the issuance of stock in private transactions and the exercise of stock options ($104,200).

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
          ----------------------------------------------------------------

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.


ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.




PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

None

ITEM  2.     CHANGES  IN  SECURITIES
             -----------------------

During the quarter ended June 30, 2003, we issued a total of 64,000 shares of our common stock in a private transaction pursuant to the exemption contained in
Section 4(2) of the Securities Act of 1933. These shares are restricted securities, which bear a legend restricting transfer of the shares unless registered or sold under exemption from registration requirements under the Securities Act. A summary of these share issuances follows:

We issued 50,000 shares to the outside directors of the Company for service as directors. The price of these shares was $1.36 per share on May 1, 2003, the date of the award.

We issued 3,000 shares in exchange for services. The price of these shares was $1.35 per share on May 1,2003, the date of the award.

We issued 5,000 shares for aggregate consideration of $2,500.00. These shares were issued on exercise of options by non-affiliated third party who acquired the options from an ex-employee. The exercise price for these shares was $.50 each.

We issued 6,000 shares for aggregate consideration of $3,000.00. These shares were issued on exercise of options by an ex-employee. The exercise price of these shares was $.50 each.


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

(a)     Exhibits
31.1  Rule  13a-14(a)/15d-14(a)  Certification
31.2  Rule  13a-14(a)/15d-14(a)  Certification
32.1  18  U.S.C.   1350  Certification
32.2  18  U.S.C.   1350  Certification

(b)  Reports  on  form  8-K:
       On May 29, 2003 we filed an 8-K to announce that we had received the log interpretation on Sunrise-Mayel No. 2HR gas well.

















                                   SIGNATURES




     Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        TRI-VALLEY  CORPORATION




      August  11,  2003      /s/  F.  Lynn  Blystone
                            ------------------------
                            F.  Lynn  Blystone
                            President  and  Chief  Executive  Officer


      August  11,  2003     /s/  Thomas  J.  Cunningham
                            ---------------------------
                            Thomas  J.  Cunningham
                            Secretary,  Treasurer,  Chief  Financial  Officer

                                  EXHIBIT 31.1
I, F. Lynn Blystone, President and Chief Executive Officer of Tri-Valley Corporation, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Tri-Valley Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods  presented  in  this  report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the registrant and have:
 a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
 b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
 c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
 d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
 a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  August  11,  2003          /s/F.  Lynn  Blystone
                                  F.  Lynn  Blystone,
                                  President  and  Chief  Executive  Officer
                                  ------------------------------------------
                                  EXHIBIT 31.1
I, Thomas J. Cunningham, Chief Financial Officer of Tri-Valley Corporation, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Tri-Valley Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the registrant and have:
 a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
 b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
 c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
 d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
 a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  August  11,  2003          /s/Thomas  J.  Cunningham
                                  Thomas  J.  Cunningham,
                                  Chief  Financial  Officer
                                  -------------------------
                                  EXHIBIT 32.2

                   CERTIFICATION PURSUANT TO 18 U.S.C.   1350

The undersigned, Thomas J. Cunningham, Chief Financial Officer of Tri-Valley Corporation, a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August  11,  2003          /s/Thomas  J.  Cunningham
                                   ------------------------
                                  Thomas  J.  Cunningham,
                                  Chief  Financial  Officer
                                  -------------------------






                                  EXHIBIT 32.2

                   CERTIFICATION PURSUANT TO 18 U.S.C.   1350


The undersigned, F. Lynn Blystone, President and Chief Executive Officer of Tri-Valley Corporation, a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August  11,  2003          /s/F.  Lynn  Blystone
                                  ------------------------
                                  F.  Lynn  Blystone,
                                  President  and  Chief  Executive  Officer
                                  -----------------------------------------