Form 10-Q/A
period 2003-06-30
TRI VALLEY CORP
filed 2003-08-26
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q/A


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

INTRODUCTORY  STATEMENT

This is to advise that we are revising the statement of operations for the three months ended June 30, 2003 due to a typographical error. The General and administrative amount should be $360,156 instead of $671,599. Also in Item 2 Management discussion and analysis the discussion of general and administrative costs should read $58,222 higher instead of $369,665.

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
                                             ============  ============

     The  accompanying  notes  are  an  integral  part  of  these condensed  financial  statements.
                                   5

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                    For the Three Months   For the Six Months
                                      Ended  June  30,       Ended  June  30,
                                      ----------------       ----------------
                                    2003          2002     2003          2002
                                    ----          ----     ----          ----


Revenues
  Sale  of  oil  and gas         $ 203,408  $  189,942   $  470,055  $  355,396
  Other  income                     14,460      24,927       21,073      39,998
  Sale of partnership interests    968,000     637,390      968,000     637,390
  Interest  income                   4,503       4,982        8,023       7,191
                                    ------      ------       ------      ------
    Total  Revenues              1,190,371     857,241    1,467,151   1,039,975
                                ----------   ---------    ---------   ---------

Cost  and  Expenses
  Oil and gas lease expense         33,296      87,965       89,621     137,688
  Mining  exploration expenses      32,580      11,693       62,887      42,817
  Project  geology,  geophysics,
    land  &  administration        431,724     175,035      720,743     266,188
  Cost of sale of partnership
     interests                     476,898     627,687      476,898     627,686
  Depletion, depreciation
     and  amortization               7,233      12,981       14,466      25,963
  Interest                             667         229        1,380         477
  General  administrative          360,156     301,934      674,745     563,555
                                   -------     -------      -------     -------
    Total Cost and Expenses      1,342,554   1,217,524    2,040,741   1,664,374
                                 ---------   ---------    ---------   ---------

Net  Income  (Loss)            $ (152,183)  $(360,283)   $(573,590)  $(624,399)
                                =========    =========    =========   =========
Basic  &  Diluted  Earnings
   per  Share                  $     (.01)  $    (.02)   $    (.03)  $    (.03)
                                     =====       =====        =====       =====
Weighted Average Number
   of Shares                    19,786,014  19,703,748   19,786,014  19,703,748
                                ==========  ==========   ==========  ==========

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

Costs and expenses increased $125,030 for the period ending June 30, 2003, compared to the same period in 2002. Oil & gas lease expenses were $54,669 less for the quarter ended June 30, 2003, due to a decreased amount of workovers for the same quarter in 2002. Mining expenses were $20,887 more in this quarter than in 2002, due to repair work on the Richardson roadhouse. The roadhouse is a facility we use as a base for our exploration activities in Alaska. It was broken into and all of the fixtures and appliances were stolen and the building was damaged. Project geology, geophysics, land and administration expenses were $256,689 higher for the quarter ended June 30, 2003, compared to the same quarter in 2002. This increase is due to increased activity to better define our projects and develop new ones. General and administration costs were $58,222 higher for the quarter ended June 30, 2003, compared to the same quarter in 2002. This was due to increased investor relation costs and state income taxes.

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