Form 10-Q
period 2003-09-30
TRI VALLEY CORP
filed 2003-11-13
CIK 22551

2


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For  the  quarterly period ended September 30, 2003          Commission File No.
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


The number of shares of Registrant's common stock outstanding at September 30, 2003 was 19,825,348.

                             TRI-VALLEY CORPORATION

                                      INDEX


                                                                                           Page
                                                                                      --------------
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . .               3

    Item 1.  Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .               3


    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . . . . . . . . . . . . .               9

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . .              11

    Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . .              11


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              12

    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .              12

    Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . .              12

    Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .              12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              13






The accompanying notes are an integral part of these condensed financial statements.




PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------------

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS


ASSETS

                              Sept 30, 2003. Dec. 31, 2002



                                 (Unaudited)    (Audited)
                                 ------------  -----------
Current Assets
  Cash. . . . . . . . . . . . .  $  6,968,060  $ 1,936,294
  Accounts receivable, trade. .       153,103      151,618
  Prepaid expenses. . . . . . .        12,029       12,029
                                 ------------  -----------

    Total Current Assets. . . .     7,133,192    2,099,941
                                 ------------  -----------

Property and Equipment, Net . .     1,511,298    1,974,501
                                 ------------  -----------

Other Assets
  Deposits. . . . . . . . . . .       316,705      316,705
  Investments in partnerships .        17,400       17,400
  Other . . . . . . . . . . . .        13,913       13,913
  Goodwill (net of accumulated
    amortization of $221,439
    at December 31, 2002) . . .       212,414      212,414
                                 ------------  -----------

      Total Other Assets. . . .       560,432      560,432
                                 ------------  -----------

      Total Assets. . . . . . .  $  9,204,922  $ 4,634,874
                                 ============  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                         Sept 30, 2003    Dec. 31, 2002
                                             (Unaudited)    (Audited)
                                             ------------  ------------
CURRENT LIABILITIES
  Notes and contracts payable . . . . . . .  $     2,234   $    13,792
  Trade accounts payable & accrued expenses    1,999,086       640,240
  Accounts payable to joint venture
    participants. . . . . . . . . . . . . .      110,588        74,412
  Advances from joint venture
    participants. . . . . . . . . . . . . .    6,105,814     2,617,333
                                             ------------  ------------

    Total Current Liabilities . . . . . . .    8,217,722     3,345,777
                                             ------------  ------------

Long-term Portion of Notes and
  Contracts Payable . . . . . . . . . . . .       17,714        26,791
                                             ------------  ------------


Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    100,000,000 shares authorized;
    19,825,348  and  19,726,348 issued
    and outstanding at Sept 30, 2003
    and Dec. 31, 2002, respectively . . . .       19,839        19,726
  Less:  Common stock in treasury,
   at cost, 100,025 shares. . . . . . . . .      (13,369)      (13,370)
  Common stock receivable . . . . . . . . .          -0-        (2,250)
  Capital in excess of par value. . . . . .    8,985,561     8,879,724
  Accumulated deficit . . . . . . . . . . .   (8,022,545)   (7,621,524)
                                             ------------  ------------

    Total Shareholders' Equity. . . . . . .      969,486     1,262,306
                                             ------------  ------------

    Total Liabilities and
      Shareholders' Equity. . . . . . . . .  $ 9,204,922   $ 4,634,874
                                             ============  ============

The accompanying notes are an integral part of these condensed financial statements.





                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                            For  the Three Months         For the Nine Months
                               Ended  Sept  30,             Ended  Sept  30,
                               ----------------             -----------------
                               2003          2002          2003          2002
                               ----          ----          ----          ----

Revenues
 Sale of oil and gas       $   215,041  $   178,218  $   685,096  $   533,614
 Other  income                  15,857       19,293       36,930       59,291
 Sale of oil & gas prospects 2,894,480    3,720,657    3,862,480    4,358,047
 Interest  income               11,684        5,707       19,707       12,898
                           -----------   -----------  -----------  ----------
  Total  Revenues            3,137,062    3,923,875    4,604,213    4,963,850
                            ----------  -----------  -----------  -----------

Cost  and  Expenses
 Oil and gas lease expense      49,563       23,572      139,184      161,260
 Mining exploration expenses   177,071       33,538      239,958       76,355
 Project geology, geophysics,
  land & administration        581,141    1,027,213    1,301,884    1,293,401
 Cost of sale of oil & gas
   prospects                 1,837,452    1,487,689    2,314,351    2,115,375
 Depletion, depreciation
  and  amortization              7,233       12,982       21,699       38,945
 Interest                          620          602        2,000        1,079
 General administrative        311,412      266,726      986,157      830,281
                            ----------   ----------   ----------   ----------
  Total Cost and Expenses    2,964,492    2,852,322    5,005,233    4,516,696
                             ---------    ---------    ---------    ---------

Net  Income  (Loss)     $      172,570  $ 1,071,553   $ (401,020) $   447,154
                        ==============  ===========   =========== ===========
Basic & Diluted Earnings
  per  Share            $          .00  $       .05   $     (.02) $       .02
                        ==============  ===========   =========== ===========
Weighted  Average  Number
  of  Shares                19,821,348   19,707,248   19,803,681   19,707,248
                        ==============   ==========   ==========   ==========


     The accompanying notes are an integral part of these condensed financial statements.

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                         For  the  Nine  Months
                                                         ----------------------
                                                           Ended  Sept  30,
                                                           ----------------
                                                          2003          2002
                                                          ----          ----


Cash  Flows  from  Operating  Activities
  Net  profit/(loss)                              $     (401,020)  $    447,154
  Adjustments  to  reconcile  net  income
    to  net  cash  used  from  operating  activities:
     Depreciation,  depletion  and amortization           21,699         38,945
     Shares  issued  for  officer  compensation              -0-         11,700
     Changes  in  operating  capital:
     Accounts  receivable-(increase)decrease              (1,485)       (5,642)
     Trade  accounts  payable-increase(decrease)       1,338,211        767,137
     Accounts  payable  to  joint  venture
     participants and related parties-increase(decrease)  36,176        (3,714)
     Advances  from  joint  venture
      Participants-increase(decrease)                  3,488,481        313,945
                                                     -----------    -----------
Net Cash  rovided/(Used) by Operating Activities       4,482,062      1,569,525
                                                       ---------      ---------

Cash  Flows  from  Investing  Activities
  Capital  expenditures                                  462,138      (117,959)
                                                        --------       --------

Cash  Flows  from  Financing  Activities
    Principal  payments  on  long-term  debt             (20,635)         (135)
  Proceeds  from  issuance  of  common stock             108,201          8,135
                                                      ----------         ------

    Net Cash Provided/(Used) by Financing Activities      87,566          8,000
                                                        --------       --------

Net Increase in Cash and Cash Equivalents              5,031,766      1,459,566
Cash  and  Cash  Equivalents  at  Beginning
  Of  Period                                           1,936,294        911,913
                                                       ---------      ---------

Cash  and  Cash  Equivalents  at
  End  of  Period                                $     6,968,060  $   2,371,479
                                                 ===============  =============

Supplemental  Information:

  Cash  paid  for  interest                          $     2,000  $       1,079
  Cash  paid  for  taxes                             $     5,446  $       5,137

                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                           SEPTEMBER 30, 2003 AND 2002
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine-month period ended September 30, 2003, are not necessarily indicative of the results to be expected for the full year.

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

NOTE  3  -  RECENT  ACCOUNTING  PRONOUNCEMENTS
            ----------------------------------

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under SFAS 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss if the settled amount differs from the liability recorded. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating this guidance and have not determined the impact on our financial position, results of operations, or net cash flows, however, we anticipate these results will be immaterial.

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

Petroleum  Activities
---------------------

We artificially fractured (frac'd) the Sunrise-Mayel #2H-R well on July 7, 2003. The frac job did not result in commercial production. After consideration it was determined that performing an acid job should be done. This was done the last week in October and we are currently recovering the spent acid fluid and should soon have the results.

We began drilling the Oil Creek well on August 28, 2003. We reached total depth on October 5, 2003. We brought the necessary equipment on location and performed the first perforation in the bottom interval of the well on October
28. This is the first interval out of six in this well. We will come up hole and perform additional fracs, we anticipate this will be completed by November 12, 2003.

The Oil Lake prospect began drilling on October 31st. We are estimating it will reach total depth by November 15th.

Precious  Metals
----------------

We began a two phase drilling program in July. The intent was to drill one phase of 42 well bores and a 2nd phase of 66 well bores. The goal was to determine if there is commercial grade placer gold at depth in creek valley. The well bores are 60 to 90 feet deep. Due to repeated equipment failures we were only able to drill the first phase of 42 well bores. This resulted in an insufficient number of test wells to make a conclusive determination.

Three  Months  Ended  September  30,  2003  as  compared with Three Months ended
--------------------------------------------------------------------------------
September  30,  2002
--------------------

In the quarter ended September 30 revenue was $3,137,062 compared to $3,923,875 for the same quarter in 2002. This decrease resulted from lower proceeds of sales of oil and gas prospects.

Costs and expenses increased $112,170 for the period ending June 30, 2003, compared to the same period in 2002. Oil & gas lease expenses were $25,991 more for the quarter ended September 30, 2003, due to an increased amount of workovers over the same quarter in 2002. Mining expenses were $143,533 more in this quarter than in 2002, due to the bore hole drilling program this summer. Project

ITEM  2.  (CONTINUED)

geology, geophysics, land and administration expenses were $446,072 lower for the quarter ended September 30, 2003, compared to the same quarter in 2002. This decrease is due to reduced activity in lease acquisitions. Cost of sale of oil and gas prospects were $349,763 higher this quarter compared to the same quarter in 2002 because the prospects sold to our Opus I limited partnership drilling program cost more than in the prior period. General and administration costs were $44,686 higher for the quarter ended September 30, 2003, compared to the same quarter in 2002. This was due to increased investor relations expense and preparing and mailing proxy statements for our annual shareholders' meeting.

For the quarter ended September 30, 2003, we had a profit of $172,570 compared to a profit of $1,071,553 for the quarter ended September 30, 2002. The $112,170 decrease was due in part to reduced costs in project geology, geophysics, land & administration.

Nine  Months Ended September 30, 2003 as compared to Nine Months ended September
--------------------------------------------------------------------------------
30,  2002
---------

Our revenue decreased $359,637 over the same period last year. This decrease was from decreased income from the sale of oil and gas prospects.

Costs and expenses were $488,537 more in the period ended September 30, 2003, than in the same period last year. Oil and gas lease expenses were $22,076 less in 2003 due to a decreased amount of well workovers. Cost of sale of oil and gas prospects is 198,976 more this year compared to last year. General and administrative costs were $155,876 more in the nine months ended September 30, 2003, compared to the same nine month period in 2002. G & A expenses were higher in 2003 because we recorded $69,000 in directors fees/expenses, an increase of $14,000 in office supplies and a $25,000 expense for a bonus paid to the president of the Company pursuant to his employment contract.

We had a loss of $401,020 for the nine months ended September 30, 2003, compared to a profit of $447,154 for the same nine month period in 2002. This loss is because we had higher costs from the sale of prospects in 2003.

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

Current assets were $7,133,192 at September 30, 2003, compared to $2,099,941 as of December 31, 2002. This is due to an increase of cash related to investments in our OPUS-I drilling program. Property and equipment is $463,203 less for the period ended September 30 compared to year end due to the sale of prospect land and geology related to the limited liability drilling partnership.

Current liabilities were $8,217,722 for the nine months ended September 30, 2003, compared to $3,345,777 for the period ended December 31, 2002. This increase is due to accounts payable being $1,358,846 higher at September 30, 2003 compared to December 31, 2002 and advances from joint venture participants of $3,488,481 in our drilling programs for drilling activities in our limited liability drilling program.

OPERATING ACTIVITIES. We had a positive cash flow of $4,482,062 for the nine months ended September 30, 2003 compared to a positive cash flow of $1,569,525 for the same period in 2002. This change is due to an a loss from operating activity and in advances from joint venture partners. Our primary source of funds is comprised of selling prospects and oil and gas sales.

INVESTING ACTIVITIES. In the first nine months of 2003 we had costs $462,138 on capital expenditures compared to $117,959 for the same period in 2002. These expenditures were the result of sale of asset costs related to the Oil Creek prospect.

FINANCING ACTIVITIES. Net cash used by financing activities was $87,566 for the nine months ended September 30, 2003 compared to $8,000 for the same period in 2002. This change was due to payments on long-term debt ($20,635) and proceeds from the issuance of stock in private transactions, from award of stock for compensation to the outside directors and the exercise of stock options ($108,201).

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
          ----------------------------------------------------------------

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.


ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.





PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

None

ITEM  2.     CHANGES  IN  SECURITIES
             -----------------------

During the quarter ended September 30, 2003, we issued a total of 12,000 shares of our common stock in a private transaction pursuant to the exemption contained in Section 4(2) of the Securities Act of 1933. These shares are restricted securities, which bear a legend restricting transfer of the shares unless registered or sold under exemption from registration requirements under the Securities Act. A summary of these share issuances follows:

We issued 6,000 shares for aggregate consideration of $3,000.00. These shares were issued on exercise of options by an ex-employee. The exercise price of these shares was $.50 each.

We issued 6,000 shares in exchange for services. The price of these shares was $3.20 per share on September 15, 2003, the date of the award.

ITEM  5.     OTHER  INFORMATION
             ------------------

Effective October 29, 2003 our common stock moved from the electronic over the counter bulletin board to the American Stock Exchange. The new ticker symbol is TIV.

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


                        TRI-VALLEY  CORPORATION




      November  11,  2003      /s/  F.  Lynn  Blystone
                              ------------------------
                                                           F.  Lynn  Blystone
               President  and  Chief  Executive  Officer


      November  11,  2003     /s/  Thomas  J.  Cunningham
                              ---------------------------
               Thomas  J.  Cunningham
               Secretary,  Treasurer,  Chief  Financial  Officer

                                  EXHIBIT 31.1
I, F. Lynn Blystone, President and Chief Executive Officer of Tri-Valley Corporation, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Tri-Valley Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods  presented  in  this  report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the registrant and have:
 a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
 b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
 c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
 d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
 a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  Nov.  11,  2003          /s/F.  Lynn  Blystone
          F.  Lynn  Blystone,  President  and  Chief  Executive  Officer

                                  EXHIBIT 31.1
I, Thomas J. Cunningham, Chief Financial Officer of Tri-Valley Corporation, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Tri-Valley Corporation;
2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the registrant and have:
 a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
 b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
 c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
 d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
 a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date:  Nov.  11,  2003          /s/Thomas  J.  Cunningham
          Thomas  J.  Cunningham,  Chief  Financial  Officer
          --------------------------------------------------

                                  EXHIBIT 32.2

                   CERTIFICATION PURSUANT TO 18 U.S.C.   1350

The undersigned, Thomas J. Cunningham, Chief Financial Officer of Tri-Valley Corporation, a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-Q for the quarter ended Sept 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  Nov.  11,  2003          /s/Thomas  J.  Cunningham
----------------------
          Thomas  J.  Cunningham,  Chief  Financial  Officer
          --------------------------------------------------






                                  EXHIBIT 32.2

                   CERTIFICATION PURSUANT TO 18 U.S.C.   1350


The undersigned, F. Lynn Blystone, President and Chief Executive Officer of Tri-Valley Corporation, a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-Q for the quarter ended Sept 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  Nov  11,  2003          /s/F.  Lynn  Blystone
---------------------
          F.  Lynn  Blystone,  President  and  Chief  Executive  Officer
          --------------------------------------------------------------