Form 10-K
period 2003-12-31
TRI VALLEY CORP
filed 2004-03-29
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended December 31, 2003     Commission File No. 0-6119


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

The  issuer's  revenues  for  the  most  recent  fiscal  year  were  $7,609,245.

As of February19, 2004, 20,099,627 common shares were issued and outstanding, and the aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on that date was approximately$92,815,066.

DOCUMENTS  INCORPORATED  BY  REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes [  ]      No [X]

Exhibit  Index  appears  on  page  45

                                TABLE OF CONTENTS
PART  I
                                                     ITEM 1.     BUSINESS      1
                                                              Competition      1
                                                  Governmental Regulation      1
                                                     Environmental Issues      2
                                                                Employees      3
                                                     Available Information     3
                                                    ITEM 2.     PROPERTIES     3
                                                   Oil and Gas Operations      3
                                                          Precious Metals      6
                                             ITEM 3.     LEGAL PROCEEDINGS     6
          ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      7

PART  II
ITEM  5.     MARKET  PRICE OF THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY
                                                            HOLDER MATTERS     8
                                  Recent Sales of Unregistered Securities      8
                           ITEM 6.     SELECTED HISTORICAL FINANCIAL DATA      8
   ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION     9
                              Notice Regarding Forward-Looking Statements      9
                                             Critical Accounting Policies      9
                                                                 Overview     11
                                                  Natural Gas Activities      12
                                                    Petroleum Activities      12
                                                Precious Metals Activity      13
                                                    Results of Operations     13
                      Comparison of Years Ended December 31,2003 and 2002     13
                                                            Balance Sheet     13
                                                                 Revenues     14
                                                       Costs and Expenses     14
                      Comparison of Years Ended December 31,2002 and 2001     14
                                                            Balance Sheet     14
                                                                 Revenues     14
                                                       Costs and Expenses     14
                                                      Financial Condition     15
                                                              Commitments     15
                                                     Operating Activities     15
                                                     Investing Activities     15
                                                     Financing Activities     15
                                                                Liquidity     15
                                         ITEM 8.     FINANCIAL STATEMENTS     19
                               Notes to Consolidated Financial Statements     24
ITEM  9.
     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
                                      ITEM 9A     CONTROLS AND PROCEDURES     51
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT               52
                                      ITEM 11.     EXECUTIVE COMPENSATION     54
                                  Employment Agreement with Our President     55
                     Aggregated 2003 Option Exercises and Year-End Values     55
                                                Compensation of Directors     55
                                                        Performance Graph     56
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   56
              ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS     57
                      ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES     57
                    ITEM 15.     EXHIBITS, LISTS, AND REPORTS ON FORM 8-K     58
                                                          SIGNATURES          59

                                       16
                                     PART I
                                     ------

ITEM  1.  BUSINESS
------------------

Tri-Valley Corporation, a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing prospective and producing petroleum and precious metals properties and interests therein. Tri-Valley has two wholly owned subsidiaries. Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities. TVOG derives the majority of its revenue from sale of oil and gas properties. Tri-Valley Power Corporation is the other wholly owned subsidiary. However, this subsidiary is inactive at the present time. The precious metals activity is operated directly by Tri-Valley Corporation. Substantially all of our oil and gas reserves are located in northern California.

TVOG primarily generates its own exploration prospects from its internal database, and also screens prospect submittals from other geologists and companies. TVOG generates these geological "plays" within a certain geographic area of mutual interest. The prospect is then presented to potential co-venturers. The company deals with both accredited individual investors and energy industry companies. TVOG is the operator of these co-ventures.

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

Environmental  Issues
---------------------

Mining  Activities

Mining activities in the United States are subject to federal and state laws and regulations covering mining safety and environmental quality. However, because we do not have active mining operations at present, these regulations have little impact on our current activities. In 2003, 2002 and 2001, the regulatory requirements had no significant effect on our precious metals activity as we continued our exploration efforts.

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

Before we could begin actual mining operations on our claims, we would have to develop a feasibility study which would, among other things, address the potential costs of labor, safety and environmental regulation on any proposed mining activity. We do not expect to begin a feasibility study in 2004 and do not expect to incur any significant regulatory costs or liabilities in connection with government regulation of our claims.

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

Employees
---------

We had a total of five full-time employees, one part-time bookkeeper, and two consultants on December 31, 2003.

Available  Information
----------------------

We file annual, annual and period reports, proxy statements and other information with the Securities and Exchange Commission using SEC's EDGAR system. The SEC maintains a site on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other registrants that file reports electronically with the SEC. You may read and copy any materials that we file with the SEC at its Public Reference Room at 450 5th Street, N.W., Washington, D.C. 20549. Our common stock is listed on the American Stock Exchange, under the symbol TIV. Please call the SEC at 1-800-SEC-0330 for further information about their public reference rooms. Our website is located at http://www.tri-valleycorp.com.

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

Oil  and  Gas  Operations
-------------------------

The oil and gas properties in which we hold interests are primarily located in the area of central California known as the Sacramento Valley. We also lease exploration acreage in the San Joaquin and Santa Maria Valleys. We contract for the drilling of all wells and do not own any drilling equipment, bulk storage facilities, or refineries. We do own a small segment of pipeline at Tracy, California.

We have retained the services of Cecil Engineering, an independent engineer qualified to estimate our net share of proved developed oil and gas reserves on all of our oil and gas properties at December 31, 2003 for SEC filing. We do not include any undeveloped reserves in these reserve studies. Only proved developed reserves are listed in our reserve report. Price is a material factor in our stated reserves, because higher prices permit relatively higher-cost reserves to be produced economically. Higher prices generally permit longer recovery, hence larger reserves at higher values. Conversely, lower prices generally limit recovery to lower-cost reserves, hence smaller reserves. The process of estimating oil and gas reserve quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimated data at best.

Our estimated future net recoverable oil and gas reserves from proved developed properties as of December 31, 2003, December 31, 2002 and December 31, 2001 were as follows:

                                     BBL     MCF
                                     ---     ---

          December 31, 2003     Condensate     150     Natural Gas     1,319,887
          December 31, 2002     Condensate     150     Natural Gas     1,492,245
          December 31, 2001     Condensate     164     Natural Gas     1,684,757

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from our proved developed oil and gas reserves, discounted at 10%, was $2,270,632 at December 31, 2003, $2,224,270 at December 31, 2002, and $1,005,010
at December 31, 2001. The unaudited supplemental information attached to the consolidated financial statements provides more information on oil and gas reserves and estimated values.

The following table sets forth the net quantities of natural gas and crude oil that we produced during:

                       Year Ended     Year Ended     Year Ended
                    December 31,     December 31,     December 31,
                                2003     2002     2001

                           Natural Gas (MCF)     162,314     232,578     230,392
                                    Crude Oil (BBL)     25     29             14

The following table sets forth our average sales price and average production (lifting) cost per unit of oil and gas produced during:
                       Year Ended     Year Ended     Year Ended
                    December 31,     December 31,     December 31,
                                2003     2002     2001

     Gas (Mcf)     Oil (Bbl*)     Gas (Mcf)     Oil (Bbl*)     Gas (Mcf)     Oil
(Bbl*)
    Sales Price     $5.07     29.46     $3.07     $19.13     $6.93     $22.32

        Production Costs     $0.78      0     $0.98     0     $0.40     0

    Net Profit     $4.29     29.46     $2.09     $19.13     $6.53     $22.32
* Amount represents total sales price of associated condensate, unable to determine price per barrel.

As of December 31, 2003 we had the following gross and net position in wells and developed acreage:

                             Wells (1)     Acres (2)
                             ---------     ---------
                         Gross     Net     Gross     Net
                         11     4.537     2,192     645

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

The following table sets forth the number of productive and dry exploratory and development wells which we drilled during:

                       Year Ended     Year Ended     Year Ended
                    December 31,     December 31,     December 31,
                                2003     2002     2001

Exploratory
                         Producing     -0-     -0-     -0-
                          Recompleting          1     -0-
                                Dry          2     1
                              Total     -0-     3     1

Development
                         Producing     -0-     -0-     -0-
                            Dry     -0-     -0-     -0-
                             Total     -0-     -0-     -0-

We drilled 4 wells in 2003, which are being evaluated. No final decisions have been made as to the results.

The following table sets forth information regarding undeveloped oil and gas acreage in which we had an interest on December 31, 2003:

                  State          Gross Acres          Net Acres
                  -----          -----------          ---------
                   California          36,271          32,384
                     Nevada          21,737          21,737

Some of our undeveloped acreage is held pursuant to leases from landowners. Such leases have varying dates of execution and generally expire one to five years after the date of the lease. In the next three years, the following lease gross acreage expires:

                                                 Expires in 2004     3,376 acres
                                                 Expires in 2005     7,151 acres
                                                 Expires in 2006     4,260 acres




Precious  Metals
----------------

The precious metals properties are located in interior Alaska. They are comprised of 626 40-acre claims and 15 160-acre claims, of which 104 claims are leased from others, all are located solely on State owned lands requiring annual assessment work, and an annual per claim fee. All fees are current.

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

The following table sets forth the information regarding the acreage position we have under lease in Alaska as of December 31, 2003:

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

We have had a joint scientific research agreement with TsNIGRI, the Central Research Institute of Geological Prospecting for Base and Precious Metals, based in Moscow, Russia since 1991. The proprietary technology they use for evaluating large areas of covered sub-arctic terrain has been impressive and encouraging to our efforts. Minute amounts of gold have been found in samples at 60 locations along a 20-mile swath and over 1,000 samples have been assayed by Bondar-Clegg, a respected assay house. We believe we have a great potential and intend to continue our exploration of these properties.

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


ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

On November 7, 2002 a judgment of $141,500 was awarded to Armstrong Petroleum against Tri-Valley Corporation. This was the result of a lawsuit that was filed against Tri-Valley alleging a breach of contract. Armstrong and Tri-Valley disagreed on the amount of royalties that were due Armstrong. Tri-Valley filed an appeal of this judgment. On March 24, 2004, the appellate court affirmed the decision of the trial court. We are considering whether to appeal the appellate court judgment to the California Supreme Court. Tri-Valley Corporation created a cash reserve for this judgment in 2002 when this verdict was awarded.





ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

We held our annual meeting on October 20, 2003. At the meeting, the shareholders re-elected all of the six directors who were recommended by the board. They also approved the appointment of Brown Armstrong as our independent accountants.

The  shareholder  votes  were  as  follows:

Measure  #1  -  Election  of  Directors

                             FOR     AGAINST     ABSTAIN
                                      F. Lynn Blystone     18,983,671     63,873
                                     Milton J. Carlson     18,966,646     80,898
                                      C. Chase Hoffman     18,986,146     61,398
                                    Dennis P. Lockhart     18,986,646     60,898
                                       Loren J. Miller     18,986,796     60,748
                                       Harold J. Noyes     18,986,646     60,898

Measure  #2  - Appoint Brown Armstrong as the Company's independent accountants.

                             FOR     AGAINST     ABSTAIN
                                18,972,416     75,128

                                     PART II

ITEM  5.  MARKET  PRICE  OF  THE REGISTRANT'S COMMON STOCK AND RELATED  SECURITY
--------------------------------------------------------------------------------
HOLDER  MATTERS
---------------

As of October 29, 2003, shares of Tri-Valley Corporation stock are traded on the American Stock Exchange under the symbol "TIV". Prior to that, shares had been traded over-the-counter on the Electronic Bulletin Board under the symbol "TRIL." The following table shows the high and low sales prices reported on AMEX from 10/29/03 to year end, and the high and low bid and asked prices of Tri-Valley stock for the quarterly periods indicated as reported by the OTC Stock Journal:

                                Bid Prices     Asked Prices
                                ----------     ------------
                               High     Low     High     Low
                               ----     ---     ----     ---
2003
----
                          Fourth Quarter     $6.20     $3.44     $6.75     $3.35
                           Third Quarter     $3.74     $2.90     $3.93     $2.95
                          Second Quarter     $3.79     $1.21     $4.20     $1.21
                           First Quarter     $1.60     $1.25     $1.67     $1.21

2002
----
                          Fourth Quarter     $2.14     $1.31     $2.25     $1.31
                           Third Quarter     $2.45     $1.13     $2.65     $1.13
                          Second Quarter     $1.60     $1.14     $1.75     $1.10
                           First Quarter     $1.67     $1.14     $1.75     $1.10

As of December 31, 2003, we estimate that our common stock was held by approximately 4,500 shareholders in 40 states and at least 4 foreign countries.

We historically have paid no dividends, and at this time do not plan to pay any dividends in the immediate future. Rather, we strive to add share value through discovery success. In 2003 trading volume exceeded 12.2 million shares.

Recent  Sales  of  Unregistered  Securities
-------------------------------------------

During 2003 we issued 104,000 shares of common stock without registration under the Securities Act of 1933. One former employee and one private individual exercised stock options for 20,000 and 10,000 shares respectively. The exercise price of the stock options was $0.50 per share, and the options were exercised on five occasions when the closing price of our common stock varied between $1.51 and $4.85 per share. 3,000 shares were sold to a private individual for $1.35 per share. 71,000 shares were awarded to three officers, five directors and a consultant for service. The shares issued pursuant to the exercise of options were issued in privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

From September thru October 2003, we sold 255,387 shares of common stock pursuant to the exercise of warrants previously issued to Swartz Private Equity, an accredited investor, as part of a private equity line investment agreement dated February 2002, between our company and Swartz. The issuance of our stock upon exercise of the warrants was made in reliance on the exemption contained in Regulation D under the Securities Act of 1933. We had previously registered the resale of the stock by Swartz under the Securities Act of 1933 on a Form S-2 registration statement, and, accordingly, the shares issued to Swartz were not subject to restrictions on transfer imposed by the Securities Act of 1933.

ITEM  6.  SELECTED  HISTORICAL  FINANCIAL  DATA
-----------------------------------------------
                               Year Ended December 31,
                       2003     2002     2001     2000     1999
                                ----     ----     ----     ----
Income  Statement  Data:
  Revenues      $   7,609,245      $   6,284,908      $  2,130,187      $
2,197,369      $   2,686,129
  Operating  Income  (Loss)      $   1,217,782      $      845,130      $
(117,975)      $(1,360,263)      $      (12,417)
  Basic  Earnings Per Share      $             .06      $             .04      $
-      $        (0.07)      $                -

Balance  Sheet  Data:
  Property  and  Equipment,  net      $   1,522,333      $   1,974,501      $
2,010,457      $  1,357,959      $  1,059,755
  Total  Assets      $   8,320,992      $   4,634,874      $  3,381,757      $
4,053,257      $  9,802,463
  Long  Term  Obligations      $        16,805      $        26,791      $
8,371      $      12,038      $       21,055
  Stockholder's  Equity      $   2,555,456      $   1,262,306      $     353,776
$    391,651      $     391,651

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

Critical  Accounting  Policies

The Company prepares its consolidated financial statements for inclusion in this Report in accordance with accounting principles that are generally accepted in the United States ("GAAP"). See Note 1 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements" for a comprehensive discussion of the Company's significant accounting policies. GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management to make judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives.

Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and disclosures with the Audit Committee of our Board of Directors. We believe our critical accounting policies include those addressing the recoverability and useful lives of assets, oil and gas estimates and income taxes and application of these accounting policies on a consistent basis enables us to provide timely and reliable financial information about our earnings results, financial condition and cash flows.

Goodwill  and  Intangible  Assets

Deferred tax asset valuation allowances. From 1995 to 2003, the Company has maintained a valuation allowance against a portion of its deferred tax assets. SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. As of December 31, 2003, the Company has concluded that it is more likely than not that it will realize its gross deferred tax asset position after giving consideration to relevant facts and circumstances.

Tri-Valley will continue to monitor company-specific, oil and gas industry economic factors and will reassess the likelihood that the Company's net operating loss and statutory depletion carryforwards will be utilized prior to their expiration.

Litigation and environmental contingencies. The Company makes judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can vary from such estimates for a variety of reasons. The costs to settle litigation can vary from estimates based on differing interpretations of laws and opinions and assessments on the amount of damages. Similarly, environmental remediation liabilities are subject to change because of changes in laws, regulations, additional information obtained relating to the extent and nature of site contamination and improvements in technology. Under GAAP, a liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimated. See Note 10 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements" for additional information regarding the Company's commitments and contingencies.

The Company has adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is a non-amortizable asset, and is subject to an annual review for impairment. The carrying amount of goodwill is evaluated periodically.


The following is a discussion of the Company's most critical accounting estimates, judgments and uncertainties that are inherent in the Company's application of GAAP:

Accounting for oil and gas producing activities: The accounting for and disclosure of oil and gas producing activities requires the Company's management to choose between GAAP alternatives and to make judgments about estimates of future uncertainties.

Successful efforts method of accounting: The Company utilizes the successful efforts method of accounting for oil and gas activities as opposed to the alternate acceptable full cost method. In general, the Company believes that, during periods of active exploration, net assets and net income are more conservatively measured under the successful efforts method of accounting for oil and gas producing activities than under the full cost method. The critical difference between the successful efforts method of accounting and the full cost method of accounting is as follows: Under the successful efforts method, exploratory dry holes and geological and geophysical exploration costs are charged against earnings during the periods in which they occur; whereas, under the full cost method of accounting, such costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the earnings of future periods as a component of depletion expense. During the years ended December 31, 2003, 2002 and 2001, the Company recognized exploration, abandonment, geological and geophysical expense of $0, $45,143 and $0, respectively, under the successful efforts method.

Proved reserve estimates. Estimates of the Company's proved reserves included in this Report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve report estimate is a function of:

-     The  quality  and  quantity  of  available  data;
-     The  interpretation  of  that  data;
-     The  accuracy  of  various  mandated  economic  assumptions;  and
-     The  judgment  of  the  persons  preparing  the  estimate.

The Company's proved reserve information included in this Report as of December 31, 2003 and 2002 was based on evaluations audited by independent petroleum engineers with respect to the Company's major properties. Estimates prepared by other third parties may be higher or lower than those included herein.

Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2003 is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company has based the estimated present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and cost may be materially higher or lower than the prices and costs as of the date of the estimate.

The Company's estimates of proved reserves materially impact depletion expense. If the estimates of provide reserves decline, the rate at which the Company records depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may market uneconomic to drill for and produce higher cost fields. In addition, a decline in provided reserve estimates may impact the outcome of the Company's assessment of its oil and gas producing properties for impairment.

Impairment of proved oil and gas properties: The Company reviews its long-lived proved properties to be held and used whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Management assesses whether or not an impairment provision is necessary based upon its outlook of future commodity prices and net cash flows that may be generated by the properties. Provide oil and gas properties are reviewed for impairment by depletable field pool, which is the lowest level at which depletion of proved properties are calculated.

Impairment of unproved oil and gas properties: Management periodically assesses individually significant unproved oil and gas properties for impairment, on a project-by-project basis. Management's assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects impact the amount and timing of impairments.

Asset Retirement Obligations: The Company has adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Under this guidance, management is required to make judgments based on historical experience and future expectations regarding the future abandonment cost of its oil and gas properties and equipment as well as an estimate of the discount rate to be used in order to bring the estimated future cost to a present value. The discount rate is based on the risk free interest rate which is adjusted for the credit worthiness of the Company. The adjusted risk free rate is then applied to the estimated abandonment costs to arrive at the obligation existing at the end of the period under review. The Company reviews its estimate of the future obligation quarterly and accrues the estimated obligation based on the above.

Overview

Production  from  TVOG's  existing  reserves  continues to decline, while demand increases. While the trend for demand to outstrip available supplies is worldwide as well as national, we believe that it is particularly acute in California, our primary venue for exploration and production, which imports nearly 60% of its oil and nearly 90% of its natural gas demand. Oil prices tend to be set based on worldwide supplies and prices, while natural gas prices seem to be more dependent on local conditions. We expect that gas prices will hold steady or possibly increase over this year. If, however, prices should fall, for instance due to new regulatory measures or the discovery of new and easily producible reserves, our revenue from oil and gas sales would also fall.

In 2002 the Company created a limited partnership called the OPUS-I. The purpose of this partnership is to raise one hundred million dollars by selling partnership interests. With the funds raised we will drill up to twenty-six exploratory wells, mostly in California, of which three are targeted for Nevada. We begin drilling as sufficient funds are invested to drill the next target. For the year ended December 31, 2003, we have raised $12,755,000 and spent $10,267,787 on 4 wells. The 4 wells are being evaluated to determine further activity.

We are continuing grading and prioritizing our geologic library, which contains over 700 California leads and prospects, for exploratory drilling. We use our library to decide where we should seek oil and gas leases for future exploration. From this library we were able to put together many of the prospects currently in OPUS-I. Of course, we cannot be sure that any future prospect can be obtained at an attractive lease price or that any exploration efforts would result in a commercially successful well.

We seek to fund and drill enough exploratory wells for commercial discoveries to make up for the cost of the inevitable dry holes that we can expect in the exploration business. We believe our existing inventory of projects bears a high enough ratio of potentially successful to unsuccessful projects to deliver value to our drilling partners and our shareholders from successful wells, in excess of the total costs of all successful and unsuccessful projects. Our future results will depend on our success in finding new reserves and commercial production, and there can be no assurance what revenue we can ultimately expect from any new discoveries.

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts for cash management functions.

Natural  Gas  Activities

The Company generally sells a percentage of production at the monthly spot price. In times when we expect the price of gas to weaken, we try to increase the amount we sell under fixed prices. When we expect the price of gas to rise, we seek to sell more gas in the spot market. In 2003, 2002 and 2001, we sold our gas 100% on the spot market. Because we expect gas prices to rise, we intend to sell 100% of our production on the spot market in 2004. Because we plan to sell only on the spot market in 2004, a drop in the price of gas could possibly have a more adverse impact on us than if we entered into some fixed price contracts for sale of future production.

Our proved hydrocarbon reserves were valued using a standardized measure of discounted future net cash flows of $2,270,632 at December 31, 2003, compared to $2,224,270 on December 31, 2002, after taking into account a 10% discount rate and also taking into consideration the effect of income tax. This was due primarily to the fluctuations in gas prices. Estimates such as these are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company. This value does not appear on the balance sheet because accounting rules require discovered reserves to be carried on the balance sheet at the cost of obtaining them rather than the actual future net revenue from producing them. Tri-Valley typically has no discovery cost to put on the balance sheet as explained below.

Tri-Valley usually sells most of the working interest in its test wells on prospects to third parties. The sales price of the interest is intended to pay for all drilling and testing costs on the property. Tri-Valley retains a minority "carried" ownership interest in the well and does not pay its proportionate share of drilling and testing costs for the first well drilled on each prospect. However, the Company does pay its proportionate cost of any subsequent well drilled on each prospect. Under these arrangements, we usually minimize the Company's cost to drill and also receive a minority interest from the reserves we discover. On the other hand, we occasionally incur extra expenses for drilling or development that we choose, in our discretion, not to pass on to other venture participants.

We drilled the Sunrise-Mayel #1 in December of 2000, with independent interpretations of an exceptional amount of dry natural gas in place in a tight formation known as the McClure Shale; in 2001 we artificially fractured (frac'd) the well with no success. We determined to try an acid wash and performed this procedure in 2003. There has been no commercial success because the sand formation is too tight to allow hydrocarbons to produce. The well will probably be used as a water disposal well.

It was decided that a horizontal well should be drilled to exploit this tight sand. This was named the Sunrise-Mayel #2-H. It was drilled in July of 2002, frac'd in September 2002, and acidized January 2003, with no success. It was redrilled as the Sunrise-Mayel #2-HR in May of 2003. In June of 2003, we perforated the well and frac'd it in July 2003. This did not result in commercial success. We are currently preparing to re-frac the well utilizing diesel oil to test the concept of whether this will result in commercial production.

The Oil Lake well began drilling October 2003; in attempts to complete the well, we have perforated one of several zones so far. The first zone is tight, but is a major target. We are currently designing a program to properly evaluate this first zone before proceeding ahead.

The Elk Ridge well was drilled in December 2003. We have perforated and tested five zones without commercial success so far, with five more remaining to be tested.

Petroleum  Activities

The Oil Creek #1-23 was drilled in August of 2003 with several hundred feet of hydrocarbon "shows" or indicators. Completion operations began in October 2003 in which we evaluated six major target zones, which were either wet or there was no permeability. We are currently evaluating what should be done next.


Precious  Metals  Activity
--------------------------

The price of gold has fluctuated in the last 12 months from a low of $320 per oz. to a high of $417 per oz. As funds become available the Company will continue to explore its claim block for discovery success. Historically the Company has done its exploration on a seasonal basis, normally in the warmer months. We are in the process of raising capital to continue our work in the area.

In 2003, Tri-Valley Corporation began implementation of a two phase reverse circulation drilling program to confirm a suspected high grade potential deep placer gold target ("the Target") at First Chance Creek along the northeast boundary of its 42-square mile claim block at Richardson, Alaska.

Very high grade samples from shafts dug near the creek had been reported in old Fairbanks newspapers around 1906 and Tri-Valley sampling of the creek and surrounds found distributed placer gold at surface. Tri-Valley's project manager designed a program to test to bedrock 60-90 feet deep by drilling with reverse circulation equipment to bring material up the drill hole and pass it through a Denver Gold Saver to strip any gold before disposing of the drill spoil. The first phase called for 42 such holes to be drilled at three locations crossing the Creek valley and, if results were encouraging, an additional 66 holes in Phase II for a program total of 108 holes.

The general target area was 2,000 yards in length by 70 yards wide, covering approximately 29 acres in the claim block. It was management's belief that the odds were favorable to indicate more than enough resource to justify the $265,000 expenditure of Phase I. And the results certainly did that.

Results indicated a potential resource of 38,000 ounces inferred and probable and management believes that an expanded Phase II of some 80 holes for greater density as well as two additional lines. We may establish an estimated resource in the range of +/- 100,000 ounces. We believe this would justify some arrangement to mine either as an operator or to contract out.

Mining would most likely be a form of open pit with a gravity circuit to strip the gold. The pit would be back-filled and reclaimed as mined. All equipment would be portable and no milling or metallurgical facilities would need to be constructed.

Testing of the three hard rock lode targets will require separate budgets for reverse circulation and diamond drill coring operations. Tri-Valley expects to either joint venture these targets with another mining company doing the work to earn a majority interest or to arrange favorable equity financing to conduct the drill program itself.

We  are  confident  that  other  parties  will  be  willing  to  participate.

RESULTS  OF  OPERATIONS

Comparison  of  years  Ended  December  31,  2003  and  2002
------------------------------------------------------------

Balance  Sheet
--------------

At December 31, 2003 we had $6,006,973 in cash compared to $1,936,294 for December 31, 2002. This represents, for the most part, cash invested by the OPUS I partners for the drilling of oil and gas wells in that limited partnership. Property and equipment is $452,168 less for the current period compared to last year because we sold to the OPUS I partnership some of the property that we had acquired in 2002. Deposits are $55,400 higher in 2003 than in 2002 because of a required increase in the deposit related to the Armstrong lawsuit.


Shareholder equity increased from $1,262,306 in 2002 to $2,555,456 for 2003. This increase was due mainly from net income after taxes.



Revenue
-------

Revenue from oil and gas sales was $148,768 higher for the year ended 2003 compared to year ending 2002 due to increased price we received for our natural gas. Partnership income was up almost $12,000 this year over last year due to increased distribution to Tri-Valley from the operator of the partnership primarily attributable to higher natural gas prices. Interest income was $14,945 more for the year ended December 31, 2003 compared to year end 2002 due to more cash on hand during the year earning interest. Sales of oil and gas prospects is $1,163,998 higher this period compared to the same period last year.

Costs  and  Expenses
--------------------

Mining expenses were $196,928 more for the period ended December 31, 2003 than for the same period in 2002. The costs increased this year because our 42 well reverse circulation exploratory drilling activity. Please see the precious metals section. Oil and gas lease activity was $183,362 for year-end 2003 and $224,320 for December 31, 2002. We did not acquire as many leases this year as we did in 2002. Cost of oil and gas prospects sold were $366,802 higher this year than in 2002. The prospects we sold this year had higher acquisition costs associated with them than prospects sold in 2002. General and administrative costs were higher this year than last year due in large part to increased travel costs and insurance premiums.

Comparison  of  Years  Ended  December  31,  2002  and  2001
------------------------------------------------------------

Balance  Sheet
--------------

We had $1,936,294 cash on hand at December 31, 2002 compared to $911,913 at December 31, 2001. This change was from receipt of funding of the OPUS-I drilling program. Accounts receivable were $44,393 greater this year compared to 2001 due to revenue due us from gas sold the end of 2002. Deposits were $212,000 higher due to our posting a bond in this amount pending the appeal of our judgment.See Litigation

State income taxes are $76,000 more in 2002 because the State of California removed the ability of companies to utilize tax loss carry-forward for two years. Prior to 2002 we were able to reduce our tax liability by using tax loss carry forwards accumulated from prior years. Accounts payable are $564,240 for the year ended December 31, 2002 compared to $297,001 for the same period in 2001. This increase is due to increased drilling activity in 2002.

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

Costs  and  Expenses

Mining costs were $54,532 less in 2002 due to no exploration activity on our claim block in 2002. Oil and gas lease costs were $132,880 higher in 2002 than 2001 due to increased lease operating activity. Well workover expenses were $240,718 less in 2002 because we did not work over any wells in 2002. Cost of oil and gas prospects sold were $3,139,268 higher for the period ending December 31, 2003 compared to the same period last year cost of prospect sold varies directly in proportion to the cost of prospect sales. Depreciation, depletion and amortization expenses are $26,578 less in 2002 due to Statements of Financial Accounting Standards 142 that no longer allows annual amortization. Therefore, no amortization was taken in 2002. These assets will now be tested for impairment annually. If required we would then take an impairment charge. The $45,143 charge for impairment of acquisition costs are from the write off of a prospect that the Company believes is no longer prospective. The Company has a profit of $769,130 after taxes due to increased drilling activity and sale of prospects..



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

We have a private placement drilling program to raise up to one hundred million dollars to drill and complete 26 prospects. We turnkey the drilling portion and the completion portion is based on costs incurred. In a turnkey program we guarantee to drill a well(s) for a certain amount. If the drilling amount is greater than the turnkey costs the Company would lose money on that well, if the cost is less than the turnkey costs the Company would make a profit on that well.

Delay rentals for oil and gas leases amounted to$317,801 in 2003. Advance royalty payments and gold mining claims maintenance fees were$204,755 for the same period. We expect that approximately equal delay rentals and fees will be paid in 2004 from operating revenues.

Operating  Activities

Net cash provided by operating activities was $3,528,127 for the year-end December 31, 2003, compared to $1,154,919 for the same period in 2002. This was primarily because we had an increase in advances from joint venture partners of $2,194,409. Net income was $390,652 more in 2003 ($1,159,782 for 2003 compared to  $769,130  for  2002).

Investing  Activities
---------------------

Cash provided by investing activities in 2003 was $422,946 compared to ($174,185) for the same period in 2002. In 2003, this increase was from the sale of oil and gas prospects to the OPUS I drilling partnership and the reduction of capital expenditures.

Financing  Activities
---------------------

Cash provided by financing activities was $119,575 for the period ending December 31, 2003 compared to $43,647 for the same period in 2002. This was due to additional paid in capital resulting from issuance of stock to outside directors and the exercise of stock options.

Liquidity
---------

The recoverability of the our oil and gas reserves depends on future events, including obtaining adequate financing for our exploration and development program, successfully completing our planned drilling program, and achieving a level of operating revenues that is sufficient to support our cost structure. At various times in our history, it has been necessary for us to raise additional capital through private placements of equity financing. When such a need has arisen, we have met it successfully. It is management's belief that we will continue to be able to meet our needs for additional capital as such needs arise in the future. We may need additional capital to pay for our share of costs relating to the drilling prospects and development of those that are successful, and to acquire additional oil and gas leases. The total amount of our capital needs will be determined in part by the number of prospects generated within our exploration program and by the working interest that we retain in those prospects.

Should we choose to make an acquisition of producing oil and gas properties, such an acquisition would likely require that some portion of the purchase price be paid in cash, and thus would create the need for additional capital. Additional capital could be obtained from a combination of funding sources. The potential funding sources include:

-     Cash  flow  from  operating  activities,
-     Borrowings  from  financial  institutions,
- Debt offerings, which could increase our leverage and add to our need for cash to service such debt,
- Additional offerings of our equity securities, which would cause dilution of our common stock,
- Sales of portions of our working interest in the prospects within our exploration program, which would reduce future revenues from its exploration program,
-     Sale to an industry partner of a participation in our exploration program,
- Sale of all or a portion of our producing oil and gas properties, which would reduce future revenues.

Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, there can be no assurances that capital will be available to us from any source or that, if available, it will be on terms acceptable to us.

17
                          ITEM 8: FINANCIAL STATEMENTS

                             TRI-VALLEY CORPORATION
INDEX
-----




                                       Page(s)
                                       -------

                      Report of Independent Auditor     18

        Consolidated Balance Sheets at December 31, 2003 and 2002     19

Consolidated  Statements  of  Operations  for  the  Years  Ended
                       December 31, 2003, 2002 and 2001     21

Consolidated  Statements  of  Changes  in  Shareholders'  Equity  for  the
                 Years Ended December 31, 2003, 2002 and 2001     22

Consolidated  Statements  of  Cash  Flows  for  the  Years  Ended
                       December 31, 2003, 2002 and 2001     23

              Notes to Consolidated Financial Statements     24-43

Supplemental  Information  about  Oil  and  Gas  Producing
                           Activities (Unaudited)     44-64

18
REPORT  OF  INDEPENDENT  AUDITOR


The  Board  of  Directors
Tri-Valley  Corporation
Bakersfield,  California


We have audited the accompanying consolidated balance sheets of Tri-Valley Corporation as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects the financial position of Tri-Valley Corporation at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

     BROWN  ARMSTRONG  PAULDEN
     McCOWN  STARBUCK  &  KEETER
     ACCOUNTANCY  CORPORATION






Bakersfield,  California
February  13,  2004,  except  for  Note  11,
             whose  date  is  March  24,  2004

24
   The accompanying notes are an integral part of these financial statements.
                TRI-VALLEY CORPORATIONONSOLIDATED BALANCE SHEETS

                                     December 31,
                                  2003          2002
                                  ----          ----
ASSETS
------
Current  Assets
  Cash      $          6,006,973           $          1,936,294
  Accounts  receivable,  trade                     163,825
151,618
  Prepaid  expenses                       12,029
12,029

    Total  Current  Assets                  6,182,827
2,099,941

Property  and  Equipment,  Net
  Proved Properties                     148,482                          165,675
  Unproved Properties                  1,231,165                       1,654,117
  Other  Property  and  Equipment                     142,686
                                      -----------------------
154,709
-------
   Total  Property  and Equipment, Net(Notes 1 and 2)                  1,522,333
1,974,501

Other  Assets
  Deposits                     372,105                          316,705
  Investments  in  partnerships  (Note  1)                       17,400
17,400
  Goodwill  (net  of  accumulated  amortization  of
    $221,439  at  December  31,  2002  and  2003)                     212,414
212,414
  Other                       13,913                            13,913

     Total  Other  Assets                     615,832
560,432

TOTAL  ASSETS      $          8,320,992           $          4,634,874

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
---------------------------------------
Current  Liabilities
  Notes  payable  (Note  3)      $                 9,985           $
13,792
  Income  taxes  payable                      58,000
76,000
  Accounts  payable  and  accrued  expenses                     777,729
564,240
  Amounts  payable  to  joint  venture participants                       91,275
74,412
  Advances  from  joint  venture  participants,  net  (Note  1)
4,811,742                       2,617,333

    Total  Current  Liabilities                  5,748,731
3,345,777

Non-Current  Liabilities
     Deferred  Tax  Liability
     Long-Term  Portion  of  Notes Payable (Note 3)                       16,805
26,791

     Total  Non-Current  Liabilities                       16,805
26,791

Total  Liabilities                  5,765,536                       3,372,568

Shareholders'  Equity
  Common  stock,  $.001  par  value;  100,000,000  shares
    authorized;  20,097,627  and  19,726,348
    issued  and  outstanding  at  December  31,  2003  and  2002,
    Respectively                       20,115                            19,726
  Less:  common  stock  in  treasury,  at  cost,
  100,025  shares  at  December  31,
    2003  and  2002.                     (13,370)
(13,370)
  Common  stock  receivable                                 -
(2,250)
  Capital  in  excess  of  par  value                  9,010,453
8,879,724
  Accumulated deficit                (6,461,742)                     (7,621,524)

    Total  Shareholders'  Equity                  2,555,456
1,262,306

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $          8,320,992           $
4,634,874

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS





                           For the Years Ended December 31,
                           2003          2002          2001
                           ----          ----          ----

Revenues
  Sale  of  oil  and  gas      $           901,739           $           752,971
$        1,597,771
  Royalty  income                          529                               351
6,952
  Partnership  income                     30,000                          18,299
51,542
  Gain  on  sale  of  property                              -
-                                   -
  Interest  income                     34,479                          19,534
23,597
  Sale  of  oil  and  gas  prospects                6,585,780
5,421,782                        218,426
  Other  income                     56,718                          71,971
231,899

    Total  Revenues                7,609,245                     6,284,908
2,130,187

Costs  and  Expenses
  Mining  exploration  costs                   366,039
169,111                        223,643
  Oil  and  gas  leases                   183,362                        224,320
91,440
  Well  workover                              -
-                        240,718
  Severed  acreage                              -
-                               174
  Cost  of  oil  and  gas  prospects  sold                4,014,891
3,648,089                        508,821
  General  and  administrative                1,449,589
1,316,894                     1,117,643
  Depreciation,  depletion  and  amortization                     29,222
34,384                          60,962
  Interest                       2,572                            1,838
4,761
  Well  write-off                              -
-                                   -
  Impairment  of  acquisition  costs                              -
45,143                                   -

    Total  Costs  and  Expenses                6,391,463
5,439,779                     2,248,162

Net  Income  (Loss)  before  Income  Taxes                 1,217,782
845,130                      (117,975)

Tax Provision (Note 6)                    58,000                          76,000
-

Net  Income  (Loss)      $         1,159,782           $           769,130
$         (117,975)

Basic  and  Diluted Earnings (Loss) per Common Share      $                 0.06
                         $                 0.04            $              (0.00)
  and  Common  Equivalent  Share

Weighted  Average  Number  of  Shares  Outstanding              19,801,785
19,702,054                   19,495,693

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              SHAREHOLDERS' EQUITY





            Total                              Capital in          Common
          Common          Treasury                    Excess of          Stock
              Accumulated          Treasury          Shareholders'
            Shares               Shares          Par Value             Par Value
      Receivable                Deficit              Stock          Equity

Balance  at
 December  31,  2000,       19,554,748              163,925              19,555
8,666,688                         -             (8,272,679)
(21,913)                 391,651

Issuance  of  common  stock            135,000                          -
135                   79,965                         -
-                          -                   80,100
Net  loss                       -                          -
-                            -                         -
(117,975)                          -               (117,975)

Balance  at
December  31,  2001       19,689,748              163,925              19,690
8,746,653                         -             (8,390,654)
(21,913)                 353,776

Issuance  of  common  stock              36,600               (63,900)
36                 133,071                         -
-                  8,543                 141,650
Common  stock  receivable                       -                          -
-                            -                (2,250)
-                          -                   (2,250)
Net  income                       -                          -
-                            -                         -
769,130                          -                 769,130

Balance  at
December  31,  2002       19,726,348              100,025              19,726
8,879,724                (2,250)             (7,621,524)               (13,370)
1,262,306

Issuance  of  common  stock            371,279                          -
389               1,442,439                         -
-                          -               1,442,828
Stock  issuance  cost                       -                          -
-             (1,311,710)                         -
-                          -             (1,311,710)
Common  stock  receivable                       -                          -
-                            -                 2,250
-                          -                     2,250
Net  income                       -                          -
-                            -                         -               1,159,782
-              1,159,782

Balance  at
December  31,  2003       20,097,627              100,025           $  20,115
$  9,010,453           $            -           $(6,461,742)           $
(13,370)           $  2,555,456

                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                           For the Years Ended December 31,
                           2003          2002          2001
                           ----          ----          ----
CASH  FLOWS  FROM  OPERATING  ACTIVITIES
  Net  income  (loss)      $    1,159,782           $      769,130           $
(117,975)
  Adjustments  to  reconcile  net  income  (loss)  to  net  cash provided  (used)  by  operating  activities:
    Depreciation,  depletion,  and  amortization                29,222
34,384                     60,962
    Impairment,  dry  hole  and  other  disposals  of  property
-                     45,143                               -
    Land  acquisition  costs  sold                          -
122,315                               -
    (Gain)  on  sale  of  property                          -
-                               -
    Non-employee  stock  compensation                          -
119,700                     23,100
    Impairment,  dry  hole  and  other  disposals  of  property
      and  equipment                          -                               -
-
    Changes  in  operating  capital:
      (Increase)  decrease  in  accounts  receivable              (12,207)
(44,393)                   711,136
      Increase  in  prepaids                          -
-                               -
      Increase  in  deposits  and  other  assets              (55,400)
(212,000)                     (4,600)
      Increase  (decrease)  in  income  taxes  payable              (18,000)
76,000                               -
      Increase  (decrease)  in  accounts  payable  and  accrued  expenses
213,489                   267,239                 (284,016)
      Increase  (decrease)  in  amounts  payable  to  joint  venture
        participants  and  related  parties                16,862
14,781                 (480,511)
      Increase  (decrease)  in  advances  from  joint  venture
        Participants           2,194,409                   (37,380)
136,976

Net  Cash  Provided  by  Operating  Activities           3,528,157
1,154,919                     45,072

CASH  FLOWS  FROM  INVESTING  ACTIVITIES
  Payments  on  notes  receivable                          -
-                   125,000
  Proceeds  from  sale  of  property              422,946
-                               -
  Capital  expenditures                          -                 (184,185)
(702,613)
  (Investment  in)  distribution  from  partnerships                          -
10,000                     19,958

Net  Cash  Provided  (Used)  by  Investing  Activities              422,946
(174,185)                 (557,655)

CASH  FLOWS  FROM  FINANCING  ACTIVITIES
  Proceeds  from  long-term  debt                          -
29,686                               -
  Principal  payments  on  long-term  debt              (13,792)
(5,739)                     (6,074)
  Proceeds  from  issuance  of  common  stock              133,368
19,700                     57,000

  Sale  of  treasury  stock                          -
                                ----------------------
-                               -
-          ----------------------
  Stock  issuance  costs                          -
-                               -

Net  Cash  Provided  by  Financing  Activities              119,576
43,647                     50,926

Net  Increase  (Decrease)  in  Cash  and  Cash  Equivalents           4,070,679
1,024,381                 (461,657)

Cash  at  Beginning  of  Year           1,936,294                   911,913
1,373,570

Cash  at  End  of  Year      $   6,006,973           $   1,936,294           $
911,913

SUPPLEMENTAL  DISCLOSURES  OF  CASH  FLOW  INFORMATION:

  Interest  paid      $          2,572           $          1,838           $
4,761

  Income taxes paid      $        40,000           $             800           $
-

                                       25

                             TRI-VALLEY CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2003, 2002 AND 2001



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

Revenue  Recognition
--------------------

Crude oil and natural gas revenues are recognized as production takes place and the sale is completed and the risk of loss transfers to a third party purchaser.

Sale  of  Oil  and  Gas  Prospects
----------------------------------

Oil and gas prospects are developed by the Company for sale to industry partners and investors. These prospects are usually exploratory, and include costs of leasing, acquisition, and other geological and geophysical costs (hereafter referred to as "GGLA") plus a profit to the Company. For many years the Company recognized revenue and profit from prospects sales when sold, irrespective of drilling commencement (spudding).

In 2003 and 2002 the Company changed its prospect offerings by inclusion of estimated costs of drilling in addition to GGLA costs. This offering is termed a "turnkey" exploratory drilling opportunity because investors are charged only one certain amount in return for Tri-Valley drilling a well to the agreed total depth.

Once the well is spudded, investor money is not refundable, and Tri-Valley recognizes revenue together with estimated and actual costs to complete the drilling to total depth. Amounts charged are included in an Authority for Expenditure (AFE), which is a budget for each project well. Tri-Valley prepares the AFE and bears all risk of well completion to total depth. If the well is drilled to total depth for actual costs less than the AFE amounts, the Company realizes a profit. Conversely, if actual costs exceed the AFE, Tri-Valley realizes a loss.

Drilling  Agreements/Joint  Ventures
------------------------------------

Tri-Valley frequently participates in drilling agreements whereby it acts as operator of drilling and producing activities. As operator, TVOG is liable for the activities of these ventures. In the initial well in a prospect, the Company owns a carried interest and/or overriding royalty interest in such ventures, earning a working interest upon commencement of drilling. Costs of subsequent wells drilled in a prospect are shared by a pro rata interest.

Receivables from and amounts payable to these related parties (as well as other related parties) have been segregated in the accompanying financial statements. For turnkey projects, amounts received for drilling activities, which have not been spudded are deferred and remain within the joint venture liability, in accordance with the Company's revenue recognition policies. Revenue is recognized upon the commencement of drilling operations. Actual or estimated costs to complete the drilling are charged as costs against this revenue.

Oil  and  Gas  Property  and  Equipment  (Successful  Efforts)
--------------------------------------------------------------

The Company accounts for its oil and gas exploration and development costs on the successful efforts method. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and complete exploratory wells that find proved reserves and to drill and complete development wells are capitalized. Exploratory dry-hole costs, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed when incurred, except those GGLA expenditures incurred on behalf of joint venture drilling projects, which the Company defers until the GGLA is sold at the completion of project funding and the target prospect is drilled. Expenditures incurred in drilling exploratory wells are accumulated as work in process until the Company determines whether the well has encountered commercial oil and gas reserves. If the well has encountered commercial reserves, the accumulated cost is transferred to oil and gas properties; otherwise, the accumulated cost, net of salvage value, is charged to dry hole expense. If the well has encountered commercial reserves but cannot be classified as proved within one year after discovery, then the well is considered to be impaired, and the capitalized costs (net of any salvage value) of drilling the well are charged to expense. In 2001, 2002, and 2003 there was $0, $45,143, and $0 respectively, charged to expense for impairment of exploratory well costs. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method based upon estimated proved developed reserves.

At December 31, 2003 and 2002, the Company carried unproved property costs of $1.081 million and $1.449 million, respectively. Generally accepted accounting principles require periodic evaluation of these costs on a project-by-project basis in comparison to their estimated value. These evaluations will be affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases, contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize non cash charges in the earnings of future periods.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Capitalized costs relating to proved properties are depleted using the unit-of-production method based on proved reserves. Costs of significant non-producing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is completed and proved reserves are established or, if unsuccessful, impairment is determined.

Upon the sale of oil and gas reserves in place, costs less accumulated amortization of such property are removed from the accounts and resulting gain or loss on sale is reflected in operations. Impairment of non-producing leasehold costs and undeveloped mineral and royalty interests are assessed periodically on a property-by-property basis, and any impairment in value is currently charged to expense. In addition, we assess the capitalized costs of unproved properties periodically to determine whether their value has been impaired below the capitalized costs. We recognize a loss to the extent that such impairment is indicated. In making these assessments, we consider factors such as exploratory drilling results, future drilling plans, and lease expiration terms. When an entire interest in an unproved property is sold, gain or loss is recognized, taking into consideration any recorded impairment. When a partial interest in an unproved property is sold, the amount is treated as a reduction of the cost of the interest retained, with excess revenue and carrying costs being recognized. Upon abandonment of properties, the reserves are deemed fully depleted and any unamortized costs are recorded in the statement of operations under leases sold, relinquished and impaired.

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

Advances  from  Joint  Venture  Participants
--------------------------------------------

Advances received by the Company from joint venture partners for contract drilling projects, which are to be spent by the Company on behalf of the joint venture partners, are classified within operating inflows on the basis they do not meet the definition of financing or investing activities. When the cash advances are spent, the payable is reduced accordingly. These advances do not contribute to the Company's operating profits and are accounted or/disclosed as balance sheet entries only i.e. within cash and payable to joint venture participants.

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

Stock  Based  Compensation  Plans
---------------------------------

The Company has adopted only the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and has elected to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by Accounting Principles Board ("APB") Opinion 25. The application of APB Opinion 25 has further been clarified by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". Under APB No. 25, because the exercise price of the company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma information as if the company had accounted for its employee stock options and performance awards granted subsequent to December 31, 1994, under the fair value of that statement. For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of grant is charged to expense as the employee stock options are fully vested upon grant. Under the fair value method, the company's net income (loss) and earnings (loss) per share would have been as follows:

                 December 31,          December 31,          December 31,
                             2003          2002          2001

Net  Income     As  reported      $             1,159,782           $
769,130           $           (117,975)
     Pro  forma                     1,063,682                          769,130
(978,415)

 Earnings  per  share      As  reported                           0.06
0.04                              (0.01)
      Pro  forma                           0.05
0.04                              (0.05)

 Diluted  earnings  per  share      As  reported                           0.06
0.04                              (0.01)
      Pro  forma                           0.05
0.03                              (0.05)

------
NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Reclassification
----------------

Certain amounts in the financial statements have been reclassified to be consistent and comparable from year-to-year.

Supplemental  Disclosure  of  Non-Cash  Activities
--------------------------------------------------

During 2003, the Company issued 9,000 shares of common stock valued at $23,247, to outside consultants for services. The Company also issued 65,000 shares of common stock valued at $86,450, of which 50,000 shares were issued to its directors and 15,000 shares to its officers. In addition, a third party vendor exercised 500,000 common stock warrants in exchange for 255,387 shares of common stock (see Note 10 for detail).

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

Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142. Statement No. 141 will require, upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company has reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations. No material amortization adjustments have been necessary. The Company had unamortized goodwill in the amount of $212,414 all of which was, at the date of adoption, subject to the provisions of Statements 141 and 142. Amortization expense related to goodwill was $10,846 per year for the fiscal years 2001. There was no goodwill impairment recognition for either 2002 or 2003. The adoption of these statements did not have a material effect on its financial position, results of operations or cash flows.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

Recently  Issued  Accounting  Pronouncements  (Continued)
---------------------------------------------------------

In June 2001, the FASB approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets such as wells and production facilities. SFAS 143 guidance covers (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long- lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS 143 could result in (1) an increase of total liabilities, because more retirement obligations are required to be recognized, (2) an increase in the recognized cost of assets, because the retirement costs are added to the carrying amount of the long-lived asset and (3) an increase in operating expense because of the accretion of the retirement obligation and additional depreciation and depletion. The Company adopted the statement on January 1, 2003. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle in January 2003. The adoption of this standard had no material impact, i.e., $4,000, on its financial position, results of operations, or cash flows.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2003. The adoption of this statement did not impact the Company's financial position, results of operations, or cash flows.

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

During January 2003, the Financial Accounting Standards Board issued interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN46"), which requires the consolidation of certain entities that are determined to be variable interest entities ("VIE's"). An entity is considered to be a VIE when either (i) the entity lacks sufficient equity to carry on its principal operations, (ii) the equity owners of the entity cannot make decisions about the entity's activities or (iii) the entity's equity neither absorbs losses or benefits from gains.

NOTE  2  -  PROPERTY  AND  EQUIPMENT
            ------------------------

Oil  and  gas  properties,  and equipment and fixtures consist of the following:

                          December 31,          December 31,
                                  2003          2002

Oil  and  Gas  -  California
----------------------------
     Proved  properties,  net  of  accumulated  depletion  of  $604,223
       and  $587,030  at  December  31,  2003  and  2002,  respectively      $
148,482           $             165,675
     Unproved  properties                  1,231,165
1,654,117

     Total  Oil  and  Gas  Properties                  1,379,647
1,819,792

Other  Property  and  Equipment
-------------------------------
     Land                       12,281                            12,281
     Building,  net  of  accumulated  depreciation
       $12,879  and  $11,751  at  December  31,
       2003  and  2002,  respectively                       37,516
38,644
     Transmission  tower                       45,000
45,000
     Office  equipment,  vehicle,  and  leasehold  improvements  net  of accumulated  depreciation  of  $170,625  and  $159,731  at
       December  31,  2003  and  2002, respectively                       47,889
58,784

     Total  Other  Property  and  Equipment                     142,686
154,709

Property  and  Equipment  (Net)      $          1,522,333           $
1,974,501


NOTE  3  -  NOTES  PAYABLE
            --------------

                          December 31,          December 31,
                                  2003          2002

Note  payable  to  Union  Bank  dated  July  29,2002;
secured  by  a  vehicle;  interest  at  8.3%;  payable
in  60  monthly  installments  of  $602.      $               22,437           $
27,638

Note  payable  to  Imperial  Premium  Finance,  Inc.,
dated  June  9,  1997;  secured  by  contractual  policy;
interest  at  12.00%;  payable  in  monthly  installments
of  $680  including  interest.                                 -
4,574

Note  payable  to  Union  Bank,  dated  January
15,  2000;  secured  by  a  vehicle;  interest  at  8.5%;
payable  in  60  monthly  installments  of  $380.                         4,353
8,371

                       26,790                            40,583
Less  current  portion                         9,985
13,792

Long-term  portion  of  notes  payable      $               16,805           $
26,791

            --------------

Maturities of long-term debt for the years subsequent to December 31, 2003 are as follows:

                                   Year Ended
                                  December 31,

2004           $                 9,985
2005                              6,100
2006                              6,606
Thereafter                              4,099

           $               26,790


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

The purpose of the Company's stock option plans is to further the interest of the Company by enabling officers, directors, employees, consultants and advisors of the Company to acquire an interest in the Company by ownership of its stock through the exercise of stock options and stock appreciation rights granted under its various stock option plans.

The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 allows entities to continue to measure compensation cost for stock-based awards using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees," and to provide pro forma net income and pro forma earnings per share disclosures as if the fair value based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123. For stock options granted, the option price was not less than the market value of shares on the grant date, therefore, no compensation cost has been recognized.

The fair value of each option grant is estimated on the date of grant the Black-Scholes American option-pricing model with the following weighted-average assumptions used for grant in 2003, 2002 and 2001, respectively. Expected life of 4, 5, and 6 years for 2003, 2002 and 2001, respectively, no expected dividends, expected volatility of 88 percent for 2003, 98.04 percent for 2002, and 122 percent for 2001 and risk-free interest rates of 3.00, 3.86, and 4.85 percent, respectively.

NOTE  4  -  RELATED  PARTY  TRANSACTIONS  (Continued)
            ----------------------------

Employee  Stock  Options  (Continued)
------------------------

A summary of the status of the Company's fixed stock option plan as of December 31, 2003 and 2002, and changes during the years ending on those dates is presented below:

                           2003          2002          2001
                              Weighted-                    Weighted-
                              ---------
                                    Weighted-
                 Average                    Average                    Average
                Exercise                    Exercise                    Exercise
          Shares          Price          Shares          Price          Shares
                                      Price
Fixed  Options
--------------

Outstanding  at  beginning  of  year        2,960,500           $       1.25
3,229,000           $       1.26             2,644,000           $       1.20
Granted           100,000           $       1.33                           -
 $           -                700,000           $       1.35
Exercised           (41,900)           $       0.50                (20,500)
$       0.50              (115,000)           $       1.50
Cancelled                      -           $           -              (248,000)
$       1.36                           -

Outstanding  at  end  of  year        3,018,600           $       1.27
2,960,500           $       1.25             3,229,000           $       1.26

Options exercisable at year-end        3,018,600                       2,960,500
3,229,000

Weighted-average  fair  value  of
  options  granted  during  the  year      $         0.96                     $
-                     $         1.22

 The following table summarizes information about fixed stock options outstanding at December 31, 2003:

                                       Options Outstanding and Exercisable
                                          Weighted-Average
              Number Outstanding          Remaining          Weighted-Average
   Range of Exercise Prices          at December 31, 2003            Contractual
                        Life              Exercise Price

$.50  -  $2.43                                3,018,600
4.72           $                        1.27

 A summary of option transactions during the years ended December 31, 2003, 2002, and 2001 is presented below:

                           Number          Weighted-Average
                          of Shares          Exercise Price

Outstanding  at  December  31,  2000                2,644,000           $
1.20

Issued                   700,000                                     1.35
Exercised                 (115,000)                                     0.50

Outstanding  at  December  31,  2001                3,229,000
1.26

Issued                              -                                        -
Exercised                   (20,500)                                     0.50
Cancelled                 (248,000)                                     1.36

Outstanding  at  December  31,  2002                2,960,500
1.25

Issued                   100,000                                     1.33
Exercised                   (41,900)                                     0.50
Cancelled                              -
-

Outstanding  at  December  31,  2003                3,018,600

Exercisable  at  December  31,  2003                3,018,600

Available  for  Issuance  at  December  31,  2003                   610,400

------
NOTE  4  -  RELATED  PARTY  TRANSACTIONS  (Continued)
            ----------------------------


                                  PARTNERSHIPS
                                  ------------

Tri-Valley is a general partner and operator of the Tri-Valley Oil & Gas Exploration Programs 1971-1, Martins-Severin, and Opus I Partnerships. The Company accounts for these partnerships on the equity method. Oil and gas income follows:

               December 31,          December 31,          December 31,
                           2003          2002          2001

Partnership  income,  net  of  expenses      $               30,000           $
18,299           $              51,542


NOTE  5  -  EARNINGS  PER  SHARE
            --------------------

Full year basic earnings (loss) per share for the Company were $.06, $.04, and $(.01) in 2003, 2002 and 2001, respectively, and were based on the weighted average shares outstanding of 19,801,785 in 2003, 19,702,054 in 2002, and 19,495,693 in 2001. Diluted earnings (loss) per share for the Company were $.05, $.03, and $(.01) in 2003, 2002 and 2001, respectively. The diluted earning per share amounts are based on weighted average shares outstanding plus common stock equivalents. Common stock equivalents include stock options and awards, and common stock warrants, and totaled 3,018,600 in 2003, 2,698,500 in 2002, and 0 in 2001. Common stock equivalents excluded from the calculation of diluted earnings per share because the effect was antidilutive were 0, 960,000, and 3,729,000 in 2003, 2002 and 2001, respectively.


NOTE  6  -  INCOME  TAXES
            -------------

At December 31, 2003, the Company had available net operating loss carry forwards for financial statements and federal income tax purposes of approximately $56,000. These loss carryforwards expire between 2004 and 2014.

The  components  of  the  net  deferred  tax  assets  were  as  follows:

               December 31,          December 31,          December 31,
                           2003          2002          2001

Deferred  Tax  Assets:
  Net  operating  loss  carryforwards      $               21,758           $
45,667           $             606,550
  Statutory  depletion  carryforwards                     339,007
297,217                          291,276

Total  Deferred  Tax  Assets                     360,765
342,884                          897,826
Valuation Allowance                   (360,765)                        (342,884)
(897,826)

Net  Deferred  Tax  Assets      $                         -           $
-           $                         -


A full valuation allowance has been established for the deferred tax assets generated by net operating loss and statutory depletion carryforwards due to the uncertainty of future utilization.

            -------------

The  reconciliation  of  federal  taxable  income  follows:

               December 31,          December 31,          December 31,
                           2003          2002          2001

Income  (loss)  before  tax      $      1,217,782           $        845,130
$       (117,975)

Computed  "expected"  tax  (benefit)      $        414,046           $
304,344           $         (40,112)

State  tax  liability                  58,000                       76,000
-

Utilization  (non-utilization)  of  operating  loss  carryover
(414,046)                    (304,344)                       40,112

Total  income  tax  provision      $          58,000           $          76,000
$                    -


NOTE  7  -  MAJOR  CUSTOMERS
            ----------------

Oil  and  Gas
-------------

The  Company  received  all of 10% of its oil and gas revenue from one customer.

Substantially all oil and gas sales have occurred in the northern California gas market.

The  Company  received  more  than  10% of its prospect sales from the following

                                   Opus I          Other
Period  Ended:
  December  31,  2001           $           1,597,771           $
-

  December  31,  2002           $              752,971           $
-

  December  31,  2003           $           5,440,780           $
-



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

NOTE  8  -  FINANCIAL  INFORMATION  RELATING  TO  INDUSTRY  SEGMENTS (Continued)
            --------------------------------------------------------

The Company's operations are classified into two principal industry segments. Following is a summary of segmented information for 2003, 2002, and 2001:

                 Oil and Gas          Precious          Drilling and
            Production          Metals          Development          Total
Year  Ended  December  31,  2003

Revenues  from  External  Customers      $       932,268           $
-           $    6,585,780           $    6,373,048

Interest  Revenue      $         34,479           $                   -
$                   -           $         34,479

Interest  Expense      $           2,572           $                   -
$                   -           $           2,572

Expenditures  for  Segment  Assets      $                   -           $
-           $                   -           $                   -

Depreciation,  Depletion,  and  Amortization      $         29,222           $
-           $                   -           $         29,222

Total  Assets      $    8,320,992           $                   -           $
-           $     8,320,992

Net  Income  (Loss)      $      (624,280)           $      (366,039)           $
2,150,101           $     1,159,782


Year  Ended  December  31,  2002

Revenues  from  External  Customers      $       771,621           $
-           $    5,421,782           $    6,193,403

Interest  Revenue      $         19,534           $                   -
$                   -           $         19,534

Interest  Expense      $           1,838           $                   -
$                   -           $           1,838

Expenditures  for  Segment  Assets      $       155,132           $
-           $                   -           $       155,132

Depreciation,  Depletion,  and  Amortization      $         34,384           $
-           $                   -           $         34,384

Total  Assets      $    4,634,874           $                   -           $
-           $    4,634,874

Net  Income  (Loss)      $      (835,452)           $      (169,111)           $
1,773,693           $       769,130


Year  Ended  December  31,  2001

Revenues  from  External  Customers      $    1,656,265           $
-           $                   -           $    1,656,265

Interest  Revenue      $         23,597           $                   -
$                   -           $         23,597

Interest  Expense      $           4,761           $                   -
$                   -           $           4,761

Expenditures  for  Segment  Assets      $       702,613           $
-           $                   -           $       702,613

Depreciation,  Depletion,  and  Amortization      $         60,962           $
-           $                   -           $         60,962

Total  Assets      $    3,381,757           $                   -           $
-           $    3,381,757

Net  Income  (Loss)      $       396,063           $      (223,643)           $
(290,395)           $      (117,975)

NOTE  9  -  COMMON  STOCK
            -------------

During 2003 we issued the following shares of common stock. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

- One officer, one former employee, and one private individual exercised options to purchase 41,900 common shares at $.50 each.

-     One  private individual purchased 3,000 common stock shares at $1.35 each.

- We issued 15,000 shares to the Company's officers. The closing market price of our common stock on the date we awarded these shares was $1.36.

- We issued 50,000 shares to the Company's outside directors. The closing market price of our common stock on the date we awarded these shares was $1.33

- We issued 6,000 shares to a consultant for service. The closing market price of our common stock on the date we awarded these shares was $3.20.

-     We  issued  255,387  common shares to Swartz Private Equity, LLC (see Note
10).


NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES
             -------------------------------

Litigation
----------

The Company is a defendant in an action filed by Armstrong Petroleum alleging the Company failed to make correct royalty payments to Armstrong for several years. In 2002, Armstrong was awarded a judgment against the Company for $141,500. The Company believes the judgment was based on incorrect facts and has filed an appeal. The Company was required to post a cash bond of $267,400 with the appeal. The bond amount is included in Deposits at December 31, 2003. On March 24, 2004, the appellate court affirmed the decision of the trial court. We are considering whether to appeal the appellate court judgment to the California Supreme Court. Tri-Valley Corporation created a cash reserve for this judgment in 2002 when this verdict was awarded. Included in accounts payable at December 31, 2003 certain estimated expenses have been accrued in connection with the appeal.

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

------
NOTE  10  -  COMMITMENTS  AND  CONTINGENCIES  (Continued)
             -------------------------------

Natural  Gas  Contracts
-----------------------

The Company sells its gas under three separate gas contracts. Each of the contracts is effective for a twelve month period and are renegotiated annually. During 2001, 2002, and 2003, the Company sold all of its produced gas under these agreements. The terms of the agreements are identical among the contracts. During 2003, the terms of the agreements were as follows: 100% of the produced gas was sold at the monthly spot price. During 2002, the terms of the agreements were as follows: 100% percent of the produced gas was sold at the monthly spot price, which is the PG&E Citygate price. During 2001, the terms of the agreements were as follows: 100% percent of the produced gas was sold at the monthly spot price, which is the PG&E Citygate price.

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

The balance of the joint venture advance represents the sum of amounts contributed for drilling prospects, net of expenditures for the projects. Residual project balances are held until the Company makes a final determination concerning any remedial obligations of the joint venturers. The balance at December 31, 2003 consists primarily of the following projects:

Opus
----

In May of 2001 the Company began raising funds for a one hundred million dollars exploration drilling program named OPUS-I. The program calls for the drilling of 26 prospects, 23 in California and 3 in Nevada. As of December 31, 2003 the program has drilled seven wells in which two were dry holes, the remaining wells are currently being tested or evaluated for further work. The drilling portion of these prospects is turnkeyed, meaning the drilling portion is done for a fixed cost and the completion portion is done at the actual cost. The Opus Drilling Program joint venture status at December 31, 2003 is as follows:

Total  Opus  Contributions                $        19,767,438
Total  Opus  Expenditures                $        15,911,488
                                        ====================



Ekho
----

The Ekho project was originally a three-well project, which commenced February 7, 2000 with the first well. The first well has been drilled to its target depth of just over 19,000 feet. The original majority joint interest partners were unable to fulfill their obligations to continue to fund well completion activities. The Company is currently seeking substitute partners to raise funds to fracture and complete the well. Ekho joint venture project status at December 31, 2003, which is included in the joint venture advance, is as follows (the vast majority of expenditures were made in 2000):
Total  Ekho  joint  venture  contributions                $        10,604,300
Total  Ekho  joint  venture  expenditures                $        10,878,236
                                                        ====================
Interest  credited  to  the  joint  account                $             246,749
                                                          ======================

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

Common  Stock  Warrants
-----------------------

On April 20, 2001, the Company issued 500,000 common stock warrants to Swartz Private Equity, LLC. The warrants are exercisable at $2.42 per warrant and expire on April 20, 2006. During September and October of 2003 Swartz Private Equity, LLC chose to exercise these Warrants through a cashless transaction. The company issued 255,387 shares under the Warrant agreement. The resulting costs in the amount of $1,311,710 were recognized as stock issuance costs, and offset against additional paid in capital, in accordance with Financial Accounting Standards Board Statement on Financial Accounting Standard No. 123 (as amended).

NOTE  11  -  SUBSEQUENT  EVENT
             -----------------

On November 7, 2002 a judgment of $141,500 was awarded to Armstrong Petroleum against Tri-Valley Corporation, as a result of a breach of contract lawsuit regarding royalties, filed by Armstrong. On March 24, 2004, the appellate court affirmed the decision of the trial court. The Company is considering an appeal. The Company has restricted deposit dedicated to payment of this award plus legal fees, in the event the lawsuit is not overturned. See Note 10.

                                     ------
                             TRI-VALLEY CORPORATION
              SUPPLEMENTAL INFORMATION ABOUT OIL AND GAS PRODUCING
                             ACTIVITIES (UNAUDITED)


The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by the Company located solely in the United States.

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent engineering consultants for the years ended December 31, 2003, 2002, and 2001. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:

               December 31,          December 31,          December 31,
                           2003          2002          2001

Aggregate  capitalized  costs:
  Proved  properties      $          752,705           $          752,705
$          752,705
  Unproved  properties               1,231,165                    1,654,117
1,692,703
  Accumulated  depletion, depreciation and amortization                (604,223)
(587,030)                     (562,310)

Net  capitalized  assets      $       1,379,647           $       1,819,792
$       1,833,098

 The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:

               December 31,          December 31,          December 31,
                           2003          2002          2001

Acquisition  of  producing  properties  and  productive  and
  non-productive  acreage      $                     -           $
-           $                    -

Exploration  costs  and  development  activities      $                  -
$        45,143           $                  -

------
Results  of  operations  from  oil  and  gas  producing  activities
-------------------------------------------------------------------

The  results of operations from oil and gas producing activities are as follows:

               December 31,          December 31,          December 31,
                           2003          2002          2001
          `     `     `     `
                -           -
Sales  to  unaffiliated  parties      $           932,268           $
771,621           $        1,656,265
Production  costs                 (183,362)                      (224,320)
(332,160)
Depletion,  depreciation  and  amortization                   (26,551)
(24,719)                        (38,388)

                   722,355                        522,582
1,285,717
Income  tax  expense                 (264,968)                      (187,057)
(461,867)

Results  of  operations  from  activities  before
  extraordinary  items  (excluding
  corporate  overhead  and  interest costs)      $           457,387           $
335,525           $           823,850

 Changes  in  estimated  reserve  quantities
--------------------------------------------

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2003, 2002, and 2001, and changes in such quantities during each of the years then ended, were as follows:

       December 31, 2003          December 31, 2002          December 31, 2001
         Oil          Gas          Oil          Gas          Oil          Gas
         ---          ---          ---
           (BBL)          (MCF)          (BBL)          (MCF)          (BBL)
                                      (MCF)

Proved  developed  and  undeveloped  reserves:
  Beginning  of  year           150             1,492,245                164
1,684,757                299             1,842,672
  Revisions  of  previous  estimates  extensions,
    discoveries  and  other  additions             25                (47,026)
15                  40,066              (121)                  72,477
  Net  reserve  additions               -                  36,982
-                           -                    -                           -
  Production            (25)              (162,314)                (29)
(232,578)                (14)              (230,392)

End  of  year           150             1,319,887                150
1,492,245                164             1,684,757

Proved  developed  reserves:
  Beginning  of  year           150             1,492,245                164
1,684,757                299             1,842,672

  End  of  year           150             1,319,887                150
1,492,245                164             1,684,757

 Standardized measure of discounted future net cash flows relating to proved oil
--------------------------------------------------------------------------------
and  gas  reserves
------------------

A standardized measure of discounted future net cash flows is presented below for the year ended December 31, 2003, 2002, and 2001.

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

               December 31,          December 31,          December 31,
                           2003          2002          2001
Future  cash in flows      $     5,973,197           $     5,791,416           $
                          ----------------          ----------------          --
4,231,473
---------
Future  production  and  development  costs            (1,376,902)
(1,297,906)                 (1,293,017)
Future  income  tax  expenses            (1,134,811)                 (1,202,626)
(430,547)
Future  net  cash  flows             3,461,484                  3,290,884
                             -----------------          -----------------
2,507,909
---------
10%  annual  discount  for  estimated timing of cash flows             1,190,852
1,066,614                  1,502,899
Standardized  measure  of  discounted  future net cash flow      $     2,270,632
                                                                ----------------
 $     2,224,270           $     1,005,010
----------------          ----------------

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

               December 31,          December 31,          December 31,
                           2003          2002          2001

Standardized  measure  -  beginning  of  period      $     2,224,270           $
1,005,010           $     8,483,726

Sales  of  oil and gas produced, net of production costs               (748,906)
(547,301)                      (60,294)
Revisions  of  estimates  of  reserves  provided  in  prior  years:
  Net  changes  in  prices                969,281                  2,432,433
(1,336,765)
  Revisions  of  previous  quantity  estimates               (171,355)
166,536                    (295,610)
  Extensions  and  discoveries                102,382
-                     495,354
  Purchases  of  minerals  in  place                            -
-                                 -
Accretion  of  discount                263,451                     274,545
117,937
Changes  in  production  rates  (timing)  and  other               (436,306)
(334,874)                  1,122,078
Net  change in income taxes                  67,815                    (772,079)
(7,521,416)

Net  increase  (decrease)                  46,362                  1,219,260
(7,478,716)

Standardized  measure  -  end  of  period      $     2,270,632           $
2,224,270           $     1,005,010

Quarterly  Financial  Data  (Unaudited)
---------------------------------------

                                         2003

                 First          Second          Third          Fourth
              Quarter          Quarter          Quarter          Quarter

Operating  Revenues      $       176,780           $    1,190,371           $
3,137,062           $    3,105,032

Net  Income  (Loss)      $      (421,407)           $      (152,183)           $
1,242,570           $       490,802

Net  Income  (Loss)  per  Common  Share      $            (0.02)           $
(0.01)           $             0.06           $             0.03


                                         2002

                 First          Second          Third          Fourth
              Quarter          Quarter          Quarter          Quarter

Operating  Revenues      $       182,734           $       857,241           $
3,923,875           $    1,321,058

Net  Income  (Loss)      $      (264,117)           $      (360,283)           $
1,071,553           $       321,977

Net  Income  (Loss)  per  Common  Share      $            (0.01)           $
(0.02)           $             0.05           $             0.02




                                         2001

                 First          Second          Third          Fourth
              Quarter          Quarter          Quarter          Quarter

Operating  Revenues      $       749,810           $       614,146           $
298,560           $      467,671

Net  Income  (Loss)      $       252,254           $        64,206           $
(172,172)           $      (262,263)

Net  Income  (Loss)  per  Common  Share      $             0.01           $
-           $            (0.01)           $              -









ITEM  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING AND
--------------------------------------------------------------------------------
FINANCIAL  DISCLOSURE
---------------------

None.

ITEM  9A.  CONTROLS  AND  PROCEDURES
------------------------------------

Evaluation  of  Disclosure  Controls
  We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of the end of the 2003 fiscal year. This evaluation ("Controls Evaluation") was done with the participation of our president and chief executive officer("CEO") and chief financial officer ("CFO").

  Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations  on  the  Effectiveness  of  Controls
  Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal controls over financial reporting ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Tri-Valley Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions
  Based upon the Controls Evaluation, our CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in providing reasonable assurance that material information relating to Tri-Valley Corporation is made known to management on a timely basis during the period when our periodic reports are being prepared.
  There were no changes in our Internal Controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our Internal Controls.












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

                    Year  First
                    Became  Director  or          Position  With
Name  of  Director          Age          Executive  Officer          Company

F.  Lynn  Blystone          68          1974          President,  CEO, Director,
TVC
                              CEO  and  Director,  TVOG
                              President,  CEO,  Director,  TVPC

Dennis  P.  Lockhart(1)          57          1982          Director

Milton  J.  Carlson(1)          73          1985          Director

Harold  J.  Noyes          55          2002          Director

Loren  J.  Miller(1)          59          1992          Director

C.  Chase  Hoffman          81          2000          Director

Thomas  J.  Cunningham          61          1997          Treasurer,  Chief
Financial  Officer  and
                              Secretary,  TVC,  TVOG,  and  TVPC

Joseph  R.  Kandle          61          1999          President,  TVOG

 (1)-  Member  of  Audit  Committee

F.  LYNN  BLYSTONE  - 68     President and Chief Executive Officer of Tri-Valley
------------------------
Corporation  and  Tri-Valley  Power Corporation, and CEO of Tri-Valley Oil & Gas
--
Company,  which  are  two  wholly  owned subsidiaries of Tri-Valley Corporation,
--
                                                Bakersfield, California     1974
                                                --

Mr. Blystone became president of Tri-Valley Corporation in October, 1981, and was nominally vice president from July to October, 1981. His background includes institution management, venture capital and various management functions for a mainline pipeline contractor including the Trans Alaska Pipeline Project. He has founded, run and sold companies in several fields including Learjet charter, commercial construction, municipal finance and land development. He is also president of a family corporation, Bandera Land Company, Inc., with real estate interests in Kern, Riverside and Orange Counties California. A graduate of Whittler College, California, he did graduate work at George Williams College, Illinois in organization management. He gives full time to Tri-Valley.

                                   DENNIS P. LOCKHART - 57     Director     1982
                                   -----------------------

Mr. Lockhart is a professor at Georgetown University. He was previously Managing Partner of Zephyr Management L.P., an international private equity investment fund sponsor/manager headquartered in New York. He remains a partner in this firm. He is also (non-executive) Chairman of the Small Enterprise Assistance Funds (SEAF),a not-for-profit operator of emerging markets venture capital funds focused on the small and mid-sized company sector. He is a director of CapitalSource Inc. (NYSE) and SMELoan Asia/Maveo Systems (private, Hong Kong based). In 2002 and 2003 he was an Adjunct Professor at the Johns Hopkins University School of Advanced International Studies. From 1988 to 2001, he was President of Heller International Group Inc., a non-bank corporate and commercial finance company operating in 20 countries, and a director of the group's parent, Heller Financial Inc. From 1971 to 1988 he held a variety of international and domestic positions at Citibank/Citicorp (now Citigroup) including assignments in Lebanon, Saudi Arabia, Greece, Iran and the bank's
Latin American group in New York. In 1999, he was Chairman of the Advisory Committee of the U.S. Export Import Bank. He is a graduate of Stanford University and The John Hopkins University School of Advanced International Studies. He also attended the Senior Executive Program at the Sloan School of Management, Massachusetts Institute of Technology.

                                    MILTON J. CARLSON - 73     Director     1985
                                    ----------------------

Since 1989, Mr. Carlson has been a principal in Earthsong Corporation, which, in part, consults on environmental matters and performs environmental audits for government agencies and public and private concerns. Mr. Carlson attended the University of Colorado at Boulder and the University of Denver.

                                 LOREN J. MILLER, CPA - 59     Director     1992
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

                                      HAROLD J. NOYES - 55     Director     2002
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

                                     C. CHASE HOFFMAN - 81     Director     2000
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

THOMAS  J.  CUNNINGHAM - 61     Secretary, Treasurer and Chief Financial Officer
---------------------------
of  Tri-Valley  Corporation, and its wholly owned subsidiaries, Tri-Valley Oil &
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

JOSEPH R. KANDLE - 61     President and Chief Operating Officer Tri-Valley Oil &
---------------------
Gas  Company,  wholly  owned  subsidiary  of Tri-Valley Corporation Bakersfield,
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

AUDIT  COMMITTEE

The outside independent directors that serve on the audit committee are Loren J. Miller, Dennis P. Lockhart and Milton J. Carlson. The board of directors has determined that Loren J. Miller is considered to be the audit committee financial expert. Please see his biography above.

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


ITEM  11.  EXECUTIVE  COMPENSATION
----------------------------------

The following table summarizes the compensation of the chairman of the board and the president of the Company and its subsidiaries, F. Lynn Blystone (the "Named Officer"), for the fiscal year ended December 31, 2003, 2002, and 2001.

The Board of Directors (excluding Mr. Blystone) served as the compensation committee for fiscal year 2003.

                                                        Long Term
                                                      Compensation
                                 Annual Compensation          Awards
            (a)          (b)          ( c )          (d)          (e)
                                      -----          ---
                                           Other          Securities
        Name          Period Covered          Salary          Compensation
                               Underlying Options

                F. Lynn          FYE 12/31/03          $ 99,000          $50,000
  Blystone,  CEO          FYE  12/31/02          $  99,000
$50,000
          FYE  12/31/01                  $  99,000          $16,250
300,000


Employment  Agreement  with  Our  President
-------------------------------------------

We have an employment agreement with F. Lynn Blystone, our President and Chief Executive Officer, which ended in August 2002, and was automatically renewable for three one-year periods after 2002, unless we terminated the agreement by giving him 90 days written notice. The base salary amount is $99,000 per year plus 5,000 shares of our common stock at the end of each year of service. Mr. Blystone is also entitled to a bonus (not to exceed $25,000) equal to 10% of net operating cash flow before taxes, including interest income and excluding debt service. Mr. Blystone is also entitled to a bonus of 4% of the company's annual net after-tax income. The total of the bonuses from cash flow and net income may not exceed $50,000 per year.

The employment agreement also provides a severance payment to Mr. Blystone if he is terminated within 12 months after a sale of control of Tri-Valley. The severance payment equals $150,000. In addition, Mr. Blystone is entitled to a bonus equal to to 10% of net operating cash flow before taxes, including interest income and excluding debt service, plus 4% of the company's annual net after-tax income, up to a maximum of $50,000 (with the maximum amount pro-rated over the period for which the payment is made). For purposes of the severance provision, a sale of control is deemed to be the sale of ownership of 30% of the outstanding stock of Tri-Valley or the acquisition by one person of enough stock to appoint a majority of the board of directors of the company.

We  carry  key  man  life  insurance  of  $500,000  on  Mr.  Blystone's  life.

Aggregated  2003  Option  Exercises  and  Year-End  Values

The following table summarizes the number and value of all unexercised stock options held by the Named Officer and the Directors at the end of 2003.

                      ( A )     (B)     (C)     (D)     (E)
                       Number of Securities     Value of Unexercised In-
                       Underlying Unexercised     The-Money Options/SARs
                         Options/SARs at FY-End (#)     at FY-End ($)*
                                   Shares Acquired
   Name     On Exercise (#)     Value Realized ($)     Exercisable/Unexercisable
   ----                                                -------------------------
                            Exercisable/Unexercisable
                            -------------------------

     F. Lynn Blystone     11,900     $41,970     874,600/0     $2,765,440/0

     *Based on a fair market value of $4.40 per share, which was the closing price of the Company's Common Stock on the American Stock Exchange on December 31, 2003.

No  additional  stock  options  were  granted  to  Mr.  Blystone  in  2003.

Compensation  of  Directors
---------------------------

The Company compensates non-employee directors for their service on the board of directors.

The following table sets forth information regarding the cash compensation paid to outside directors in 2003.

                               (A)     (B)     (C)
                       NAME     FEES     RESTRICTED SHARES
                       ----     ----     -----------------

                      Harry J. Noyes     $2,400     10,000

                      Milton Carlson     $2,400     10,000

                    Dennis P. Lockhart     $2,400     10,000

                      Loren J. Miller     $2,400     10,000

                     C. Chase Hoffman     $2,400     10,000

Performance  Graph
------------------

The following stock price performance graph is included in accordance with the SEC's executive compensation disclosure rules and is intended to allow stockholders to review our executive compensation policies in light of corresponding stockholder returns, expressed in terms of the appreciation of our common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of Royale Energy, Inc., Parallel Petroleum Corporation and Equity Oil Company from December 31, 1999 through December 31, 2003.

Total returns assume $100 invested on December 31, 1999 in shares of Tri-Valley Corporation, Royale Energy Inc., Parallel Petroleum Corporation, and Equity Oil Company, assuming reinvestment of dividends for each measurement period.

Total  Return  Analysis
          12/31/1999     12/31/2000     12/31/2001     12/31/2002     12/31/2003
Tri-Valley  Corp      $          100.00      $           108.00      $
106.67      $            93.33      $          293.33
Royale  Energy,  Inc.      $          100.00      $           289.20      $
292.61      $          267.05      $          697.16
Parallel  Petroleum  Corp.      $          100.00      $           255.44      $
188.17      $          162.13      $          257.40
Equity  Oil  Co.      $          100.00      $           312.50      $
160.71      $          178.57      $          350.89



ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT
--------------------------------------------------------------------------------

As of December 31, 2003, there were 20,097,627 shares of the Company's common stock outstanding. The following persons were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock:

                               Number of          Percent of
                 Name and Address          Shares          Total

F.  Lynn  Blystone
P.O.  Box  1105
            Bakersfield, CA 93302          1,329,864(1)          6.3%


Includes 874,600 shares of stock Mr. Blystone has the right to acquire upon the exercise of options, and 30,200 shares held in the name of Bandera Land Company, Inc., a family corporation of which Mr. Blystone is the president.

The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 2003 by each director, by each of the executive officers named in Item 11, and by the executive officer named in Item 10 and directors as a group:

                               Number of          Percent of
                 Directors          Shares(1)          Total(2)

              F. Lynn Blystone          1,329,864(3)          6.3%

              Dennis P. Lockhart          342,091(3)          1.7%

               Milton J. Carlson          349,000(3)          1.7%

                Loren J. Miller          315,300(3)          1.5%

                Harold J. Noyes          110,000(3)          0.5%

               C. Chase Hoffman          257,500(3)          1.2%

Total  group  (all  directors  and
------------
       Executive officers - 6 persons)          2,703,755(3)          12.2%


(1) Includes shares which the listed shareholder has the right to acquire from options as follows: Dennis P. Lockhart 270,000; Milton J. Carlson 268,000; Loren J. Miller 270,000, Harold J. Noyes 100,000, C. Chase Hoffman 200,000; F. Lynn Blystone 874,600.

(2) Based on total outstanding shares of 20,097,627 as of December 31, 2003. The persons named herein have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

(3) Includes 30,200 shares held in the name of Bandera Land Company, Inc., a family corporation of which Mr. Blystone is the president.


ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
-------------------------------------------------------------

None.

ITEM  14.  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES
-----------------------------------------------------


            YEAR     AUDIT SERVICES     TAX SERVICES     SEC SERVICES
                2003     $45,509.82     $16,784.18     $ 6,286.00
                2002     $35,276.47     $15,149.31     $19,592.88

ITEM  15.  EXHIBITS,  LISTS,  AND  REPORTS  ON  FORM  8-K
---------------------------------------------------------

(a)     Exhibits.

                                     Exhibit
Number          Description  of  Exhibit

3.1 Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.2 of the Company's Form 10-KSB for the year ended December 31, 1999.
3.2          Amended  and  Restated Bylaws, incorporated by reference to Exhibit
3.3  of  the  Company's  Form  10-KSB  for  the  year  ended  December 31, 1999.
10.1 Employment Agreement with F. Lynn Blystone, incorporated by reference to Exhibit 10.1 of the Company's form 10-KSB/A, Amendment No. 3 to
Form  10-KSB  for  the  year  ended  December 31, 2000, filed December 14, 2001.
14.1          Code  of  Business  Conduct  &  Ethics
21.1          Subsidiaries  of  the  Registrant,  incorporated  by  reference to
Exhibit 21.1 of the Company's form 10-KSB/A, Amendment No. 3 to Form 10-KSB for the year ended December 31, 2000, filed December 14, 2001.
31.1          Certifications  Pursuant  to  18  U.S.C.  1350.


(b)     Reports  on  Form  8-K
     None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     March  24,  2004          By:_/s/  F.  Lynn  Blystone____________________
                                F.  Lynn  Blystone
                                President,  Chief  Executive  Officer  and
                                Director


     March  24,  2004          By:__/s/  Thomas  J.  Cunningham________________
                                Thomas  J.  Cunningham
                                Secretary,  Treasurer,  Chief  Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:


     March  24,  2004          By:__/s/  Milton  J.  Carlson___________________
                                Milton  J.  Carlson,  Director



     March  24,  2004          By:__/s/  C.  Chase  Hoffman___________________
                                C.  Chase  Hoffman,  Director



     March  24,  2004          By:__/s/  Dennis  P.  Lockhart__________________
                                Dennis  P.  Lockhart,  Director



     March  24,  2004          By:__/s/  Loren  J.  Miller____________________
                                Loren  J.  Miller,  Director



     March  24,  2004          By:__/s/  Harold  J.  Noyes___________________
                                Harold  J.  Noyes,  Director










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

Date:  March  24,  2004
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


Date:  March  24,  2004               _________________________________________
                         Thomas  J.  Cunningham,  Chief  Financial  Officer










                                  EXHIBIT 99.1

                   CERTIFICATIONS PURSUANT TO 18 U.S.C.   1350

The undersigned officer certifies that this Annual Report on Form 10-K complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.


Date:          March  24,  2004
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


Date:          March  24,  2004
          TRI-VALLEY  CORPORATION


By:          Thomas  J.  Cunningham
             ----------------------
          Thomas  J.  Cunningham,  Chief  Financial  Officer




















                             TRI-VALLEY CORPORATION

                        CODE OF BUSINESS CONDUCT & ETHICS


GENERAL  PHILOSOPHY
-------------------

Tri-Valley Corporation and its subsidiaries ("Tri-Valley") and each of its directors, officers and employees must conduct their affairs with uncompromising honesty and integrity. Business ethics are no different than personal ethics. The same high standard applies to both. As an employee of Tri-Valley or any of its subsidiaries, you are required to adhere to the highest standard. The ethical standards set forth in this code reflect who we are and are the standards by which we choose to be judged.

Our employees are expected to be honest and ethical in dealing with each other, with clients, vendors, and all other third parties. Doing the right thing means doing it right every time.

You must also respect the rights of your fellow co-workers and third parties. Your actions must be free from discrimination, libel, slander or harassment. Each person must be accorded equal opportunity regardless of age, race, sex, color, creed, religion, national origin, marital status, veteran's status, handicap or disability.

Misconduct cannot be excused because it was directed or requested by another. In this regard, you are expected to alert management whenever an illegal, dishonest or unethical act is discovered or suspected. You will never be penalized for reporting your discoveries or suspicions. There will be no reprisals for the good faith reporting of a perceived violation. Reports of a violation will be investigated promptly and the matter will be treated, to the extent possible, as confidential. In addition to (or instead of) reporting the matter to Tri-Valley's management, employees may report violations by senior management (and must report violations involving financial accounting and reporting) to the chairperson of our audit committee, who is an independent director and who does not report to our president or other senior management of Tri-Valley.

The following statements concern frequently raised ethical concerns. Violations of this code are serious matters that may result in disciplinary actions, up to and including termination. In addition, violations of the law may result in fines, penalties or other legal remedies imposed by regulatory and law enforcement authorities.

Conflicts  of  Interest
-----------------------

You must avoid any personal activity, investment or association which could appear to interfere with good judgment concerning Tri-Valley's best interests. You may not exploit your position or relationship with Tri-Valley for personal gain. You should avoid even the appearance of such a conflict. For example, there is a likely conflict of interest if you:


- cause Tri-Valley to engage in business transactions with relatives or friends;
- use nonpublic Tri-Valley, client or vendor information for personal gain by you, relatives or friends (including securities transactions based on such information);
- have more than a modest financial interest in Tri-Valley's vendors, clients or competitors;
- receive a loan or guarantee of obligations from Tri-Valley or a third party as a result of your position at Tri-Valley;
- work simultaneously for Tri-Valley and a competitor, customer or supplier; or
- compete, or prepare to compete, with Tri-Valley while still employed by Tri-Valley.

A conflict of interest exists when a person's private interest interferes in any way with the interests of Tri-Valley. If you have concerns about any situation, management (with the help of our legal counsel) can assist you.

Gifts,  Bribes  and  Kickbacks
------------------------------

Other than for modest gifts given or received in the normal course of business (including travel or entertainment), neither you nor your relatives may give gifts to, or receive gifts from, Tri-Valley's clients or vendors. Other gifts may be given or accepted only with prior approval of your senior management and in no event should you put Tri-Valley or yourself in a position that would be embarrassing if the gift was made public.

Dealing with government employees is often different than dealing with private persons. Many governmental bodies strictly prohibit the receipt of any gratuities by their employees, including meals and entertainment. You must be aware of and strictly follow these prohibitions.

Any employee who pays or receives bribes or kickbacks will be immediately terminated and reported, as warranted, to the appropriate authorities. A kickback or bribe includes any item intended to improperly obtain favorable treatment.

                                      LOANS

You  may  not  request  or  accept  a  loan  from  Tri-Valley.

                  Improper Use or Theft of Tri-Valley Property
                  --------------------------------------------

Every employee must safeguard Tri-Valley property from loss or theft, and may not take such property for personal use. Tri-Valley property includes confidential information, software, computers, office equipment and supplies. You must appropriately secure all Tri-Valley property within your control to prevent its unauthorized use.

COVERING  UP  MISTAKES;  FALSIFYING  RECORDS

Mistakes should never be covered up, but should be immediately fully disclosed and corrected. Falsification of any Tri-Valley, client or third party record is prohibited.

ABUSE  OF  TRI-VALLEY,  CLIENT  OR  VENDOR  INFORMATION

You may not use or reveal Tri-Valley, client or vendor confidential or proprietary information to others. This includes business methods, pricing and marketing data, strategy, computer code, screens, forms, experimental research, and information about our current, former and prospective clients and associates.

FAIR  DEALING

No Tri-Valley employee should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any other unfair-dealing practice.

FAIR  COMPETITION  AND  ANTITRUST  LAWS

Tri-Valley must comply with all applicable fair competition and antitrust laws. These laws attempt to ensure that businesses compete fairly and honestly and prohibit conduct seeking to reduce or restrain competition. If you are uncertain whether a contemplated action raises unfair competition or antitrust issues, management (with the help of our legal counsel) can assist you.

SECURITIES  TRADING

It is usually illegal to buy or sell securities using material information not available to the public. This "inside" information includes, but is not limited to, information that Tri-Valley has not released to the general public about significant contracts, claims, liabilities, major litigation, potential sales, mergers or acquisitions, and oil, gas and mineral plans, activities, discoveries, forecasts or budgets.

If you give such undisclosed inside information to others, you as well as the recipients may be liable as persons who illegally trade securities while possessing such information. Securities laws may be violated if you, or any of your relatives or friends trade in securities of Tri-Valley, or any of its clients or vendors, while possessing information. If you are uncertain, management (with the help of our legal counsel) can assist you.

PROVISIONS APPLICABLE TO THE CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER

Our chief executive officer ("CEO") and chief financial officer ("CFO") are responsible for full, fair, accurate, timely and understandable disclosure in our periodic reports required to be filed with the Securities and Exchange Commission. As a result, in addition to the remaining provisions in this code, the CEO and CFO shall:

- promptly bring to the attention of the audit committee any information they may have concerning (a) significant deficiencies in the design or operation of internal controls which could adversely affect our ability to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in our financial reporting, disclosures or internal controls;
- Promptly bring to the attention of our legal counsel and the audit committee any information they may have concerning any violation of this code or of the securities or other laws, rules and regulations applicable to Tri-Valley and the operation of its business;
- promptly bring to the attention of our legal counsel and the audit committee any material transaction or relationship that arises and of which they become aware that could be expected to give rise to an actual or apparent conflict of interest;
- develop and maintain the skills necessary and relevant to Tri-Valley's needs with respect to maintenance of adequate disclosure controls and internal controls and procedures; and
-       proactively  promote  ethical  and  honest  behavior  within Tri-Valley.

WAIVERS

This code applies to all Tri-Valley employees and its board of directors. There shall be no waiver of any part of this code, except by a vote of the board of directors or a designated committee, which will ascertain whether a waiver is appropriate and ensure that the waiver is accompanied by appropriate controls designed to protect Tri-Valley. In the event that any waiver is granted, the waiver must be disclosed publicly in a filing with the SEC and will be posted on the Tri-Valley website, thereby allowing the Tri-Valley shareholders to evaluate the merits of the particular waiver.

REPORTING  ETHICAL  VIOLATIONS

Your conduct can reinforce an ethical atmosphere and positively influence the conduct of fellow employees. If you are powerless to stop suspected misconduct or discover it after it has occurred, you should report it to the president or another senior officer. If the suspected misconduct involves the president or another senior officer, you may report it to the chairperson of the audit committee. If the suspected misconduct involves financial accounting or reporting,  it  must  be  reported  to  the  chairperson of the audit committee.
                ----

Employees may forward complaints on a confidential or anonymous basis to the president or to the chairperson of the audit committee.

Accounting  and  Financial  Reporting  Matters

Suspected misconduct concerning accounting and financial reporting must be reported to the chairperson of the audit committee. Accounting and financial reporting misconduct includes, without limitation, the following:

- fraud or deliberate error in the preparation, evaluation, review or audit of any or our financial statements;
- fraud or deliberate error in recording and maintaining our financial records;
-       deficiencies  in or noncompliance with our internal accounting controls;
- misrepresentations or false statements to or by a senior officer with respect to a matter contained in our financial records, financial reports or audit reports, or
-       deviation  from  full  and  fair  reporting  of our financial condition.

Reports  to  the  secretary  of  the  audit  committee  may  be  made  to:

Milt  Carlson
379  Grandview  Drive
Kalispell,  MT  59901

CONCLUSION

In the final analysis, you are the guardian of Tri-Valley's ethics. While there are no universal rules, when in doubt ask yourself:

- Will my actions be ethical in every respect and fully comply with the law and with Tri-Valley policies?
-       Will  my  actions  have  the  appearance  of  impropriety?
- Will my actions be questioned by my supervisors, associates, clients, family and the general public?
- Am I trying to fool anyone, including myself, as to the propriety of my actions?

If you are uncomfortable with your answer to any of the above, you should not take the contemplated actions without first discussing them with management.

Any employee who ignores or violates any of Tri-Valley's ethical standards, and any manager who penalizes a subordinate for trying to follow these ethical standards, will be subject to corrective action, including immediate dismissal. However, it is not the threat of discipline that should govern your actions. We hope you share our belief that a dedicated commitment to ethical behavior is the right thing to do and is good business.