Form 10-Q
period 2004-03-31
TRI VALLEY CORP
filed 2004-05-14
CIK 22551

2


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  March  31, 2004          Commission File No.
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


The number of shares of Registrant's common stock outstanding at March 31, 2004 was 20,100,627.

                             TRI-VALLEY CORPORATION

                                      INDEX


                                                                                           Page
                                                                                      --------------
PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . .               3

    Item 1.  Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .               3


    Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . . . . . . . . . . . . .               8

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk. . . . . . .              10

    Item 4.  Controls and Procedures . . . . . . . . . . . . . . . . . . . . . . . .              10


PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              10

    Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . .              10

    Item 2.  Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . .              10

    Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .              10

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              11






The accompanying notes are an integral part of these condensed financial statements.




PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------------

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS


ASSETS

                               March 31, 2004 . Dec. 31, 2003

                                 (Unaudited)    (Audited)
                                 ------------  -----------
Current Assets
  Cash. . . . . . . . . . . . .  $  6,748,258  $ 6,006,973
  Accounts receivable, trade. .       126,570      163,825
  Prepaid expenses. . . . . . .        12,029       12,029
                                 ------------  -----------

    Total Current Assets. . . .     6,886,857    6,182,827
                                 ------------  -----------

Property and Equipment, Net . .     1,517,520    1,522,333
                                 ------------  -----------

Other Assets
  Deposits. . . . . . . . . . .       372,105      372,105
  Investments in partnerships .        17,400       17,400
  Other . . . . . . . . . . . .        13,913       13,913
  Goodwill (net of accumulated
    amortization of $221,439
    at December 31, 2002) . . .       212,414      212,414
                                 ------------  -----------

      Total Other Assets. . . .       615,832      615,832
                                 ------------  -----------

      Total Assets. . . . . . .  $  9,020,209  $ 8,320,992
                                 ============  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                        March  31,  2004  Dec.  31,  2003

                                             (Unaudited)    (Audited)
                                             ------------  ------------
CURRENT LIABILITIES
  Notes and contracts payable . . . . . . .  $     2,425   $     9,985
  Trade accounts payable & accrued expenses      890,679       835,729
  Accounts payable to joint venture
    participants. . . . . . . . . . . . . .       60,939        91,275
  Advances from joint venture
    participants. . . . . . . . . . . . . .    5,980,887     4,811,742
                                             ------------  ------------

    Total Current Liabilities . . . . . . .    6,934,930     5,748,731
                                             ------------  ------------

Long-term Portion of Notes and
  Contracts Payable . . . . . . . . . . . .       11,954        16,805
                                             ------------  ------------


Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    100,000,000 shares authorized;
    20,100,627  and  20,097,627 issued
    and outstanding at March 31, 2004
    and Dec. 31, 2003, respectively . . . .       20,100        20,115
  Less:  Common stock in treasury,
   at cost, 100,025 shares. . . . . . . . .      (13,370)      (13,370)
  Capital in excess of par value. . . . . .    9,011,968     9,010,453
  Accumulated deficit . . . . . . . . . . .   (6,945,373)   (6,461,742)
                                             ------------  ------------

    Total Shareholders' Equity. . . . . . .    2,073,325     2,555,456
                                             ------------  ------------

    Total Liabilities and
      Shareholders' Equity. . . . . . . . .  $ 9,020,209   $ 8,320,992
                                             ============  ============

     The  accompanying  notes  are  an  integral  part  of  these condensed  financial  statements.
                                   5


                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         For  the  Three  Months
                                                                                         -----------------------
                                                                                            Ended  March  31,
                                                                                            -----------------

                                                                                           2004          2003
                                                                                       ------------  ------------
Revenues
  Sale of oil and gas . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   227,419   $   266,647
  Other income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13,493         6,613
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          369         3,520
                                                                                       ------------  ------------

    Total Revenues. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      241,281       276,780
                                                                                       ------------  ------------

Cost and Expenses
  Oil and gas lease expense . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       18,070        56,325
  Mining exploration expense. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       38,231        30,307
  Project geology, geophysics,
    land & administration . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       94,432       289,019
  Depletion, depreciation and
    amortization. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        7,233         7,233
  Interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       26,292           713
  General and administrative. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      600,587       314,590
                                                                                       ------------  ------------

    Total Cost and Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      784,845       698,187
                                                                                       ------------  ------------

Net Loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (543,564)  $  (421,407)
                                                                                       ============  ============

Net Loss per Common Share . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $      (.03)  $      (.02)
                                                                                       ============  ============
Weighted Average Number of Shares . . . . . . . . . . . . . . . . . . . . . . . . . .   20,099,627    19,731,348
                                                                                       ============  ============

The accompanying notes are an integral part of these condensed financial statements.






                              TRI-VALLEY CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)
                                                                                          For the Three Months
                                                                                          --------------------
                                                                                             Ended March 31,
                                                                                          --------------------

                                                                                              2004          2003
                                                                                       ------------  ------------
Cash Flows from Operating Activities
  Net profit/(loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  (543,564)  $  (421,407)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization. . . . . . . . . . . . . . . . . . . .        7,233         7,233
      Changes in operating capital:
      Accounts receivable-(increase)decrease. . . . . . . . . . . . . . . . . . . . .       37,255      (210,691)
      Trade accounts payable-increase(decrease) . . . . . . . . . . . . . . . . . . .       54,949      (347,477)
      Accounts payable to joint venture
        participants and related parties-increase(decrease) . . . . . . . . . . . . .      (30,336)      147,653
      Advances from joint venture
        Participants-increase(decrease) . . . . . . . . . . . . . . . . . . . . . . .    1,169,145       481,791
                                                                                       ------------  ------------

Net Cash Provided/(Used) by Operating Activities. . . . . . . . . . . . . . . . . . .      694,682      (342,898)
                                                                                       ------------  ------------

Cash Flows Provided/(Used) by Investing Activities
  Capital expenditures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       57,512       (94,649)
                                                                                       ------------  ------------

Cash Flows from Financing Activities
  Principal payments on long-term debt. . . . . . . . . . . . . . . . . . . . . . . .      (12,411)      (16,027)
  Proceeds from issuance of common stock. . . . . . . . . . . . . . . . . . . . . . .        1,500        25,650
                                                                                       ------------  ------------

      Net Cash Provided/(Used) by Financing Activities. . . . . . . . . . . . . . . .      (10,911)        9,623
                                                                                       ------------  ------------

Net Increase in Cash and Cash Equivalents . . . . . . . . . . . . . . . . . . . . . .      741,283      (427,924)
Cash and Cash Equivalents at Beginning
  Of Period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,006,975     1,936,294
                                                                                       ------------  ------------

Cash and Cash Equivalents at
  End of Period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 6,748,258   $ 1,508,370
                                                                                       ============  ============

Supplemental Information:

  Cash paid for interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       523   $       713
  Cash paid for taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     4,925   $     5,446

                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month period ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

Petroleum  Activities
---------------------

The most intense activity for Tri-Valley during the first quarter of 2004 was the anticipated diesel oil frac of the Sunrise-Mayel #2H-Redrill well in the McClure Shale from 6100' to 6970'. The frac was done on March 7, 2004, and was designed to input 150,000-lbs of sand utilizing 52,000-gallons of gelled diesel fuel. The frac job did not go as expected with the well refusing to readily accept the sand being pumped into it. After inputting only 70,000 lbs. of sand, the pressure became too high to continue to pump and the job was aborted. Upon reopening the well to backflow and evaluate, the well showed strange, non-typical backflow characteristics by not back flowing the sand and diesel oil. It was soon discovered that the casing itself had obviously failed, probably right at the beginning of the frac job, and that the frac actually went out into a shallow zone and was non-effective. Another redrill of this well or the drilling of another well is currently being studied.

Also, during the first quarter, an attempt was made to recomplete the Pimental #1-15 into a shallower producing horizon, but the zone tested water. Currently a foam frac of some even shallower producing sands, which have already produced gas, is in the planning stages and is expected to occur in the last portion of the second quarter or early in the third quarter.

A successful recompletion was done on the Webb Tract #2 into what has become a new zone discovery for the area, in the Capay Shale interval, testing 350-MDF/D. As with the Pimental #1-15, a foam frac is scheduled in the last portion of the second quarter or early in the third quarter.

Precious  Metals
----------------

There was no physical activity this quarter on our Alaska claim block. However, with the strengthening gold price and gathering support of the investment community to underwrite gold exploration and production projects, the Company has determined to pursue the spin-off of its Richardson, Alaska gold project into a new, stand alone mining company and is interviewing candidates to lead that effort and organize the management team. The Company believes its stock presently receives little or no value for its gold project assets and the spin-off would provide shareholders with stock that is independently valued as a gold company by the market.

ITEM  2.  (CONTINUED)
---------------------

Three  Months Ended March 31, 2004 as compared with Three Months ended March 31,
--------------------------------------------------------------------------------
2003
----

In the quarter ended March 31, 2004, revenue was $241,281 compared to $276,780 for the same quarter in 2003. This decrease resulted from reduced gas production due to certain wells being shut in for workovers.

Costs and expenses increased $86,658 for the period ending March 31, 2004, compared to the same period in 2003. Oil & gas lease expenses were $38,255 less for the quarter ended March 31, 2004, due to no workover expenses. Project geology, geophysics, land and administration expenses were $194,587 lower for the quarter ended March 31, 2004, compared to the same quarter in 2003. This decrease is due to reduced activity in lease acquisitions. General and administration costs were $285,997 higher for the quarter ended March 31, 2004, compared to the same quarter in 2003. The primary increase was due to the expensing of our litigation activities from the lawsuit with Armstrong Petroleum which is $182,984. Also, higher accounting expenses related to preparation of our annual audit and 10-K and implementation of the Sarbanes-Oxley Act. Additionally our insurance premium increased relating to our D&O insurance, and our investor relations expenses were higher.

For the quarter ended March 31, 2004, we had a loss of $543,564 compared to a loss of $421,407 for the quarter ended March 31, 2003.

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

Current assets were $6,886,857 at March 31, 2004, compared to $6,182,827 as of December 31, 2003. This is due to an increase of cash related to investments in our OPUS-I drilling program. Property and equipment is $4,813 less for the period ended March 31, 2004 compared to year end due write off of asset cost.

Current liabilities were $6,934,930 for the three months ended March 31, 2004, compared to $5,748,731 for the period ended December 31, 2003. This increase is due to advances from joint venture participants in our drilling programs for drilling activities in our limited liability drilling program, and accrued expenses related to the Armstrong lawsuit.

OPERATING ACTIVITIES. We had a positive cash flow of $694,682 for the three months ended March 31, 2004 compared to a negative cash flow of $342,898 for the same period in 2003. This change is due to an increase in advances from joint venture partners. Our primary source of funds is comprised of selling prospects and oil and gas sales.

INVESTING ACTIVITIES. In the first three months of 2004 we had $57,512 in capital expenditures. This was the result of write off of asset costs. These were miscellaneous lease acquisition costs that were no longer prospective.



ITEM  2.  (CONTINUED)
---------------------

FINANCING ACTIVITIES. Net cash used by financing activities was $10,911 for the three months ended March 31, 2004 compared to $9,623 provided for the same period in 2003. This change was due to payments on long-term debt $12,411 and proceeds from the exercise of stock options $1,500.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
          ----------------------------------------------------------------

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.

ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

On November 7, 2002 a judgment of $141,500 was awarded to Armstrong Petroleum against Tri-Valley Corporation. This was the result of a lawsuit that was filed against Tri-Valley alleging a breach of contract. Armstrong and Tri-Valley disagreed on the amount of royalties that were due Armstrong. Tri-Valley filed an appeal of this judgment. On March 24, 2004, the appellate court affirmed the decision of the trial court. We are considering whether to appeal the appellate court judgment to the California Supreme Court. Tri-Valley Corporation created a cash reserve for this judgment in 2002 when this verdict was awarded and in 2004 accrued liabilities in the amount of $182,984 for a total of $217,000 in losses that may occur as a result of this lawsuit.

ITEM  2.     CHANGES  IN  SECURITIES
             -----------------------

We issued 3,000 shares of common stock for aggregate consideration of $1,500.00 ($0.50 per share) upon exercise of options by an officer of the Company. The shares were issued in reliance on the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933.

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


                        TRI-VALLEY  CORPORATION




      May  11,  2004      /s/  F.  Lynn  Blystone
                         ------------------------
                          F.  Lynn  Blystone
                          President  and  Chief  Executive  Officer


      May  11,  2004     /s/  Thomas  J.  Cunningham
                         ---------------------------
                         Thomas  J.  Cunningham
                         Secretary,  Treasurer,  Chief  Financial  Officer

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

Date:  May  11,  2004   /s/F.  Lynn  Blystone
                        F.  Lynn  Blystone,
                        President  and  Chief  Executive  Officer

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

Date:  May  11,  2004       /s/Thomas  J.  Cunningham
                            Thomas  J.  Cunningham,  Chief  Financial  Officer
                            ------------------------------------------------

                                  EXHIBIT 32.2

                   CERTIFICATION PURSUANT TO 18 U.S.C.   1350

The undersigned, Thomas J. Cunningham, Chief Financial Officer of Tri-Valley Corporation, a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May  11,  2004      /s/Thomas  J.  Cunningham
                           ---------------------
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


The undersigned, F. Lynn Blystone, President and Chief Executive Officer of Tri-Valley Corporation, a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1) the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May  11,  2004    /s/F.  Lynn  Blystone
                         ---------------------
                  F.  Lynn  Blystone,  President  and  Chief  Executive  Officer
                  --------------------------------------------------------------