Form 10-Q
period 2004-06-30
TRI VALLEY CORP
filed 2004-08-11
CIK 22551

2


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004          Commission File No. 0-6119

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


The number of shares of Registrant's common stock outstanding at June 30, 2004 was 20,267,127.

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

                                        4



PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------

                                      TRI-VALLEY CORPORATION
                                    CONSOLIDATED BALANCE SHEETS



                                             ASSETS

                             June 30, 2004. Dec. 31, 2003


                                  (Unaudited)    (Audited)
                                 ------------  -----------
Current Assets
  Cash. . . . . . . . . . . . .  $  6,949,767  $ 6,006,973
  Accounts receivable, trade. .       165,323      163,825
  Prepaid expenses. . . . . . .        12,029       12,029
                                 ------------  -----------

    Total Current Assets. . . .     7,127,119    6,182,827
                                 ------------  -----------

Property and Equipment, Net . .     1,555,002    1,522,333
                                 ------------  -----------

Other Assets
  Deposits. . . . . . . . . . .       372,105      372,105
  Investments in partnerships .        17,400       17,400
  Other . . . . . . . . . . . .        13,913       13,913
  Goodwill (net of accumulated
    amortization of $221,439
    at December 31, 2002) . . .       212,414      212,414
                                 ------------  -----------

      Total Other Assets. . . .       615,832      615,832
                                 ------------  -----------

      Total Assets. . . . . . .  $  9,297,954  $ 8,320,992
                                 ============  ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                           June 30, 2004  Dec. 31, 2003
                                             (Unaudited)    (Audited)
                                             ------------  ------------
CURRENT LIABILITIES
  Notes and contracts payable . . . . . . .  $     2,425   $     9,985
  Trade accounts payable & accrued expenses      841,613       835,729
  Accounts payable to joint venture
    participants. . . . . . . . . . . . . .      100,743        91,275
  Advances from joint venture
    participants. . . . . . . . . . . . . .    6,937,146     4,811,742
                                             ------------  ------------

    Total Current Liabilities . . . . . . .    7,881,927     5,748,731
                                             ------------  ------------

Long-term Portion of Notes and
  Contracts Payable . . . . . . . . . . . .        9,479        16,805
                                             ------------  ------------


Commitments

Shareholders' Equity
  Common stock, $.001 par value:
    100,000,000 shares authorized;
    20,267,127  and  20,097,627 issued
    and outstanding at June 30, 2004
    and Dec. 31, 2003, respectively . . . .       20,267        20,115
  Less:  Common stock in treasury,
   at cost, 100,025 shares. . . . . . . . .      (13,370)      (13,370)
  Capital in excess of par value. . . . . .    9,727,051     9,010,453
  Accumulated deficit . . . . . . . . . . .   (8,327,400)   (6,461,742)
                                             ------------  ------------

    Total Shareholders' Equity. . . . . . .    1,406,548     2,555,456
                                             ------------  ------------

    Total Liabilities and
      Shareholders' Equity. . . . . . . . .  $ 9,297,954   $ 8,320,992
                                             ============  ============

     The  accompanying  notes  are  an  integral  part  of  these condensed  financial  statements.
                                   5


                             TRI-VALLEY CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                              For the Three Months           For the Six Months
                                Ended  June  30,              Ended  June  30,
                                ----------------              ----------------
                                  2004          2003          2004         2003
                                  ----          ----          ----         ----


Revenues
  Sale of oil and gas    $    194,849  $    203,408  $    422,268  $    470,055
  Other income                 24,318        14,460        37,811        21,073
  Sale of oil & gas prospects 909,500       968,000       909,500       968,000
  Interest income               6,243         4,503         6,612         8,023
                               ------        ------        ------        ------
    Total Revenues          1,134,910     1,190,371     1,376,191     1,467,151
                           ----------     ---------     ---------     ---------

Cost and Expenses
  Oil and gas lease expense    58,098        33,296        76,168        89,621
  Mining exploration expenses 765,376        32,580       803,607        62,887
  Project geology, geophysics,
    land & administration   1,241,658       908,622     1,336,090     1,197,641
  Depletion, depreciation
  and amortization              7,233         7,233        14,466        14,466
  Interest                      6,248           667        32,540         1,380
  General administrative      437,767       360,156     1,038,912       674,745
                              -------       -------     ---------       -------
   Total Cost and Expenses  2,516,380     1,342,554     3,301,783     2,040,741
                            ---------     ---------     ---------     ---------

Net Income (Loss)       $  (1,381,470)  $  (152,183)  $ (1,925,592) $ (573,590)
                         ============    ==========   ============    =========
Basic & Diluted Earnings
 per Share                 $     (.03)  $     (.01)   $      (.06)  $      (.03)
                                =====        =====         ======         ======
Weighted Average Number
 of Shares                  20,213,460   19,786,014    20,156,543     19,786,014

                         =============   ==========    ==========     ==========

The accompanying notes are an integral part of these condensed financial statements.




                                TRI-VALLEY CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                        For  the  Six  Months
                                                        ---------------------
                                                           Ended  June  30,
                                                           ----------------

                                                              2004         2003
                                                      ------------  -----------
Cash Flows from Operating Activities
  Net profit/(loss). . . . . . . . . . . . . . . . .  $(1,925,592)  $ (573,590)
  Adjustments to reconcile net income
    to net cash used from operating activities:
      Depreciation, depletion and amortization . . . .      14,466       14,466
       Non-cash mining exploration expense . . .  . .      712,000
      Changes in operating capital:
      Accounts receivable-(increase)decrease . . . .       (1,498)      (9,077)
      Trade accounts payable-increase(decrease).   .       (1,676)     139,418
      Accounts payable to joint venture
        participants and related parties-increase(decrease)  9,468      (1,849)
      Advances from joint venture
        Participants-increase(decrease). . . . .. . .    2,125,404    3,954,994
                                                      ------------  -----------

Net Cash Provided/(Used) by Operating Activities  . .      932,572    3,542,516
                                                      ------------  -----------

Cash Flows Provided/(Used) by Investing Activities
  Capital expenditures . . . . . . . . . . . . . . .        12,796    (138,708)
                                                      ------------  -----------

Cash Flows from Financing Activities
  Principal payments on long-term debt . . . . . . .       (7,326)     (18,306)
  Proceeds from issuance of common stock . . . . . .        4,750      104,200
                                                      ------------  -----------

      Net Cash Provided/(Used) by Financing Activities .   (2,576)      85,894
                                                      ------------  -----------

Net Increase in Cash and Cash Equivalents. . . . . .       942,792    3,489,702
Cash and Cash Equivalents at Beginning
  Of Period. . . . . . . . . . . . . . . . . . . . . .   6,006,975    1,936,294
                                                      ------------  -----------

Cash and Cash Equivalents at
  End of Period. . . . . . . . . . . . . . . . . . .  $ 6,949,767   $5,425,996
                                                      ============  ===========
Supplemental Information:
  Cash paid for interest . . . . . . . . . . . . . .  $    26,764   $     1,380
  Cash paid for taxes. . . . . . . . . . . . . . . .  $     5,169   $     5,446

  During the six months ended June 30, 2004, Tri-Valley issued $712,000 (160,000 shares)
  of common stock in exchange for mineral interests purchased from two individuals
  (80,000 shares each)  interest in the Richardson Alaska Gold mining claims, which

                             TRI-VALLEY CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             JUNE 30, 2004 AND 2003
                                   (Unaudited)

NOTE  1  -  BASIS  OF  PRESENTATION
            -----------------------

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month period ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

NOTE  3  -  RECENT  ACCOUNTING  PRONOUNCEMENTS
            ----------------------------------

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under SFAS 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss if the settled amount differs from the liability recorded. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We have evaluated this guidance and have determined this will not have a material impact on our financial position, results of operations, or net cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period when the liability is incurred. A liability is established only when present obligations to others are determined. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered in SFAS 143 (see above). It applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144 (see above). We will apply SFAS 146 for exit or disposal activities initiated after December 31, 2002. We have evaluated this guidance and do not believe that it will have a material impact on our financial position, results of operations, or net cash flows.

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

Petroleum  Activities
---------------------

In early May 2004 a workover rig was moved in on Elk Ridge # 1-20 to artificially fracture the Hay Sand formation. The work was completed successfully however; we were not able to get commercial production. We are working on several stimulation concepts to hopefully obtain commercial rates.

During April 2004 the Company continued work on the Oil Lake well. The well has not responded with commercial production and is currently idle.

The Oil Creek prospect was determined to be no longer a viable prospect. However, the results of data analysis did identify a new prospect, the Los Gatos Creek Prospect. The Oil Creek well will be retained for a potential water disposal well in the event the Los Gatos Creek Prospect results in a new field discovery.

On June 28, 2004, a test frac was done on the EKHO #1 as a planning and design procedure to obtain data for what will be a main frac. It appears this will be conducted in September.

Current plans are to bring in a production/workover rig and (1) fish the tubing out of the Martins-Severin #3 and either return it to production from the currently sanded-up zone or to recomplete into one of the three remaining zones in the well and to fracture the Martins-Severin #6 to both stimulate production and remediate the sanding problems.

On the Pimental #1-15 we intend to hydraulically fracture stimulate the Ragged Valley Sands to achieve commercial rates. These sands have never been effectively produced in this Tracy Gas Field. This work is scheduled to be done sometime in August.

Precious  Metals  Activities
----------------------------

An independent geologist visited our claim block in Alaska to view the work that has been performed to date. This visit qualifies his independent report to be used for U.S and Canadian stock exchange financings. This is part of the procedure to continue our efforts to successfully spin-off our Richardson, Alaska gold project into a new, stand alone mining company. In the second quarter, we repurchased two mineral interests in the Richardson gold mining claims which we had sold to third parties in 1998 in order to consolidate our interests in this property.


ITEM  2.  (CONTINUED)
---------------------

Three  Months  Ended  June 30, 2004 as compared with Three Months ended June 30,
--------------------------------------------------------------------------------
2003
----

In the quarter ended June 30, 2004, revenue was $1,134,910 compared to $1,190,371 for the same quarter in 2003. This decrease resulted from reduced gas production due to certain wells being shut in for workovers and reduced revenue from sales of prospects.

Costs and expenses increased $1,173,826 for the period ending June 30, 2004, compared to the same period in 2003. Oil & gas lease expenses were $24,802 higher this quarter due to work performed on some of our producing wells. We repurchased mineral interests on our Richardson, Alaska, gold mining claims which we had sold to third parties in 1998, resulting in a $732,796 increase in mining exploration expenses, compared to the same period last year. Project geology, geophysics, land and administration expenses were $333,036 higher for the quarter ended June 30, 2004, compared to the same quarter in 2003. This increase was due to our writing off costs of the EKHO Prospect that had previously been capitalized. General and administration costs were $77,611 higher for the quarter ended June 30, 2004, compared to the same quarter in 2003. The increase was due to expensing $31,558 of remaining costs of our litigation with Armstrong Petroleum (see Part II, Item I) and additional insurance costs.

For the quarter ended June 30, 2004, we had a loss of $1,381,470, compared to a loss of $152,183 for the quarter ended June 30, 2003.

Six Months ended June 30, 2004 as compared to the Six Months ended June 30, 2003
--------------------------------------------------------------------------------

Revenue decreased during the first six months of the year compared to the same period in 2003 due less income from the sale of gas prospects and less gas revenue because some wells were shut in for additional work.

Costs and expenses were $3,301,783 for the period ending June 30, 2004 compared to $2,040,741 for the comparable period in 2003. Mining exploration expenses were $732,796 higher due to expensing of mining interest we bought back on our Richardson gold mining claims. Project geology, geophysics, land and administration were $138, 449 higher due to expensing costs related to the EKHO Project. General and administrative costs were $364,167 higher than in 2003. These increased costs were due to expenses related to the Armstrong lawsuit, a $30,000 increase in consulting fees, higher directors and officers liability insurance premiums and higher investor relations costs.

For the six months we had a loss of $1,925,592 compared to a loss of $573,590 for the same six month period in 2003.

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

ITEM  2.  (CONTINUED)
---------------------

Current assets were $7,127,119 at June 30, 2004, compared to $6,182,827 as of December 31, 2003. This is due to an increase of cash related to investments in our OPUS-I drilling program.

Current liabilities were $7,881,927 for the six months ended June 30, 2004, compared to $5,748,731 for the period ended December 31, 2003. This increase is due to advances from joint venture participants in our drilling programs for drilling activities in our limited liability drilling program, and accrued expenses related to the Armstrong lawsuit.

OPERATING ACTIVITIES. We had a positive cash flow of $932,572 for the six months ended June 30, 2004 compared to a positive cash flow of $3,542,516 for the same period in 2003. This difference is due to less advances from joint venture partners and our year to date operating loss. Our primary source of funds is comprised of selling prospects and oil and gas sales.

INVESTING ACTIVITIES. In the first six months of 2004 we had $12,796 in capital expenditures. This was the result of lease acquisitions.

FINANCING ACTIVITIES. Net cash provided by financing activities was ($2,576) for the six months ended June 30, 2004. This was due to payments on autos of ($7,326) and issuance of common stock of $4,750.

ITEM  3.  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
          ----------------------------------------------------------------

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.

ITEM  4.  CONTROLS  AND  PROCEDURES
          -------------------------

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Company's CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

PART  II  -  OTHER  INFORMATION

ITEM  1.     LEGAL  PROCEEDINGS
             ------------------

In November 2002, a judgment of $141,500 was awarded to Armstrong Petroleum against Tri-Valley Corporation. We appealed the decision to the appellate court who ultimately confirmed the trial court's decision. In the second quarter of 2004, the California Supreme Court declined to hear our appeal. We previously expensed $212,985, and we expensed another $31,558 in the second quarter for a total of $244,543. We will pay this amount in the third quarter of 2004. We had previously reserved an amount on our balance sheet under deposits which is more than sufficient to cover the costs attributable to the judgment.

ITEM  2.     CHANGES  IN  SECURITIES
             -----------------------

During the second quarter of 2004, we issued 1,500 shares for aggregate consideration of $750 ($.50 per share) upon exercise of options by an ex-employee of the Company. We also issued 160,000 shares to two private individuals to repurchase all their right, title and interest in mining claims near Richardson, Alaska, which we had sold to them in 1998. These shares were valued at $712,000 ($4.45 per share), which was the closing price of our stock on the American Stock Exchange on the date of issuance. All of these shares were not registered under the Securities Act of 1933 and were sold in reliance on the exemption from registration requirements provided by Section 4(2) of that statute.

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


                        TRI-VALLEY  CORPORATION




      August  11,  2004      /s/  F.  Lynn  Blystone
                            ------------------------
                                                           F.  Lynn  Blystone
               President  and  Chief  Executive  Officer


      August  11,  2004     /s/  Thomas  J.  Cunningham
                            ---------------------------
               Thomas  J.  Cunningham
               Secretary,  Treasurer,  Chief  Financial  Officer

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


Date:  August  11,  2004          /s/F.  Lynn  Blystone
          F.  Lynn  Blystone,  President  and  Chief  Executive  Officer

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

          /s/Thomas  J.  Cunningham
Date:  August  11,  2004
          Thomas  J.  Cunningham,  Chief  Financial  Officer
          --------------------------------------------------

                                  EXHIBIT 32.2

                   CERTIFICATION PURSUANT TO 18 U.S.C.   1350

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

          /s/Thomas  J.  Cunningham
Date:  August  11,  2004
------------------------
          Thomas  J.  Cunningham,  Chief  Financial  Officer
          --------------------------------------------------






                                  EXHIBIT 32.2

                   CERTIFICATION PURSUANT TO 18 U.S.C.   1350


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

          /s/F.  Lynn  Blystone
Date:  August  11,  2004
------------------------
          F.  Lynn  Blystone,  President  and  Chief  Executive  Officer
          --------------------------------------------------------------