Form 10-Q
period 2004-09-30
TRI VALLEY CORP
filed 2004-11-19
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004	Commission File No. 0-6119

Tri-Valley Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-0617433
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

5555 Business Park South, Suite 200, Bakersfield, California 93309
(Address of principal executive offices)

(661) 864-0500
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of Registrant's common stock outstanding at September 30, 2004 was 20,774,552.

TRI-VALLEY CORPORATION

PART I -	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	Sept. 30, 2004	Dec. 31, 2003
	(Unaudited)	(Audited)

Current Assets
Cash	$8,483,566	$6,006,975
Accounts receivable, trade	142,280	163,825
Prepaid expenses	68,029	12,029

Total Current Assets	8,693,875	6,182,829

Property and Equipment, Net	1,742,325	1,543,121

Other Assets
Deposits	372,105	372,105
Investments in partnerships	17,400	17,400
Other	13,913	13,913
Goodwill (net of accumulated amortization of $221,439 at December 31, 2003)	212,414	212,414

Total Other Assets	615,832	615,832

Total Assets	$11,052,032	$8,341,782

The accompanying notes are an integral part of these condensed financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	Sept. 30, 2004	Dec. 31, 2003
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Notes and contracts payable	$2,425	$9,985
Trade accounts payable & accrued expenses	401,669	724,784
Accounts payable to joint venture participants	87,018	91,275
Advances from joint venture participants	7,109,814	5,647,150

Total Current Liabilities	7,600,926	6,473,194

Long-term Portion of Notes and Contracts Payable	6,953	16,805

Commitments

Shareholders' Equity
Common stock, $.001 par value: 100,000,000 shares authorized; 20,774,552 and 20,097,627 issued and outstanding at Sept. 30, 2004 and Dec. 31, 2003, respectively	20,774	20,115
Less: Common stock in treasury, at cost, 100,025 shares	(13,370)	(13,370)
Capital in excess of par value	11,766,419	9,010,453
Accumulated deficit	(8,329,670)	(7,165,415)

Total Shareholders' Equity	3,444,153	1,851,783

Total Liabilities and Shareholders' Equity	$11,052,032	$8,341,782

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended Sept. 30		Ended Sept. 30
	2004	2003	2004	2003
Revenues
Sale of oil and gas	$193,537	$215,041	$615,805	$685,096
Other income	14,863	15,857	52,674	36,930
Sale of oil & gas prospects	-0-	2,894,480	2,054,500	3,862,480
Interest income	14,606	11,684	21,218	19,707
Total Revenues	223,006	3,137,062	2,744,197	4,604,213

Cost and Expenses
Oil and gas lease expense	25,712	49,563	101,880	139,184
Mining exploration expenses	46,411	177,071	850,588	239,958
Project geology, geophysics, land & administration	197,900	2,418,593	1,437,979	3,616,235
Depletion, depreciation and amortization	7,233	7,233	21,699	21,699
Interest	421	620	32,961	2,000
General administrative	424,433	311,412	1,463,345	986,157
Total Cost and Expenses	702,110	2,964,492	3,908,452	5,005,233

Net Income (Loss)	$(479,104)	$172,570	$(1,164,255)	$(401,020)
Basic & Diluted Earnings per Share	$(.02)	$(.00)	$(.06)	$(.02)
Weighted Average Number of Shares	20,703,935	19,821,348	20,430,239	19,803,681

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended Sept. 30,
	2004	2003

Cash Flows from Operating Activities
Net profit/(loss)	$(1,164,255)	$(401,020)
Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	21,699	21,699
Non-cash mining exploration expense	712,000
Changes in operating capital:
Prepaids-(increase)decrease	(56,000)	-0-
Accounts receivable-(increase)decrease	21,545	(1,485)
Trade accounts payable-increase(decrease)	(330,675)	1,338,211
Accounts payable to joint venture
participants and related parties-increase(decrease)	(4,257)	36,176
Advances from joint venture
Participants-increase(decrease)	1,462,664	3,488,481

Net Cash Provided/(Used) by Operating Activities	662,721	4,482,062

Cash Flows Provided/(Used) by Investing Activities
Capital expenditures	(220,903)	462,138

Cash Flows from Financing Activities
Principal payments on long-term debt	(9,852)	(20,635)
Proceeds from issuance of common stock	2,044,625	108,201

Net Cash Provided/(Used) by Financing Activities	2,034,773	87,566

Net Increase in Cash and Cash Equivalents	2,476,591	5,031,766
Cash and Cash Equivalents at Beginning of Period	6,006,975	1,936,294

Cash and Cash Equivalents at End of Period	$8,483,566	$6,968,060
Supplemental Information:
Cash paid for interest	$32,961	$2,000
Cash paid for taxes	$8,718	$5,446

During the nine months ended Sept. 30, 2004, Tri-Valley issued $712,000 (160,000 shares) of common stock in exchange for mineral interests purchased from two individuals (80,000 shares each) interest in the Richardson Alaska Gold mining claims, which was recorded as mining exploration expense in the Statement of Operations.

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
September 30, 2004 AND 2003
(Unaudited)

NOTE 1 -	BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine-month period ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

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

In July 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143). Under SFAS 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss if the settled amount differs from the liability recorded. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We have evaluated this guidance and have determined this will not have a material impact on our financial position, results of operations, or net cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” SFAS 146 nullifies the guidance of the Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost that is associated with an exit or disposal activity be recognized when the liability is incurred. SFAS 146 also establishes that fair value is the objective for the initial measurement of the liability. The provisions of SFAS 146 are required for exit or disposal activities that are initiated after December 31, 2003. The adoption of this statement did not impact the Company’s financial position, results of operations, or cash flows.

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

Petroleum Activities

Recompletions and workovers on the Martin-Severin #s 3 and 5 were approved in late July, but the unavailability of rigs to work on these wells delayed the work until late October and early November.

On the EKHO well the frac job was postponed until mid November due to all available frac equipment having been moved to the Rocky Mountain region until November first.

The Elk Ridge well has not been commercially successful to date and we are deciding on our alternatives.

We were able to acquire the permits for the Los Gatos Creek Prospect in the third quarter. However, due to rig and equipment shortages the original spud dated pf September 15th has been moved to November 15th.

Another prospect that has been developed is the Sunridge Prospect. Again, depending on rig and equipment availability we are planning to spud in late November.

On the Pimental # 1-15 we are attempting to frac a new zone, this is an ongoing job as of this date.

Precious Metals Activities

We are continuing to pursue our efforts to successfully spin-off our Richardson, Alaska gold project into a new, stand alone mining company and a new British Columbia corporation, Select International Resource Corporation, has been formed as one approach to use. The Company has also formed a new Delaware corporation, Select Resources Corporation, in the event it is preferable to use a U.S. corporation for the start up. Initially, Select will be a wholly owned subsidiary of Tri-Valley Corporation which will fund the start up. Very soon, Select will seek private placement to establish independent financing and operations. The plan is to qualify Select for an initial public offering as a stand alone company as soon as possible.

There were two property visits by geologists and prospective officers of Select. Winterizing work continued on the Richardson Road House which is owned by Tri-Valley and used for a base camp. Tri-Valley is in the process of purchasing the royalty burdens from the royalty owners with its unregistered, restricted stock to provide a clean property for transfer into Select. This is likely to cause one time, non cash loss for Tri-Valley. The Company likens this process to an actor burying out his contract in order to go on to bigger and better things.

Item 2.	(Continued)

Three Months Ended September 30, 2004 as compared with Three Months ended September 30, 2003

Total revenue was $2,914,056 less in the quarter ended September 30, 2004 compared to the same period in 2003. Sales of natural gas were $21,504 less in the third quarter of 2004 compared to 2003, due to certain wells being shut-in waiting on workovers.

Total costs and expenses were $2,262,382 less for the quarter ended September 30, 2004 compared to the same quarter in 2003, primarily the result of no cost of sales of oil and gas prospects. Oil and gas lease expense was less by $23,851 in the 2004 quarter due to less activity because some wells were shut in.

Mining exploration expenses for the third quarter of 2004 was $130,660 less than the same period in 2003, as we had very little activity on the claim blocks. Project geology, geophysics, land and administration costs were $2,220,693 less due to no sale of prospects therefore there were no costs. General and administrative costs were $113,021 more in the 2004 quarter due to increased costs in investor relations of $27,075, an increase of $25,600 in insurance costs and increased consulting fees of $75,875. The consulting fees were due to increasing our exploration activities by hiring additional consultants.

We had a loss of $479,104 for the third quarter ended September 30, 2004 compared to an income of $172,570 for the same quarter in 2003.

Nine Months ended September 30, 2004 as compared to the Nine Months ended September 30, 2003

Revenue decreased $1,860,016 during the first nine months of the year compared to the same period in 2003 due to less income from the sale of gas prospects and less gas revenue because some wells were shut in for additional work.

Costs and expenses were $3,908,452 for the period ending September 30, 2004 compared to $5,005,233 for the comparable period in 2003. Mining exploration expenses were $610,630 higher due to expensing of mining interests we bought back on our Richardson gold mining claims. Project geology, geophysics, land and administration costs were $2,178,256 less in 2004 due to a smaller number of oil and gas prospects being sold. Interest expense was $30,961 more for the third quarter of 2004 due to settlement of a lawsuit with Armstrong Petroleum. General and administrative costs were $477,188 higher than in 2003. These increased costs were due to expenses related to the Armstrong lawsuit, an increase in consulting fees, higher directors and officers liability insurance premiums and higher investor relations costs.

For the nine months ended September 30, 2004 we had a loss of $1,164,255 compared to a loss of $401,020 for the same period in 2003.

Capital Resources and Liquidity

We have funded our oil and gas exploration activities primarily with proceeds raised through privately placed drilling programs and turnkey drilling profits. We make decisions on the amount of capital expenditures for drilling as funds become available for that purpose. We do not, as a rule, rely on borrowings to fund drilling operations or other activities.

Item 2.    (Continued)

Total current assets were $8,693,875 at September 30, 2004, compared to $6,182,829 as of December 31, 2003. This increase is due primarily from cash received from private placement of our common stock.

Property plant and equipment increase $199,204 in 2004 compared to December 31, 2003 due to increased inventory in tubing.

Total Current liabilities were $7,600,926 for the nine months ended September 30, 2004, compared to $6,473,194 for the period ended December 31, 2003. This increase is due to advances from joint venture participants in our drilling programs for drilling activities in our limited liability drilling program and expenses related to the Armstrong lawsuit.

Total shareholder equity increased $1,592,370 due primarily to private placement of common stock.

Operating Activities. We had a positive cash flow of $662,721 for the nine months ended September 30, 2004 compared to a positive cash flow of $4,482,062 for the same period in 2003. This difference is due to less advances from joint venture partners and our year to date operating loss. Our primary source of funds is comprised of selling prospects and oil and gas sales.

Investing Activities. In the first nine months of 2004 we had an increase of $220,903 in capital expenditures. This was primarily the result of tubing purchase. This is compared to $462,138 provided by the sale of an oil and gas prospect as of September 30, 2003.

Financing Activities. Net cash provided by financing activities was ($9852), for automobile payments and $2,044,625 from the issuance of common stock in private transactions in 2004 compared to ($20,635) and $108,201 respectively for 2003.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.

Item 4.	Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2004. Because of revenue and expense recognition timing mismatching and errors made relative to the turnkey drilling program, management has determined, with their auditor’s concurrence, that the 2003 annual Form 10-K and the two quarters ended June 30, 2004 should no longer be relied upon until they are restated, and amended 10-K and 10-Qs are filed. Management determined these mismatching and accounting errors were caused by a significant deficiency in internal control over financial reporting. Management has implemented procedures to prevent this in the future. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.

Other than the change reported in the proceeding paragraph, there has been no change in the Company’s internal control over financial reporting that occurred during the quarter covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II -	OTHER INFORMATION

Item 6.	Exhibits

(a)	Exhibits
31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
32.1 18 U.S.C. § 1350 Certification
32.2 18 U.S.C. § 1350 Certification

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-VALLEY CORPORATION

November 19, 2004	/s/ F. Lynn Blystone
F. Lynn Blystone
President and Chief Executive Officer

November 19, 2004	/s/ Thomas J. Cunningham
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
c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
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
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 19, 2004	/s/F. Lynn Blystone
F. Lynn Blystone, President and Chief Executive Officer

Exhibit 31.1

I, Thomas J. Cunningham, Chief Financial Officer of Tri-Valley Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tri-Valley Corporation;
2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;
4.	The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) for the registrant and have:
a)	designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
c)	evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
d)	disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and
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
b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 19, 2004	/s/Thomas J. Cunningham
Thomas J. Cunningham, Chief Financial Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. § 1350

The undersigned, F. Lynn Blystone, President and Chief Executive Officer of Tri-Valley Corporation, a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1)	the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19, 2004	/s/F. Lynn Blystone
F. Lynn Blystone, President and Chief Executive Officer

Exhibit 32.2

Certification Pursuant to 18 U.S.C. § 1350

The undersigned, Thomas J. Cunningham, Chief Financial Officer of Tri-Valley Corporation, a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1)	the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19, 2004	/s/Thomas J. Cunningham
Thomas J. Cunningham, Chief Financial Officer