Form 10-K/A
period 2003-12-31
TRI VALLEY CORP
filed 2005-03-30
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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
Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, if applicable, or any amendment to this Form 10-K. ☒

The issuer's revenues for the most recent fiscal year were $6,464,245.

As of February 19, 2004, 20,099,627 common shares were issued and outstanding, and the aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on that date was approximately $92,815,066.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Exhibit Index appears on page 45

49

TABLE OF CONTENTS
PART I
ITEM 1.	Business	1
	Competition	1
	Governmental Regulation	1
	Environmental Issues	2
	Employees	3
	Available Information	3
ITEM 2.	Properties	3
	Oil and Gas Operations	3
	Precious Metals	6
ITEM 3.	Legal Proceedings	6
ITEM 4.	Submission of Matters To A Vote Of Security Holders	7

PART II
ITEM 5.	Market Price Of The Registrant's Common Stock And Related Security Holder Matters	8
	Recent Sales of Unregistered Securities	8
ITEM 6.	Selected Historical Financial Data	8
ITEM 7.	Management's Discussion And Analysis Of Financial Condition	9
	Notice Regarding Forward-Looking Statements	9
	Critical Accounting Policies	9
	Overview	11
	Natural Gas Activities	12
	Petroleum Activities	12
	Precious Metals Activity	13
	Results of Operations	13
	Comparison of Years Ended December 31,2003 and 2002	13
	Balance Sheet	13
	Revenues	14
	Costs and Expenses	14
	Comparison of Years Ended December 31,2002 and 2001	14
	Balance Sheet	14
	Revenues	14
	Costs and Expenses	14
	Financial Condition	15
	Commitments	15
	Operating Activities	15
	Investing Activities	15
	Financing Activities	15
	Liquidity	15
ITEM 8.	Financial Statements	19
	Notes to Consolidated Financial Statements	24
ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
ITEM 9A	Controls and Procedures
ITEM 10.	Directors and Executive Officers of the Registrant	52
ITEM 11.	Executive Compensation	54
	Employment Agreement with Our President	55
	Aggregated 2003 Option Exercises and Year-End Values	55
	Compensation of Directors	55
	Performance Graph	56
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management	56
ITEM 13.	Certain Relationships and Related Transactions	57
ITEM 14.	Principal Accountant Fees and Services	57
ITEM 15.	Exhibits, Lists, and Reports on Form 8-K	58
SIGNATURES		59

49

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

49

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

49

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
* Amount represents total sales price of associated condensate, unable to determine price per barrel.As of December 31, 2003 we had the following gross and net position in wells and developed acreage:

49

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

49

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

49

ITEM 4. Submission of Matters To A Vote Of Security Holders

We held our annual meeting on October 20, 2003. At the meeting, the shareholders re-elected all of the six directors who were recommended by the board. They also approved the appointment of Brown Armstrong as our independent accountants.
The shareholder votes were as follows:

Measure #1 - Election of Directors
	FOR	AGAINST	ABSTAIN
F. Lynn Blystone	18,983,671	63,873
Milton J. Carlson	18,966,646	80,898
C. Chase Hoffman	18,986,146	61,398
Dennis P. Lockhart	18,986,646	60,898
Loren J. Miller	18,986,796	60,748
Harold J. Noyes	18,986,646	60,898

Measure #2 - Appoint Brown Armstrong as the Company’s independent accountants.

	FOR	AGAINST	ABSTAIN
	18,972,416	75,128

49

PART II

ITEM 5. Market Price Of The Registrant's Common Stock And Related Security Holder Matters

As of October 29, 2003, shares of Tri-Valley Corporation stock are traded on the American Stock Exchange under the symbol “TIV”. Prior to that, shares had been traded over-the-counter on the Electronic Bulletin Board under the symbol "TRIL." The following table shows the high and low sales prices reported on AMEX from 10/29/03 to year end, and the high and low bid and asked prices of Tri-Valley stock for the quarterly periods indicated as reported by the OTC Stock Journal:

	Bid Prices		Asked Prices
	High	Low	High	Low
2003
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

49

ITEM 6. Selected Historical Financial Data
	Year Ended December 31,
	2003	2002	2001	2000	1999
Income Statement Data:
Revenues	$6,464,245	$6,284,908	$2,130,187	$2,197,369	$2,686,129
Operating Income (Loss)	$ 456,109	$845,130	$(117,975)	$(1,360,263)	$(12,417)
Basic Earnings Per Share	$.02	$.04	$-	$(0.07)	$-

Balance Sheet Data:
Property and Equipment, net	$1,543,121	$1,974,501	$2,010,457	$1,357,959	$1,059,755
Total Assets	$8,341,782	$4,634,874	$3,381,757	$4,053,257	$9,802,463
Long Term Obligations	$16,805	$26,791	$8,371	$12,038	$21,055
Stockholder's Equity	$1,851,783	$1,262,306	$353,776	$391,651	$391,651
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

Critical Accounting Policies

The Company prepares its consolidated financial statements for inclusion in this Report in accordance with accounting principles that are generally accepted in the United States (“GAAP”). See Note 1 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements” for a comprehensive discussion of the Company’s significant accounting policies. GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management to make judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives.

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

Tri-Valley will continue to monitor company-specific, oil and gas industry economic factors and will reassess the likelihood that the Company’s net operating loss and statutory depletion carryforwards will be utilized prior to their expiration.

49

Litigation and environmental contingencies. The Company makes judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can vary from such estimates for a variety of reasons. The costs to settle litigation can vary from estimates based on differing interpretations of laws and opinions and assessments on the amount of damages. Similarly, environmental remediation liabilities are subject to change because of changes in laws, regulations, additional information obtained relating to the extent and nature of site contamination and improvements in technology. Under GAAP, a liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimated. See Note 10 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements” for additional information regarding the Company’s commitments and contingencies.

The Company has adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is a non-amortizable asset, and is subject to an annual review for impairment. The carrying amount of goodwill is evaluated periodically.

The following is a discussion of the Company’s most critical accounting estimates, judgments and uncertainties that are inherent in the Company’s application of GAAP:

Accounting for oil and gas producing activities: The accounting for and disclosure of oil and gas producing activities requires the Company’s management to choose between GAAP alternatives and to make judgments about estimates of future uncertainties.

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

Proved reserve estimates. Estimates of the Company’s proved reserves included in this Report are prepared in accordance with GAAP and SEC guidelines. The accuracy of a reserve report estimate is a function of:

•	The quality and quantity of available data;
•	The interpretation of that data;
•	The accuracy of various mandated economic assumptions; and
•	The judgment of the persons preparing the estimate.

The Company’s proved reserve information included in this Report as of December 31, 2003 and 2002 was based on evaluations audited by independent petroleum engineers with respect to the Company’s major properties. Estimates prepared by other third parties may be higher or lower than those included herein.

Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

49

It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2003 is the current market value of the Company’s estimated proved reserves. In accordance with SEC requirements, the Company has based the estimated present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and cost may be materially higher or lower than the prices and costs as of the date of the estimate.

The Company’s estimates of proved reserves materially impact depletion expense. If the estimates of provide reserves decline, the rate at which the Company records depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may market uneconomic to drill for and produce higher cost fields. In addition, a decline in provided reserve estimates may impact the outcome of the Company’s assessment of its oil and gas producing properties for impairment.

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

Impairment of unproved oil and gas properties: Management periodically assesses individually significant unproved oil and gas properties for impairment, on a project-by-project basis. Management’s assessment of the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of such projects impact the amount and timing of impairments.

Asset Retirement Obligations: The Company has adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” effective January 1, 2003. Under this guidance, management is required to make judgments based on historical experience and future expectations regarding the future abandonment cost of its oil and gas properties and equipment as well as an estimate of the discount rate to be used in order to bring the estimated future cost to a present value. The discount rate is based on the risk free interest rate which is adjusted for the credit worthiness of the Company. The adjusted risk free rate is then applied to the estimated abandonment costs to arrive at the obligation existing at the end of the period under review. The Company reviews its estimate of the future obligation quarterly and accrues the estimated obligation based on the above.

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

We seek to fund and drill enough exploratory wells for commercial discoveries to make up for the cost of the inevitable dry holes that we can expect in the exploration business. We believe our existing inventory of projects bears a high enough ratio of potentially successful to unsuccessful projects to deliver value to our drilling partners and our shareholders from successful wells, in excess of the total costs of all successful and unsuccessful projects. Our future results will depend on our success in finding new reserves and commercial production, and there can be no assurance what revenue we can ultimately expect from any new discoveries.Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts for cash management functions.

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

In 2003, Tri-Valley Corporation began implementation of a two phase reverse circulation drilling program to confirm a suspected high grade potential deep placer gold target (“the Target”) at First Chance Creek along the northeast boundary of its 42-square mile claim block at Richardson, Alaska.

Very high grade samples from shafts dug near the creek had been reported in old Fairbanks newspapers around 1906 and Tri-Valley sampling of the creek and surrounds found distributed placer gold at surface. Tri-Valley’s project manager designed a program to test to bedrock 60-90 feet deep by drilling with reverse circulation equipment to bring material up the drill hole and pass it through a Denver Gold Saver to strip any gold before disposing of the drill spoil. The first phase called for 42 such holes to be drilled at three locations crossing the Creek valley and, if results were encouraging, an additional 66 holes in Phase II for a program total of 108 holes.

The general target area was 2,000 yards in length by 70 yards wide, covering approximately 29 acres in the claim block. It was management’s belief that the odds were favorable to indicate more than enough resource to justify the $265,000 expenditure of Phase I. And the results certainly did that.

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
Results of Operations

Comparison of years Ended December 31, 2003 and 2002

Balance Sheet

At December 31, 2003 we had $6,006,975 in cash compared to $1,936,294 for December 31, 2002. This represents, for the most part, cash invested by the OPUS I partners for the drilling of oil and gas wells in that limited partnership. Property and equipment is $431,380 less for the current period compared to last year because we sold to the OPUS I partnership some of the property that we had acquired in 2002. Deposits are $55,400 higher in 2003 than in 2002 because of a required increase in the deposit related to the Armstrong lawsuit.

49

Shareholder equity increased from $1,262,306 in 2002 to $1,851,783 for 2003. This increase was due mainly from net income after taxes.

Revenue

Revenue from oil and gas sales was $148,768 higher for the year ended 2003 compared to year ending 2002 due to increased price we received for our natural gas. Partnership income was up almost $12,000 this year over last year due to increased distribution to Tri-Valley from the operator of the partnership primarily attributable to higher natural gas prices. Interest income was $14,945 more for the year ended December 31, 2003 compared to year end 2002 due to more cash on hand during the year earning interest. Sales of oil and gas prospects is $18,998 higher this period compared to the same period last year.

Costs and Expenses

Mining expenses were $196,928 more for the period ended December 31, 2003 than for the same period in 2002. The costs increased this year because our 42 well reverse circulation exploratory drilling activity. Please see the precious metals section. Oil and gas lease activity was $183,362 for year-end 2003 and $224,320 for December 31, 2002. We did not acquire as many leases this year as we did in 2002. Cost of oil and gas prospects sold were $366,800 higher this year than in 2002. The prospects we sold this year had higher acquisition costs associated with them than prospects sold in 2002. General and administrative costs were higher this year than last year due in large part to increased travel costs and insurance premiums.

Comparison of Years Ended December 31, 2002 and 2001

Balance Sheet

We had $1,936,294 cash on hand at December 31, 2002 compared to $911,913 at December 31, 2001. This change was from receipt of funding of the OPUS-I drilling program. Accounts receivable were $44,393 greater this year compared to 2001 due to revenue due us from gas sold the end of 2002. Deposits were $212,000 higher due to our posting a bond in this amount pending the appeal of our judgment. See Litigation

State income taxes are $76,000 more in 2002 because the State of California removed the ability of companies to utilize tax loss carry-forward for two years. Prior to 2002 we were able to reduce our tax liability by using tax loss carry forwards accumulated from prior years. Accounts payable are $564,240 for the year ended December 31, 2002 compared to $297,001 for the same period in 2001. This increase is due to increased drilling activity in 2002.

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

49

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

Delay rentals for oil and gas leases amounted to $317,801 in 2003. Advance royalty payments and gold mining claims maintenance fees were $204,755 for the same period. We expect that approximately equal delay rentals and fees will be paid in 2004 from operating revenues.

Operating Activities

Net cash provided by operating activities was $3,548,942 for the year-end December 31, 2003, compared to $1,154,919 for the same period in 2002. This was primarily because we had an increase in advances from joint venture partners of $3,067,197. Net income was $313,021 less in 2003 ($456,109 for 2003 compared to $769,130 for 2002).

Investing Activities

Cash provided by investing activities in 2003 was $402,164 compared to ($174,185) for the same period in 2002. In 2003, this increase was from the sale of oil and gas prospects to the OPUS I drilling partnership and the reduction of capital expenditures.

Financing Activities

Cash provided by financing activities was $119,575 for the period ending December 31, 2003 compared to $43,647 for the same period in 2002. This was due to additional paid in capital resulting from issuance of stock to outside directors and the exercise of stock options.

49

Liquidity

The recoverability of the our oil and gas reserves depends on future events, including obtaining adequate financing for our exploration and development program, successfully completing our planned drilling program, and achieving a level of operating revenues that is sufficient to support our cost structure. At various times in our history, it has been necessary for us to raise additional capital through private placements of equity financing. When such a need has arisen, we have met it successfully. It is management’s belief that we will continue to be able to meet our needs for additional capital as such needs arise in the future. We may need additional capital to pay for our share of costs relating to the drilling prospects and development of those that are successful, and to acquire additional oil and gas leases. The total amount of our capital needs will be determined in part by the number of prospects generated within our exploration program and by the working interest that we retain in those prospects.

Should we choose to make an acquisition of producing oil and gas properties, such an acquisition would likely require that some portion of the purchase price be paid in cash, and thus would create the need for additional capital. Additional capital could be obtained from a combination of funding sources. The potential funding sources include:

•	Cash flow from operating activities,
•	Borrowings from financial institutions,
•	Debt offerings, which could increase our leverage and add to our need for cash to service such debt,
•	Additional offerings of our equity securities, which would cause dilution of our common stock,
•	Sales of portions of our working interest in the prospects within our exploration program, which would reduce future revenues from its exploration program,
•	Sale to an industry partner of a participation in our exploration program,
•	Sale of all or a portion of our producing oil and gas properties, which would reduce future revenues.

Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, there can be no assurances that capital will be available to us from any source or that, if available, it will be on terms acceptable to us.

49

ITEM 8: FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
INDEX

Page(s)

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

49

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

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California
February 13, 2004, except for Note 11,
whose date is March 24, 2004

49

TRI-VALLEY CORPORATIONONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(restated)
ASSETS
Current Assets
Cash	$ 6,006,975	$ 1,936,294
Accounts receivable, trade	163,825	151,618
Prepaid expenses	12,029	12,029

Total Current Assets	6,182,829	2,099,941

Property and Equipment, Net
Proved Properties	148,482	165,675
Unproved Properties	1,251,953	1,654,117
Other Property and Equipment	142,686	154,709
Total Property and Equipment, Net(Notes 1 and 2)	1,543,121	1,974,501

Other Assets
Deposits	372,105	316,705
Investments in partnerships (Note 1)	17,400	17,400
Goodwill (net of accumulated amortization of
$221,439 at December 31, 2002 and 2003)	212,414	212,414
Other	13,913	13,913

Total Other Assets	615,832	560,432

TOTAL ASSETS	$ 8,341,782	$ 4,634,874

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Notes payable (Note 3)	$ 9,985	$ 13,792
Income taxes payable	39,000	76,000
Accounts payable and accrued expenses	685,784	564,240
Amounts payable to joint venture participants	91,275	74,412
Advances from joint venture participants, net (Note 1)	5,647,150	2,617,333

Total Current Liabilities	6,473,194	3,345,777

Non-Current Liabilities
Deferred Tax Liability
Long-Term Portion of Notes Payable (Note 3)	16,805	26,791

Total Non-Current Liabilities	16,805	26,791

Total Liabilities	6,489,999	3,372,568

Shareholders’ Equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 20,097,627 and 19,726,348
issued and outstanding at December 31, 2003 and 2002,
Respectively	20,115	19,726
Less: common stock in treasury, at cost,
100,025 shares at December 31,
2003 and 2002.	(13,370)	(13,370)
Common stock receivable	-	(2,250)
Capital in excess of par value	9,010,453	8,879,724
Accumulated deficit	(7,165,415)	(7,621,524)

Total Shareholders’ Equity	1,851,783	1,262,306

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$ 8,341,782	$ 4,634,874

49

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2003	2002	2001
	(restated)

Revenues
Sale of oil and gas	$ 901,739	$ 752,971	$ 1,597,771
Royalty income	529	351	6,952
Partnership income	30,000	18,299	51,542
Gain on sale of property	-	-	-
Interest income	34,479	19,534	23,597
Sale of oil and gas prospects	5,440,780	5,421,782	218,426
Other income	56,718	71,971	231,899

Total Revenues	6,464,245	6,284,908	2,130,187

Costs and Expenses
Mining exploration costs	366,039	169,111	223,643
Oil and gas leases	183,362	224,320	91,440
Well workover	-	-	240,718
Severed acreage	-	-	174
Cost of oil and gas prospects sold	4,014,889	3,648,089	508,821
General and administrative	1,373,058	1,316,894	1,117,643
Depreciation, depletion and amortization	29,216	34,384	60,962
Interest	2,572	1,838	4,761
Well write-off	-	-	-
Impairment of acquisition costs	-	45,143	-

Total Costs and Expenses	5,969,136	5,439,779	2,248,162

Net Income (Loss) before Income Taxes	495,109	845,130	(117,975)

Tax Provision (Note 6)	39,000	76,000	-

Net Income (Loss)	$ 456,109	$ 769,130	$ (117,975)

Basic and Diluted Earnings (Loss) per Common Share	$ 0.02	$ 0.04	$ (0.00)
and Common Equivalent Share

Weighted Average Number of Shares Outstanding	19,801,785	19,702,054	19,495,693

49

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY

	Total			Capital in	Common
	Common	Treasury		Excess of	Stock	Accumulated	Treasury	Shareholders'
	Shares	Shares	Par Value	Par Value	Receivable	Deficit	Stock	Equity

Balance at
December 31, 2000,	19,554,748	163,925	19,555	8,666,688	-	(8,272,679)	(21,913)	391,651

Issuance of common stock	135,000	-	135	79,965	-	-	-	80,100
Net loss	-	-	-	-	-	(117,975)	-	(117,975)

Balance at
December 31, 2001	19,689,748	163,925	19,690	8,746,653	-	(8,390,654)	(21,913)	353,776

Issuance of common stock	36,600	(63,900)	36	133,071	-	-	8,543	141,650
Common stock receivable	-	-	-	-	(2,250)	-	-	(2,250)
Net income	-	-	-	-	-	769,130	-	769,130

Balance at
December 31, 2002	19,726,348	100,025	19,726	8,879,724	(2,250)	(7,621,524)	(13,370)	1,262,306

Issuance of common stock	371,279	-	389	1,442,439	-	-	-	1,442,828
Stock issuance cost	-	-	-	(1,311,710)	-	-	-	(1,311,710)
Common stock receivable	-	-	-	-	2,250	-	-	2,250
Net income	-	-	-	-	-	456,109	-	456,109

Balance at
December 31, 2003	20,097,627	100,025	$ 20,115	$ 9,010,453	$ -	$(7,165,415)	$ (13,370)	$ 1,851,783

49

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 456,109	$ 769,130	$ (117,975)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation, depletion, and amortization	29,216	34,384	60,962
Impairment, dry hole and other disposals of property	-	45,143	-
Land acquisition costs sold	-	122,315	-
(Gain) on sale of property	-	-	-
Non-employee stock compensation	-	119,700	23,100
Impairment, dry hole and other disposals of property
and equipment	-	-	-
Changes in operating capital:
(Increase) decrease in accounts receivable	(12,207)	(44,393)	711,136
Increase in prepaids	-	-	-
Increase in deposits and other assets	(55,400)	(212,000)	(4,600)
Increase (decrease) in income taxes payable	(37,000)	76,000	-
Increase (decrease) in accounts payable and accrued expenses	121,544	267,239	(284,016)
Increase (decrease) in amounts payable to joint venture
participants and related parties	16,863	14,781	(480,511)
Increase (decrease) in advances from joint venture
Participants	3,029,817	(37,380)	136,976

Net Cash Provided by Operating Activities	3,548,942	1,154,919	45,072

CASH FLOWS FROM INVESTING ACTIVITIES
Payments on notes receivable	-	-	125,000
Proceeds from sale of property	402,164	-	-
Capital expenditures	-	(184,185)	(702,613)
(Investment in) distribution from partnerships	-	10,000	19,958

Net Cash Provided (Used) by Investing Activities	402,164	(174,185)	(557,655)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	29,686	-
Principal payments on long-term debt	(13,793)	(5,739)	(6,074)
Proceeds from issuance of common stock	133,368	19,700	57,000

Sale of treasury stock	-	-	-
Stock issuance costs	-	-	-

Net Cash Provided by Financing Activities	119,575	43,647	50,926

Net Increase (Decrease) in Cash and Cash Equivalents	4,070,681	1,024,381	(461,657)

Cash at Beginning of Year	1,936,294	911,913	1,373,570

Cash at End of Year	$ 6,006,975	$ 1,936,294	$ 911,913

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$ 2,572	$ 1,838	$ 4,761

Income taxes paid	$ 40,000	$ 800	$ -

SUPPLEMENTAL NON-CASH ACTIVITIES:
Services paid with common stocks	$ 23,247	$ -	$ -

49

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003, 2002 AND 2001

NOTE 1 - GENERAL

History and Business Activity
Tri-Valley Corporation (“TVC” or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and precious metals properties and interests therein. Tri-Valley has two wholly owned subsidiaries. Tri-Valley Oil & Gas Company (“TVOG”) operates the oil & gas activities, and derives the majority of its revenue from sale of oil and gas properties. Tri-Valley Power Corporation is the other wholly owned subsidiary which is inactive at present time.

The Company conducts its oil and gas business primarily through Tri-Valley Oil & Gas Company. TVOG is engaged in the exploration, acquisition and production of oil and gas properties. Substantially all of the Company’s oil and gas reserves are located in northern California. In the fiscal year 1987, the Company added precious metals exploration. At present, the precious metals exploration activities are conducted directly by the parent, Tri-Valley Corporation. TVC has traditionally sought acquisition or merger opportunities within and outside of petroleum and mineral industries.

For purposes of reporting operating segments, the Company is involved in three areas. These are drilling and development, oil and gas production, and precious metals.

NOTE 2 - RESTATEMENT

Management determined that its accounting procedures for revenue and cost of sales related to turnkey drilling are no longer appropriate and required an adjustment for the fiscal year ended 2003.

The restatements for the year ended December 31, 2003 and the quarter ended March 31, 2004 have resulted from a change in the Company’s revenue recognition policy. The Company previously recognized revenues on turnkey drillings before the close of the books because full payment had been collected and the amounts were non refundable. The Company has changed its revenue recognition policy to book revenue only when the well is drilled to its target depth and/or logged. This change has caused drilling revenue and the related costs to decrease during the year ended December 31 2003 and increase in the first quarter of the year ended December 31 2004.

49

NOTE 2 - RESTATEMENT (Continued)

The following sets forth the significant effects of the aforementioned restatements to the Company’s consolidated financial statements for the fiscal year ended December 31, 2003:

	As Previously		As
	Reported	Adjustment	Restated	Reference

Sales of oil and gas prospects	$ 6,585,780	$(1,145,000)	$ 5,440,780	[1]
Total revenues	$ 7,609,245	$(1,145,000)	$ 6,464,245

Cost of oil and gas prospects sold	4,360,679	(345,790)	4,014,889	[2]
General and administrative	1,449,589	(76,531)	1,373,058	[3]
Total cost and expenses	6,391,463	(422,327)	5,969,136

Net income (loss) before income tax	1,217,782	(722,673)	495,109
Tax provision	58,000	(19,000)	39,000	[4]

Net income (loss)	1,159,782	(664,673)	456,109
Basic and diluted earnings (loss) per
common share and common equivalent	0.06	(0.04)	0.02

Property and equipment, net	$ 1,522,333	$ 20,788	$ 1,543,121	[5]

Total assets	8,320,992	20,790	8,341,782

Income tax payable	58,000	(19,000)	39,000	[4]
Accounts payable & accrued expenses	777,729	(91,945)	685,784	[3]
Advances from joint venture participants, net	4,811,742	835,408	5,647,150	[6]

Total current liabilities	5,748,731	724,463	6,473,194

Total liabilities	5,765,536	724,463	6,489,999

Accumulated deficit	(6,461,742)	(703,673)	(7,165,415)	[7]

Total shareholders' equity	2,555,456	(703,673)	1,851,783

Total liabilities and shareholders' equity	$ 8,320,992	$ 20,790	$ 8,341,782

49

NOTE 2 - RESTATEMENT (Continued)

The restatements to the financial statements for fiscal year ended December 1, 2003 are as follows:

1.	Recognition of sales related to turnkey drilling of total $1,145,000 was deferred to 2004 when oil or gas well was drilled to its target depth and/or logged.
2.	This amount of cost of oil and gas prospects was erroneously omitted in the previously filed statements of operations, although it’s included in the total cost
3.	Certain general and administration costs associated with the deferred turnkey revenue were also deferred to match with the revenue recognition.
4.  Tax provision decreased due to decrease in revenue recognized.
5.  The Company capitalized unproven properties that were previously expensed.
6.	Majority of the deferred turnkey revenue was adjusted as increase in advances from joint venture participants.
7.	The accumulated deficits were revised to mainly reflect the decrease in net turnkey drilling revenue.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

49

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates in the Preparation of Financial Statements (Continued)
Estimated reserves are used in the calculation of depletion, depreciation and amortization as well as the Company's assessment of proved oil and gas properties for impairment.

Cash Equivalent and Short-Term Investments
Cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with original maturities of three months or less.

Goodwill
The consolidated financial statements include the net assets purchased of Tri-Valley Corporation’s wholly owned oil and gas subsidiary, TVOG. Net assets are carried at their fair market value at the acquisition date. On January 1, 2002, Tri-Valley Corporation adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill is a non-amortizable asset, and is subject to an annual review for impairment. Prior to the implementation of SFAS 142, the Company had goodwill of $433,853 that was being amortized. The carrying amount of goodwill is evaluated periodically. Factors used in the evaluation include the Company’s ability to raise capital as a public company and anticipated cash flows from operating and non-operating mineral properties.

Advances from Joint Venture Participants
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

Supplemental Disclosure of Non-Cash Activities
During 2003, the Company issued 9,000 shares of common stock valued at $23,247, to outside consultants for services. The Company also issued 65,000 shares of common stock valued at $86,450, of which 50,000 shares were issued to its directors and 15,000 shares to its officers. In addition, a third party vendor exercised 500,000 common stock warrants in exchange for 255,387 shares of common stock (see Note 11 for detail).

Revenue Recognition

Sale of Oil and Gas
Crude oil and natural gas revenues are recognized as production takes place the title and risk of loss transfers to a third party purchaser, net of royalties, discounts, and allowances, as applicable.

49

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Sale of Oil and Gas Prospects
Oil and gas prospects are developed by the Company for sale to industry partners and investors. These prospects are usually exploratory, and include costs of leasing, acquisition, and other geological and geophysical costs (hereafter referred to as “GGLA”) plus a profit to the Company. Prior to 2002, the Company recognized revenue and profit from prospects sales when sold, irrespective of drilling commencement (“spudding”).

In 2003 and 2002 the Company changed its prospect offerings by inclusion of estimated costs of drilling in addition to GGLA costs. This offering is termed a “turnkey” exploratory drilling opportunity because investors are charged only one certain amount in return for Tri-Valley drilling a well to the agreed total depth.

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

Receivables from and amounts payable to these related parties (as well as other related parties) have been segregated in the accompanying financial statements. For turnkey projects, amounts received for drilling activities, which have not been spudded are deferred and remain within the joint venture liability, in accordance with the Company’s revenue recognition policies. Revenue is recognized upon the commencement of drilling operations. Actual or estimated costs to complete the drilling are charged as costs against this revenue.

49

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Property and Equipment (Successful Efforts)
The Company accounts for its oil and gas exploration and development costs using the Successful Efforts Method. Under this method, costs to acquire mineral interests in oil and gas properties, to drill and complete exploratory wells that find proved reserves and to drill and complete development wells are capitalized. Exploratory dry-hole costs, geological and geophysical costs and costs of carrying and retaining unproved properties are expensed when incurred, except those GGLA expenditures incurred on behalf of joint venture drilling projects, which the Company defers until the GGLA is sold at the completion of project funding and the target prospect is drilled. Expenditures incurred in drilling exploratory wells are accumulated as work in process until the Company determines whether the well has encountered commercial oil and gas reserves.

If the well has encountered commercial reserves, the accumulated cost is transferred to oil and gas properties; otherwise, the accumulated cost, net of salvage value, is charged to dry hole expense. If the well has encountered commercial reserves but cannot be classified as proved within one year after discovery, then the well is considered to be impaired, and the capitalized costs (net of any salvage value) of drilling the well are charged to expense. In 2003, 2002, and 2001 there was $0, $45,143, and $0 respectively, charged to expense for impairment of exploratory well costs. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method based upon estimated proved developed reserves.

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

49

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Other Properties and Equipment
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

Fair value of financial instruments is estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

49

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation Plans
The Company has adopted only the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and has elected to continue to record stock-based compensation expense using the intrinsic-value approach prescribed by Accounting Principles Board ("APB") Opinion 25. The application of APB Opinion 25 has further been clarified by Financial Accounting Standards Board ("FASB") Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation". Under APB No. 25, because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. However, SFAS No. 123, “Accounting for Stock-Based Compensation,” requires presentation of pro forma information as if the company had accounted for its employee stock options and performance awards granted subsequent to December 31, 1994, under the fair value of that statement.

For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of grant is charged to expense as the employee stock options are fully vested upon grant. Under the fair value method, the company’s net income (loss) and earnings (loss) per share would have been as follows:

		December 31,	December 31,	December 31,
		2003	2002	2001
		(restated)

Net Income	As reported	$ 456,109	$ 769,130	$ (117,975)
	Pro forma	399,009	769,130	(978,415)

Earnings per share	As reported	0.02	0.04	(0.01)
	Pro forma	0.05	0.04	(0.05)

Diluted earnings	As reported	0.02	0.04	(0.01)
per share	Pro forma	0.05	0.03	(0.05)

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

49

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements
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

Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement No. 142. Statement No. 141 will require, upon adoption of Statement No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement No. 141 for recognition apart from goodwill. Upon adoption of Statement No. 142, the Company has reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations. No material amortization adjustments have been necessary. The Company had unamortized goodwill in the amount of $212,414 all of which was, at the date of adoption, subject to the provisions of Statements 141 and 142. Amortization expense related to goodwill was $10,846 for the fiscal years 2001. There was no goodwill impairment recognition for either 2002 or 2003. The adoption of these statements did not have a material effect on its financial position, results of operations or cash flows.

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

49

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)
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

49

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)
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

Sarbanes-Oxley Act Of 2002
Section 404 of the Sarbanes-Oxley Act of 2002 requires public Companies to report on both internal controls over financial reporting and disclosure controls and procedures. Internal controls over financial reporting refers to:

(a)  controls to ensure that a Company’s information systems record financial information that allows the Company to issue fair and accurate financial statements;
(b)  controls that ensure against unauthorized receipts and expenditures; and
(c)  controls to prevent and detect unauthorized acquisition, use or disposition of the assets.

Disclosure controls and procedures refer to controls that ensure that all information that must be reported to the Securities and Exchange Commission is received by management on a timely basis.

The Company must report on the effectiveness of both financial reporting controls and disclosure controls. The effectiveness of internal controls over financial reporting must be evaluated by management, and reported on in the Company’s annual report filed with the SEC.

49

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sarbanes-Oxley Act Of 2002 (Continued)
The Company’s independent auditors must attest to management’s evaluation of internal controls, and must issue their report, stating whether they agree with management’s assessment. In addition, the Company is required to report any changes in their internal controls in their quarterly reported filed with the SEC.

NOTE 4 - PROPERTY AND EQUIPMENT

Oil and gas properties, and equipment and fixtures consist of the following:

	December 31,
	2003	2002
Oil and gas - California
Proved properties, gross	$ 752,705	$ 752,705
- accumulated depletion	(604,223)	(587,030)
	148,482	165,675
Unproved properties	1,251,953	1,654,117

Total oil and gas properties	1,400,435	1,819,792

Other property and equipment
Land	12,281	12,281
Building	50,395	50,395
Transmission tower	45,000	45,000
Office equipment, vehicle, and leasehold improvements	218,514	218,515
(table continued in following page)

49

NOTE 4 - PROPERTY AND EQUIPMENT (Continued)

	December 31,
(table continued from previous page)	2003	2002

Total other property and equipment	$ 326,190	$ 326,191
- Accumulated depreciation	(183,504)	(171,482)

Other property and equipment, net	142,686	154,709

Property and equipment, net	$ 1,543,121	$ 1,974,501

NOTE 5 - NOTES PAYABLE
	December 31,
	2003	2002

Note payable to Union Bank dated July 29,2002;
secured by a vehicle; interest at 8.3%; payable
in 60 monthly installments of $602.	$ 22,437	$ 27,638

Note payable to Imperial Premium Finance, Inc.,
dated June 9, 1997; secured by contractual policy;
interest at 12.00%; payable in monthly installments
of $680 including interest.	-	4,574

Note payable to Union Bank, dated January
15, 2000; secured by a vehicle; interest at 8.5%;
payable in 60 monthly installments of $380.	4,353	8,371
	26,790	40,583
Less current portion	9,985	13,792

Long-term portion of notes payable	$ 16,805	$ 26,791

Maturities of long-term debt for the years subsequent to December 31, 2003 are as follows:

2004	$ 9,985
2005	6,100
2006	6,606
2007	4,099

$ 26,790

49

NOTE 6 - RELATED PARTY TRANSACTIONS

Employee Stock Options
The Company has a qualified and a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and nonemployee directors of the Company.

The option price, number of shares and grant date are determined at the discretion of the Company’s board of directors. Options granted under the plans are exercisable immediately; however, the plan expires in August 2008.

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

Year	Expected Life	Expected Dividends	Expected Volatility	Risk-Free Interest Rates
2003	4	None	88%	3.00
2002	5	None	98.04%	3.86
2001	6	None	122%	4.85

Expected life of 4, 5, and 6 years for 2003, 2002 and 2001, respectively, no expected dividends, expected volatility of 88 percent for 2003, 98.04 percent for 2002, and 122 percent for 2001 and risk-free interest rates of 3.00, 3.86, and 4.85 percent, respectively.

49

NOTE 6 - RELATED PARTY TRANSACTIONS

Employee Stock Options (Continued)
A summary of the status of the Company's fixed stock option plan as of December 31, 2003 and 2002, and changes during the years ending on those dates is presented below:

	2003		2002		2001
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Fixed Options
Outstanding at beginning of year	2,960,500	$ 1.25	3,229,000	$ 1.26	2,644,000	$ 1.20
Granted	100,000	$ 1.33	-	$ -	700,000	$ 1.35
Exercised	(41,900)	$ 0.50	(20,500)	$ 0.50	(115,000)	$ 1.50
Cancelled	-	$ -	(248,000)	$ 1.36	-

Outstanding at end of year	3,018,600	$ 1.27	2,960,500	$ 1.25	3,229,000	$ 1.26

Options exercisable at year-end	3,018,600		2,960,500		3,229,000

Available for issuance	610,400

Weighted-average fair value of options
granted during the year	$ 0.96		$ -		$ 1.22

The following table summarizes information about fixed stock options outstanding at December 31, 2003:

	Options Outstanding and Exercisable
		Weighted-Average
	Number Outstanding	Remaining	Weighted-Average
Range of Exercise Prices	at December 31, 2003	Contractual Life	Exercise Price

$.50 - $2.43	3,018,600	4.72	$1.27

49

NOTE 6 - RELATED PARTY TRANSACTIONS

Partnerships
Tri-Valley is a general partner and operator of the Tri-Valley Oil & Gas Exploration Programs 1971-1, Martins-Severin, and Opus I Partnerships. The Company accounts for these partnerships on the equity method. Oil and gas income follows:

	December 31,	December 31,	December 31,
	2003	2002	2001

Partnership income, net of expenses	$ 30,000	$ 18,299	$ 51,542

NOTE 7 - EARNINGS PER SHARE

Year	Full Year Basic Earnings (Loss) Per Share	Weighted-Average Shares Outstanding	Diluted Earnings (Loss) Per Share	Diluted Earnings Weighted-Average Share Outstanding Plus Common Stock Equivalents	Common Stock Equivalents Excluded from Diluted Earnings Per Share
2003	$ 0.02	19,801,785	$ 0.05	$ 3,018,600	$ -
2002	0.04	19,702,054	0.03	2,698,500	960,000
2001	(0.01)	19,495,693	(0.01)	-	3,279,000

The diluted earning per share amounts are based on weighted-average shares outstanding plus common stock equivalents. Common stock equivalents include stock options and awards, and common stock warrants. Common stock equivalents excluded from the calculation of diluted earnings per share due to the effect was antidilutive.

NOTE 8 - INCOME TAXES

At December 31, 2003, the Company had available net operating loss carry forwards for financial statements and federal income tax purposes of approximately $760,000 (restated). These loss carryforwards expire between 2004 and 2014.

49

NOTE 8 - INCOME TAXES (Continued)

The components of the net deferred tax assets were as follows:

	December 31,	December 31,	December 31,
	2003	2002	2001
	(restated)
Deferred tax assets:
Net operating loss carryforwards	$ 345,727	$ 45,667	$ 606,550
Statutory depletion carryforwards	339,007	297,217	291,276

Total deferred tax assets	684,734	342,884	897,826
Valuation allowance	(684,734)	(342,884)	(897,826)

Net deferred tax assets	$ -	$ -	$ -

A full valuation allowance has been established for the deferred tax assets generated by net operating loss and statutory depletion carryforwards due to the uncertainty of future utilization.

The reconciliation of federal taxable income follows:

	December 31,	December 31,	December 31,
	2003	2002	2001
	(restated)

Income (loss) before tax	$ 495,109	$ 845,130	$ (117,975)

Computed "expected" tax (benefit)	$ 168,000	$ 304,344	$ (40,112)

State tax liability	39,000	76,000	-

Utilization (non-utilization) of operating loss carryover	(168,000)	(304,344)	40,112

Total income tax provision	$ 39,000	$ 76,000	$ -

49

NOTE 9 - MAJOR CUSTOMERS

Oil and Gas
Substantially all oil and gas sales have occurred in the northern California gas market.

The Company received substantially all of its oil and gas revenue from one customer. The oil and gas sales to this one customer amounted to $901,739, $752,971 and $1,597,771 for the year ended December 31, 2003, 2002, and 2001, respectively.

NOTE 10 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company adopted SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information” in 1998, which changes the way the Company reports information about its operating segments.

The Company identifies reportable segments by product. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss.

The Company also includes interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss.

The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Principles (see Note 1).

The Company's operations are classified into three principal industry segments. Following is a summary of segmented information for 2003, 2002, and 2001:

	Oil and Gas	Precious	Drilling and
	Production	Metals	Development	Total
Year ended December 31, 2003			(restated)	(restated)

Revenues from external customers	$ 932,268	$ -	$ 5440,780	$ 6,373,048

Interest revenue	$ 34,479	$ -	$ -	$ 34,479

Interest expense	$ 2,572	$ -	$ -	$ 2,572

Expenditures for segment assets	$ -	$ -	$ -	$ -

49

NOTE 10 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas	Precious	Drilling and
	Production	Metals	Development	Total
Year ended December 31, 2003			(restated)	(restated)
(Continued)
Depreciation, depletion, and amortization	$ 29,216	$ -	$ -	$ 29,216

Total assets	$ 8,341,782	$ -	$ -	$ 8,341,782

Net income (loss)	$ (624,280)	$ (366,039)	$ 1,446,428	$ 456,109

Year ended December 31, 2002
Revenues from external customers	$ 771,621	$ -	$ 5,421,782	$ 6,193,403

Interest revenue	$ 19,534	$ -	$ -	$ 19,534

Interest expense	$ 1,838	$ -	$ -	$ 1,838

Expenditures for segment assets	$ 155,132	$ -	$ -	$ 155,132

Depreciation, depletion, and amortization	$ 34,384	$ -	$ -	$ 34,384

Total assets	$ 4,634,874	$ -	$ -	$ 4,634,874

Net income (loss)	$ (835,452)	$ (169,111)	$ 1,773,693	$ 769,130

Year ended December 31, 2001
Revenues from external customers	$ 1,656,265	$ -	$ -	$ 1,656,265

Interest revenue	$ 23,597	$ -	$ -	$ 23,597

Interest expense	$ 4,761	$ -	$ -	$ 4,761

Expenditures for segment assets	$ 702,613	$ -	$ -	$ 702,613

Depreciation, depletion, and amortization	$ 60,962	$ -	$ -	$ 60,962

Total assets	$ 3,381,757	$ -	$ -	$ 3,381,757

Net income (loss)	$ 396,063	$ (223,643)	$ (290,395)	$ (117,975)

49

NOTE 11 - COMMON STOCK

During 2003 we issued the following shares of common stock. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

-	One officer, one former employee, and one private individual exercised options to purchase 41,900 common shares at $.50 each.

-	One private individual purchased 3,000 common stock shares at $1.35 each.

-	We issued 15,000 shares to the Company’s officers. The closing market price of our common stock on the date we awarded these shares was $1.36.

-	We issued 50,000 shares to the Company’s outside directors. The closing market price of our common stock on the date we awarded these shares was $1.33

-	We issued 6,000 shares to a consultant for service. The closing market price of our common stock on the date we awarded these shares was $3.20.

-	We issued 255,387 common shares to Swartz Private Equity, LLC (see Note 10).

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Litigation
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

49

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

Contingencies (Continued)
The amount of such obligations is indeterminate and will depend on such factors as the unknown nature and extent of contamination, the unknown timing, extent and method of remedial actions which may be required, the determination of the Company's liability in proportion to other responsible parties, and the state of the law.

Natural Gas Contracts
The Company sells its gas under three separate gas contracts. Each of the contracts is effective for a twelve-month period and is renegotiated annually. During 2003, 2002, and 2001, the Company sold all of its produced gas under these agreements. The terms of the agreements are identical among the contracts. During 2003, 2002, and 2001, the terms of the agreements were as follows: 100% of the produced gas was sold at the monthly spot price.

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

Opus
In May of 2001 the Company began raising funds for a one hundred million dollars exploration drilling program named OPUS-I. The program calls for the drilling of 26 prospects, 23 in California and 3 in Nevada. As of December 31, 2003 the program has drilled seven wells in which two were dry holes, the remaining wells are currently being tested or evaluated for further work. The drilling portion of these prospects is turn keyed, meaning the drilling portion is done for a fixed cost and the completion portion is done at the actual cost.

49

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

Opus (Continued)
The Opus Drilling Program joint venture status at December 31, 2003 is as follows:

Total Opus Contributions	$ 19,767,438
Total Opus Expenditures	$ 15,911,488
Advances	$ 3,855,950

Ekho
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

Total Ekho joint venture contributions	$ 10,604,300
Total Ekho joint venture expenditures	$ 10,878,236
Interest credited to the joint account	$ 246,749

Leases
The Company leases its office space on a month to month basis.

Stock Sale Agreement
Effective February 6, 2002, the Company completed a Securities Act registration of 8,500,000 shares of its common stock to be sold to Swartz Private Equity, LLC (“Swartz”) under an Investment Agreement dated September 13, 2001 for a total value of up to $15,000,000, subject to a formula based on the Company's stock price and trading volume, over a three year period beginning from the effective date of the registration.

Under the Investment Agreement with Swartz, when the common shares are sold to Swartz the Company will receive the lesser of (1) 93% of the market price for the Company’s stock or (2) the market price minus $0.12 per share. The number of shares sold to Swartz may not exceed 15% of the aggregate trading volume during the twenty trading days following the date the Company invokes a put right, and is subject to other volume limitations.

49

NOTE 10 - COMMITMENTS AND CONTINGENCIES (Continued)

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

1

SUPPLEMENTAL INFORMATION

SUPPLEMENTAL INFORMATION

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

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission (“SEC”). Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management’s assessment of future profitability or future cash flows to the Company. Management’s investment and operating decisions are based upon reserve estimates that include proved reserves as well as probable reserves, and upon different price and cost assumptions from those used here.

It should be recognized that applying current costs and prices and a 10 percent standard discount rate does not convey fair market value. The discounted amounts arrived at are only one measure of the value of proved reserves.

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:

	December 31,	December 31,	December 31,
	2003	2002	2001
	(restated)
Aggregate capitalized costs:
Proved properties	$ 752,705	$ 752,705	$ 752,705
Unproved properties	1,251,953	1,654,117	1,692,703
Accumulated depletion, depreciation and amortization	(604,223)	(587,030)	(562,310)

Net capitalized assets	$ 1,400,435	$ 1,819,792	$ 1,833,098

Supplemental Information
Page Two

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:

	December 31,	December 31,	December 31,
	2003	2002	2001
(restated)
Acquisition of producing properties and productive and non-productive acreage	$ -	$ -	$ -

Exploration costs and development activities	$ -	$ 45,143	$ -

Results Of Operations From Oil And Gas Producing Activities
The results of operations from oil and gas producing activities are as follows:

	December 31,	December 31,	December 31,
	2003	2002	2001
	(restated)
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

Supplemental Information
Page Three

Changes In Estimated Reserve Quantities
The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2003, 2002, and 2001, and changes in such quantities during each of the years then ended, were as follows:

	December 31, 2003		December 31, 2002		December 31, 2001
	(restated)
	Oil	Gas	Oil	Gas	Oil	Gas
	(BBL)	(MCF)	(BBL)	(MCF)	(BBL)	(MCF)

Proved developed and undeveloped reserves:
Beginning of year	150	1,492,245	164	1,684,757	299	1,842,672
Revisions of previous estimates extensions, discoveries and other additions	37	(115,365)	15	40,066	(121)	72,477
Net reserve additions	-	36,982	-	-	-	-
Production	(25)	(162,314)	(29)	(232,578)	(14)	(230,392)

End of year	162	1,251,548	150	1,492,245	164	1,684,757

Proved developed reserves:
Beginning of year	150	1,492,245	164	1,684,757	299	1,842,672

End of year	162	1,251,548	150	1,492,245	164	1,684,757

Standardized Measure Of Discounted Future Net Cash Flows Relating To Proved Oil And Gas Reserves
A standardized measure of discounted future net cash flows is presented below for the year ended December 31, 2003, 2002, and 2001.

The future net cash inflows are developed as follows:

(1)	Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
(2)	The estimated future production of proved reserves is priced on the basis of year-end prices.
(3)	The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year end cost estimates.
(4) The resulting future net revenue streams are reduced to present value amounts by applying a ten percent discount.

Supplemental Information
Page Four

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

	December 31,	December 31,	December 31,
	2003	2002	2001
	(restated)

Future cash in flows	$ 5,973,197	$ 5,791,416	$ 4,231,473
Future production and development costs	(1,376,902)	(1,297,906)	(1,293,017)
Future income tax expenses	(1,134,811)	(1,202,626)	(430,547)
Future net cash flows	3,461,484	3,290,884	2,507,909
10% annual discount for estimated timing of cash flows	1,190,852	1,066,614	1,502,899
Standardized measure of discounted future net cash flow	$ 2,270,632	$ 2,224,270	$ 1,005,010

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

Supplemental Information
Page Five

Changes In Standardized Measure Of Discounted Future Net Cash Flow From Proved Reserve Quantities (Continued)
The "Net change in income taxes" is computed as the change in present value of future income taxes.

	December 31,	December 31,	December 31,
	2003	2002	2001
	(restated)
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

Supplemental Information
Page Five

Quarterly Financial Data (unaudited)

2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
			(restated)	(restated)
Operating Revenues	$ 276,780	$ 1,190,371	$ 3,137,062	$ 1,860,032

Net Income (Loss)	$ (421,407)	$ (152,183)	$ 172,570	$ 896,129

Net Income (Loss) per Common Share	$ (0.02)	$ (0.00)	$ 0.00	$ 0.04

2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$ 182,734	$ 857,241	$ 3,923,875	$ 1,321,058

Net Income (Loss)	$ (264,117)	$ (360,283)	$ 1,071,553	$ 321,977

Net Income (Loss) per Common Share	$ (0.01)	$ (0.02)	$ 0.05	$ 0.02

2001
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$ 749,810	$ 14,146	$ 298,560	$ 467,671

Net Income (Loss)	$ 252,254	$ 64,206	$ (172,172)	$ (262,263)

Net Income (Loss) per Common Share	$ 0.01	$ -	$ (0.01)	$ -

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

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

PART III

ITEM 10. Directors and Executive Officers of the Registrant

All directors of the Company serve one year terms from the time of their election to the time their successor is elected and qualified. The following information is furnished with respect to each director and executive officer:

		Year First
		Became Director or	Position With
Name of Director	Age	Executive Officer	Company

F. Lynn Blystone	68	1974	President, CEO, Director, TVC
			CEO and Director, TVOG
			President, CEO, Director, TVPC

Dennis P. Lockhart(1)	57	1982	Director

Milton J. Carlson(1)	73	1985	Director

Harold J. Noyes	55	2002	Director

Loren J. Miller(1)	59	1992	Director

C. Chase Hoffman	81	2000	Director

Thomas J. Cunningham	61	1997	Treasurer, Chief Financial Officer and
			Secretary, TVC, TVOG, and TVPC

Joseph R. Kandle	61	1999	President, TVOG

(1)- Member of Audit Committee

F. Lynn Blystone - 68	President and Chief Executive Officer of Tri-Valley Corporation and Tri-Valley Power Corporation, and CEO of Tri-Valley Oil & Gas Company, which are two wholly owned subsidiaries of Tri-Valley Corporation, Bakersfield, California	1974

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

Mr. Lockhart is a professor at Georgetown University. He was previously Managing Partner of Zephyr Management L.P., an international private equity investment fund sponsor/manager headquartered in New York. He remains a partner in this firm. He is also (non-executive) Chairman of the Small Enterprise Assistance Funds (SEAF),a not-for-profit operator of emerging markets venture capital funds focused on the small and mid-sized company sector. He is a director of CapitalSource Inc. (NYSE) and SMELoan Asia/Maveo Systems (private, Hong Kong based). In 2002 and 2003 he was an Adjunct Professor at the Johns Hopkins University School of Advanced International Studies. From 1988 to 2001, he was President of Heller International Group Inc., a non-bank corporate and commercial finance company operating in 20 countries, and a director of the group’s parent, Heller Financial Inc. From 1971 to 1988 he held a variety of international and domestic positions at Citibank/Citicorp (now Citigroup) including assignments in Lebanon, Saudi Arabia, Greece, Iran and the bank’s Latin American group in New York. In 1999, he was Chairman of the Advisory Committee of the U.S. Export Import Bank. He is a graduate of Stanford University and The John Hopkins University School of Advanced International Studies. He also attended the Senior Executive Program at the Sloan School of Management, Massachusetts Institute of Technology.

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

Thomas J. Cunningham - 61	Secretary, Treasurer and Chief Financial Officer of Tri-Valley Corporation, and its wholly owned subsidiaries, Tri-Valley Oil & Gas Company and Tri-Valley Power Corporation, Bakersfield, California	1997

Named as Tri-Valley Corporation’s treasurer and chief financial officer in February 1997, and as corporate secretary on December 1998. From 1987 to 1997 he was a self employed management consultant in finance, marketing and human resources. Prior to that he was executive vice president, chief financial officer and director for Star Resources from 1977 to 1987. He was the controller for Tucker Drilling Company from 1974 to 1977. He has over 25 years experience in corporate finance, Securities Exchange Commission public company reporting, shareholder relations and employee benefits. He received his education from Angelo State University, Texas.

Joseph R. Kandle - 61	President and Chief Operating Officer Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	1998

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

We carry key man life insurance of $500,000 on Mr. Blystone's life.

Aggregated 2003 Option Exercises and Year-End Values

The following table summarizes the number and value of all unexercised stock options held by the Named Officer and the Directors at the end of 2003.

( a )	(b)	(c)	(d)	(e)
			Number of Securities	Value of Unexercised In-
			Underlying Unexercised	The-Money Options/SARs
			Options/SARs at FY-End (#)	at FY-End ($)*
Shares Acquired On Exercise (#)
Name		Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
F. Lynn Blystone	11,900	$41,970	874,600/0	$2,765,440/0

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

None.

ITEM 14. Principal Accountant Fees and Services

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

14.1	Code of Business Conduct & Ethics
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company's form 10-KSB/A, Amendment No. 3 to Form 10-KSB for the year ended December 31, 2000, filed December 14, 2001.
31.1	Certifications Pursuant to 18 U.S.C. §1350.

(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 2005	By:/s/ F. Lynn Blystone
F. Lynn Blystone
President, Chief Executive Officer and
Director

March 28, 2005	By:/s/ Thomas J. Cunningham
Thomas J. Cunningham
Secretary, Treasurer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:

March 28, 2005	By:/s/ Milton J. Carlson
Milton J. Carlson, Director

March 28, 2005	By:/s/ C. Chase Hoffman
C. Chase Hoffman, Director

March 28, 2005	By:/s/ Dennis P. Lockhart
Dennis P. Lockhart, Director

March 28, 2005	By:/s/ Loren J. Miller
Loren J. Miller, Director

March 28, 2005	By:/s/ Harold J. Noyes
Harold J. Noyes, Director

Certificate of Chief Executive Officer

I, F. Lynn Blystone, certify that:

1. I have reviewed this quarterly report on Form 10-K of Tri-Valley Corporation (“Tri-Valley”)

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

4. Tri-Valley’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for Tri-Valley and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to Tri-Valley, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of Tri-Valley's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. Tri-Valley’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28 2005
F. Lynn Blystone, President and Chief Executive Officer
Certificate of Chief Financial Officer

I, Thomas J. Cunningham, certify that:

1. I have reviewed this annual report on Form 10-K of Tri-Valley Corporation. (“Tri-Valley”)

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

4. Tri-Valley’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for Tri-Valley and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to Tri-Valley, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of Tri-Valley's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

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

6. Tri-Valley’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2005
Thomas J. Cunningham, Chief Financial Officer

Exhibit 99.1

Certifications Pursuant to 18 U.S.C. § 1350

The undersigned officer certifies that this Annual Report on Form 10-K complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Date:	March 28, 2005
Tri-Valley Corporation
By:	F. Lynn Blystone
F. Lynn Blystone, Chief Executive Officer

The undersigned officer certifies that this Annual Report on Form 10-K complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Date:	March 28, 2005
Tri-Valley Corporation
By:	Thomas J. Cunningham
Thomas J. Cunningham, Chief Financial Officer

TRI-VALLEY CORPORATION

CODE OF BUSINESS CONDUCT & ETHICS

General Philosophy

Tri-Valley Corporation and its subsidiaries (“Tri-Valley”) and each of its directors, officers and employees must conduct their affairs with uncompromising honesty and integrity. Business ethics are no different than personal ethics. The same high standard applies to both. As an employee of Tri-Valley or any of its subsidiaries, you are required to adhere to the highest standard. The ethical standards set forth in this code reflect who we are and are the standards by which we choose to be judged.

Our employees are expected to be honest and ethical in dealing with each other, with clients, vendors, and all other third parties. Doing the right thing means doing it right every time.

You must also respect the rights of your fellow co-workers and third parties. Your actions must be free from discrimination, libel, slander or harassment. Each person must be accorded equal opportunity regardless of age, race, sex, color, creed, religion, national origin, marital status, veteran’s status, handicap or disability.

Misconduct cannot be excused because it was directed or requested by another. In this regard, you are expected to alert management whenever an illegal, dishonest or unethical act is discovered or suspected. You will never be penalized for reporting your discoveries or suspicions. There will be no reprisals for the good faith reporting of a perceived violation. Reports of a violation will be investigated promptly and the matter will be treated, to the extent possible, as confidential. In addition to (or instead of) reporting the matter to Tri-Valley’s management, employees may report violations by senior management (and must report violations involving financial accounting and reporting) to the chairperson of our audit committee, who is an independent director and who does not report to our president or other senior management of Tri-Valley.

The following statements concern frequently raised ethical concerns. Violations of this code are serious matters that may result in disciplinary actions, up to and including termination. In addition, violations of the law may result in fines, penalties or other legal remedies imposed by regulatory and law enforcement authorities.

Conflicts of Interest

You must avoid any personal activity, investment or association which could appear to interfere with good judgment concerning Tri-Valley’s best interests. You may not exploit your position or relationship with Tri-Valley for personal gain. You should avoid even the appearance of such a conflict. For example, there is a likely conflict of interest if you:

cause Tri-Valley to engage in business transactions with relatives or friends;
use nonpublic Tri-Valley, client or vendor information for personal gain by you, relatives or friends (including securities transactions based on such information);
have more than a modest financial interest in Tri-Valley’s vendors, clients or competitors;
receive a loan or guarantee of obligations from Tri-Valley or a third party as a result of your position at Tri-Valley;
work simultaneously for Tri-Valley and a competitor, customer or supplier; or
compete, or prepare to compete, with Tri-Valley while still employed by Tri-Valley.

A conflict of interest exists when a person’s private interest interferes in any way with the interests of Tri-Valley. If you have concerns about any situation, management (with the help of our legal counsel) can assist you.

Gifts, Bribes and Kickbacks

Other than for modest gifts given or received in the normal course of business (including travel or entertainment), neither you nor your relatives may give gifts to, or receive gifts from, Tri-Valley’s clients or vendors. Other gifts may be given or accepted only with prior approval of your senior management and in no event should you put Tri-Valley or yourself in a position that would be embarrassing if the gift was made public.

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

Securities Trading

It is usually illegal to buy or sell securities using material information not available to the public. This “inside” information includes, but is not limited to, information that Tri-Valley has not released to the general public about significant contracts, claims, liabilities, major litigation, potential sales, mergers or acquisitions, and oil, gas and mineral plans, activities, discoveries, forecasts or budgets.

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

Provisions Applicable to the Chief Executive Officer and Chief Financial Officer

Our chief executive officer (“CEO”) and chief financial officer (“CFO”) are responsible for full, fair, accurate, timely and understandable disclosure in our periodic reports required to be filed with the Securities and Exchange Commission. As a result, in addition to the remaining provisions in this code, the CEO and CFO shall:

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

develop and maintain the skills necessary and relevant to Tri-Valley’s needs with respect to maintenance of adequate disclosure controls and internal controls and procedures; and
proactively promote ethical and honest behavior within Tri-Valley.

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
fraud or deliberate error in recording and maintaining our financial records;
deficiencies in or noncompliance with our internal accounting controls;
misrepresentations or false statements to or by a senior officer with respect to a matter contained in our financial records, financial reports or audit reports, or deviation from full and fair reporting of our financial condition.

Reports to the secretary of the audit committee may be made to:

Milt Carlson
2620 Mission Trail Way
Kalispell, MT 59901

Conclusion

In the final analysis, you are the guardian of Tri-Valley’s ethics. While there are no universal rules, when in doubt ask yourself:

Will my actions be ethical in every respect and fully comply with the law and with Tri-Valley policies?
Will my actions have the appearance of impropriety?
Will my actions be questioned by my supervisors, associates, clients, family and the general public?
Am I trying to fool anyone, including myself, as to the propriety of my actions?

If you are uncomfortable with your answer to any of the above, you should not take the contemplated actions without first discussing them with management.

Any employee who ignores or violates any of Tri-Valley’s ethical standards, and any manager who penalizes a subordinate for trying to follow these ethical standards, will be subject to corrective action, including immediate dismissal. However, it is not the threat of discipline that should govern your actions. We hope you share our belief that a dedicated commitment to ethical behavior is the right thing to do and is good business.