Form 10-K/A
period 2003-12-31
TRI VALLEY CORP
filed 2005-03-30
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

Exhibit Index appears on page 45

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California
February 13, 2004, except for Note 11,
whose date is March 24, 2004

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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
(table continued in following page)

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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

2

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
Harold J. Noyes, Director

Exhibit 31.1

Certification

I, F. Lynn Blystone, certify that:

1. I have reviewed this annual report on Form 10-K of Tri-Valley Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report fairly present, in all material respects, the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for registrant and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. evaluated the effectiveness of registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. disclosed in this report any change in registrant’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to our auditors and the audit committee of registrant’s board of directors:

a. all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect registrant’s ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in registrant’s internal control over financial reporting.

Date: March 24, 2005	By:	/s/F. Lynn Blystone
F. Lynn Blystone, President and Chief Executive Officer

Exhibit 31.2

Certification

I, Thomas J. Cunningham, certify that:

1. I have reviewed this annual report on Form 10-K of Tri-Valley Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements and other financial information included in this report fairly present, in all material respects, the financial condition, results of operations and cash flows of registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for registrant and have:

a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c. evaluated the effectiveness of registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d. disclosed in this report any change in registrant’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to our auditors and the audit committee of registrant’s board of directors:

a. all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect registrant’s ability to record, process, summarize and report financial information; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in registrant’s internal control over financial reporting.

Date: March 24, 2005	By:	/s/Thomas J. Cunningham
Thomas J. Cunningham, Secretary, Treasurer and Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

Certification Pursuant to 18 U.S.C. § 1350

The undersigned officer certifies that this Annual Report on Form 10-K complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Date:	March 24, 2005
By:	F. Lynn Blystone
F. Lynn Blystone, Chief Executive Officer, Tri-Valley Corporation

Exhibit 32.2

Certification Pursuant to 18 U.S.C. § 1350

The undersigned officer certifies that this Annual Report on Form 10-K complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Date:	March 24, 2005
By:	Thomas J. Cunningham
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