Form 10-Q/A
period 2004-03-31
TRI VALLEY CORP
filed 2005-03-30
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
AMENDMENT NO. 1 TO
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

The number of shares of Registrant's common stock outstanding at March 31, 2004 was 20,100,627.

TRI-VALLEY CORPORATION

PART I -	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2004	Dec. 31, 2003
	(Restated)	(Restated)
	(Unaudited)	(Audited)

Current Assets
Cash	$6,748,258	$6,006,975
Accounts receivable, trade	126,570	163,825
Prepaid expenses	68,029	12,029

Total Current Assets	6,942,857	6,182,829

Property and Equipment, Net	1,523,127	1,543,121

Other Assets
Deposits	372,105	372,105
Investments in partnerships	17,400	17,400
Other	13,913	13,913
Goodwill (net of accumulated amortization of $221,439 at December 31, 2003)	212,414	212,414

Total Other Assets	615,832	615,832

Total Assets	$ 9,081,816	$8,341,782

The accompanying notes are an integral part of these condensed financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2004	Dec. 31, 2003
	(Restated)	(Restated)
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Notes and contracts payable	$2,425	$9,985
Income taxes payable	-	39,000
Trade accounts payable & accrued expenses	917,070	685,784
Accounts payable to joint venture participants	60,939	91,275
Advances from joint venture participants	5,980,887	5,647,150

Total Current Liabilities	6,961,321	6,473,194

Long-term Portion of Notes and Contracts Payable	11,954	16,805

Total Liabilities	6,973,275	6,489,999

Commitments

Shareholders' Equity
Common stock, $.001 par value: 100,000,000 shares authorized; 20,100,627 and 20,097,627 issued and outstanding at March 30, 2004 and Dec. 31, 2003, respectively	20,100	20,115
Less: Common stock in treasury, at cost, 100,025 shares	(13,370)	(13,370)
Capital in excess of par value	9,011,968	9,010,453
Accumulated deficit	(6,910,157)	(7,165,415)

Total Shareholders' Equity	2,108,541	1,851,783

Total Liabilities and Shareholders' Equity	$ 9,081,816	$8,341,782

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 30
	2004	2003
	(restated)
Revenues
Sale of oil and gas	$227,419	$266,647
Other income	13,493	6,613
Sale of oil & gas prospects	1,145,000	-0-
Interest income	369	3,520
Total Revenues	1,386,281	276,780

Cost and Expenses
Oil and gas lease expense	18,070	56,325
Mining exploration expenses	38,621	30,307
Project geology, geophysics, land & administration	440,219	289,019
Depletion, depreciation and amortization	7,233	7,233
Interest	26,292	713
General administrative	600,588	314,590
Total Cost and Expenses	1,131,023	698,187

Net Income (Loss)	$255,258	$(421,407)
Basic & Diluted Earnings per Share	$ .01	$(.02)
Weighted Average Number of Shares	20,099,627	19,731,348

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
	(restated)	(unaudited)
	(unaudited)

Cash Flows from Operating Activities
Net profit/(loss)	$255,258	$(421,407)
Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	7,233	7,233
Non-cash mining exploration expense
Changes in operating capital:
Prepaids-(increase)decrease	(56,000)	-0-
Accounts receivable-(increase)decrease	37,255	(210,691)
Trade accounts payable-increase(decrease)	192,286	(347,477)
Accounts payable to joint venture
participants and related parties-increase(decrease)	(30,336)	147,653
Advances from joint venture
Participants-increase(decrease)	333,737	481,791

Net Cash Provided/(Used) by Operating Activities	739,433	(342,898)

Cash Flows Provided/(Used) by Investing Activities
Capital expenditures	12,761	(94,649)

Cash Flows from Financing Activities
Principal payments on long-term debt	(12,411)	(16,027)
Proceeds from issuance of common stock	1,500	25,650

Net Cash Provided/(Used) by Financing Activities	(10,911)	9,623

Net Increase in Cash and Cash Equivalents	741,283	(427,924)
Cash and Cash Equivalents at Beginning of Period	6,006,975	1,936,294

Cash and Cash Equivalents at End of Period	$6,748,258	$1,508,370
Supplemental Information:
Cash paid for interest	$26,292	$ 713
Cash paid for taxes	$4,925	$5,446

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
March 31, 2004 AND 2003
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Business and Restatement
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

NOTE 2 - RESTATEMENTS OF PRIOR FINANCIAL INFORMATION

Amendment No. 1 on Form 10-Q/A of the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 includes unaudited restated financial information for the three months ended March 31, 2004 and 2003. The original Form 10-Q was filed with the Securities and Exchange Commission on May 14, 2004. The purpose of the Amendment is to restate the Company’s previously reported financial information for the three months ended March 31, 2004 due to change in revenue recognition polity relating to turnkey drilling revenue.

The Company receives monies from third parties who participate in drilling oil and gas wells and had previously recognized revenue and associated costs when the drilling began, as long as drilling was completed by close of books based on accrual accounting, due to the fact that the monies received was nonrefundable. The Company changed its accounting policy in December 2003 to recognize turnkey revenue and associated costs when oil or gas well is drilled to a target depth and/or logged. As the result of this change, drilling revenue and related costs decreased in the fourth quarter of 2003, and increased in the first quarter of 2004. The Company restated its 2003 financial statements.

The restatement did not affect the cash flow statements.

NOTE 2 - RESTATEMENTS OF PRIOR FINANCIAL INFORMATION (Continued)

The effect of the restatement resulting from this accounting policy change is as follows:

	As Previously		As
	Reported	Adjustments	Restated	Reference
	(unaudited)		(unaudited)

	Three Months Ended March 31, 2004

Sales of oil and gas prospects	$ 13,493	$ 1,131,507	$ 1,145,000	[1]
Other income	369	13,493	13,862
Total Revenues	241,281	1,145,000	1,386,281
Mining exploration expense	38,231	390	38,621
Cost of oil and gas prospects sold	94,432	345,787	440,219
Total Cost and Expenses	784,845	346,178	1,131,023
Net Loss	(543,564)	798,822	255,258
Basic and diluted earnings (loss) per
common share and common equivalent	$ (0.03)	$ 0.04	$ 0.01

	As of March 31, 2004

Prepaid expenses	12,029	56,000	68,029	[2]
Total Current Assets	6,886,857	56,000	6,942,857
Property and Equipment, Net	1,517,520	5,607	1,523,127
Total Assets	9,020,209	61,607	9,081,816
Accounts payable & accrued expenses	890,679	26,391	917,070	[3]
Total Current Liabilities	6,934,930	26,391	6,961,321
Total liabilities	6,946,884	26,391	6,973,275
Accumulated deficit	(6,945,373)	35,216	(6,910,157)	[4]
Total Shareholders' Equity	2,073,325	35,216	2,108,541
Total Liabilities and Shareholders' Equity	9,020,209	61,607	9,081,816

The restatements were due to the following changes:

1.	Recognition of sales related to turnkey drilling of $1,145,000 was deferred from 2003 to first quarter of 2004 when oil or gas well was drilled to its target depth and/or logged.

2.	The adjustment represents capitalization of expenditure previously expensed.

3.	The amount represents miscellaneous expenses erroneously omitted from accrual in previously reported liabilities

4.	The accumulated deficits were revised to reflect the increase in net turnkey drilling revenue.

NOTE 3 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143). Under SFAS 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss if the settled amount differs from the liability recorded. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating this guidance and have not determined the impact on our financial position, results of operations, or net cash flows; however, we anticipate these results will be immaterial.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 states that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period when the liability is incurred. A liability is established only when present obligations to others are determined. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered in SFAS 143 (see above). It applies to a cost associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144 (see above). We will apply SFAS 146 for exit or disposal activities initiated after December 31, 2002. We are evaluating this guidance and do not believe that it will have a material impact on our financial position, results of operations, or net cash flows.

NOTE 5 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS

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

NOTE 5 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS (Continued)

Precious Metals
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

Three Months Ended March 31, 2004 As Compared With Three Months Ended March 31, 2003

In the quarter ended March 31, 2004, revenue was $1,386,281 compared to $276,780 for the same quarter in 2003. This increase was due to turnkey drilling revenue recognized when wells drilled to the targeted depth.

Three Months Ended March 31, 2004 As Compared With Three Months Ended March 31, 2003 (Continued)
Costs and expenses increased $432,836 for the period ending March 31, 2004, compared to the same period in 2003. Oil & gas lease expenses were $38,255 less for the quarter ended March 31, 2004, due to no workover expenses. Project geology, geophysics, land and administration expenses were $151,200 higher for the quarter ended March 31, 2004, compared to the same quarter in 2003. This increase is associated with the turkey revenue recognized for wells drilled to the targeted depth. General and administration costs were $285,998 higher for the quarter ended March 31, 2004, compared to the same quarter in 2003. The primary increase was due to the expensing of our litigation activities from the lawsuit with Armstrong Petroleum which is $182,984. Also, higher accounting expenses related to preparation of our annual audit and 10-K and implementation of the Sarbanes-Oxley Act. In addition, our insurance premium increased relating to our D&O insurance, and our investor relations expenses were higher.

For the quarter ended March 31, 2004, we had a income of $255,258 compared to a loss of $421,407 for the quarter ended March 31, 2003.

Capital Resources and Liquidity
We have funded our oil and gas exploration activities primarily with proceeds raised through privately placed drilling programs. We make decisions on the amount of capital expenditures for drilling as funds become available for that purpose. We do not, as a rule, rely on borrowings to fund drilling operations or other activities.

Current assets were $6,942,857 at March 31, 2004, compared to $6,182,827 as of December 31, 2003. This is due to an increase of cash related to investments in our OPUS-I drilling program. Property and equipment is $19,994 less for the period ended March 31, 2004 compared to year end due write-off of asset cost.

Current liabilities were $6,961,321 for the three months ended March 31, 2004, compared to $6,473,194 for the period ended December 31, 2003. This increase is due to advances from joint venture participants in our drilling programs for drilling activities in our limited liability drilling program, and accrued expenses related to the Armstrong lawsuit.

OPERATING ACTIVITIES. We had a positive cash flow of $739,433 for the three months ended March 31, 2004 compared to a negative cash flow of $342,898 for the same period in 2003. This change is due to an increase in advances from joint venture partners. Our primary source of funds is comprised of selling prospects and oil and gas sales.

INVESTING ACTIVITIES. In the first three months of 2004 we had $12,761 in capital expenditures. This was the result of write-off of asset costs. These were miscellaneous lease acquisition costs that were no longer prospective.

FINANCING ACTIVITIES. Net cash used by financing activities was $10,911 for the three months ended March 31, 2004 compared to $9,623 provided for the same period in 2003. This change was due to payments on long-term debt $12,411 and proceeds from the exercise of stock options $1,500.

NOTE 6 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.

NOTE 7 - CONTROLS AND PROCEDURES

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

NOTE 8 - CHANGES IN SECURITIES

We issued 3,000 shares of common stock for aggregate consideration of $1,500.00 ($0.50 per share) upon exercise of options by an officer of the Company. The shares were issued in reliance on the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Petroleum Activities

The most intense activity for Tri-Valley during the first quarter of 2004 was the anticipated diesel oil frac of the Sunrise-Mayel #2H-Redrill well in the McClure Shale from 6100’ to 6970’. The frac was done on March 7, 2004, and was designed to input 150,000-lbs of sand utilizing 52,000-gallons of gelled diesel fuel. The frac job did not go as expected with the well refusing to readily accept the sand being pumped into it. After inputting only 70,000 lbs. of sand, the pressure became too high to continue to pump and the job was aborted. Upon reopening the well to backflow and evaluate, the well showed strange, non-typical backflow characteristics by not back flowing the sand and diesel oil. It was soon discovered that the casing itself had obviously failed, probably right at the beginning of the frac job, and that the frac actually went out into a shallow zone and was non-effective. Another redrill of this well or the drilling of another well is currently being studied.

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

Three Months Ended March 31, 2004 as compared with Three Months ended March 31, 2003

In the quarter ended March 31, 2004, revenue was $1,386,281 compared to $276,780 for the same quarter in 2003. This was due to drilling in the first quarter.

Costs and expenses increased $432,836 for the period ending March 31, 2004, compared to the same period in 2003. Oil & gas lease expenses were $38,255 less for the quarter ended March 31, 2004, due to no workover expenses. Project geology, geophysics, land and administration expenses were $151,200 higher for the quarter ended March 31, 2004, compared to the same quarter in 2003. This increase is due to increased activity in lease acquisitions. General and administration costs were $285,998 higher for the quarter ended March 31, 2004, compared to the same quarter in 2003. The primary increase was due to the expensing of our litigation activities from the lawsuit with Armstrong Petroleum which is $182,984. Also, higher accounting expenses related to preparation of our annual audit and 10-K and implementation of the Sarbanes-Oxley Act. Additionally our insurance premium increased relating to our D&O insurance, and our investor relations expenses were higher.

For the quarter ended March 31, 2004, we had a profit of $255,258 compared to a loss of $421,407 for the quarter ended March 31, 2003.

Capital Resources and Liquidity

We have funded our oil and gas exploration activities primarily with proceeds raised through privately placed drilling programs. We make decisions on the amount of capital expenditures for drilling as funds become available for that purpose. We do not, as a rule, rely on borrowings to fund drilling operations or other activities.

Current assets were $6,942,857 at March 31, 2004, compared to $6,182,829 as of December 31, 2003. This is due to an increase of cash related to investments in our OPUS-I drilling program. Property and equipment is $19,994 less for the period ended March 31, 2004 compared to year end due write off of asset cost.

Current liabilities were $6,961,321 for the three months ended March 31, 2004, compared to $6,473,194 for the period ended December 31, 2003. This increase is due to advances from joint venture participants in our drilling programs for drilling activities in our limited liability drilling program, and accrued expenses related to the Armstrong lawsuit.

Operating Activities. We had a positive cash flow of $739,433 for the three months ended March 31, 2004 compared to a negative cash flow of $342,898 for the same period in 2003. This change is due to an increase in advances from joint venture partners. Our primary source of funds is comprised of selling prospects and oil and gas sales.

Investing Activities. In the first three months of 2004 we had $12,761 in capital expenditures. This was the result of write off of asset costs. These were miscellaneous lease acquisition costs that were no longer prospective.

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

Item 4. Controls and Procedures

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

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

March 28, 2004  /s/ F. Lynn Blystone
  F. Lynn Blystone
President and Chief Executive Officer

March 28, 2004 /s/ Thomas J. Cunningham
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
Date: March 28, 2004	/s/F. Lynn Blystone
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

Date: March 28, 2004	/s/Thomas J. Cunningham
Thomas J. Cunningham, Chief Financial Officer

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

Date: March 28, 2004	/s/Thomas J. Cunningham
Thomas J. Cunningham, Chief Financial Officer

Exhibit 32.2

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

Date: March 28, 2004	/s/F. Lynn Blystone
F. Lynn Blystone, President and Chief Executive Officer