Form 10-Q/A
period 2004-06-30
TRI VALLEY CORP
filed 2005-03-30
CIK 22551

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

The number of shares of Registrant's common stock outstanding at June 30, 2004 was 20,267,127.

TRI-VALLEY CORPORATION

PART I -	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2004	Dec. 31, 2003
	(Restated)	(Restated)
	(Unaudited)	(Audited)

Current Assets
Cash	$6,949,798	$6,006,975
Accounts receivable, trade	165,323	163,825
Prepaid expenses	68,029	12,029

Total Current Assets	7,183,150	6,182,829

Property and Equipment, Net	1,560,609	1,543,121

Other Assets
Deposits	372,105	372,105
Investments in partnerships	17,400	17,400
Other	13,913	13,913
Goodwill (net of accumulated amortization of $221,439 at December 31, 2003)	212,414	212,414

Total Other Assets	615,832	615,832

Total Assets	$ 9,359,591	$8,341,782

The accompanying notes are an integral part of these condensed financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2004	Dec. 31, 2003
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Notes and contracts payable	$2,425	$9,985
Income taxes Payable	-	39,000
Trade accounts payable & accrued expenses	870,180	685,784
Accounts payable to joint venture participants	100,743	91,275
Advances from joint venture participants	6,493,382	5,647,150

Total Current Liabilities	7,466,730	6,473,194

Long-term Portion of Notes and Contracts Payable	9,479	16,805

Total Liabilities	7,476,209	6,489,999

Commitments

Shareholders' Equity
Common stock, $.001 par value: 100,000,000 shares authorized; 20,267,127 and 20,097,627 issued and outstanding at June 30, 2004 and Dec. 31, 2003, respectively	20,267	20,115
Less: Common stock in treasury, at cost, 100,025 shares	(13,370)	(13,370)
Capital in excess of par value	9,727,051	9,010,453
Accumulated deficit	(7,850,566)	(7,165,415)

Total Shareholders' Equity	1,883,382	1,851,783

Total Liabilities and Shareholders' Equity	$ 9,359,591	$8,341,782

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2004	2003	2004	2003
	(restated)		(restated)
Revenues
Sale of oil and gas	$194,849	$203,408	$422,268	$470,055
Other income	24,318	14,460	37,811	21,073
Sale of oil & gas prospects	909,500	968,000	2,054,500	968,000
Interest income	6,243	4,503	6,612	8,023
Total Revenues	1,134,910	1,190,371	2,521,191	1,467,151

Cost and Expenses
Oil and gas lease expense	58,098	33,296	76,168	89,621
Mining exploration expenses	765,556	32,580	804,177	62,887
Project geology, geophysics, land & administration	799,860	908,622	1,240,079	1,197,641
Depletion, depreciation and amortization	7,233	7,233	14,466	14,466
Interest	6,248	667	32,540	1,380
General administrative	438,324	360,156	1,038,912	674,745
Total Cost and Expenses	2,075,319	1,342,554	3,206,342	2,040,741

Net Income (Loss)	$(940,409)	$(152,183)	$(685,151)	$(573,590)
Basic & Diluted Earnings per Share	$(.05)	$(.01)	$(.03)	$(.03)
Weighted Average Number of Shares	20,213,460	19,786,014	20,156,543	19,786,014

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2004	2003
	(restated)

Cash Flows from Operating Activities
Net profit/(loss)	$(685,151)	$(573,590)
Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	14,466	14,466
Non-cash mining exploration expense	712,000
Changes in operating capital:
Prepaids-(increase)decrease	(56,000)	-0-
Accounts receivable-(increase)decrease	(1,498)	(9,077)
Trade accounts payable-increase(decrease)	137,836	139,418
Accounts payable to joint venture
participants and related parties-increase(decrease)	9,468	(1,849)
Advances from joint venture
Participants-increase(decrease)	846,232	3,954,994

Net Cash Provided/(Used) by Operating Activities	977,353	3,542,516

Cash Flows Provided/(Used) by Investing Activities
Capital expenditures	(31,954)	(138,708)

Cash Flows from Financing Activities
Principal payments on long-term debt	(7,326)	(18,306)
Proceeds from issuance of common stock	4,750	104,200

Net Cash Provided/(Used) by Financing Activities	(2,576)	85,894

Net Increase in Cash and Cash Equivalents	942,823	3,489,702
Cash and Cash Equivalents at Beginning of Period	6,006,975	1,936,294

Cash and Cash Equivalents at End of Period	$6,949,798	$5,425,996
Supplemental Information:
Cash paid for interest	$32,540	$1,380
Cash paid for taxes	$5,169	$5,446

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

NOTE 2 - RESTATEMENTS OF PRIOR FINANCIAL INFORMATION

Amendment No. 1 on Form 10-Q/A of the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 includes unaudited restated financial information for the three months ended June 30, 2004 and 2003. The original Form 10-Q was filed with the Securities and Exchange Commission on August 13, 2004. The purpose of the Amendment is to restate the Company’s previously reported financial information for the three months ended March 31, 2004 due to change in its revenue recognition policy relating to turnkey drilling revenue.

The Company receives monies from third parties who participate in drilling oil and gas wells and had previously recognized revenue and associated costs when the drilling began, as long as drilling was completed by close of books based on accrual accounting, due to the fact that the monies received was nonrefundable. The Company changed its accounting policy in December 2003 to recognize turnkey revenue and associated costs when oil or gas well is drilled to a target depth and/or logged. As the result of this change, drilling revenue and related costs decreased in third and fourth quarters of 2003, and increased in the first quarter of 2004. The Company restated its 2003 financial statements.

The material effect of the restatement resulting from this accounting policy change as of and for the three months ended June 30, 2004 is as follows:

	As Previously		As
	Reported	Adjustments	Restated	Reference
	(unaudited)		(unaudited)

Cost of oil and gas prospects sold	$ 1,241,658	$ (441,798)	$ 799,860	[1]
Total Cost and Expenses	2,516,380	(441,061)	2,075,319
Net income (loss) before income tax	(1,381,470)	441,061	(940,409)
Basic and diluted earnings (loss) per
common share and common equivalent	(0.07)	0.02	(0.05)

NOTE 2 - RESTATEMENTS OF PRIOR FINANCIAL INFORMATION (Continued)

	As Previously		As
	Reported	Adjustments	Restated	Reference
	(unaudited)		(unaudited)

Prepaid expenses	$ 12,029	$ 56,000	$ 68,029	[2]
Total Current Assets	7,127,119	56,031	7,183,150
Total Assets	9,297,954	61,637	9,359,591
Accounts payable & accrued expenses	841,613	28,567	870,180	[3]
Advances from joint venture participants	6,937,146	(443,764)	6,493,382
Total Current Liabilities	7,881,927	(415,197)	7,466,730
Total liabilities	7,891,406	(415,197)	7,476,209
Accumulated deficit	(8,327,400)	476,834	(7,850,566)	[4]
Total Shareholders' Equity	1,406,548	476,834	1,883,382
Total Liabilities and Shareholders' Equity	$ 9,297,954	$ 61,637	$ 9,359,591

The restatements were due to the following changes:

1.	The cost of drilling was restated for the amount which was recognized in the first quarter of 2004.

2.	The adjustment represents capitalization of expenditure previously expensed.

3.	The amount represents miscellaneous expenses erroneously omitted from accrual in previously reported liabilities

4.	The accumulated deficits were revised mainly to reflect the decrease in costs of oil and gas prospects sold.

The restatements did not affect cash flow statement and statement of operations for the sixth months ended June 30, 2004

NOTE 3 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations” (SFAS 143). Under SFAS 143, the fair value of a liability for an asset retirement obligation should be recorded in the period in which it is incurred. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss if the settled amount differs from the liability recorded. SFAS 143 is effective for fiscal years beginning after June 15, 2002. We have evaluated this guidance and have determined this will not have a material impact on our financial position, results of operations, or net cash flows.

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

Petroleum Activities
In early May 2004 a workover rig was moved in on Elk Ridge # 1-20 to artificially fracture the Hay Sand formation. The work was completed successfully; however; we were not able to get commercial production. We are working on several stimulation concepts to hopefully obtain commercial rates.

During April 2004 the Company continued work on the Oil Lake well. The well has not responded with commercial production and is currently idle.

Petroleum Activities (Continued)
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
2003
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

NOTE 5 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION  AND RESULTS OF OPERATIONS (Continued)

Three Months Ended June 30, 2004 As Compared With Three Months Ended June 30,
2003 (Continued)
Costs and expenses increased $732,765 for the period ending June 30, 2004, compared to the same period in 2003. Oil & gas lease expenses were $24,802 higher this quarter due to work performed on some of our producing wells. We repurchased mineral interests on our Richardson, Alaska, gold mining claims which we had sold to third parties in 1998, resulting in a $732,976 increase in mining exploration expenses, compared to the same period last years. Project geology, geophysics, land and administration expenses were $108,762 lower for the quarter ended June 30, 2004, compared to the same quarter in 2003. This decrease was due to our writing off costs of the EKHO Prospect that had previously been capitalized. General and administration costs were $78,168 higher for the quarter ended June 30, 2004, compared to the same quarter in 2003. The decrease was due to expensing $31,558 of remaining costs of our litigation with Armstrong Petroleum (see Part II, Item I) and additional insurance costs.

For the quarter ended June 30, 2004, we had a loss of $940,409, compared to a loss of $152,183 for the quarter ended June 30, 2003.

Six Months Ended June 30, 2004 As Compared To The Six Months Ended June 30, 2003
Revenue increased by $1,054,040 during the first six months of the year compared to the same period in 2003 due to change in accounting policy of turnkey drilling revenue.

Costs and expenses were $3,206,342 for the period ending June 30, 2004 compared to $2,040,741 for the comparable period in 2003. Mining exploration expenses were $741,290 higher due to expensing of mining interest we bought back on our Richardson gold mining claims. Project geology, geophysics, land and administration were $42,438 higher due to expensing costs related to the EKHO Project. General and administrative costs were $364,167 higher than in 2003. These increased costs were due to expenses related to the Armstrong lawsuit, a $30,000 increase in consulting fees, higher directors and officers’ liability insurance premiums and higher investor relations costs.

For the six months we had a loss of $685,151 compared to a loss of $573,590 for the same six month period in 2003.

Capital Resources and Liquidity
We have funded our oil and gas exploration activities primarily with proceeds raised through privately placed drilling programs. We make decisions on the amount of capital expenditures for drilling as funds become available for that purpose. We do not, as a rule, rely on borrowings to fund drilling operations or other activities.

Current assets were $7,183,150 at June 30, 2004, compared to $6,182,829 as of December 31, 2003. This is due to an increase of cash related to investments in our OPUS-I drilling program.

Current liabilities were $7,466,730 for the six months ended June 30, 2004, compared to $6,473,194 for the period ended December 31, 2003. This increase is due to advances from joint venture participants in our drilling programs for drilling activities in our limited liability drilling program, and accrued expenses related to the Armstrong lawsuit.

OPERATING ACTIVITIES. We had a positive cash flow of $977,353 for the six months ended June 30, 2004 compared to a positive cash flow of $3,542,516 for the same period in 2003. This difference is due to fewer advances from joint venture partners and our year to date operating loss. Our primary source of funds is comprised of selling prospects and oil and gas sales.

INVESTING ACTIVITIES. In the first six months of 2004 we had $31,954 in capital expenditures. This was the result of lease acquisitions.

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

NOTE 8 - CHANGES IN SECURITIES

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

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

Three Months Ended June 30, 2004 as compared with Three Months ended June 30, 2003

In the quarter ended June 30, 2004, revenue was $1,134,910 compared to $1,190,371 for the same quarter in 2003. This decrease resulted from reduced gas production due to certain wells being shut in for workovers and reduced revenue from sales of prospects.

Costs and expenses increased $732,765 for the period ending June 30, 2004, compared to the same period in 2003. Oil & gas lease expenses were $24,802 higher this quarter due to work performed on some of our producing wells. We repurchased mineral interests on our Richardson, Alaska, gold mining claims which we had sold to third parties in 1998, resulting in a $732,796 increase in mining exploration expenses, compared to the same period last year. Project geology, geophysics, land and administration expenses were $108,762 less for the quarter ended June 30, 2004, compared to the same quarter in 2003. This decrease was due to reduced prospect generation. General and administrative costs were $78,168 higher for the quarter ended June 30, 2004, compared to the same quarter in 2003. The increase was due to expensing $31,558 of remaining costs of our litigation with Armstrong Petroleum (see Part II, Item I) and additional insurance costs.

For the quarter ended June 30, 2004, we had a loss of $940,409, compared to a loss of $152,183 for the quarter ended June 30, 2003.

Six Months ended June 30, 2004 as compared to the Six Months ended June 30, 2003

Revenue increased during the first six months of the year compared to the same period in 2003 due to turnkey drilling of the Elk Ridge well.

Costs and expenses were $3,206,342 for the period ending June 30, 2004 compared to $2,040,741 for the comparable period in 2003. Mining exploration expenses were $741,290 higher due to expensing of mining interest we bought back on our Richardson gold mining claims. Project geology, geophysics, land and administration were $42,438 higher due to expensing costs related to the EKHO Project. General and administrative costs were $364,167 higher than in 2003. These increased costs were due to expenses related to the Armstrong lawsuit, a $30,000 increase in consulting fees, higher directors and officers liability insurance premiums and higher investor relations costs.

For the six months we had a loss of $685,151 compared to a loss of $573,590 for the same six month period in 2003.

Capital Resources and Liquidity

We have funded our oil and gas exploration activities primarily with proceeds raised through privately placed drilling programs. We make decisions on the amount of capital expenditures for drilling as funds become available for that purpose. We do not, as a rule, rely on borrowings to fund drilling operations or other activities.

Current assets were $7,183,150 at June 30, 2004, compared to $6,182,829 as of December 31, 2003. This is due to an increase of cash related to investments in our OPUS-I drilling program.

Current liabilities were $7,476,209 for the six months ended June 30, 2004, compared to $6,489,999 for the period ended December 31, 2003. This increase is due to advances from joint venture participants in our drilling programs for drilling activities in our limited liability drilling program, and accrued expenses related to the Armstrong lawsuit.

Operating Activities. We had a positive cash flow of $977,353 for the six months ended June 30, 2004 compared to a positive cash flow of $3,542,516 for the same period in 2003. This difference is due to less advances from joint venture partners and our year to date operating loss. Our primary source of funds is comprised of selling prospects and oil and gas sales.

Investing Activities. In the first six months of 2004 we used $31,954 in capital expenditures. This was the result of lease acquisitions.

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

Item 4. Controls and Procedures

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

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

TRI-VALLEY CORPORATION

March 28, 2005	/s/ F. Lynn Blystone
F. Lynn Blystone
President and Chief Executive Officer

March 28, 2005	/s/ Thomas J. Cunningham
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 28, 2005	/s/F. Lynn Blystone
F. Lynn Blystone, President and Chief Executive Officer

Exhibit 31.1

I, Thomas J. Cunningham, Chief Financial Officer of Tri-Valley Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tri-Valley Corporation;
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 28, 2005	/s/Thomas J. Cunningham
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

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2005	/s/F. Lynn Blystone
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

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2005	/s/Thomas J. Cunningham
Thomas J. Cunningham, Chief Financial Officer