Form 10-K
period 2004-12-31
TRI VALLEY CORP
filed 2005-03-31
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004	Commission File No. 0-6119

TRI-VALLEY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	84-0617433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, if applicable, or any amendment to this Form 10-K. ☒

The issuer's revenues for the most recent fiscal year were $4,498,670.

As of February 28, 2005, 22,247,052 common shares were issued and outstanding, and the aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on that date was approximately $309,866,291.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Exhibit Index appears on page 57

TABLE OF CONTENTS
PART I
ITEM 1	Business	1
	Competition	1
	Governmental Regulation	1
	Environmental Regulation	2
	Employees	3
	Available Information	3
ITEM 2	Properties	3
	Oil and Gas Operations	3
	Mining Activity	5
ITEM 4	Submission of Matters To A Vote Of Security Holders	6

PART II
ITEM 5	Market Price Of The Registrant's Common Stock And Related Security Holder Matters	6
	Recent Sales of Unregistered Securities	7
ITEM 6	Selected Historical Financial Data	7
ITEM 7	Management's Discussion And Analysis Of Financial Condition	7
	Notice Regarding Forward-Looking Statements	7
	Overview	7
	Restatements	8
	Critical Accounting Policies	9
	Results of Operations	12
	Financial Condition	12
	Operating Activities	13
ITEM 8	Financial Statements	15
ITEM 9A	Controls and Procedures	51
	Evaluation of Disclosure Controls	51
	Internal Control over Financial Reporting	51

PART III
ITEM 10	Directors and Executive Officers of the Registrant	52
ITEM 11	Executive Compensation	55
	Employment Agreement with Our President	56
	Compensation Committee Report	56
	Aggregated 2003 Option Exercises and Year-End Values	56
	Compensation of Directors	56
	Performance Graph	57
ITEM 12	Security Ownership of Certain Beneficial Owners and Management	57
ITEM 14	Principal Accountant Fees and Services	58
ITEM 15	Exhibits and Financial Statement Schedules	58

SIGNATURES		60

PART I

ITEM 1 Business

Tri-Valley Corporation, a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing prospective and producing petroleum, industrial minerals and precious metals properties and interests therein. Substantially all of our oil and gas reserves are located in northern California. Tri-Valley has three wholly owned subsidiaries. Tri-Valley Oil & Gas Company, Select Resources Corporation Inc., and Tri-Valley Power Corporation.

Tri-Valley Oil & Gas Company (“TVOG”) operates the oil & gas activities. TVOG derives the majority of its revenue from sale of oil and gas properties. TVOG primarily generates its own exploration prospects from its internal database, and also screens prospects from other geologists and companies. TVOG generates these geological “plays” within a certain geographic area of mutual interest. The prospect is then presented to potential co-ventures. The company deals with both accredited individual investors and energy industry companies. TVOG is the operator of these co-ventures.

We sell substantially all of our oil and gas production to ConocoPhillips. Other gatherers of oil and gas production operate within our area of operations in California, and we are confident that if ConocoPhillips ceased purchasing our production we could find another purchaser on similar terms with no adverse consequences to our income or operations.

In 1987, we acquired precious metals claims on Alaska state lands. We have conducted exploration operations on these properties and have reduced our original claims to a block of approximately 28,720 acres (44.9 square miles). We have conducted trenching, core drilling, bulk sampling and assaying activities to date and have reason to believe that mineralization exists to justify additional exploration activities. However, to date, we have not identified probable mineral reserves on these properties. There is no assurance that a commercially viable mineral deposit exists on any of these above-mentioned mineral properties. Further exploration is required before a final evaluation as to the economic and legal feasibility can be determined.

In December 2004, we created Select Resources Corporation as a wholly owned subsidiary. In 2004, Select Resources engaged in limited activities associated with its organization. We expect to transfer our existing gold mining properties located near Richardson, Alaska, to this new subsidiary. In addition, the new subsidiary will endeavor to acquire and develop new precious metals and other industrial mineral properties.
Tri-Valley Power Corporation is the third wholly owned subsidiary. However, this subsidiary is inactive at the present time.

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
Environmental Regulation

Mining Activities

Mining activities in the United States are subject to federal and state laws and regulations covering mining safety and environmental quality. However, because we do not have active mining operations at present, these regulations have little impact on our current activities. In 2004, 2003 and 2002, the regulatory requirements had no significant effect on our precious metals activity as we continued our exploration efforts.

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

Employees

We had a total of five full-time employees, one part-time bookkeeper, and three consultants on December 31, 2004.

Available Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission using SEC's EDGAR system. The SEC maintains a site on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other registrants that file reports electronically with the SEC. You may read and copy any materials that we file with the SEC at its Public Reference Room at 450 5th Street, N.W., Washington, D.C. 20549. Our common stock is listed on the American Stock Exchange, under the symbol TIV. Please call the SEC at 1-800-SEC-0330 for further information about their public reference rooms. Our website is located at http://www.tri-valleycorp.com.

We furnish our shareholders with a copy of our annual report on Form 10-K, which contains audited financial statements, and such other reports as we, from time to time, deem appropriate or as may be required by law. We use the calendar year as our fiscal year.

ITEM 2 Properties

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

Oil and Gas Operations

The oil and gas properties in which we hold interests are primarily located in the area of central California known as the Sacramento Valley. We also lease exploration acreage in the San Joaquin and Santa Maria Valleys. Tri-Valley contracts for the drilling of all wells and do not own any drilling equipment, bulk storage facilities, or refineries. Tri-Valley do own a small segment of pipeline at Tracy, California.

Tri-Valley has retained the services of Cecil Engineering, an independent engineer qualified to estimate our net share of proved developed oil and gas reserves on all of our oil and gas properties at December 31, 2004 for SEC filing. We do not include any undeveloped reserves in these reserve studies. Only proved developed reserves are listed in our reserve report. Price is a material factor in our stated reserves, because higher prices permit relatively higher-cost reserves to be produced economically. Higher prices generally permit longer recovery, hence larger reserves at higher values. Conversely, lower prices generally limit recovery to lower-cost reserves, hence smaller reserves. The process of estimating oil and gas reserve quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimated data at best.

Our estimated future net recoverable oil and gas reserves from proved developed properties as of December 31, 2004, December 31, 2003 and December 31, 2002 were as follows:

	BBL		MCF

December 31, 2004	Condensate	150	Natural Gas	818,919
December 31, 2003	Condensate	150	Natural Gas	1,319,887
December 31, 2002	Condensate	150	Natural Gas	1,492,245

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from our proved developed oil and gas reserves, discounted at 10%, was $1,958,238 at December 31, 2004, $2,270,632 at December 31, 2003, and $2,224,270 at December 31, 2002. The unaudited supplemental information attached to the consolidated financial statements provides more information on oil and gas reserves and estimated values.

The following table sets forth the net quantities of natural gas and crude oil that we produced during:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Natural Gas (MCF)	126,942	162,314	232,578
Crude Oil (BBL)	22	25	29
The following table sets forth our average sales price and average production (lifting) cost per unit of oil and gas produced during:

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2004		2003		2002

	Gas (Mcf)	Oil*	Gas (Mcf)	Oil*	Gas (Mcf)	Oil*
Sales Price	$5.66	$40.60	$5.07	$29.46	$3.07	$19.13

Production Costs	$1.14	0	$0.78	0	$0.98	0

Net Profit	$4.52	$40.60	$4.29	$29.46	$2.09	$19.13
* Amount represents total sales price of associated condensate, unable to determine price per barrel.

As of December 31, 2004 we had the following gross and net position in wells and developed acreage:

Wells (1)		Acres (2)
Gross	Net	Gross	Net
11	4.537	2,192	645

(1)
"Gross" wells represent the total number of producing wells in which we have a working interest. "Net" wells represent the number of gross producing wells multiplied by the percentages of the working interests which we own. "Net wells" recognizes only those wells in which we hold an earned working interest. Working interests earned at payout have not been included.

(2)	"Gross" acres represent the total acres in which we have a working interest; "net" acres represent the aggregate of the working interests which we own in the gross acres.

The following table sets forth the number of productive and dry exploratory and development wells which we drilled during:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Exploratory
Producing	-0-	-0-	-0-
Recompleting			1
Dry	1		2
Total	-1-	-0-	3

Development
Producing	-0-	-0-	-0-
Dry	-0-	-0-	-0-
Total	-0-	-0-	-0-

We drilled 1 well in 2004, which was determined to be non-commercial.

The following table sets forth information regarding undeveloped oil and gas acreage in which we had an interest on December 31, 2004:

State	Gross Acres	Net Acres
California	34,879	29,971
Nevada	21,737	21,737

Some of our undeveloped acreage is held pursuant to leases from landowners. Such leases have varying dates of execution and generally expire one to five years after the date of the lease. In the next three years, the following lease gross acreage expires:

Expires in 2005	7,151 acres
Expires in 2006	4,260 acres
Expires in 2007	160 acres
Mining Activity

The precious metals properties are located in interior Alaska. They are comprised of 626 40-acre claims and 15 160-acre claims, of which 104 claims are leased from others, all are located solely on State owned lands requiring annual assessment work, and an annual per claim fee. All fees are current. During 2004, the Company staked 12 new 40-acre claims and 5 new 160-acre claims for a total of 1,280 additional acres.

The mining claim block covers about 44.9 square miles or 28,720 acres of land, all of which is owned by the State of Alaska. The claims lie within T-5-6-7 S, R 5-6-7-8 E, Fairbanks Meridian, immediately north of the Richardson Highway, an all-weather paved highway that connects Fairbanks, Alaska, with points south and east. Fairbanks is approximately 65 miles northwest of Richardson, and Delta Junction, also on the highway, is about 30 miles to the southeast. The Trans Alaska Pipeline corridor is near the northeastern edge of the claim block and the service road along the pipeline provides access to the claims from the north. Numerous good to fair dirt roads traverse the claims.

The following table sets forth the information regarding the acreage position we have under lease in Alaska as of December 31, 2004:

State	Gross Acres	Net Acres
Alaska	28,720	27,926

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

ITEM 4 Submission of Matters To A Vote Of Security Holders

We held our annual meeting on October 25, 2004. At the meeting, the shareholders re-elected all of the six directors who were recommended by the board.
The shareholder votes were as follows:

Measure #1 - Election of Directors
	FOR	AGAINST	ABSTAIN
F. Lynn Blystone	19,344,013	37,630
Milton J. Carlson	19,344,088	37,555
C. Chase Hoffman	19,344,088	37,555
Dennis P. Lockhart	19,342,588	39,055
Loren J. Miller	19,344,088	37,555
Harold J. Noyes	19,344,088	37,555

PART II

ITEM 5 Market Price Of The Registrant's Common Stock And Related Security Holder Matters

On October 29, 2003, shares of Tri-Valley Corporation stock began trading on the American Stock Exchange under the symbol “TIV”. Prior to that, shares had been traded over-the-counter on the Electronic Bulletin Board under the symbol "TRIL." The following table shows the high and low sales prices reported on AMEX for the year ended December 31, 2004 as well as for the period from 10/29/03 to 12/31/03, and the high and low bid and asked prices of Tri-Valley stock for the quarterly periods indicated as reported by the OTC Stock Journal:

	Sales Prices		Closing Prices
	High	Low	High	Low
2004
Fourth Quarter	$12.98	$4.40	$12.23	$4.46
Third Quarter	$4.70	$3.73	$4.70	$3.89
Second Quarter	$4.94	$3.90	$4.91	$3.98
First Quarter	$5.40	$4.30	$5.40	$4.36

Bid Prices			Asked Prices
High		Low	High	Low
2003
Fourth Quarter	$6.20	$3.44	$6.75	$3.35
Third Quarter	$3.74	$2.90	$3.93	$2.95
Second Quarter	$3.79	$1.21	$4.20	$1.21
First Quarter	$1.60	$1.25	$1.67	$1.21

As of December 31, 2004, we estimate that our common stock was held by approximately 4,500 shareholders in 40 states and at least 4 foreign countries.

We historically have paid no dividends and at this time do not plan to pay any dividends in the immediate future. Rather, we strive to add share value through discovery success. In 2004 trading volume exceeded 8.2 million shares.

Recent Sales of Unregistered Securities

The Company issued 41,000 shares of common stock without registration under the Securities Act of 1933. One former employee exercised stock options for 10,000 shares on October 15, 2004 and 11,000 shares on December 14, 2004. The exercise price of the stock options was $0.50 per share, granted in 1993 and the options were exercised on two occasions when the closing price of our common stock was $4.64 and $7.09 per share. On December 24, 2004, a total of 20,000 shares were awarded to five outside directors for services. The closing price of our common stock on December 23, 2004, was $9.86 per share. All of these shares issued in privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

ITEM 6 Selected Historical Financial Data
	Year Ended December 31,
	2004	2003		2002	2001	2000
Income Statement Data:		(restated	)
Revenues	$4,498,670	$6,464,245		$6,284,908	$2,130,187	$2,197,369
Operating Income (Loss)	$(1,276,005)	$456,109		$769,130	$(117,972)	$(1,360,263)
Basic Earnings Per Share	$(.06)	$.02		$.04	$-	$(0.07)

Balance Sheet Data:
Property and Equipment, net	$1,778,208	$1,543,121		$1,974,501	$2,010,457	$1,357,959
Total Assets	$14,473,326	$8,341,782		$4,634,874	$3,381,757	$4,053,257
Long Term Obligations	$6,799	$16,805		$26,791	$8,371	$12,038
Stockholder's Equity	$6,796,903	$1,851,783		$1,262,306	$353,776	$391,651
ITEM 7 Management's Discussion And Analysis Of Financial Condition

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

In 2002 the Company created a limited partnership called the OPUS-I. The purpose of this partnership is to raise one hundred million dollars by selling partnership interests. With the funds raised we will drill up to twenty-six exploratory wells, mostly in California, of which three are targeted for Nevada. We begin drilling for the OPUS I partnership as sufficient funds are invested to drill the next target. For the year ended December 31, 2004, we have raised $9,173,550 and spent $6,861,245 on evaluating previously drilled wells on the Oil Creek, Oil Lake and Elk Ridge prospects. We have determined to abandon these wells. Additionally, in 2004 we drilled one well on the Los Gatos prospect which was a dry hole and was abandoned.

Tri-Valley continues grading and prioritizing our geologic library, which contains over 700 California leads and prospects, for exploratory drilling. We use our library to decide where we should seek oil and gas leases for future exploration. From this library we were able to put together many of the prospects currently in OPUS-I. Of course, we cannot be sure that any future prospect can be obtained at an attractive lease price or that any exploration efforts would result in a commercially successful well.

Tri-Valley seeks to fund and drill enough exploratory wells for commercial discoveries to make up for the cost of the inevitable dry holes that we can expect in the exploration business. The Company believes our existing inventory of projects bears a high enough ratio of potentially successful to unsuccessful projects to deliver value to our drilling partners and our shareholders from successful wells, in excess of the total costs of all successful and unsuccessful projects. Our future results will depend on our success in finding new reserves and commercial production, and there can be no assurance what revenue we can ultimately expect from any new discoveries. Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts for cash management functions.

Restatements

During 2004, the Company documented and tested its system of internal controls in compliance with Sarbanes-Oxley Section 404. From this activity, management determined its historic accounting procedures, surrounding revenue and cost recognition for its sales and performance surrounding turnkey drilling, were no longer appropriate and required an adjustment for fiscal year 2003 and the first two quarters for fiscal 2004. Management therefore reported that its financial statements for the year 2003, and for the first and second quarters of 2004 should no longer be relied upon because of these pending restatements. The restatements decreased net income approximately $704,000 for the year ended December 31, 2003, increased net income by approximately $799,000 for the quarter ended March 31, 2004 and approximately $1,240,000 for the quarter ended June 30, 2004. The restatements for the December 31, 2003, 10-K and the quarter ended March 31, 2004 result from a change in revenue recognition policy. The restatement for the second quarter ended June 30, 2004 was due to the discovery of an expense that had been double charged and has now been corrected. Management determined these mismatching and accounting errors, which resulted in the restatements, were caused by a significant deficiency in internal control over financial reporting. In the third quarter of 2004, management implemented procedures to prevent this in the future, See Item 9A, Controls and Procedures.

The Company receives monies from third parties who participate in drilling oil and gas wells and records this as revenue. Previously we recognized revenue and associated costs when the well was begun, as long as drilling was completed by close of books based on accrual accounting. At the end of fiscal 2003, we began drilling a turnkey well, which was taken to total depth by January 8, 2004. Although we had collected all payment for the drilling by December 31, 2003, we had not completely performed the turnkey contract to total depth until after December 31, 2003. Because the collected turnkey revenue was essentially nonrefundable, we had recorded the entire turnkey revenue and its associated drilling costs before the close of books based on accrual accounting rather than the date certain of the close of the fiscal year on December 31. Upon review of this practice, to remove all doubt, we now believe turnkey revenue and associated costs should be recorded when the well is drilled to total target depth and/or logged. We have changed our revenue recognition policy to recognize these payments as revenue only when drilling is actually completed and the well has been logged within the actual dates of the fiscal/calendar year. This change caused reported drilling revenue and related costs in 2003 to decrease and reported revenue and related costs in 2004 to increase. Additionally, reported revenue for the June 30, 2004 quarter increased approximately $441,000 due to a double entry of an expense. During management’s review of internal controls the double entry was discovered and the adjustment resulted in the increase in fiscal 2004 earnings.

The anticipated changes discussed above do not affect the Company’s ongoing cash flows.

Critical Accounting Policies

The Company prepares its consolidated financial statements for inclusion in this Report in accordance with accounting principles that are generally accepted in the United States (“GAAP”). See Note 3 of the Notes to Consolidated Financial Statements included in “Item 8. Financial Statements” for a comprehensive discussion of the Company’s significant accounting policies. GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management to make judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives.

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

Goodwill and Intangible Assets

Deferred tax asset valuation allowances. From 1995 to 2004, the Company has maintained a valuation allowance against a portion of its deferred tax assets. SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. As of December 31, 2004, the Company has concluded that it is more likely than not that it will realize its gross deferred tax asset position after giving consideration to relevant facts and circumstances.

Tri-Valley will continue to monitor company-specific, oil and gas industry economic factors and will reassess the likelihood that the Company’s net operating loss and statutory depletion carryforwards will be utilized prior to their expiration.

Environmental contingencies. The Company makes judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can vary from such estimates for a variety of reasons. Environmental remediation liabilities are subject to change because of changes in laws, regulations, additional information obtained relating to the extent and nature of site contamination and improvements in technology. Under GAAP, a liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimated. See Note 12 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements” for additional information regarding the Company’s commitments and contingencies.

The Company has adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is a non-amortizable asset, and is subject to a periodic review for impairment. The carrying amount of goodwill is evaluated periodically.

The following is a discussion of the Company’s most critical accounting estimates, judgments and uncertainties that are inherent in the Company’s application of GAAP:

Accounting for Oil and Gas Producing Activities

The accounting for and disclosure of oil and gas producing activities requires the Company’s management to choose between GAAP alternatives and to make judgments about estimates of future uncertainties.

Successful efforts method of accounting: The Company utilizes the successful efforts method of accounting for oil and gas activities as opposed to the alternate acceptable full cost method. In general, the Company believes that, during periods of active exploration, net assets and net income are more conservatively measured under the successful efforts method of accounting for oil and gas producing activities than under the full cost method. The critical difference between the successful efforts method of accounting and the full cost method of accounting is as follows: Under the successful efforts method, exploratory dry holes and geological and geophysical exploration costs are charged against earnings during the periods in which they occur; whereas, under the full cost method of accounting, such costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the earnings of future periods as a component of depletion expense. During the years ended December 31, 2004, 2003 and 2002, the Company recognized exploration, abandonment, geological and geophysical expense of $1,029,898, $366,039, and $169,111, respectively, under the successful efforts method.

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

The Company’s proved reserve information included in this Report as of December 31, 2004 and 2003 was based on evaluations audited by independent petroleum engineers with respect to the Company’s major properties. Estimates prepared by other third parties may be higher or lower than those included herein.

Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2004 is the current market value of the Company’s estimated proved reserves. In accordance with SEC requirements, the Company has based the estimated present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and cost may be materially higher or lower than the prices and costs as of the date of the estimate.

The Company’s estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which the Company records depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may market uneconomic to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of the Company’s assessment of its oil and gas producing properties for impairment.

Impairment of proved oil and gas properties: The Company reviews its long-lived proved properties to be held and used whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Management assesses whether or not an impairment provision is necessary based upon its outlook of future commodity prices and net cash flows that may be generated by the properties. Proved oil and gas properties are reviewed for impairment by depletable field pool, which is the lowest level at which depletion of proved properties are calculated.

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

Petroleum Activities

The Company generally sells a percentage of production at the monthly spot price. In times when we expect the price of gas to weaken, we try to increase the amount we sell under fixed prices. When we expect the price of gas to rise, we seek to sell more gas in the spot market. In 2004, 2003 and 2002, we sold our gas 100% on the spot market. Because we expect gas prices to rise, we intend to sell 100% of our production on the spot market in 2005. Thus, a drop in the price of gas in 2005 could possibly have a more adverse impact on us than if we entered into some fixed price contracts for sale of future production.

Our proved hydrocarbon reserves were valued using a standardized measure of discounted future net cash flows of $1,958,238 at December 31, 2004, compared to $2,270,632 on December 31, 2003, after taking into account a 10% discount rate and also taking into consideration the effect of income tax. This reduction was due primarily to the fluctuations in gas prices and production rates. Estimates such as these are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company. This value does not appear on the balance sheet because accounting rules require discovered reserves to be carried on the balance sheet at the cost of obtaining them rather than the actual future net revenue from producing them. Tri-Valley typically has no discovery cost to put on the balance sheet as explained below.

Tri-Valley sold working interests in its test wells on prospects to the Opus-1 drilling partnership. The sales price of the interest is intended to pay for all drilling and testing costs on the property. Tri-Valley retains a minority "carried" ownership interest in the well and does not pay its proportionate share of drilling and testing costs for the first well drilled on each prospect. However, the Company does pay its proportionate cost of any subsequent well drilled on each prospect. Under these arrangements, we usually minimize the Company's cost to drill and also receive a minority interest from the reserves we discover. On the other hand, we occasionally incur extra expenses for drilling or development that we choose, in our discretion, not to pass on to other venture participants.

In 2003 we drilled the Oil Creek, Oil Lake and Elk Ridge Prospects. After thorough review it was determined the prospects would not be commercially successful and will be abandoned. In 2004 we drilled the Los Gatos prospect which was a dry hole and was abandoned.

We are fracing the deep Ekho well in the first quarter of 2005 and are preparing to redrill a horizontal test of the Sunrise-Mayel #2.

Mining Activity

The price of gold has fluctuated between $374 and $438 per ounce rekindling interest of investors to support junior exploration ventures. Accordingly, management implemented its plan to establish a wholly owned subsidiary to handle all mining business for eventual spin off to Tri-Valley shareholders.

The Company began the buyout of royalty and carried working interest burdens on its Richardson, Alaska gold exploration project in order to transfer a clean property into the new Delaware corporation, Select Resources Corporation. Tri-Valley Corporation expects to record substantial non cash losses as a result of issuing stock for these interests which are non producing at this time and cannot be booked as assets equal to the value of the stock paid. The Company believes the ultimate return it can realize on the property unburdened by royalty and carried interests will handily exceed the upfront costs of the buyout.

Select Resources Corporation is initially staffed by F. Lynn Blystone, Chairman and CEO, Dr. Harold J. Noyes, President, Dr. Henry J. “Rick” Sandri, Executive Vice President, Thomas J. Cunningham, Chief Financial Officer, Dr. Odin Christensen, consulting geologist and technical team leader, Dr. Craig Beagle, consulting geophysicist, Dr. Jeffrey Jaecks, consulting geochemist and Sandra Perry, consulting remote sensing specialist.

In December 2004, Select Resources acquired another gold/copper property in Alaska, the 5,000 acre Shorty Creek Prospect near Livengood some 70 miles north of Fairbanks on the Dalton Highway pipeline haul road. Select has recently completed staking another 5,300 acres of claims adjoining and speculated to be on trend with mapped mineralization of the initial claim block acquisition. There are no proven reserves at this time. Select plans extensive prospecting on Shorty Creek and drilling on one or more targets on Richardson in this 2005 season. Tri-Valley advanced to Select $500,000 for geological and geophysical mapping and drilling.

Select’s most ambitious initial effort has been the establishment and operation of the Alpha Minerals and Chemicals LLC joint venture to mine, process and sell high chemical grade-high whitener calcium carbonate from the Monarch Mine in eastern Kern County, California. Select is in the process of refining a business plan and establishing operations in 2005. Select is the operator of the 50-50 joint venture with Trans Western Materials, a privately held Nevada LLC that owns the mineral leases. Select’s business objective is to establish a positive cash flow to help support its exploration activities. Select’s parent, Tri-Valley Corporation has committed $2.5 million to establish the joint venture with Trans Western Materials contributing its leases and business relationships.
Results of Operations

Comparison of Years Ended December 31, 2004 and 2003

Revenue

The Company lost $1,276,005 in 2004 comparable to a profit of $456,109 in 2005. Total revenue was $1,965,575 lower this fiscal year compared to fiscal year end 2003. Revenue from oil and gas sales was $102,265 lower for the year ended 2004 compared to year ending 2003 due to decrease production due to wells being shut in for workovers. Interest income was $11,511 more for the year ended December 31, 2004 compared to year end 2003 due to more cash on hand during the year earning interest. Sales of oil and gas prospects is $1,881,280 less this period compared to the same period last year. This is due primarily to a shortage of drilling equipment to drill our prospects.

Costs and Expenses

Costs and expenses were $194,461 less for the year ended December 31, 2004 compared to year end 2003. Mining expenses were $663,859 more for the period ended December 31, 2004 than for the same period in 2003, due to the Company buying back royalty interests in our Alaska prospect. Prepaid expenses increased $84,027 in 2004 due to prepaid rents and legal fees. Oil and gas lease activity was $144,101 for year-end 2004 and $183,362 for December 31, 2003. We did not acquire as many leases this year as the previous year. Costs of oil and gas prospects sold were $1,790,096 less this year than in 2003. Fewer prospects we sold this year had higher acquisition costs associated with them than prospects sold in 2003. General and administrative costs were higher this year than last year due in large part to increased travel costs, insurance premiums and fees to consulting geologists.

Comparison of Years Ended December 31, 2003 and 2002

Revenues

Oil and gas income was $148,768 more in 2003 than in 2002 due to increased gas prices in 2003. Partnership income was $11,701 more in 2003 compared to 2002 because of increased gas prices in 2003. Sale of oil and gas prospects was $5,440,780 for the year ended December 2003 compared to $5,421,782 for the same period in 2002 due to increased prospect sales in 2003. Other income was $56,718 for the year ended December 31, 2003 compared to $71,971 for the year ended 2002.

Costs and Expenses

Mining costs were $196,928 more in 2003 due to no exploration activity on our claim block in 2002. Oil and gas lease costs were $40,958 lower in 2003 than 2002 due to decreased lease operating activity. Cost of oil and gas prospects sold were $366,800 higher for the period ending December 31, 2003 compared to the same period last year cost of prospect sold varies directly in proportion to the cost of prospect sales. Depreciation, depletion and amortization expenses are $5,168 less in 2003 due to Statements of Financial Accounting Standards 142 that no longer allows annual amortization. Therefore, no amortization was taken in 2003. These assets will now be tested for impairment periodically. If required we would then take an impairment charge.

Financial Condition

Balance Sheet

At December 31, 2004 we had $11,812,920 in cash compared to $6,006,975 for December 31, 2003. This represents, for the most part, cash invested by the OPUS I partners for the drilling of oil and gas wells in that limited partnership. Property and equipment is $235,087 more for the current period compared to last year because of increased leasehold interest acquired. Deposits decreased $171,698 in 2004 compared to 2003 due to the settlement of a lawsuit and the payment of the award, which was secured by a bond.

Shareholder equity increased from $1,851,783 in 2003 to $6,796,903 for 2004. This increase was due mainly from increase in capital in excess of par value, related to sales of our common stock in private transactions.

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

The Company sponsored OPUS I, a private placement drilling program intended to raise up to one hundred million dollars to drill and complete 26 prospects. We turnkey the drilling portion and the completion portion is based on costs incurred. In a turnkey program we guarantee to drill a well(s) for a certain amount. If the drilling amount is greater than the turnkey costs the Company would lose money on that well, if the cost is less than the turnkey costs the Company would make a profit on that well.

Delay rentals for oil and gas leases amounted to $159,188 in 2004. Advance royalty payments and gold mining claims maintenance fees were $205,555 for the same period. We expect that approximately equal delay rentals and fees will be paid in 2005 from operating revenues.

Operating Activities

Net cash provided by operating activities was $1,023,187 for the year-end December 31, 2004, compared to $3,548,941 for the same period in 2003. This was primarily because we had a decrease in advances from joint venture partners. Net loss was $(1,276,005) in 2004 compared to $456,108 for 2003.

Investing Activities

Cash used by investing activities in 2004 was $519,181 compared to cash provided of $402,164 for the same period in 2003. In 2004, this was from the sale of oil and gas prospects to the OPUS I drilling partnership and the reduction of capital expenditures due to increased lease acquisitions and a loan to a wholly owned subsidiary.

Financing Activities

Cash provided by financing activities was $5,301,939 for the period ending December 31, 2004 compared to $119,576 for the same period in 2003. This was due to proceeds from sale of common stock in private transactions and the exercise of stock options by directors.

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

ITEM 8: FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
INDEX

Page(s)

Report of Independent Auditor	16

Consolidated Balance Sheets at December 31, 2004 and 2003	17

Consolidated Statements of Operations for the Years Ended
December 31, 2004, 2003 and 2002	19

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2004, 2003 and 2002	20

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004, 2003 and 2002	21

Notes to Consolidated Financial Statements	23

Supplemental Information about Oil and Gas Producing
Activities (Unaudited)	44

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors
Tri-Valley Corporation
Bakersfield, California

We have audited the accompanying consolidated balance sheets of Tri-Valley Corporation (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly in all material respects the financial position of Tri-Valley Corporation at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California
March 29, 2005

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	___2004___	___2003__
ASSETS		(restated)
Current assets
Cash	$11,812,920	$6,006,975
Accounts receivable, trade	192,008	163,825
Advance receivable	150,000	-
Prepaid expenses	96,056	12,029

Total current assets	12,250,984	6,182,829

Property and equipment, net
Proved properties	131,382	148,482
Unproved properties	1,381,667	1,251,953
Other property and equipment	265,159	142,686

Total property and equipment, net (Note 1 and Note 2)	1,778,208	1,543,121

Other assets
Deposits	200,407	372,105
Investments in partnerships (Note 1)	17,400	17,400
Goodwill	212,414	212,414
Other	13,913	13,913

Total other assets	444,134	615,832

Total assets	$14,473,326	$8,341,782

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDER’S EQUITY
December 31,
	___2004___	___2003__
		(restated)
Current liabilities
Notes payable	$ 9,985	$ 9,985
Income taxes payable	-	39,000
Accounts payable and accrued expenses	1,237,848	685,784
Amounts payable to joint venture participants	100,115	91,275
Advances from joint venture participants, net	6,321,676	5,647,150

Total current liabilities	7,669,624	6,473,194

Non-Current Liabilities
Deferred tax Liability
Long-term portion of notes payable	6,799	16,805

Total non-current liabilities	-	16,805

Total liabilities	7,676,423	6,489,999

Stockholder’s equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 21,836,052 and 20,097,627 issued and
outstanding at December 31, 2004, and 2003	21,836	20,115
Less: common stock in treasury, at cost,
100,025 shares at December 31, 2004 and 2003.	(13,370)	(13,370)
Subscription receivable	(750)	-
Capital in excess of par value	15,230,607	9,010,453
Accumulated deficit	(8,441,420)	(7,165,415)

Total stockholder’s equity	6,796,903	1,851,783

Total liabilities and stockholder’s equity	$ 14,473,326	$ 8,341,782

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	__For the Years Ended December 31,_
	___2004___	___2003___	___2002___
		(restated)
Revenues
Sale of oil and gas	$799,474	$901,739	$752,971
Royalty income	674	529	351
Partnership income	30,000	30,000	18,299
Gain on sale of property		-	-
Interest income	45,990	34,479	19,534
Sale of oil and gas prospects	3,559,500	5,440,780	5,421,782
Other income	63,032	56,718	71,971

Total revenues	4,498,670	6,464,245	6,284,908

Costs and expenses
Mining exploration costs	1,029,898	366,039	169,111
Oil and gas leases	144,101	183,362	224,320
Cost of oil and gas prospects sold	2,224,793	4,014,889	3,648,089
General and administrative	2,208,457	1,373,058	1,316,893
Interest	33,332	2,572	1,838
Depreciation, depletion and amortization	21,699	29,216	34,384
Well write-off		-	-
Impairment of acquisition costs	112,395	-	45,143

Total costs and expenses	5,774,675	5,969,136	5,439,778

Net income (loss) before income taxes	(1,276,005)	495,109	845,130

Tax provision	-	39,000	76,000

Net income (loss)	$(1,276,005)	$456,109	$769,130

Basic and diluted earnings (loss) per common share
and common equivalent share	$(0.06)	$0.02	$0.04

Weighted average number of shares outstanding	20,507,342	19,801,785	19,702,054

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

	Total			Capital in	Common
	Common	Treasury		Excess of	Stock	Accumulated	Treasury	Stockholder’s
	Shares	Shares	Par Value	Par Value	Receivable	Deficit	Stock	Equity

Balance at December 31, 2002	19,726,348	100,025	$19,726	$8,879,724	$(2,250)	$(7,621,524)	$(13,370)	$1,262,306

Issuance of common stock	371,279	-	389	1,442,439	-	-	-	1,442,828
Stock issuance cost	-	-	-	(1,311,710)	-	-	-	(1,311,710)
Common stock receivable	-	-	-	-	2,250	-	-	2,250
Net income, as restated	-	-	-	-	-	456,109	-	456,109

Balance at December 31, 2003, as restated	20,097,627	100,025	20,115	9,010,453	-	(7,165,415)	(13,370)	1,851,783

Issuance of common stock	1,738,425	-	1,721	6,866,354	-	-	-	6,868,075
Stock issuance cost	-	-	-	(646,200)	-	-	-	(646,200)
Common stock receivable	-	-	-	-	(750)	-	-	(750)
Net loss	-	-	-	-	-	(1,276,005)	-	(1,276,005)

Balance at
December 31, 2004	21,836,052	100,025	$21,836	$15,230,607	$(750)	$(8,441,420)	$(13,370)	$6,796,903

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,276,005)	$456,108	$769,130
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation, depletion, and amortization	21,699	29,216	34,384
Impairment, dry hole and other disposals of property	112,395	-	45,143
Land acquisition costs sold	-	-	122,315
(Gain) on sale of property		-	-
Non-employee stock compensation	909,180	-	119,700
Impairment, dry hole and other disposals of property
and equipment		-	-
Changes in operating capital:
(Increase) decrease in accounts receivable	(28,183)	(12,207)	(44,393)
Increase in prepaids		-	-
Increase in deposits and other assets	87,671	(55,400)	(212,000)
Increase (decrease) in income taxes payable	(39,000)	(37,000)	76,000
Increase (decrease) in accounts payable and accrued expenses	552,064	121,544	267,239
Increase (decrease) in amounts payable to joint venture
participants and related parties	8,840	16,863	14,781
Increase (decrease) in advances from joint venture
Participants	674,526	3,029,817	(37,380)

Net Cash Provided by Operating Activities	1,023,187	3,548,941	1,154,919

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	-	402,164	-
Capital expenditures	(369,181)	-	(184,185)
(Investment in) advance to joint project	(150,000)	-	-
(Investment in) distribution from partnerships	-	-	10,000

Net Cash Provided (Used) by Investing Activities	(519,181)	402,164	(174,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	-	29,686
Principal payments on long-term debt	(10,006)	(13,792)	(5,739)
Net Proceeds from issuance of common stock	5,310,224	133,368	19,700

Sale of treasury stock	-	-	-
Stock issuance costs	-	-	-

Net Cash Provided by Financing Activities	5,301,939	119,576	43,647

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
		(restated)

Net Increase (Decrease) in Cash and Cash Equivalents	$5,805,945	$4,070,681	$1,024,381

Cash at Beginning of Year	6,006,975	1,936,294	911,913

Cash at End of Year	$11,812,920	$6,006,975	$1,936,294

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$33,332	$2,572	$1,838

Income taxes paid	$-	$40,000	$800

SUPPLEMENTAL NON-CASH ACTIVITIES:
Services paid with common stocks	$197,180	$23,247	$-

Stock issued to exchange mining claims	$712,000	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - GENERAL

History and Business Activity
Tri-Valley Corporation (“TVC” or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and precious metals properties and interests therein. Tri-Valley has three wholly owned subsidiaries. Tri-Valley Oil & Gas Company (“TVOG”) operates the oil & gas activities, and derives the majority of its revenue from sale of oil and gas properties. Tri-Valley Power Corporation and Select Resources are the other two wholly owned subsidiaries which have minimum activities during 2004.

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

NOTE 2 - RESTATEMENT

Management determined that its accounting procedures for revenue and cost of sales related to turnkey drilling were no longer appropriate and required an adjustment for the fiscal year ended 2003 and the first two quarters for fiscal 2004.

The restatements for the year ended December 31, 2003 resulted from a change in the Company’s revenue recognition policy. The Company previously recognized revenues on turnkey drillings before the close of the books because full payment had been collected and the amounts were non refundable. The Company changed its revenue recognition policy to book revenue only when the well is drilled to its target depth and/or logged. This change has caused drilling revenue and the related costs to decrease during the year ended December 31, 2003 and increase in the first quarter of the year ended December 31, 2004.

The restatement for the quarter ended June 30, 2004 relates to the correction of an expense that was originally double booked. The adjustment has resulted in an increase of earnings

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 2 - RESTATEMENT (continued)

The following sets forth the significant effects of the aforementioned restatements to the Company’s consolidated financial statements for the fiscal year ended December 31, 2003:

	As Previously		As
	Reported	Adjustment	Restated	Reference

Sales of oil and gas prospects	$6,585,780	$1,145,000)	$5,440,780	[1	]
Total Revenues	7,609,245	(1,145,000)	6,464,245
Cost of oil and gas prospects sold	4,360,679	(345,790)	4,014,889	[2	]
General and administrative	1,449,589	(76,531)	1,373,058	[3	]
Total Cost and Expenses	6,391,463	(422,327)	5,969,136
Net income (loss) before income tax	1,217,782	(722,673)	495,109
Tax provision	58,000	(19,000)	39,000	[4	]
Net Income (Loss)	1,159,782	(664,673)	456,109
Basic and diluted earnings (loss) per
common share and common equivalent	0.06	(0.03)	0.02

Property and Equipment, Net	$1,522,333	$20,788	$1,543,121	[5	]
Total Assets	8,320,992	20,790	8,341,782
Income tax payable	58,000	(19,000)	39,000	[4	]
Accounts payable & accrued expenses	777,729	(91,945)	685,784	[3	]
Advances from joint venture participants	4,811,742	835,408	5,647,150	[6	]
Total Current Liabilities	5,748,731	724,463	6,473,194
Total liabilities	5,765,536	724,463	6,489,999
Accumulated deficit	(6,461,742)	(703,673)	(7,165,415)	[7	]
Total Shareholders' Equity	2,555,456	(703,673)	1,851,783
Total Liabilities and Shareholders' Equity	8,320,992	20,790	8,341,782

The restatements to the financial statements for the year ended December 31, 2003 are due to follows:

1.	Recognition of sales related to turnkey drilling of $1,145,000 and was deferred to 2004 when oil or gas well was drilled to its target depth and/or logged.

2.	This amount of cost of oil and gas prospects was erroneously omitted in the previously filed statements of operations, although it was included in the total cost.

3.	Certain general and administration costs associated with the deferred turnkey revenue were also deferred to match with the revenue recognition.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 2 - RESTATEMENT (continued)

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Tri-Valley Oil & Gas Co. and Selected Resources. All material intercompany accounts and transactions have been eliminated in consolidation.

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

Cash Equivalent and Short-Term Investments
Cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with original maturities of three months or less. The majority of these funds are held at Smith Barney.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Goodwill
The consolidated financial statements include the net assets purchased of Tri-Valley Corporation’s wholly owned oil and gas subsidiary, TVOG. Net assets are carried at their fair market value at the acquisition date. On January 1, 2002, Tri-Valley Corporation adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill is a non-amortizable asset, and is subject to a periodic review for impairment. Prior to the implementation of SFAS 142, the Company had goodwill of $433,853 that was being amortized. The carrying amount of goodwill is evaluated periodically. Factors used in the evaluation include the Company’s ability to raise capital as a public company and anticipated cash flows from operating and non-operating mineral properties.

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

Revenue Recognition

Sale of Oil and Gas
Crude oil and natural gas revenues are recognized as production occurs, the title and risk of loss transfers to a third party purchaser, net of royalties, discounts, and allowances, as applicable.

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

Starting 2002 the Company changed its prospect offerings by inclusion of estimated costs of drilling in addition to GGLA costs. This offering is termed a “turnkey” exploratory drilling opportunity because investors are charged only one certain amount in return for Tri-Valley drilling a well to the agreed total depth.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)
Once the well is spudded, investor money is not refundable. Tri-Valley recognizes revenue when the well is logged. Amounts charged are included in an Authority for Expenditure (AFE), which is a budget for each project well. Tri-Valley prepares the AFE and bears all risk of well completion to total depth. If the well is drilled to total depth for actual costs less than the AFE amounts, the Company realizes a profit. Conversely, if actual costs exceed the AFE, Tri-Valley realizes a loss.

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

Receivables from and amounts payable to these related parties (as well as other related parties) have been segregated in the accompanying financial statements. For turnkey projects, amounts received for drilling activities, which have not been spudded are deferred and remain within the joint venture liability, in accordance with the Company’s revenue recognition policies. Revenue is recognized upon the completion of drilling operations and the well is logged. Actual or estimated costs to complete the drilling are charged as costs against this revenue.

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

If the well has encountered commercial reserves, the accumulated cost is transferred to oil and gas properties; otherwise, the accumulated cost, net of salvage value, is charged to dry hole expense. If the well has encountered commercial reserves but cannot be classified as proved within one year after discovery, then the well is considered to be impaired, and the capitalized costs (net of any salvage value) of drilling the well are charged to expense. In 2004, 2003, and 2002 there was $112,395, $0, and $45,143 respectively, charged to expense for impairment of exploratory well costs. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method based upon estimated proved developed reserves.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Property and Equipment (Successful Efforts, continued)
At December 31, 2004 and 2003, the Company carried unproved property costs of $1.381 million and $1.252 million, respectively. Generally accepted accounting principles require periodic evaluation of these costs on a project-by-project basis in comparison to their estimated value. These evaluations will be affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases, contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize non cash charges in the earnings of future periods.

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

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Credit Risk and Fair Value of Financial Instruments
As discussed in Note 9, the Company sells oil, gas and natural gas liquids to primarily one purchaser located in the northern California region.

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

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation Plans (continued)
For purposes of pro forma disclosure, the estimated fair value of the options and performance awards at the date of grant is charged to expense as the employee stock options are fully vested upon grant. Under the fair value method, the company’s net income (loss) and earnings (loss) per share would have been as follows:

		December 31,	December 31,	December 31,
		2004	2003	2002
			(restated)

Net Income	As reported	$(1,276,005)	$496,109	$769,130
Pro forma		(1,276,005)	399,009	769,130

Earnings per share	As reported	(0.06)	0.02	0.04
Pro forma		(0.06)	0.01	0.04

Diluted earnings per share	As reported	(0.06)	0.02	0.04
Pro forma		(0.06)	0.01	0.03

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

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

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

In November 2004, the FASB issued SFAS No. 151, ”Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)
In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions”. The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,”Accounting for Real Estate Time-Sharing Transactions”. SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, “Accounting for Sales of Real Estate”, for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occuring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and APB Opinion 25, “Accounting for Stock Issued to Employees.” SFAS No.123(R) requires that the cost of share-based payment transactions (including those with employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity’s shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity’s shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company’s financial statement.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Sarbanes-Oxley Act Of 2002
Section 404 of the Sarbanes-Oxley Act of 2002 requires public Companies to report on both internal control over financial reporting and disclosure controls and procedures. Internal control over financial reporting refers to:

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

The effectiveness of internal control over financial reporting must be assessed by management, and reported on in the Company’s annual report filed with the SEC. The Company expects to provide this assessment separately in an amendment to their report on Form 10-K for the year ended December 31, 2004. The Company’s independent auditors must attest to management’s assessment of internal control over financial reporting, and must issue their report, stating whether they agree with management’s assessment. In addition, the Company is required to report any changes in their internal control over financial reporting in their annual reports and quarterly reports filed with the SEC.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 4 - PROPERTY AND EQUIPMENT

Oil and gas properties, and equipment and fixtures consist of the following:

	December 31,
	2004	2003
Oil and gas - California
Proved properties, gross	$752,705	$752,705
- accumulated depletion	(621,323)	(604,223)
Proved properties, net	131,382	148,482
Unproved properties	1,381,667	1,251,953
Total oil and gas properties	1,513,049	1,400,435

Other property and equipment
Land	12,281	12,281
Building	50,395	50,395
Transmission tower	45,000	45,000
Office equipment, vehicle, and leasehold improvements	345,586	218,514
	453,262	326,190
Accumulated depreciation	(188,103)	(183,504)
Total other property and equipment, net	265,159	142,686

Property and equipment, net	$1,778,208	$1,543,121

NOTE 5 - NOTES PAYABLE

	December 31,
	2004	2003

Note payable to Union Bank dated July 29,2002;
secured by a vehicle; interest at 8.3%; payable
in 60 monthly installments of $602.	$12,452	$22,437

Note payable to Union Bank, dated January
15, 2000; secured by a vehicle; interest at 8.5%;
Payable in 60 monthly installments of $380.	4,332	4,353

	16,784	26,790
Less current portion	9,985	9,985

Long-term portion of notes payable	$6,799	$16,805

NOTE 5 - NOTES PAYABLE (continued)

Maturities of long-term debt for the years subsequent to December 31, 2004 are as follows:

2005	$9,985
2006	2,721
2007	4,078

$16,784

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

The fair value of each option grant is estimated on the date of grant the Black-Scholes American option-pricing model with the following weighted-average assumptions used for grant in 2003 and 2002, respectively. There were no options granted in 2004.

Year	Expected Life	Expected Dividends	Expected Volatility	Risk-Free Interest Rates
2003	4	None	88%	3.00
2002	5	None	98.04%	3.86

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 6 - RELATED PARTY TRANSACTIONS (continued)

A summary of the status of the Company's fixed stock option plan as of December 31, 2004, 2003 and 2002 and changes during the years ending on those dates is presented below:

	2004		2003		2002
Weighted-				Weighted-		Weighted-
Average				Average		Average
Exercise				Exercise		Exercise
Shares		Price	Shares	Price	Shares	Price
Fixed Options
Outstanding at beginning of year	3,018,600	$1.27	2,960,500	$1.25	3,229,000	$1.26
Granted	-	-	100,000	$1.33	-	$-
Exercised	(465,000)	$1.20	(41,900)	$0.50	(20,500)	$0.50
Cancelled	-	$-	-	$-	(248,000)	$1.36

Outstanding at end of year	2,553,600	$1.28	3,018,600	$1.27	2,960,500	$1.25

Options exercisable at year-end	2,553,600		3,018,600		2,960,500

Weighted-average fair value of options granted during the year
n/a			$0.96		n/a

Available for issuance	390,000

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding and Exercisable
		Weighted-Average
	Number Outstanding	Remaining	Weighted-Average
Range of Exercise Prices	at December 31, 2004	Contractual Life	Exercise Price

$.50 - $2.43	2,553,600	3.72	$1.28

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 6 - RELATED PARTY TRANSACTIONS

Partnerships
Tri-Valley is a general partner and operator of the Tri-Valley Oil & Gas Exploration Programs 1971-1, Martins-Severin, and Opus I Partnerships. The Company accounts for these partnerships on the equity method. Oil and gas income follows:

	December 31,	December 31,	December 31,
	2004	2003	2002

Partnership income, net of expenses	$30,000	$30,000	$18,299

NOTE 7 - EARNINGS PER SHARE

Year	Full Year Basic Earnings (Loss) Per Share	Weighted-Average Shares Outstanding	Diluted Earnings (Loss) Per Share	Diluted Earnings Weighted-Average Share Outstanding Plus Common Stock Equivalents	Common Stock Equivalents Excluded from Diluted Earnings Per Share
2004	$(0.06)	20,507,342	$(0.06)	2,553,600	$-
2003	0.02	19,801,785	0.02	3,018,600	-
2002	0.04	19,702,054	0.03	2,698,500	960,000

The diluted earning per share amounts are based on weighted-average shares outstanding plus common stock equivalents. Common stock equivalents include stock options and awards, and common stock warrants. Common stock equivalents excluded from the calculation of diluted earnings per share due to the effect was antidilutive.

NOTE 8 - INCOME TAXES

At December 31, 2004, the Company had available net operating loss carry forwards for financial statements and federal income tax purposes of approximately $2 million.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 8 - INCOME TAXES (continued)

The components of the net deferred tax assets were as follows:

	December 31,	December 31,	December 31,
	2004	2003	2002
		(restated)
Deferred tax assets:
Net operating loss carryforwards	$818,000	$345,727	$45,667
Statutory depletion carryforwards	356,000	339,007	297,217

Total deferred tax assets	1,174,000	684,734	342,884
Valuation allowance	(1,174,000)	(684,734)	(342,884)

Net deferred tax assets	$-	$-	$-

A full valuation allowance has been established for the deferred tax assets generated by net operating loss and statutory depletion carryforwards due to the uncertainty of future utilization. The net operating loss expires in 2022 for federal purposes and 2023 for state purposes. Depletion carryforwards have an indefinite life.

The reconciliation of federal taxable income follows:

	December 31,	December 31,	December 31,
	2004	2003	2002
		(restated)

Income (loss) before tax	$(1,276,005)	$495,109	$845,130

Computed "expected" tax (benefit)	$(434,000)	$168,000	$304,344

State tax liability	-	39,000	76,000

Utilization (non-utilization) of operating loss carryover	434,000	(168,000)	(304,344)

Total income tax provision	$-	$39,000	$76,000

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 9 - MAJOR CUSTOMERS

Oil and Gas
Substantially all oil and gas sales have occurred in the northern California gas market.

The Company received substantially all of its oil and gas revenue from one customer. The oil and gas sales to this one customer amounted to $799,474, $901,739, and $752,971 for the year ended December 31, 2004, 2003, and 2002, respectively.

NOTE 10 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company reports operating segments according to SFAS No. 131, “Disclosure About Segments of an Enterprise and Related Information”.

The Company identifies reportable segments by product. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. The Company also includes interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss.

The Company's operations are classified into three principal industry segments. Following is a summary of segmented information for 2004, 2003, and 2002:

	Oil and Gas	Precious	Drilling and
	Production	Metals	Development	Total
Year ended December 31, 2004

Revenues from external customers	$830,148	$-	$3,559,500	$4,389,648

Interest revenue	$45,990	$-	$-	$45,990

Interest expense	$33,332	$-	$-	$33,332

Expenditures for segment assets	$369,181	$-	$-	$369,181

Depreciation, depletion, and amortization	$21,699	$-	$-	$21,699

Total assets	$14,473,326	$-	$-	$14,473,326

Estimated income tax benefit(expense)	$160,000	$412,000	$(62,000)	$512,000

Net income (loss)	$(400,046)	$(1,029,898)	$153,939	$(1,276,005)

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 10 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas	Precious	Drilling and
	Production	Metals	Development	Total
Year ended December 31, 2003			(restated)	(restated)

Revenues from external customers	$932,268	$-	$5,440,780	$6,373,048

Interest revenue	$34,479	$-	$-	$34,479

Interest expense	$2,572	$-	$-	$2,572

Expenditures for segment assets	$-	$-	$-	$-
Depreciation, depletion, and amortization	$29,216	$-	$-	$29,216

Total assets	$8,320,992	$-	$-	$8,341,782

Estimated income tax benefit(expense)	$250,000	$146,000	$(579,000)	$(183,000)

Net income (loss)	$(624,280)	$(366,039)	$1,446,428	$456,109

Year ended December 31, 2002

Revenues from external customers	$771,621	$-	$5,421,782	$6,193,403

Interest revenue	$19,534	$-	$-	$19,534

Interest expense	$1,838	$-	$-	$1,838

Expenditures for segment assets	$155,132	$-	$-	$155,132

Depreciation, depletion, and amortization	$34,384	$-	$-	$34,384

Total assets	$4,634,874	$-	$-	$4,634,874

Estimated income tax benefit(expense)	$334,000	$68,000	$(709,000)	$(307,000)

Net income (loss)	$(835,452)	$(169,111)	$1,773,693	$769,130

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 11 - COMMON STOCK

During 2004 the Company issued the following shares of common stock. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

-
One private individual purchased 1,090,000 common stock shares for total $5,385,000 during the year: 300,000 shares at $4.5 per share, 200,000 shares at $4.75 per share, and 500,000 shares at $5.0 per share, and 90,000 shares at $6.5 per share

-	Another private individual purchased 3,000 shares at $4.05 per share.

-	Companies issued 160,000 shares to two individuals to exchange mining claims in Alaska. The stocks were valued at $4.45 per share at the time of the exchange.

-	The Company issued total 20,000 shares to directors of the Company for services rendered during the year. At the time of the issuance the stocks were valuated at $6.5 per share.

-
During the year various directors and employees of the Company exercised stock options previously granted. The new shares issued pursuant to the stock option plan amounted to 465,000 shares. Cash consideration received totaled to $560,000.

-	During the year the common stock issuance cost amounted to approximately $646,200.

During 2003 we issued the following shares of common stock. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

-	One officer, one former employee, and one private individual exercised options to purchase 41,900 common shares at $.50 each.

-	One private individual purchased 3,000 common stock shares at $1.35 each.

-	The Company issued 15,000 shares to the Company’s officers. The closing market price of our common stock on the date we awarded these shares was $1.36.

-	The Company issued 50,000 shares to the Company’s outside directors. The closing market price of our common stock on the date we awarded these shares was $1.33

-	The Company issued 6,000 shares to a consultant for service. The closing market price of our common stock on the date we awarded these shares was $3.20.

-	The Company issued 255,387 common shares to Swartz Private Equity, LLC.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

Natural Gas Contracts
The Company sells its gas under three separate gas contracts. Each of the contracts is effective for a twelve-month period and is renegotiated annually. During 2004, 2003, and 2002, the Company sold all of its produced gas under these agreements. The terms of the agreements are identical among the contracts. During 2004, 2003, and 2002, the terms of the agreements were as follows: 100% of the produced gas was sold at the monthly spot price.

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

The balance of the joint venture advance represents the sum of amounts contributed for drilling prospects, net of expenditures for the projects. Residual project balances are held until the Company makes a final determination concerning any remedial obligations of the joint ventures. The balance at December 31, 2004 consists primarily of the following projects:

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

Joint Venture Advances (continued)

Opus
In May of 2001 the Company began raising funds for a one hundred million dollar exploration drilling program named OPUS-I. The program calls for the drilling of 26 prospects, 23 in California and 3 in Nevada. As of December 31, 2004 the program has drilled ten wells in which nine were dry holes, the remaining wells are currently being tested or evaluated for further work. The drilling portion of these prospects is turn-keyed, meaning the drilling portion is done for a fixed cost and the completion portion is done at the actual cost.

The Opus Drilling Program joint venture status at December 31, 2004 is as follows:

Total Opus Contributions	$28,940,988
Total Opus Expenditures	$22,772,733
Advances	$6,168,255

Ekho
The Ekho project was originally a three-well project, which commenced February 7, 2000 with the first well. The first well has been drilled to its target depth of just over 19,000 feet. The original majority joint interest partners were unable to fulfill their obligations to continue to fund well completion activities. The Company is currently seeking substitute partners to raise funds to fracture and complete the well. Ekho joint venture project status at December 31, 2004, which is included in the joint venture advance, is as follows (the vast majority of expenditures were made in 2000):

Total Ekho joint venture contributions	$10,604,300
Total Ekho joint venture expenditures	$10,878,236
Interest credited to the joint account	$246,749

Leases
The Company leases its office space on a month to month basis.

NOTE 13 - SUBSEQUENT EVENTS

On March 28, 2005, the Company entered into an agreement to acquire Pleasant Valley Energy Corporation, a private holder of leases estimated to contain about 24 million barrels of proven undeveloped oil reserves. The transaction is scheduled to close on or before May 6, 2005.

TRI-VALLEY CORPORATIONNOTES TO CONSOLIDATED FINANCIAL STATEMENTSDecember 31, 2004 and 2003 and 2002

SUPPLEMENTAL INFORMATION (unaudited)

TRI-VALLEY CORPORATIONNOTES TO CONSOLIDATED FINANCIAL STATEMENTSDecember 31, 2004 and 2003 and 2002

SUPPLEMENTAL INFORMATION (unaudited)

The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by the Company located solely in the United States.

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent engineering consultants for the years ended December 31, 2004, 2003, and 2002. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:

	December 31,	December 31,	December 31,
	2004	2003	2002
		(restated)
Aggregate capitalized costs:
Proved properties	$752,705	$752,705	$752,705
Unproved properties	1,381,667	1,251,953	1,654,117
Accumulated depletion, depreciation and amortization	(621,323)	(604,223)	(587,030)

Net capitalized assets	$1,513,049	$1,400,435	$1,819,792

Supplemental Information (unaudited)
Page Two

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:

	December 31,	December 31,	December 31,
	2004	2003	2002
		(restated)
Acquisition of producing properties and productive and non-productive acreage	$-	$-	$-

Exploration costs and development activities	$-	$-	$45,143

Results Of Operations From Oil And Gas Producing Activities
The results of operations from oil and gas producing activities are as follows:

	December 31,	December 31,	December 31,
	2004	2003	2002
		(restated)
Sales to unaffiliated parties	$830,148	$932,268	$771,621
Production costs	(144,101)	(183,362)	(224,320)
Depletion, depreciation and amortization	(17,100)	(26,551)	(24,719)
	668,947	722,355	522,582
Income tax expense	(240,820)	(264,968)	(187,057)

Results of operations from activities before
extraordinary items (excluding corporate
Overhead and interest costs)	$161,096	$457,387	$335,525

50

Supplemental Information (unaudited)
Page Three

Changes In Estimated Reserve Quantities
The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2004, 2003, and 2002, and changes in such quantities during each of the years then ended, were as follows:

	December 31, 2004		December 31, 2003		December 31, 2002
			(restated)
	Oil	Gas	Oil	Gas	Oil	Gas
	(BBL)	(MCF)	(BBL)	(MCF)	(BBL)	(MCF)

Proved developed and undeveloped reserves:
Beginning of year	162	1,251,548	150	1,492,245	164	1,684,757
Revisions of previous estimates extensions, discoveries and other additions	-	(374,408)	37	(115,365)	15	40,066
Net reserve additions	-	-	-	36,982	-	-
Production	-	(134,739)	(25)	(162,314)	(29)	(232,578)

End of year	162	742,401	162	1,251,548	150	1,492,245

Proved developed reserves:
Beginning of year	162	1,251,548	150	1,492,245	164	1,684,757

End of year	162	742,401	162	1,251,548	150	1,492,245

Standardized Measure Of Discounted Future Net Cash Flows Relating To Proved Oil And Gas Reserves
A standardized measure of discounted future net cash flows is presented below for the year ended December 31, 2004, 2003, and 2002.

The future net cash inflows are developed as follows:

(1)	Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
(2)	The estimated future production of proved reserves is priced on the basis of year-end prices.
(3)	The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year end cost estimates.

50

Supplemental Information (unaudited)
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

	December 31,	December 31,	December 31,
	2004	2003	2002
		(restated)

Future cash in flows	$5,248,091	$5,973,197	$5,791,416
Future production and development costs	(989,549)	(1,376,902)	(1,297,906)
Future income tax expenses	(1,357,948)	(1,134,811)	(1,202,626)
Future net cash flows	2,900,595	3,461,484	3,290,884
10% annual discount for estimated timing of cash flows	942,358	1,190,852	1,066,614
Standardized measure of discounted future net cash flow	$1,958,238	$2,270,632	$2,224,270

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

50

Supplemental Information (unaudited)
Page Five

Changes In Standardized Measure Of Discounted Future Net Cash Flow From Proved Reserve Quantities (Continued)

The "Net change in income taxes" is computed as the change in present value of future income taxes.

	December 31,	December 31,	December 31,
	2004	2003	2002
		(restated)
Standardized measure - beginning of period	$2,270,632	$2,224,270	$1,005,010

Sales of oil and gas produced, net of production costs	(655,373)	(748,906)	(547,301)
Revisions of estimates of reserves provided in prior years:
Net changes in prices	1,705,515	969,281	2,432,433
Revisions of previous quantity estimates	-	(171,355)	166,536
Extensions and discoveries	270,891	102,382	-
Purchases of minerals in place	-	-	-
Accretion of discount	248,494	263,451	274,545
Changes in production rates (timing) and other	(1,658,785)	(436,306)	(334,874)
Net change in income taxes	223,137	67,815	(772,079)

Net increase (decrease)	(312,394)	46,362	1,219,260

Standardized measure - end of period	$1,958,238	$2,270,632	$2,224,270

Supplemental Information (unaudited)
Page Five

Quarterly Financial Data (unaudited)

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(restated)	(restated)

Operating Revenues	$1,386,281	$1,134,910	$223,006	$1,754,473

Net Income (Loss)	$255,258	$(940,409)	$(479,104)	$(111,750)

Net Income (Loss) per Common Share	$0.01	$(0.05)	$(0.02)	$(0.00)

(restated)	2003
First		Second	Third	Fourth
Quarter		Quarter	Quarter	Quarter
(restated)				(restated )

Operating Revenues	$276,780	$1,190,371	$ 3,137,062	$1,860,032

Net Income (Loss)	$(421,407)	$(152,183)	$ 172,570	$896,129

Net Income (Loss) per Common Share	$(0.02)	$(0.01)	$ 0.01	$0.04

	2002
First		Second	Third	Fourth
Quarter		Quarter	Quarter	Quarter

Operating Revenues	$182,734	$857,241	$ 3,923,875	$1,321,058

Net Income (Loss)	$(264,117)	$(360,283)	$ 1,071,553	$321,977

Net Income (Loss) per Common Share	$(0.01)	$(0.02)	$ 0.05	$0.02

46

ITEM 9A Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of December 31, 2004. This evaluation ("Controls Evaluation") was done with the participation of our president and chief executive officer ("CEO") and chief financial officer ("CFO").

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

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Tri-Valley Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-(f) under the Securities Exchange Act of 1934. We are required to include in our annual report on Form 10-K, management’s assessment of internal control over financial reporting as of December 31, 2004, and a related auditor’s report on management’s assessment.

On November 30, 2004, the Securities and Exchange Commission issued an exemptive order extending for 45 days the time period in which an “accelerated filer” under Commission rules, which had outstanding market equity of less than $700 million at the end of its second fiscal quarter in 2004, must file management’s report on internal control over financial reporting. Tri-Valley qualifies for the extension granted by the Commission’s exemptive order. We have not included management’s assessment of internal control over financial reporting nor our auditor’s report on management’s assessment in this 10-K Report. We will file the required assessment and auditor’s report by amendment to this 10-K Report within 45 days after the date that this 10-K Report is due, that is, on or before April 30, 2005.
We expect that our independent auditors will issue an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  The adverse opinion will be based on a finding that a material weakness existed in Tri-Valley’s internal control on that date and is a separate report from the audited financials, on which the Company expects an unqualified opinion.  None of these deficiencies has affected Tri-Valley’s cash flow or ability to meet its obligations.

One other issue of ineffective segregation of duties stemmed from Tri-Valley’s historically lean staff wherein individual management members each “wear several hats.”  This was resolved after December 31, 2004 by expanding the internal accounting staff to conform to an effective separation of check signing, access to financial information, bank reconciliation and journal entry duties in compliance with the new rules for internal controls.

In the course of assessing internal control, we identified a couple of significant deficiencies, one related to book entry of accounts and another related to revenue recognition policies, and the company corrected these deficiencies during the third quarter of 2004.  In addition, as the year closed, we decided that additional staff were needed to provide assurance that duties of authorizing and recording financial entries were sufficiently separate to provide adequate internal control.  However, we were unable to hire the required additional staff and make the desired internal control changes prior to December 31, 2004, to provide this additional assurance.

Since our efforts to segregate duties effectively were not completed until after the December 31 close of the 2004 fiscal year, the first annual assessment of the Company’s internal control over financial reporting will probably note these items as a material weakness.

PART III

ITEM 10 Directors and Executive Officers of the Registrant

All directors of the Company serve one year terms from the time of their election to the time their successor is elected and qualified. The following information is furnished with respect to each director and executive officer:

		Year First
		Became Director or	Position With
Name of Director	Age	Executive Officer	Company

F. Lynn Blystone	69	1974	President, CEO, Director, TVC
			CEO and Director, TVOG
			President, CEO, Director, TVPC

Dennis P. Lockhart(1)	57	1982	Director

Milton J. Carlson(1)	74	1985	Director

Harold J. Noyes (2)	56	2002	Director

Loren J. Miller(1)	59	1992	Director

C. Chase Hoffman (2)	81	2000	Director

Thomas J. Cunningham	62	1997	Treasurer, Chief Financial Officer and
			Secretary, TVC, TVOG, and TVPC

Joseph R. Kandle	62	1999	President, TVOG

(1)- Member of Audit Committee

(2) Member of Compensation Committee

F. Lynn Blystone - 69	President and Chief Executive Officer of Tri-Valley Corporation and Tri-Valley Power Corporation, CEO of Tri-Valley Oil & Gas Company and Select Resources Corporation, which are three wholly owned subsidiaries of Tri-Valley Corporation, Bakersfield, California, Chairman of Alpha Minerals & Chemicals. LLC	1974

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

Mr. Lockhart is a professor at Georgetown University. He was previously Managing Partner of Zephyr Management L.P., an international private equity investment fund sponsor/manager headquartered in New York. He remains a partner in this firm. He is also (non-executive) Chairman of the Small Enterprise Assistance Funds (SEAF),a not-for-profit operator of emerging markets venture capital funds focused on the small and mid-sized company sector. He is a director of CapitalSource Inc. (NYSE) and SMELoan Asia/Maveo Systems (private, Hong Kong based). In 2002 and 2003 he was an Adjunct Professor at the Johns Hopkins University School of Advanced International Studies. From 1988 to 2001, he was President of Heller International Group Inc., a non-bank corporate and commercial finance company operating in 20 countries, and a director of the group’s parent, Heller Financial Inc. From 1971 to 1988 he held a variety of international and domestic positions at Citibank/Citicorp (now Citigroup) including assignments in Lebanon, Saudi Arabia, Greece, Iran and the bank’s Latin American group in New York. In 1999, he was Chairman of the Advisory Committee of the U.S. Export Import Bank. He is a graduate of Stanford University and The John Hopkins University School of Advanced International Studies. He also attended the Senior Executive Program at the Sloan School of Management, Massachusetts Institute of Technology. Mr. Lockhart is an independent member of our Board of Directors.

Milton J. Carlson - 74	Director	1985

Since 1989, Mr. Carlson has been a principal in Earthsong Corporation, which, in part, consults on environmental matters and performs environmental audits for government agencies and public and private concerns. Mr. Carlson attended the University of Colorado at Boulder and the University of Denver. Mr. Carlson is an independent member of our Board of Directors.

Loren J. Miller, CPA - 59	Director	1992

Mr. Miller has served in a treasury and other senior financial capacities at the Jankovich Company since 1994. Prior to that he served successively as vice president and chief financial officer of Hershey Oil Corporation from 1987 to 1990 and Mock Resources from 1991 to 1992. Prior to that he was vice president and general manager of Tosco Production Finance Corporation from 1975 to 1986 and was a senior auditor the accounting firm of Touche Ross & Company from 1968 to 1973. He is experienced in exploration, production, product trading, refining and distribution as well as corporate finance. He holds a B.S. in accounting and a M.B.A. in finance from the University of Southern California. Mr. Miller is an independent member of our Board of Directors.

Harold J. Noyes - 56	Director, President of Select Resources Corporation, a wholly owned subsidiary of Tri-Valley Corporation, Director of Tri-Valley Corporation, Director of Alpha Minerals & Chemicals, LLC	2002

Since January 2005 he has been president of Select Resources Corporation, a newly formed wholly owned subsidiary of Tri-Valley Corporation. Prior to that he was the president of H.J. Noyes and Associates, Inc., a firm that provides consulting and business development services to the minerals industry. Dr. Noyes is currently a senior program manager with Pacific Northwest National Laboratory. He served October 2001 through October 2002 as vice president, marketing and business development for Blake Street Investments, Inc., a money management and investment advisory firm. From 1997 to 2000 he was president of North Star Exploration, Inc. He was manager, resource development for Doyon Limited from 1983 to 1997. Dr. Noyes graduated from the University of Minnesota Magna Cum Laude in geology and took his Ph.D. in geology and geochemistry at the Massachusetts Institute of Technology. Later he earned a Masters in Business Administration at the University of Chicago. In 2004, Mr. Noyes was an independent member of our board of directors.

C. Chase Hoffman - 81	Director	2000

Since 1965 Mr. Hoffman has owned and operated a milk cow dairy and farmed 4,000 acres of land. Additionally, he has been a commercial and residential land developer in California and Hawaii since 1978. From 1973 to 1978 he was a senior vice president and general manager for Knudsen for the State of California. Mr. Hoffman also sits as a director for two companies whose shares are listed on the Canadian Venture Exchange: Seine River Resources, Inc., Vancouver, British Columbia, with California gold operations and Guatemala oil properties, and International Powerhouse Energy Corporation, a British Columbia, Canada, hydroelectric project. He is a graduate of Stanford University with a degree in Economics and Business Administration from Graduate School of Business. Mr. Hoffman is an independent member of our Board of Directors.

Thomas J. Cunningham - 62	Secretary, Treasurer and Chief Financial Officer of Tri-Valley Corporation, and its wholly owned subsidiaries, Tri-Valley Oil & Gas Company, Tri-Valley Power Corporation and Select Resources Corporation, Bakersfield, California, CFO and Director of Alpha Minerals & Chemicals	1997

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

Joseph R. Kandle - 62	President and Chief Operating Officer Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	1998

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

Audit Committee

The independent directors that serve on the audit committee are Loren J. Miller, Dennis P. Lockhart and Milton J. Carlson. The board of directors has determined that Loren J. Miller is considered to be the audit committee financial expert. Please see his biography above.

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

Code of Ethics

We have adopted a code of ethics that applies to our chief executive officer and chief financial officer. A copy of the code of ethics is attached to this 10-K Report as and exhibit.

ITEM 11 Executive Compensation

The following table summarizes the compensation of the chairman of the board and the president of the Company and its subsidiaries, F. Lynn Blystone (the "Named Officer"), for the fiscal year ended December 31, 2004, 2003, and 2002.

Independent directors C. Chase Hoffman and Harold J. Noyes served as the compensation committee for fiscal year 2004.

				Long Term
				Compensation
		Annual Compensation		Awards
(a)	(b)	( c )	(d)	(e)
			Other	Securities
Name	Period Covered	Salary	Compensation	Underlying Options

F. Lynn	FYE 12/31/04	$108,900	$25,000
Blystone, CEO	FYE 12/31/03	$ 99,000	$50,000
	FYE 12/31/02	$ 99,000	$50,000

Employment Agreement with Our President

We have an employment agreement with F. Lynn Blystone, our President and Chief Executive Officer, which ended in August 2002, and was automatically renewable for three one-year periods after 2002, unless terminated by giving 90 days written notice. The base salary amount is $99,000 per year plus 5,000 shares of our common stock at the end of each year of service. Mr. Blystone is also entitled to a bonus (not to exceed $25,000) equal to 10% of net operating cash flow before taxes, including interest income and excluding debt service. Mr. Blystone is also entitled to a bonus of 4% of the company's annual net after-tax income. The total of the bonuses from cash flow and net income may not exceed $50,000 per year. The employment agreement also provides a severance payment to Mr. Blystone if he is terminated within 12 months after a sale of control of Tri-Valley. The severance payment equals $150,000. For purposes of the severance provision, a sale of control is deemed to be the sale of ownership of 30% of the outstanding stock of Tri-Valley or the acquisition by one person of enough stock to appoint a majority of the board of directors of the company.

We carry key man life insurance of $500,000 on Mr. Blystone's life.

Compensation Committee Report

The Compensation Committee Report will be filed with the proxy statement for the annual shareholders meeting.

Aggregated 2004 Option Exercises and Year-End Values

The following table summarizes the number and value of all unexercised stock options held by the Named Officer and the Directors at the end of 2004.

( a )	(b)	(c)	(d)	(e)
			Number of Securities	Value of Unexercised In-
			Underlying Unexercised	The-Money Options/SARs
			Options/SARs at FY-End (#)	at FY-End ($)*
	Shares Acquired On Exercise (#)
Name		Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
F. Lynn Blystone	17,000	$41,970	857,600/0	$9,414,148/0
C. Chase Hoffman	200,000	$1,049,000
Loren J.Miller	220,000	$1,324,500	50,000	$490,000

*Based on a fair market value of $12.23 per share, which was the closing price of the Company's Common Stock on the American Stock Exchange on December 31, 2004.

No additional stock options were granted in 2004.

Compensation of Directors

The Company compensates non-employee directors for their service on the board of directors.

The following table sets forth information regarding the cash compensation paid to outside directors in 2004.

(a)	(b)	(c)
Name	Fees	Restricted Shares

Harry J. Noyes	$5,650	4,000

Milton Carlson	$6,600	4,000

Dennis P. Lockhart	$6,350	4,000

Loren J. Miller	$7,000	4,000

C. Chase Hoffman	$6,050	4,000

Performance Graph

The following stock price performance graph is included in accordance with the SEC's executive compensation disclosure rules and is intended to allow stockholders to review our executive compensation policies in light of corresponding stockholder returns, expressed in terms of the appreciation of our common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The graph compares the yearly percentage change in the cumulative total stockholder return on our common stock with the cumulative total return of Royale Energy, Inc., Parallel Petroleum Corporation and Equity Oil Company from December 31, 2000 through December 31, 2004. On July 20, 2004, Whiting Petroleum Corporation and Equity Oil Company completed their merger, resulting in Equity becoming a wholly-owned subsidiary of Whiting.

Total returns assume $100 invested on December 31, 2000 in shares of Tri-Valley Corporation, Royale Energy Inc., Parallel Petroleum Corporation, and Equity Oil Company, assuming reinvestment of dividends for each measurement period.

Total Return Analysis
	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004
Tri-Valley Corp	$100.00	$98.77	$86.42	$271.60	$754.94
Royale Energy, Inc.	$100.00	$101.18	$92.34	$241.06	$141.45
Parallel Petroleum Corp.	$100.00	$83.46	$71.92	$114.17	$141.47
Equity Oil Co.	$100.00	$51.43	$57.14	$112.29	$864.29

ITEM 12 Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2004, there were 21,836,052 shares of the Company's common stock outstanding. The following persons were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock:

	Number of	Percent of
Name and Address	Shares	Total

F. Lynn Blystone P.O. Box 1105 Bakersfield, CA 93302	1,295,603(1)	5.7%

Includes 857,600 shares of stock Mr. Blystone has the right to acquire upon the exercise of options.

The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 2004 by each director, by each of the executive officers named in Item 11, and by the executive officer named in Item 10 and directors as a group:

	Number of	Percent of
Directors	Shares(1)	Total(2)

F. Lynn Blystone	1,295,603	5.7%

Dennis P. Lockhart	345,191	1.6%

Milton J. Carlson	349,000	1.6%

Loren J. Miller	309,300	1.4%

Harold J. Noyes	114,000	0.5%

C. Chase Hoffman	271,500	1.2%

Total group (all directors and
Executive officers - 6 persons)	2,684,594	12.0%

(1)
Includes shares which the listed shareholder has the right to acquire from options as follows: Dennis P. Lockhart 270,000; Milton J. Carlson 268,000; Loren J. Miller 50,000, Harold J. Noyes 100,000; F. Lynn Blystone 857,600.

(2)
Based on total outstanding shares of 21,836,052 as of December 31, 2004. The persons named herein have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

ITEM 14 Principal Accountant Fees and Services
YEAR	AUDIT SERVICES	TAX SERVICES	SEC SERVICES
2004	$50,832.68	$14,392.72	$ 5,182.60
2003	$45,509.82	$16,784.18	$ 6,286.00

ITEM 15 Exhibits and Financial Statement Schedules

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A of the Company’s 2000 Proxy Statement and Definitive Schedule 14A, filed with the SEC on July 26, 2000.
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company's Form 10-KSB for the year ended December 31, 1999, filed with the SEC on March 24, 2000.
4.1	Rights Agreement, incorporated by reference to Exhibit 99.1 of the Company’s Form 10-KSB for the year ended December 31, 1999, filed with the SEC on March 24, 2000.
10.1
Employment Agreement with F. Lynn Blystone, incorporated by reference to Exhibit 10.1 of the Company's Form 10-KSB/A, Amendment No. 3 to Form 10-KSB for the year ended December 31, 2000, filed with the SEC on December 14, 2001.

10.2
Tri-Valley Corporation 1999 Stock Option Plan, as amended, incorporated by reference to Exhibit B of the Company’s 1999 Proxy Statement and Definitive Schedule 14A, filed with the SEC on October 1, 1999.

14.1	Code of Business Conduct & Ethics
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a)
31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. §1350.
32.2	Certification Pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 24, 2005	By:/s/ F. Lynn Blystone
F. Lynn Blystone
President, Chief Executive Officer and
Director

March 24, 2005	By:/s/ Thomas J. Cunningham
Thomas J. Cunningham
Secretary, Treasurer, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:

March 24, 2005	By:/s/ Milton J. Carlson
Milton J. Carlson, Director

March 24, 2005	By:/s/ C. Chase Hoffman
C. Chase Hoffman, Director

March 24, 2005	By:/s/ Dennis P. Lockhart
Dennis P. Lockhart, Director

March 24, 2005	By:/s/ Loren J. Miller
Loren J. Miller, Director

March 24, 2005	By:/s/ Harold J. Noyes
Harold J. Noyes, Director

EXHIBIT 14.1

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

Exhibit 21.1

Tri-Valley Corporation

Subsidiaries

The following are wholly owned subsidiaries of Tri-Valley Corporation:

Tri-Valley Oil and Gas Company, a California corporation

Tri-Valley Power Corporation, a Delaware corporation

Select Resources Corporation, Inc., a Delaware corporation

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