Form 10-K/A
period 2004-12-31
TRI VALLEY CORP
filed 2005-04-29
CIK 22551

As filed with the Securities and Exchange Commission on April 28, 2005

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

Yes [x] No [ ]

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

Exhibit Index appears on page 57

TABLE OF CONTENTS

PART I
ITEM 1	Business	1
	Competition	1
	Governmental Regulation	1
	Environmental Regulation	2
	Employees	3
	Available Information	3
ITEM 2	Properties	3
	Oil and Gas Operations	4
	Mining Activity	5
ITEM 4	Submission of Matters To A Vote Of Security Holders	6

PART II
ITEM 5	Market Price Of The Registrant's Common Stock And Related Security Holder Matters	6
	Recent Sales of Unregistered Securities	7
ITEM 6	Selected Historical Financial Data	7
ITEM 7	Management's Discussion And Analysis Of Financial Condition	7
	Notice Regarding Forward-Looking Statements	7
	Overview	8
	Restatements	8
	Critical Accounting Policies	9
	Results of Operations	12
	Financial Condition	13
	Operating Activities	13
ITEM 8	Financial Statements	15
ITEM 9A	Controls and Procedures	48
	Evaluation of Disclosure Controls	48
	Management Report on Internal Control	48
	Report of Independent Registered Public Accounting Firm	49

PART III
ITEM 10	Directors and Executive Officers of the Registrant	50
ITEM 11	Executive Compensation	53
	Employment Agreement with Our President	54
	Compensation Committee Report	54
	Aggregated 2003 Option Exercises and Year-End Values	55
	Compensation of Directors	55
	Performance Graph	55
ITEM 12	Security Ownership of Certain Beneficial Owners and Management	56
ITEM 14	Principal Accountant Fees and Services	57
ITEM 15	Exhibits and Financial Statement Schedules	57

SIGNATURES		58

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

PART II

ITEM 5 Market Price Of The Registrant's Common Stock And Related Security Holder Matters

On October 29, 2003, shares of Tri-Valley Corporation stock began trading on the American Stock Exchange under the symbol "TIV". Prior to that, shares had been traded over-the-counter on the Electronic Bulletin Board under the symbol "TRIL." The following table shows the high and low sales prices reported on AMEX for the year ended December 31,

2004 as well as for the period from 10/29/03 to 12/31/03, and the high and low bid and asked prices of Tri-Valley stock for the quarterly periods indicated as reported by the OTC Stock Journal:

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

ITEM 6 Selected Historical Financial Data

Year Ended December 31,
	2004	2003	2002	2001	2000
Income Statement Data:	(restated)	(restated)
Revenues	$ 4,498,670	$ 6,464,245	$ 6,284,908	$ 2,130,187	$ 2,197,369
Operating Income (Loss)	$ (1,171,005)	$ 456,109	$ 769,130	$ (117,972)	$ (1,360,263)
Basic Earnings Per Share	$ (.06)	$ .02	$ .04	$ -	$ (0.07)

Balance Sheet Data:
Property and Equipment, net	$ 1,778,208	$ 1,543,121	$ 1,974,501	$ 2,010,457	$ 1,357,959
Total Assets	$14,473,326	$ 8,341,782	$ 4,634,874	$ 3,381,757	$ 4,053,257
Long Term Obligations	$ 6,799	$ 16,805	$ 26,791	$ 8,371	$ 12,038
Stockholder's Equity	$ 6,796,903	$ 1,851,783	$ 1,262,306	$ 353,776	$ 391,651

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

Restatements

Management discovered in 2005 that the stocks issued to the board of directors were inadvertently over-priced at the end of 2004 for total of $105,000. As the result the Company restated its 2004 financial statement to correct this error.

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

The Company receives monies from third parties who participate in drilling oil and gas wells and records this as revenue. Previously we recognized revenue and associated costs when the well was begun, as long as drilling was completed by close of books based on accrual accounting. At the end of fiscal 2003, we began drilling a turnkey well, which was taken to total depth by January 8, 2004. Although we had collected all payment for the drilling by December 31, 2003, we had not completely performed the turnkey contract to total depth until after December 31, 2003. Because the collected turnkey revenue was essentially nonrefundable, we had recorded the entire turnkey revenue and its associated drilling costs before the close of books based on accrual accounting rather than the date certain of the close of the fiscal year on December 31. Upon review of this practice, to remove all doubt, we now believe turnkey revenue and associated costs should be recorded when the well is drilled to total target depth and/or logged. We have changed our revenue recognition policy to recognize these payments as revenue only when drilling is actually completed and the well has been logged within the actual dates of the fiscal/calendar year. This change caused reported drilling revenue and related costs in 2003 to decrease and reported revenue and related costs in 2004 to increase. Additionally, reported revenue for the June 30, 2004 quarter increased approximately $441,000 due to a double entry of an expense. During management's review of internal controls the double entry was discovered and the adjustment resulted in the increase in fiscal 2004 earnings.

The anticipated changes discussed above do not affect the Company's ongoing cash flows.

Critical Accounting Policies

The Company prepares its consolidated financial statements for inclusion in this Report in accordance with accounting principles that are generally accepted in the United States ("GAAP"). See Note 3 of the Notes to Consolidated Financial Statements included in "Item 8. Financial Statements" for a comprehensive discussion of the Company's significant accounting policies. GAAP represents a comprehensive set of accounting and disclosure rules and requirements, the application of which requires management to make judgments and estimates including, in certain circumstances, choices between acceptable GAAP alternatives.

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

Environmental contingencies. The Company makes judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can vary from such estimates for a variety of reasons. Environmental remediation liabilities are subject to change because of changes in laws, regulations, additional information obtained relating to the extent and nature of site contamination and improvements in technology. Under GAAP, a liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimated. See Note 12 of Notes to Consolidated Financial Statements included in "Item 8. Financial Statements" for additional information regarding the Company's commitments and contingencies.

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

The Company's proved reserve information included in this Report as of December 31, 2004 and 2003 was based on evaluations audited by independent petroleum engineers with respect to the Company's major properties. Estimates prepared by other third parties may be higher or lower than those included herein.

Because these estimates depend on many assumptions, all of which may substantially differ from future actual results, reserve estimates will be different from the quantities of oil and gas that are ultimately recovered. In addition, results of drilling, testing and production after the date of an estimate may justify material revisions to the estimate.

It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2004 is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company has based the estimated present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and cost may be materially higher or lower than the prices and costs as of the date of the estimate.

The Company's estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which the Company records depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may market uneconomic to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of the Company's assessment of its oil and gas producing properties for impairment.

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

Select Resources Corporation is initially staffed by F. Lynn Blystone, Chairman and CEO, Dr. Harold J. Noyes, President, Dr. Henry J. "Rick" Sandri, Executive Vice President, Thomas J. Cunningham, Chief Financial Officer, Dr. Odin Christensen, consulting geologist and technical team leader, Dr. Craig Beagle, consulting geophysicist, Dr. Jeffrey Jaecks, consulting geochemist and Sandra Perry, consulting remote sensing specialist.

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

Select's most ambitious initial effort has been the establishment and operation of the Alpha Minerals and Chemicals LLC joint venture to mine, process and sell high chemical grade-high whitener calcium carbonate from the Monarch Mine in eastern Kern County, California. Select is in the process of refining a business plan and establishing operations in 2005. Select is the operator of the 50-50 joint venture with Trans Western Materials, a privately held Nevada LLC that owns the mineral leases. Select's business objective is to establish a positive cash flow to help support its exploration activities. Select's parent, Tri-Valley Corporation has committed $2.5 million to establish the joint venture with Trans Western Materials contributing its leases and business relationships.

Results of Operations

Comparison of Years Ended December 31, 2004 and 2003

Revenue

The Company lost $1,171,005 in 2004 comparable to a profit of $456,109 in 2005. Total revenue was $1,965,575 lower this fiscal year compared to fiscal year end 2003. Revenue from oil and gas sales was $102,265 lower for the year ended 2004 compared to year ending 2003 due to decrease production due to wells being shut in for workovers. Interest income was $11,511 more for the year ended December 31, 2004 compared to year end 2003 due to more cash on hand during the year earning interest. Sales of oil and gas prospects is $1,881,280 less this period compared to the same period last year. This is due primarily to a shortage of drilling equipment to drill our prospects.

Costs and Expenses

Costs and expenses were $299,461 less for the year ended December 31, 2004 compared to year end 2003. Mining expenses were $663,859 more for the period ended December 31, 2004 than for the same period in 2003, due to the Company buying back royalty interests in our Alaska prospect. Prepaid expenses increased $84,027 in 2004 due to prepaid rents and legal fees. Oil and gas lease activity was $144,101 for year-end 2004 and $183,362 for December 31, 2003. We did not acquire as many leases this year as the previous year. Costs of oil and gas prospects sold were $1,790,096 less this year than in 2003. Fewer prospects we sold this year had higher acquisition costs associated with them than prospects sold in 2003. General and administrative costs were higher this year than last year due in large part to increased travel costs, insurance premiums and fees to consulting geologists.

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

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Board of Directors
Tri-Valley Corporation
Bakersfield, California

We have audited the accompanying consolidated balance sheets of Tri-Valley Corporation (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Tri-Valley Corporation's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2005 expressed an unqualified opinion on management's assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California
March 29, 2005

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
ASSETS	(restated)	(restated)
Current assets
Cash	$ 11,812,920	$ 6,006,975
Accounts receivable, trade	192,008	163,825
Advance receivable	150,000	-
Prepaid expenses	96,056	12,029

Total current assets	12,250,984	6,182,829

Property and equipment, net
Proved properties	131,382	148,482
Unproved properties	1,381,667	1,251,953
Other property and equipment	265,159	142,686

Total property and equipment, net (Note 1 and Note 2)	1,778,208	1,543,121

Other assets
Deposits	200,407	372,105
Investments in partnerships (Note 1)	17,400	17,400
Goodwill	212,414	212,414
Other	13,913	13,913

Total other assets	444,134	615,832

Total assets	$ 14,473,326	$ 8,341,782

The accompanying notes are an integral part of these financial statements.
17

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDER'S EQUITY

December 31,
	2004	2003
	(restated)	(restated)
Current liabilities
Notes payable	$ 9,985	$ 9,985
Income taxes payable	-	39,000
Accounts payable and accrued expenses	1,237,848	685,784
Amounts payable to joint venture participants	100,115	91,275
Advances from joint venture participants, net	6,321,676	5,647,150

Total current liabilities	7,669,624	6,473,194

Non-Current Liabilities
Deferred tax Liability
Long-term portion of notes payable	6,799	16,805

Total non-current liabilities	-	16,805

Total liabilities	7,676,423	6,489,999

Stockholder's equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 21,836,052 and 20,097,627 issued and
outstanding at December 31, 2004, and 2003	21,836	20,115
Less: common stock in treasury, at cost,
100,025 shares at December 31, 2004 and 2003.	(13,370)	(13,370)
Subscription receivable	(750)	-
Capital in excess of par value	15,125,607	9,010,453
Accumulated deficit	(8,336,420)	(7,165,415)

Total stockholder's equity	6,796,903	1,851,783

Total liabilities and stockholder's equity	$ 14,473,326	$ 8,341,782

The accompanying notes are an integral part of these financial statements.
18

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

__For the Years Ended December 31,_
___2004___	___2003___	___2002___
(restated)	(restated)

Revenues
Sale of oil and gas	$ 799,474	$ 901,739	$ 752,971
Royalty income	674	529	351
Partnership income	30,000	30,000	18,299
Gain on sale of property		-	-
Interest income	45,990	34,479	19,534
Sale of oil and gas prospects	3,559,500	5,440,780	5,421,782
Other income	63,032	56,718	71,971

Total revenues	4,498,670	6,464,245	6,284,908

Costs and expenses
Mining exploration costs	1,029,898	366,039	169,111
Oil and gas leases	144,101	183,362	224,320
Cost of oil and gas prospects sold	2,224,793	4,014,889	3,648,089
General and administrative	2,103,457	1,373,058	1,316,893
Interest	33,332	2,572	1,838
Depreciation, depletion and amortization	21,699	29,216	34,384
Well write-off		-	-
Impairment of acquisition costs	112,395	-	45,143

Total costs and expenses	5,669,675	5,969,136	5,439,778

Net income (loss) before income taxes	(1,171,005)	495,109	845,130

Tax provision	-	39,000	76,000

Net income (loss)	$ (1,171,005)	$ 456,109	$ 769,130

Basic and diluted earnings (loss) per common share
and common equivalent share	$ (0.06)	$ 0.02	$ 0.04

Weighted average number of shares outstanding	20,507,342	19,801,785	19,702,054

The accompanying notes are an integral part of these financial statements.
19

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Total			Capital in	Common
	Common	Treasury		Excess of	Stock	Accumulated	Treasury	Stockholder's
	Shares	Shares	Par Value	Par Value	Receivable	Deficit	Stock	Equity

Balance at December 31, 2002	19,726,348	100,025	$ 19,726	$ 8,879,724	$ (2,250)	$(7,621,524)	$(13,370)	$1,262,306

Issuance of common stock	371,279	-	389	1,442,439	-	-	-	1,442,828
Stock issuance cost	-	-	-	(1,311,710)	-	-	-	(1,311,710)
Common stock receivable	-	-	-	-	2,250	-	-	2,250
Net income, as restated	-	-	-	-	-	456,109	-	456,109

Balance at December 31, 2003, as restated	20,097,627	100,025	20,115	9,010,453	-	(7,165,415)	(13,370)	1,851,783

Issuance of common stock	1,738,425	-	1,721	6,761,354	-	-	-	6,763,075
Stock issuance cost	-	-	-	(646,200)	-	-	-	(646,200)
Common stock receivable	-	-	-	-	(750)	-	-	(750)
Net loss	-	-	-	-	-	(1,171,005)	-	(1,171,005)

Balance at December 31, 2004,
As restated	21,836,052	100,025	$ 21,836	$15,125,607	$ (750)	$ (8,336,420)	$ (13,370)	$ 6,796,903

The accompanying notes are an integral part of these financial statements.

20

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(restated)	(restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,171,005)	$ 456,108	$ 769,130
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation, depletion, and amortization	21,699	29,216	34,384
Impairment, dry hole and other disposals of property	112,395	-	45,143
Land acquisition costs sold	-	-	122,315
(Gain) on sale of property		-	-
Non-employee stock compensation	804,180	-	119,700
Impairment, dry hole and other disposals of property
and equipment		-	-
Changes in operating capital:
(Increase) decrease in accounts receivable	(28,183)	(12,207)	(44,393)
Increase in prepaids		-	-
Increase in deposits and other assets	87,671	(55,400)	(212,000)
Increase (decrease) in income taxes payable	(39,000)	(37,000)	76,000
Increase (decrease) in accounts payable and accrued expenses	552,064	121,544	267,239
Increase (decrease) in amounts payable to joint venture
participants and related parties	8,840	16,863	14,781
Increase (decrease) in advances from joint venture
Participants	674,526	3,029,817	(37,380)

Net Cash Provided by Operating Activities	1,023,187	3,548,941	1,154,919

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property	-	402,164	-
Capital expenditures	(369,181)	-	(184,185)
(Investment in) advance to joint project	(150,000)	-	-
(Investment in) distribution from partnerships	-	-	10,000

Net Cash Provided (Used) by Investing Activities	(519,181)	402,164	(174,185)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt	-	-	29,686
Principal payments on long-term debt	(10,006)	(13,792)	(5,739)
Net Proceeds from issuance of common stock	5,310,224	133,368	19,700

Sale of treasury stock	-	-	-
Stock issuance costs	-	-	-

Net Cash Provided by Financing Activities	5,301,939	119,576	43,647

The accompanying notes are an integral part of these financial statements.
21

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(restated)	(restated)

Net Increase (Decrease) in Cash and Cash Equivalents	$ 5,805,945	$ 4,070,681	$ 1,024,381

Cash at Beginning of Year	6,006,975	1,936,294	911,913

Cash at End of Year	$11,812,920	$ 6,006,975	$1,936,294

Interest paid	$ 33,332	$ 2,572	$ 1,838

Income taxes paid	$ -	$ 40,000	$ 800

SUPPLEMENTAL NON-CASH ACTIVITIES:

Services paid with common stocks	$ 92,200	$ 23,247	$ -

Stock issued to exchange mining claims	$ 712,000	$ -	$ -

The accompanying notes are an integral part of these financial statements.
22

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 1 - GENERAL

History and Business Activity

Tri-Valley Corporation ("TVC" or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and precious metals properties and interests therein. Tri-Valley has three wholly owned subsidiaries. Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities, and derives the majority of its revenue from sale of oil and gas properties. Tri-Valley Power Corporation and Select Resources are the other two wholly owned subsidiaries which have minimum activities during 2004.

The Company conducts its oil and gas business primarily through Tri-Valley Oil & Gas Company. TVOG is engaged in the exploration, acquisition and production of oil and gas properties. Substantially all of the Company's oil and gas reserves are located in northern California. In the fiscal year 1987, the Company added precious metals exploration. At present, the precious metals exploration activities are conducted directly by the parent, Tri-Valley Corporation. TVC has traditionally sought acquisition or merger opportunities within and outside of petroleum and mineral industries.

For purposes of reporting operating segments, the Company is involved in three areas. These are drilling and development, oil and gas production, and precious metals.

NOTE 2 - RESTATEMENT

2004 Restatement

Management discovered in 2005 that the stocks issued to the board of directors were inadvertently over-priced at the end of 2004 for total of $105,000. As the result the Company restated its 2004 financial statement to correct this error.

The following sets forth the significant effects of the aforementioned restatements to the Company's consolidated financial statements for the fiscal year ended December 31, 2004:

	As Previously		As
	Reported	Adjustment	Restated

General and administrative	2,208,457	(105,000)	2,103,457
Total Cost and Expenses	5,774,675	(105,000)	5,669,675
Net income (loss)	(1,276,005)	105,000	(1,171,005)
Capital in excess of par value	15,230,607	(105,000)	15,125,607
Accumulated deficit	(8,441,420)	105,000	(8,336,420)

2003 Restatement

Management determined that its accounting procedures for revenue and cost of sales related to turnkey drilling were no longer appropriate and required an adjustment for the fiscal year ended 2003 and the first two quarters for fiscal 2004.

The restatements for the year ended December 31, 2003 resulted from a change in the Company's revenue recognition policy. The Company previously recognized revenues on turnkey drillings before the close of the books because full payment had been collected and the amounts were non refundable. The Company changed its revenue recognition policy to book revenue only when the well is drilled to its target depth and/or logged.

23
TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 2 - RESTATEMENT (continued)

2003 Restatement (continued)
This change has caused drilling revenue and the related costs to decrease during the year ended December 31, 2003 and increase in the first quarter of the year ended December 31, 2004.

The restatement for the quarter ended June 30, 2004 relates to the correction of an expense that was originally double booked. The adjustment has resulted in an increase of earnings

The following sets forth the significant effects of the aforementioned restatements to the Company's consolidated financial statements for the fiscal year ended December 31, 2003:

	As Previously		As
	Reported	Adjustment	Restated	Reference

Sales of oil and gas prospects	$ 6,585,780	$ 1,145,000)	$ 5,440,780	[1]
Total Revenues	7,609,245	(1,145,000)	6,464,245
Cost of oil and gas prospects sold	4,360,679	(345,790)	4,014,889	[2]
General and administrative	1,449,589	(76,531)	1,373,058	[3]
Total Cost and Expenses	6,391,463	(422,327)	5,969,136
Net income (loss) before income tax	1,217,782	(722,673)	495,109
Tax provision	58,000	(19,000)	39,000	[4]
Net Income (Loss)	1,159,782	(664,673)	456,109
Basic and diluted earnings (loss) per
common share and common equivalent	0.06	(0.04)	0.02

Property and Equipment, Net	$ 1,522,333	$ 20,788	$ 1,543,121	[5]
Total Assets	8,320,992	20,790	8,341,782
Income tax payable	58,000	(19,000)	39,000	[4]
Accounts payable & accrued expenses	777,729	(91,945)	685,784	[3]
Advances from joint venture participants	4,811,742	835,408	5,647,150	[6]
Total Current Liabilities	5,748,731	724,463	6,473,194
Total liabilities	5,765,536	724,463	6,489,999
Accumulated deficit	(6,461,742)	(703,673)	(7,165,415)	[7]
Total Shareholders' Equity	2,555,456	(703,673)	1,851,783
Total Liabilities and Shareholders' Equity	8,320,992	20,790	8,341,782

The restatements to the financial statements for the year ended December 31, 2003 are due to:
1.	Recognition of sales related to turnkey drilling of $1,145,000 was deferred to 2004 when oil or gas well was drilled to its target depth and/or logged.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 2 - RESTATEMENT (continued)

2003 Restatement (continued)

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

Sale of Oil and Gas Prospects

Oil and gas prospects are developed by the Company for sale to industry partners and investors. These prospects are usually exploratory, and include costs of leasing, acquisition, and other geological and geophysical costs (hereafter referred to as "GGLA") plus a profit to the Company. Prior to 2002, the Company recognized revenue and profit from prospects sales when sold, irrespective of drilling commencement ("spudding").

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

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation Plans (continued)

		December 31,	December 31,	December 31,
		2004	2003	2002
			(restated)

Net Income	As reported	$ (1,171,005)	$ 496,109	$ 769,130
	Pro forma	(1,171,005)	399,009	769,130

Earnings per share	As reported	(0.06)	0.02	0.04
	Pro forma	(0.06)	0.01	0.04

Diluted earnings per share	As reported	(0.06)	0.02	0.04
	Pro forma	(0.06)	0.01	0.03

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

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs". SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing". Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions". The FASB issued this Statement as a result of the guidance provided in AICPA Statement of Position (SOP) 04-2,"Accounting for Real Estate Time-Sharing Transactions". SOP 04-2 applies to all real estate time-sharing transactions. Among other items, the SOP provides guidance on the recording of credit losses and the treatment of selling costs, but does not change the revenue recognition guidance in SFAS No. 66, "Accounting for Sales of Real Estate", for real estate time-sharing transactions. SFAS No. 152 amends Statement No. 66 to reference the guidance provided in SOP 04-2. SFAS No. 152 also amends SFAS No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that SOP 04-2 provides the relevant guidance on accounting for incidental operations and costs related to the sale of real estate time-sharing transactions. SFAS No. 152 is effective for years beginning after June 15, 2005, with restatements of previously issued financial statements prohibited. This statement is not applicable to the Company.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment to Opinion No. 29, "Accounting for Nonmonetary Transactions". Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occuring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company's financial statements.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" which amends SFAS No. 123, "Accounting for Stock-Based Compensation", and APB Opinion 25, "Accounting for Stock Issued to Employees." SFAS No.123(R) requires that the cost of share-based payment transactions (including those with

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

employees and non-employees) be recognized in the financial statements. SFAS No. 123(R) applies to all share-based payment transactions in which an entity acquires goods or services by issuing (or offering to issue) its shares, share options, or other equity instruments (except for those held by an ESOP) or by incurring liabilities (1) in amounts based (even in part) on the price of the entity's shares or other equity instruments, or (2) that require (or may require) settlement by the issuance of an entity's shares or other equity instruments. This statement is effective (1) for public companies qualifying as SEC small business issuers, as of the first interim period or fiscal year beginning after December 15, 2005, or (2) for all other public companies, as of the first interim period or fiscal year beginning after June 15, 2005, or (3) for all nonpublic entities, as of the first fiscal year beginning after December 15, 2005. Management is currently assessing the effect of SFAS No. 123(R) on the Company's financial statement.

Sarbanes-Oxley Act Of 2002

Section 404 of the Sarbanes-Oxley Act of 2002 requires public Companies to report on both internal control over financial reporting and disclosure controls and procedures. Internal control over financial reporting refers to:

(a) controls to ensure that a Company's information systems record financial information that allows the Company to issue fair and accurate financial statements;
(b) controls that ensure against unauthorized receipts and expenditures; and
(c) controls to prevent and detect unauthorized acquisition, use or disposition of the assets.

Disclosure controls and procedures refer to controls that ensure that all information that must be reported to the Securities and Exchange Commission is received by management on a timely basis.

The effectiveness of internal control over financial reporting must be assessed by management, and reported on in the Company's annual report filed with the SEC. The Company expects to provide this assessment separately in an amendment to their report on Form 10-K for the year ended December 31, 2004. The Company's independent auditors must attest to management's assessment of internal control over financial reporting, and must issue their report, stating whether they agree with management's assessment. In addition, the Company is required to report any changes in their internal control over financial reporting in their annual reports and quarterly reports filed with the SEC.

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

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 4 - PROPERTY AND EQUIPMENT (Continued)
	December 31
	2004	2003

Other property and equipment
Land	12,281	12,281
Building	50,395	50,395
Transmission tower	45,000	45,000
Office equipment, vehicle, and leasehold improvements	345,586	218,514
	453,262	326,190
Accumulated depreciation	(188,103)	(183,504)
Total other property and equipment, net	265,159	142,686

Property and equipment, net	$1,778,208	$1,543,121

NOTE 5 - NOTES PAYABLE

	December 31,
	2004	2003

Note payable to Union Bank dated July 29,2002;
secured by a vehicle; interest at 8.3%; payable
in 60 monthly installments of $602.	$ 12,452	$ 22,437

Note payable to Union Bank, dated January
15, 2000; secured by a vehicle; interest at 8.5%;
Payable in 60 monthly installments of $380.	4,332	4,353

	16,784	26,790
Less current portion	9,985	9,985

Long-term portion of notes payable	$ 6,799	$ 16,805

Maturities of long-term debt for the years subsequent to December 31, 2004 are as follows:

2005	$ 9,985
2006	2,721
2007	4,078

$ 16,784

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

A summary of the status of the Company's fixed stock option plan as of December 31, 2004, 2003 and 2002 and changes during the years ending on those dates is presented below:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Fixed Options
Outstanding at beginning of year	3,018,600	$ 1.27	2,960,500	$ 1.25	3,229,000	$ 1.26
Granted	-	-	100,000	$ 1.33	-	$ -
Exercised	(465,000)	$ .20	(41,900)	$ 0.50	(20,500)	$ 0.50
Cancelled	-	$ -	-	$ -	(248,000)	$ 1.36

Outstanding at end of year	2,553,600	$ 1.28	3,018,600	$ 1.27	2,960,500	$ 1.25

Options exercisable at year-end	2,553,600		3,018,600		2,960,500

	n/a	$ 0.96	n/a
Available for issuance	390,000

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Employee Stock Options (continued)
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

Partnerships

Tri-Valley is a general partner and operator of the Tri-Valley Oil & Gas Exploration Programs 1971-1, Martins-Severin, and Opus I Partnerships. The Company accounts for these partnerships on the equity method. Oil and gas income follows:

	December 31,	December 31,	December 31,
	2004	2003	2002

Partnership income, net of expenses	$ 30,000	$ 30,000	$ 18,299

NOTE 7 - EARNINGS PER SHARE

Year	Full Year Basic Earnings (Loss) Per Share	Weighted Average Shares Outstanding	Diluted Earnings (Loss) Per Share	Diluted Earnings Weighted-Average Share Outstanding Plus Common Stock Equivalents	Common Stock Equivalents Excluded from Diluted Earnings Per Share
2004	$ (0.06)	20,507,342	$ (0.06)	2,553,600	$ -
2003	0.02	19,801,785	0.02	3,018,600	-
2002	0.04	19,702,054	0.03	2,698,500	960,000

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

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 8 - INCOME TAXES (continued)

The components of the net deferred tax assets were as follows:

	December 31,	December 31,	December 31,
	2004	2003	2002
	(restated)	(restated)
Deferred tax assets:
Net operating loss carryforwards	$ 776,000	$ 345,727	$ 45,667
Statutory depletion carryforwards	356,000	339,007	297,217

Total deferred tax assets	1,132,000	684,734	342,884
Valuation allowance	(1,132,000)	(684,734)	(342,884)

Net deferred tax assets	$ -	$ -	$ -

A full valuation allowance has been established for the deferred tax assets generated by net operating loss and statutory depletion carryforwards due to the uncertainty of future utilization. The net operating loss expires in 2022 for federal purposes and 2023 for state purposes. Depletion carryforwards have an indefinite life.

The reconciliation of federal taxable income follows:

	December 31,	December 31,	December 31,
	2004	2003	2002
	(restated)	(restated)

Income (loss) before tax	$ (1,171,005)	$ 495,109	$ 845,130

Computed "expected" tax (benefit)	$ (398,000)	$ 168,000	$ 304,344

State tax liability	-	39,000	76,000

Utilization (non-utilization) of operating loss carryover	398,000	(168,000)	(304,344)

Total income tax provision	$ -	$ 39,000	$ 76,000

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

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 10 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company reports operating segments according to SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information".

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

The Company's operations are classified into three principal industry segments. Following is a summary of segmented information for 2004, 2003, and 2002:

	Oil and Gas	Precious	Drilling and
	Production	Metals	Development	Total
Year ended December 31, 2004

Revenues from external customers	$ 830,148	$ -	$ 3,559,500	$ 4,389,648

Interest revenue	$ 45,990	$ -	$ -	$ 45,990

Interest expense	$ 33,332	$ -	$ -	$ 33,332

Expenditures for segment assets	$ 369,181	$ -	$ -	$ 369,181

Depreciation, depletion, and amortization	$ 21,699	$ -	$ -	$ 21,699

Total assets	$14,473,326	$ -	$ -	$ 14,473,326

Estimated income tax benefit(expense)	$ 160,000	$ 412,000	$ (62,000)	$ 512,000

Net income (loss)	$ (400,046)	$ (1,029,898)	$ 258,939	$ (1,171,005)

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 10 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas	Precious	Drilling and
	Production	Metals	Development	Total
Year ended December 31, 2003			(restated)	(restated)

Revenues from external customers	$ 932,268	$ -	$ 5,440,780	$ 6,373,048

Interest revenue	$ 34,479	$ -	$ -	$ 34,479

Interest expense	$ 2,572	$ -	$ -	$ 2,572

Expenditures for segment assets	$ -	$ -	$ -	$ -
Depreciation, depletion, and amortization	$ 29,216	$ -	$ -	$ 29,216

Total assets	$ 8,320,992	$ -	$ -	$ 8,341,782

Estimated income tax benefit(expense)	$ 250,000	$ 146,000	$ (579,000)	$ (183,000)

Net income (loss)	$ (624,280)	$ (366,039)	$ 1,446,428	$ 456,109

Year ended December 31, 2002

Revenues from external customers	$ 771,621	$ -	$ 5,421,782	$ 6,193,403

Interest revenue	$ 19,534	$ -	$ -	$ 19,534

Interest expense	$ 1,838	$ -	$ -	$ 1,838

Expenditures for segment assets	$ 155,132	$ -	$ -	$ 155,132

Depreciation, depletion, and amortization	$ 34,384	$ -	$ -	$ 34,384

Total assets	$ 4,634,874	$ -	$ -	$ 4,634,874

Estimated income tax benefit(expense)	$ 334,000	$ 68,000	$ (709,000)	$ (307,000)

Net income (loss)	$ (835,452)	$ (169,111)	$ 1,773,693	$ 769,130

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

-	Another private individual purchased 3,000 shares at $4.05 per share.

-	Companies issued 160,000 shares to two individuals to exchange mining claims in Alaska. The stocks were valued at $4.45 per share at the time of the exchange.

-	The Company issued total 20,000 shares to directors of the Company for services rendered during the year. At the time of the issuance the stocks were valuated at $4.6 per share.

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

-	One officer, one former employee, and one private individual exercised options to purchase 41,900 common shares at $.50 each.

-	One private individual purchased 3,000 common stock shares at $1.35 each.

-	The Company issued 15,000 shares to the Company's officers. The closing market price of our common stock on the date we awarded these shares was $1.36.

-	The Company issued 50,000 shares to the Company's outside directors. The closing market price of our common stock on the date we awarded these shares was $1.33

-	The Company issued 6,000 shares to a consultant for service. The closing market price of our common stock on the date we awarded these shares was $3.20.

-	The Company issued 255,387 common shares to Swartz Private Equity, LLC.

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

Contingencies (continued)

others for damages and to make other payments as required by law or regulation. These obligations relate to sites owned by the Company or others, and are associated with past and present oil and gas operations.

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

The Opus Drilling Program joint venture status at December 31, 2004 is as follows:

Total Opus Contributions	$ 28,940,988
Total Opus Expenditures	$ 22,772,733
Advances	$ 6,168,255

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

SUPPLEMENTAL INFORMATION (unaudited)

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:

	December 31,	December 31,	December 31,
	2004	2003	2002
		(restated)
Aggregate capitalized costs:
Proved properties	$ 752,705	$ 752,705	$ 752,705
Unproved properties	1,381,667	1,251,953	1,654,117
Accumulated depletion, depreciation and amortization	(621,323)	(604,223)	(587,030)

Net capitalized assets	$ 1,513,049	$ 1,400,435	$ 1,819,792

Supplemental Information (unaudited)
Page Two

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:

	December 31,	December 31,	December 31,
	2004	2003	2002
(restated)
Acquisition of producing properties and productive and non-productive acreage	$ -	$ -	$ -

Exploration costs and development activities	$ -	$ -	$ 45,143

Results Of Operations From Oil And Gas Producing Activities
The results of operations from oil and gas producing activities are as follows:

	December 31,	December 31,	December 31,
	2004	2003	2002
		(restated)
Sales to unaffiliated parties	$ 830,148	$ 932,268	$ 771,621
Production costs	(144,101)	(183,362)	(224,320)
Depletion, depreciation and amortization	(17,100)	(26,551)	(24,719)
	668,947	722,355	522,582
Income tax expense	(240,820)	(264,968)	(187,057)

Results of operations from activities before
extraordinary items (excluding corporate
Overhead and interest costs)	$ 161,096	$ 457,387	$ 335,525

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

	December 31,	December 31,	December 31,
	2004	2003	2002
		(restated)

Future cash in flows	$ 5,248,091	$ 5,973,197	$ 5,791,416
Future production and development costs	(989,549)	(1,376,902)	(1,297,906)
Future income tax expenses	(1,357,948)	(1,134,811)	(1,202,626)
Future net cash flows	2,900,595	3,461,484	3,290,884
10% annual discount for estimated timing of cash flows	942,358	1,190,852	1,066,614
Standardized measure of discounted future net cash flow	$ 1,958,238	$ 2,270,632	$ 2,224,270

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

Supplemental Information (unaudited)
Page Five

Changes In Standardized Measure Of Discounted Future Net Cash Flow From Proved Reserve Quantities (Continued)

The "Net change in income taxes" is computed as the change in present value of future income taxes.

	December 31,	December 31,	December 31,
	2004	2003	2002
		(restated)
Standardized measure - beginning of period	$ 2,270,632	$ 2,224,270	$ 1,005,010

Sales of oil and gas produced, net of production costs	(655,373)	(748,906)	(547,301)
Revisions of estimates of reserves provided in prior years:
Net changes in prices	1,705,515	969,281	2,432,433
Revisions of previous quantity estimates	-	(171,355)	166,536
Extensions and discoveries	270,891	102,382	-
Purchases of minerals in place	-	-	-
Accretion of discount	248,494	263,451	274,545
Changes in production rates (timing) and other	(1,658,785)	(436,306)	(334,874)
Net change in income taxes	223,137	67,815	(772,079)

Net increase (decrease)	(312,394)	46,362	1,219,260

Standardized measure - end of period	$ 1,958,238	$ 2,270,632	$ 2,224,270

Supplemental Information (unaudited)
Page Six

Quarterly Financial Data (unaudited)

2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(restated)	(restated)		(restated)

Operating Revenues	$ 1,386,281	$ 1,134,910	$ 223,006	$ 1,754,473

Net Income (Loss)	$ 255,258	$ (940,409)	$ (479,104)	$ (6,750)

Net Income (Loss) per Common Share	$ 0.01	$ (0.05)	$ (0.02)	$ (0.00)

(restated)	2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
			(restated)	(restated)

Operating Revenues	$ 276,780	$ 1,190,371	$ 3,137,062	$ 1,860,032

Net Income (Loss)	$ (421,407)	$ (152,183)	$ 172,570	$ 896,129

Net Income (Loss) per Common Share	$ (0.02)	$ (0.01)	$ 0.01	$ 0.04

2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$ 182,734	$ 857,241	$ 3,923,875	$ 1,321,058

Net Income (Loss)	$ (264,117)	$ (360,283)	$ 1,071,553	$ 321,977

Net Income (Loss) per Common Share	$ (0.01)	$ (0.02)	$ 0.05	$ 0.02

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls

The Company conducted an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2004.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of December 31, 2004 as discussed below.

Management Report on Internal Control

Management is responsible for establishing and maintaining adequate internal control over financial reporting of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2004. Management identified internal control deficiencies, which, in management's judgment, represented material weaknesses in internal control over financial reporting. The control deficiencies generally related to:

(i)		The following company-level controls:
	-	Insufficient personnel with appropriate qualifications and training in key accounting roles, and ineffective assignment of authority and responsibility resulting from the limited accounting personnel;
	-	No consistent risk assessment process;
	-	Inadequate controls to monitor the results of operations and other control activities;
	-	Inconsistent or inadequate policies and procedures which affect the information and communication controls throughout the company;
	-	Incompatibility of duties surrounding financial reporting and control activities;
-

Inadequate controls over the period-end financial reporting process including the lack of procedures used for calculating significant estimates, performing consolidation entries, and considering the possibility of unrecorded transactions and disclosures.

(ii)		The discovery of a material error, which resulted in a restatement of previously issued financial statements.

A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company.

Management will continue to evaluate the effectiveness of Tri Valley Corporation's disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take further action and implement improvements as necessary.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by Brown Armstrong Paulden McCown Starbuck & Keeter Accountancy Corporation, an independent registered public accounting firm, as stated in their report, which is included herein.

 There has been no change in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and
Stockholders of Tri-Valley Corporation
Bakersfield, CA

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Tri-Valley Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weaknesses identified in management's assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Tri-Valley Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment. Insufficient personnel with appropriate qualifications and training in key accounting roles, and ineffective assignment of authority and responsibility resulting from the limited accounting personnel; no consistent risk assessment process; inadequate controls to monitor the results of operations and other control activities; inconsistent or inadequate policies and procedures which affect the information and communication controls throughout the company; incompatibility of duties surrounding financial reporting and control activities; controls over the period-end financial reporting process including the procedures used for calculating significant estimates, performing consolidation entries, and considering the ;possibility of unrecorded transactions and disclosures; and a material financial statement error which resulted in a restatement of previously issued financial statements   These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 29, 2005 on those financial statements.

In our opinion, management's assessment that Tri-Valley Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Tri-Valley Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

BROWN ARMSTRONG PAULDEN McCOWN STARBUCK & KEETER ACCOUNTANCY CORPORATION Bakersfield, CA

March 29, 2005

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

The Compensation Committee of the Board of Directors and the Chairman conducted a compensation survey during 2004 to assess the appropriateness of the compensation of Tri-Valley's senior management team. The survey included review of contemporary publicly available literature and informal discussions with representatives of other comparable companies. The literature survey included review of published summaries of compensation for executives and senior professionals in the oil and gas industry and for executives in companies of similar market capitalization. Informal discussions with industry representatives were conducted among peers in the oil and gas and minerals industries. The survey indicated that compensation of Tri-Valley's executives was substantially below industry standards. This situation reflected Tri-Valley's conservative history of keeping salaries low during previous downturns in the Company's core business. However, considering the extremely competitive nature of the oil and gas industry, the importance of Tri-Valley's management team, and the anticipated future development opportunities in Tri-Valley's business lines, it was determined appropriate to provide salary increases to Tri-Valley's executives. The salary adjustments provide a compensation package that is more consistent with similar positions in the industry.

C. Chase Hoffman
Harold J. Noyes
Members of the Compensation Committee

54
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

Total Return Analysis
	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004
Tri-Valley Corp	$ 100.00	$ 98.77	$ 86.42	$ 271.60	$ 754.94
Royale Energy, Inc.	$ 100.00	$ 101.18	$ 92.34	$ 241.06	$ 141.45
Parallel Petroleum Corp.	$ 100.00	$ 83.46	$ 71.92	$ 114.17	$ 141.47
Equity Oil Co.	$ 100.00	$ 51.43	$ 57.14	$ 112.29	$ 864.29

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

56

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

ITEM 14 Principal Accountant Fees and Services

YEAR	AUDIT SERVICES	TAX SERVICES	SEC SERVICES
2004	$50,832.68	$14,392.72	$ 5,182.60
2003	$45,509.82	$16,784.18	$ 6,286.00

ITEM 15 Exhibits and Financial Statement Schedules

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A of the Company's 2000 Proxy Statement and Definitive Schedule 14A, filed with the SEC on July 26, 2000.
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company's Form 10-KSB for the year ended December 31, 1999, filed with the SEC on March 24, 2000.
4.1	Rights Agreement, incorporated by reference to Exhibit 99.1 of the Company's Form 10-KSB for the year ended December 31, 1999, filed with the SEC on March 24, 2000.
10.1

Employment Agreement with F. Lynn Blystone, incorporated by reference to Exhibit 10.1 of the Company's Form 10-KSB/A, Amendment No. 3 to Form 10-KSB for the year ended December 31, 2000, filed with the SEC on December 14, 2001.

10.2

Tri-Valley Corporation 1999 Stock Option Plan, as amended, incorporated by reference to Exhibit B of the Company's 1999 Proxy Statement and Definitive Schedule 14A, filed with the SEC on October 1, 1999.

14.1	Code of Business Conduct & Ethics, incorporated by reference to Exhibit 14.1 of the Company's Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company's Form 10-K for the year ended December 31, 2004, filed with the SEC on March 31, 2005
31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a), filed herewith
31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a), filed herewith
32.1	Certification Pursuant to 18 U.S.C. Section 1350, filed herewith
32.2	Certification Pursuant to 18 U.S.C. Section 1350, filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2005	By:/s/ F. Lynn Blystone
F. Lynn Blystone
President, Chief Executive Officer and
Director

April 29, 2005	By:/s/ Thomas J. Cunningham
Thomas J. Cunningham
Secretary, Treasurer, Chief Financial Officer

58