Form 10-Q
period 2005-03-31
TRI VALLEY CORP
filed 2005-05-10
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005	Commission File No. 0-6119

Tri-Valley Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-0617433
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

The number of shares of Registrant's common stock outstanding at March 31, 2005 was 22,247,052.

TRI-VALLEY CORPORATION

PART I -	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2005	Dec. 31, 2004
	(Unaudited)	(Audited)

Current Assets
Cash	$15,375,883	$11,812,920
Accounts receivable, trade	413,211	192,008
Advance receivable	-	150,000
Note receivable	1,100,000
Prepaid expenses	86,029	96,056

Total Current Assets	16,975,123	12,250,984

Property and Equipment, Net	2,665,665	1,778,208

Other Assets
Deposits	457,566	200,407
Investments in partnerships	17,400	17,400
Other	13,913	13,913
Goodwill (net of accumulated amortization of $221,439 at December 31, 2003)	212,414	212,414

Total Other Assets	701,293	444,134

Total Assets	$20,342,081	$14,473,326

The accompanying notes are an integral part of these condensed financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	March 31, 2005	Dec. 31, 2004
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Notes and contracts payable	$1,025	$9,985
Trade accounts payable & accrued expenses	1,248,414	1,237,848
Accounts payable to joint venture participants	158,838	100,115
Advances from joint venture participants	12,373,861	6,321,676

Total Current Liabilities	13,782,138	7,669,624

Long-term Portion of Notes and Contracts Payable	13,800	6,799

Total liabilities	13,795,938	7,676,423

Commitments

Shareholders' Equity
Common stock, $.001 par value: 100,000,000 shares authorized; 22,247,052 and 21,836,052 issued and outstanding at March 30, 2005 and Dec. 31, 2004, respectively	22,247	21,836
Less: Common stock in treasury, at cost, 100,025 shares	(13,370)	(13,370)
Subscription receivable	-	(750)
Capital in excess of par value	18,248,797	15,125,607
Accumulated deficit	(11,711,531)	(8,336,420)

Total Shareholders' Equity	6,546,143	6,796,903

Total Liabilities and Shareholders' Equity	$20,342,081	$14,473,326

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31
	2005	2004
Revenues
Sale of oil and gas	$169,126	$227,419
Other income	9,649	13,493
Sale of oil & gas prospects	-	1,145,000
Interest income	23,333	369
Total Revenues	202,108	1,386,281

Cost and Expenses
Oil and gas lease expense	20,215	18,070
Mining exploration expenses	2,198,246	38,621
Project geology, geophysics, land & administration	192,407	440,219
Depletion, depreciation and amortization	19,376	7,233
Interest	347	26,292
General administrative	1,146,628	600,588
Total Cost and Expenses	3,577,219	1,131,023

Net Income (Loss)	$(3,375,111	$255,258
Basic & Diluted Earnings per Share	$(.15)	$.01
Weighted Average Number of Shares	22,123,363	20,099,627

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2005	2004

Cash Flows from Operating Activities
Net profit/(loss)	$(3,375,111)	$255,258
Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	19,376	7,233
Non cash mining exploration expense	2,010,000
Changes in operating capital:
Prepaids-(increase)decrease	10,027	(56,000)
Deposits-(increase) decrease	(257,159)
Accounts receivable-(increase)decrease	(71,204)	37,255
Trade accounts payable-increase(decrease)	10,566	192,286
Accounts payable to joint venture
participants and related parties-increase(decrease)	58,723	(30,336)
Advances from joint venture
Participants-increase(decrease)	6,052,185	333,737

Net Cash Provided/(Used) by Operating Activities	4,457,403	739,433

Cash Flows Provided/ by (used in) Investing Activities
Note receivable	(1,100,000)	-
Capital expenditures	(906,832)	12,761

Net cash provided by (used in) Investing Activities	(2,006,832)	12,761

Cash Flows from Financing Activities
Principal payments on long-term debt	(1,958)	(12,411)
Proceeds from issuance of common stock	1,114,350	1,500

Net Cash Provided/(Used) by Financing Activities	1,112,392	(10,911)

Net Increase in Cash and Cash Equivalents	3,562,963	741,283
Cash and Cash Equivalents at Beginning of Period	11,812,920	6,006,975

Cash and Cash Equivalents at End of Period	$15,375,883	$6,748,258
Supplemental Information:
Cash paid for interest	$347	$26,292
Cash paid for taxes	$-	$4,925

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
March 31, 2005 AND 2004
(Unaudited)

NOTE 1 -	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business
Tri-Valley Corporation ("TVC" or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and precious metals properties and interests therein. Tri-Valley has three wholly owned subsidiaries. Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities, and derives the majority of its revenue from sale of oil and gas properties. Tri-Valley Power Corporation (TVP) and Select Resources Corporation (“SRC”) are two wholly owned subsidiaries. In November 2004 SRC, a Delaware Company formed in 2004, entered into an agreement to form Alpha Minerals & Chemicals, LLC (“Alpha”), a limited liability company in which SRC would hold 50% member interest. Neither TVP, SRC, nor Alpha engaged in material transactions during 2004. Starting in 2005, SRC, through Alpha, started engaging in mining and exploration activities which have been consolidated in the accompanying financial statements.

Basis of Presentation
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month period ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles in the United States of America; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on April 29, 2005 for the year ended December 31, 2004.

Principles of Consolidation
The accompanying financial statements are consolidated and include the financial statements of the Company’s and its majority-owned subsidiaries, and those of Alpha’s. The Company applied FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” in assessing consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - RESTATEMENTS OF PRIOR FINANCIAL INFORMATION

2004 Restatement
Amendment No. 1 on Form 10-K/A of the Company’s annual report on Form 10-K for the year ended December 31, 2004 includes restated financial information for the years ended December 31, 2004 and 2003. The original Form 10-K was filed with the Securities and Exchange Commission on March 31, 2005. The purpose of the Amendment is to restate the Company’s previously reported general and administrative expense to adjust downward compensation expenses due to use of an incorrect stock price in calculating the cost of issuing stock to directors as compensation.

The following sets forth the significant effects of the aforementioned restatements to the Company’s consolidated financial statements for the fiscal year ended December 31, 2004:

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (Statement 123R), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123R supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Statement 123R requires a public company to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award, which is typically the vesting period. Statement 123R eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued.

The Company expects to adopt Statement 123R on July 1, 2005. Statement 123R permits public companies to adopt its requirements using one of two methods:

1.        A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

2.        A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate its previously issued financial statements to include in its income statement amounts previously recognized under Statement 123 for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt Statement 123R using the modified-prospective method.

As permitted by Statement 123, the Company currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The adoption of Statement 123R’s fair-value method will impact the Company’s results of operations, although the impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the new standard under these new rules for the Company’s consolidated financial statements is January 1, 2006. Adoption of this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock option plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice.

 In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets — An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. We believe that the adoption of SFAS 153 will not have a material impact on our consolidated statement of income or financial condition.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

The FASB issued an Exposure Draft, “Qualifying Special-Purpose Entities and Isolation of Transferred Assets—an amendment of FASB Statement No. 140.” This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue in the third calendar quarter of 2005 a revised exposure draft that would include all of the proposed amendments to FASB Statement No. 140.  The Company is monitoring the status of this exposure draft to assess its impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143," (FIN 47) which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company is required to adopt FIN 47 no later than December 31, 2005. The Company does not expect the adoption of FIN 47 to have a material impact on its consolidated results of operations and financial condition.

NOTE 5 - SHORT-TERM NOTE RECEIVABLE

In the quarter ended March 31, 2005 the Company had a note receivable of $1,100,000 from an individual in relation to an anticipated mill site purchase. The purchase/sale transaction was in escrow as of March 31, 2005, and the repayment of the note will be applied to the mill site purchase price.

NOTE 6 --CHANGES IN SECURITIES

In January 2005 the Company issued 200,000 shares of common stock in exchange for mining and exploration rights. The total amounted to $2,010,000. The Company issued 160,000 shares of common stock for $1,165,000 in a private placement. Three employees exercised employee stock option issued in previous year to purchase 51,000 shares of common stock totaling $122,000. Stock issuance costs totaled to $173,400 for the quarter ended March 31, 2005.

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

Item 2.	(Continued)

Petroleum Activities

In the first quarter of 2005 Tri-Valley Oil & Gas Company (TVOG) performed a horizontal re-drill of the Sunrise-Mayel. The Company has run casing and is planning on hydraulically fracturing the well in the third week of May.

TVOG successfully fractured the Vedder Sand in the Ekho #1 deep well. This is the deepest well ever fractured on the west coast. Currently the well is back flowing the fracturing fluid. The program design envisions successive fracs to achieve a web of formation fractures sufficient to enable oil and gas to flow into the well bore at commercial rates. So far, the results of the initial frac suggest that at least one more frac may be in order and the Company will make a determination on that after all test results are complete, probably sometime in the second quarter.

The Company is planning to begin drilling in the Railroad Valley in Nevada towards the middle of May. The first well is planned to be a 45 to 60 day drill and completion time frame.

The Sunridge Oil Prospect was drilled in April and is awaiting completion.

Tri-Valley Corporation announced at the end of the first quarter that it had entered into an agreement to acquire Pleasant Valley Energy Corporation, a private holder of leases containing proven undeveloped reserves. The Pleasant Valley acquisition closed on May 5, 2005, and Tri-Valley plans to immediately begin a rework, exploitation and exploration program aimed at boosting cash flow and increasing asset value.

Mining Activities

In December 2004, Tri-Valley Corporation formed a new wholly owned subsidiary, Select Resources Corporation (“SRC”). SRC will house and operate our precious metals operations. Initially SRC will have the Richardson, Alaska 42 square mile gold mining claims. These claims will be transferred to SRC from Tri-Valley in the second quarter of 2005. SRC has acquired an additional 5,300 acres of State of Alaska mining claims in the vicinity of its 4,800 acre Shorty Creek, Alaska claim block. This is located about 60 miles northwest of Fairbanks, Alaska. The Shorty Creek claims lie in the Livengood Mining District, which has produced over 600,000 ounces of gold from placer gold deposits in the district.

Tri-Valley Corporation has bought out the majority of royalty interests in the Richardson claim block using its unregistered, restricted common stock, and expects to complete the remaining buyouts by the end of the third quarter of 2005.

SRC has signed its first major deal which is an industrial minerals joint venture with Trans-Western Materials LLC of San Diego, California. This new venture is named Alpha Minerals and Chemicals, LLC (“ALPHA”). It is in the process of assembling mining and milling equipment and expects to be in production by the end of the second quarter. SRC had funded approximately $1,250,000 to the Alpha venture.

SRC is in the process of acquiring a 10 acre industrial site with a rail spur and 117,000 square feet of plant, warehouse and office space to house its industrial mineral joint venture operations. This purchase is for $2,500,000. The funds will be guaranteed by Tri-Valley Corporation.

Three Months Ended March 31, 2005 as compared with Three Months ended March 31, 2004

For the quarter ended March 31, 2005 revenue was $1,184,173 less than the same period in 2004. Sale of oil and gas was $58, 293 less due to two wells being idle pending work over. Sale of oil and gas prospects was $1,145,000 less as no prospects were sold in the first quarter. Interest income was $22,964 greater due to additional cash earning interest, this increase was due to the sale of common stock in private transactions.

Costs and expenses were $2,446,196 greater for the period ending March 31, 2005 compared to the same period in 2004. Mining expenses were $2,159,625 more this quarter due to the purchase of royalty burdens on the Richardson, Alaska gold mining claim block of $2,010,000 and work performed by SRC on geological activity. Project geology , geophysics, land and administration was $247,812 less due to reduced work on the Opus partnership. General and administrative costs increased by $546, 040 due to consulting expenses and other activity related to the formation of SRC and its participation in Alpha .

Item 2.	(Continued)

Capital Resources and Liability

Our oil and gas activities are largely funded by selling interests in our private limited drilling partnership. We do not borrow to fund drilling activities. Our drilling activity relies on our ability to raise money through our drilling partnership.

Current assets were $16,975,123 at Mach 31, 2005 compared to $12,250,984 for the same period in 2004. This increase is due to advances from joint venture partners, funds from private placement of our common stock and a note receivable related to an industrial site that SRC is acquiring. Property and equipment is $887,457 more this quarter due to acquisition of equipment for SRC and Alpha . Deposits increased $257,159 due to deposits on the equipment that is being acquired by SRC and Alpha.

Current liabilities are $6,112,514 more this quarter compared to the same quarter in 2004 due to an increase in advances from joint venture participants related to the Opus drilling partnership

OPERATING ACTIVITIES. We had a positive cash flow of $4,457,403 for the three months ended March 31, 2005 compared to $739,433 for the same period in 2004. This increase is due to an increase in advances from joint venture participants.

INVESTING ACTIVITIES. Cash used in investing activities was $2,006,832 for the first three months of 2005. This was due to a note receivable related to the acquisition of an industrial property and expenditures related to equipment acquisitions and deposits on equipment for SRC and Alpha.

FINANCING ACTIVITIES. Net cash provide by financing activities was $1,112,392 for this quarter. This is due to proceeds from issuance of common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.

Item 4. Controls and Procedures

DISCLOSURE CONTROLS

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2005.

CHANGES IN INTERNAL CONTROLS-1ST QUARTER REMEDIATION

During the latter part of 2004 we discovered and corrected two entry errors in prior financial statements. We corrected those items and restated our financial statements accordingly. In reviewing our internal control over financial reporting we identified what management believes were several material weaknesses. During the first quarter of 2005 we implemented a formal remediation program designed to correct identified and reported material weaknesses and deficiencies in a complete and expeditious manner with the objective of eliminating risks to financial reporting and strengthening internal controls.

Major remediation activities achieved during first quarter include and are ongoing in the second quarter:

We hired a Senior Accountant with over 20 years of oil and gas accounting experience, a degree in accounting and a masters degree in finance.

Currently a risk assessment process is being implemented which includes internal control assertion definitions, review and periodic testing validation in concert with an independent outside accounting firm separate from our auditing firm and using specialists in internal controls.

Item 4. Controls and Procedures (Continued)

Flow charts and narratives are being developed to document operational processes, financial reporting activities, remediation changes and other internal controls.

A policy and procedures manual is being concurrently prepared to further detail process and internal control specifics and will be monitored and updated as appropriate.

The current accounting solution and organizational structure are being modified to strengthen internal controls and mitigate potential risk to financial reporting.

Second quarter efforts are being focused on strengthening internal control over financial reporting and investigating potential risks through formal remediation activities. Management is communicating with both the Audit Committee and Board of Directors to provide scheduled remediation updates. All company internal controls are scheduled for retesting in the end of second quarter.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

On January 12, 2005, one individual investor exercised warrants to purchase 35,000 shares of restricted stock at $6.50. The closing price per share of our stock on January 12, 2005 was $10.16. On January 7, 2005 we issued 200,000 shares of stock to an individual to acquire royalty interest on our Alaska mining claim block. The closing price per shares of our stock on January 7, 2005 was $10.05.

Item 6. Exhibits

(a)	Exhibits
10.1 Agreement by and between Tri-Valley Corporation and Select Resource Corporation and Trans-Western Materials LLC.
31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
32.1 18 U.S.C. § 1350 Certification
32.2 18 U.S.C. § 1350 Certification

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-VALLEY CORPORATION

May 06, 2005  /s/ F. Lynn Blystone
  F. Lynn Blystone
President and Chief Executive Officer

May 06, 2005  /s/ Thomas J. Cunningham
Thomas J. Cunningham
Secretary, Treasurer, Chief Financial Officer

Exhibit 10.1

[TRI-VALLEY CORPORATION HAS REQUESTED CONFIDENTIAL TREATMENT OF CERTAIN PORTIONS OF THIS AGREEMENT. A COMPLETE COPY OF THE AGREEMENT HAS BEEN FILED WITH THE SECRETARY OF THE SECURITIES AND EXCHANGE COMMISSION.]

JOINT VENTURE AGREEMENT
BY AND BETWEEN
TRI-VALLEY CORPORATION & SELECT RESOURCES CORPORATION
AND
TRANS-WESTERN MATERIALS, LLC
I.	Introduction.
The following is an Agreement (the “Agreement”) between Tri-Valley Corporation and its wholly owned subsidiary, Select Resources Corporation (“SELECT”) and Trans-Western Materials, LLC (TWM) (individually the “Party” and collectively the “Parties”) setting forth the terms and conditions under which SELECT and TWM are to form a join venture to fund the development of two mineral projects, located in Kern County, California, to operate an on-going business for the production and sale of calcium and basalt industrial mineral products, and to expand to other industrial mineral and construction aggregate projects as appropriate. This Agreement shall become effective as of November 15, 2004.
II. Formation - New Company.
A.
Purpose: The parities hereto agree to form, fund, and operate a business enterprise for their mutual benefit and profit. The new enterprise will be formed for the purpose of mining calcium carbonate (also referred to as high grade calcium carbonate, calcite, calcite marble and/or marble; for purposes of this document it will be referenced henceforth as “calcium carbonate”) and basalt ore from mineral properties under a long-term lease by TWM, portions of which will be sub-leased to the new company as part of this Agreement, to convert those ores into construction grade materials and industrial and chemical grade industrial fillers, extenders, granules, and powders in quality and quantities to economically satisfy current and future customer demands, and to expand to other industrial mineral and construction aggregate projects as appropriate.

B.
Name of Company: The new company will be named Alpha Mineral & Chemical, L.L.C. (hereto “Newco”) and will be operated in accordance and compliance with the requirements of a fully reporting public company to the U.S. Securities and Exchange Corporation.

C.	State of Organization / Incorporation: Newco shall be organized in the state of Delaware as a Limited Liability Company.
D.
Corporate Objective: Both Parties acknowledge that this is a for-profit enterprise, other than those requirements mandated by the local planning and zoning process, by legal requirement and/or legislative statute that the Parties will seek to maximize profits while exercising proper business ethics and professional judgment. It is also the objective of the parties to take Newco public when deemed appropriate by the Board of Directors.

E.	Joint Interests: The following is set out as the joint interest of the Parties:
1.
With the signing of this Agreement, all existing industrial mineral, decorative rock and construction aggregate material projects known to or controlled by TWM and SELECT will be treated as “corporate opportunities” for Newco under this Agreement until they have been presented for consideration by the management and/or Board of Newco.

2.
After the signing of this Agreement, all new industrial mineral, decorative rock and construction aggregate material projects will be treated as “corporate opportunities” for Newco under this Agreement until they have been presented for consideration by the management and/or Board of Newco. Newco will have sufficient time to review and assess all “corporate opportunities”, as appropriate for the mineral industry; no set time limit for review will be mandated. However, Newco will do its due diligence and provide its decision regarding the subject “corporate opportunity” in a timely manner. Newco will not intentionally delay in its due diligence assessment and final determination such as to impair said “corporate opportunity”.

3.
Should Newco determine not to pursue the development of a particular “corporate opportunity”, that opportunity shall no longer be considered a “corporate opportunity” for Newco. In that case, the “rejected opportunity” will no longer be pursued by Newco, and neither of the Parties, TWM or SELECT, may individually pursue the “corporate opportunity” without the expressed approval of the Board of Newco, as set forth below.

4.
In the case where a “corporate opportunity” has been rejected by Newco, and said opportunity was previously under the control, management or ownership of one of the Parties, TWM or SELECT, the “rejected opportunity” will revert to its prior control, management or ownership and will once again be the sole responsibility of the Party, TWM or SELECT, that brought the opportunity to Newco. In that case, the Party, TWM, or SELECT, with the control, management, or ownership of the opportunity may pursue the business development of the opportunity, if and only if it meets with the three following criteria.

a.	The property and/or project, including its products, will not be in competition with business activities of Newco;
b.
The property and/or project, will not require the services of Newco employees or personnel seconded to Newco from either TWM and/or SELECT, and will not distract said persons from performing their primary duties regarding the management, operation and development of Newco; and

c.	The properties and/or projects are identified as part of this Agreement. These are listed in Section III, Subsection A, Paragraph 2, Subparagraph (a).
5.
In the case of a new project or existing project being developed or partially developed using Newco resources or personnel, and where Newco decides to suspend or quit the development of said project, the project may be spun-off to one of the Parties or an employee. In order to do so, a super majority vote is required to release the project to one of the Parties or an employee for further development or sale. This release will be accompanied by a debt to Newco of 125% of the sunk cost to date on said project.

F.	Board of Directors: Newco shall have a seven-member Board of Directors.
1.
During the period that SELECT has a balance outstanding on its original loan to Newco set forth in Section IV, Subsection A, Paragraph 1 below, SELECT will hold four (4) seats and TWM will hold three (3) seats on Newco’s Board of Directors. The Chairman of Tri-Valley Corporation, or its nominee, will hold the fourth seat held by SELECT. The Chairman shall have one vote out of a total of seven regarding decisions of the Board of Directors of Newco.

2.
Following repayment in full of the loan made by SELECT referred to above, both TWM and SELECT shall each have the right to elect three members of the Board. Those six members shall elect a seventh member of the Board who is a neutral person, not employed by, or aligned with, either TWM, SELECT, their affiliates, or any Board member of Newco. However, the individual so elected, as a seventh member of the Board will be knowledgeable in the area of business activities of Newco. The seventh member shall have one vote out of a total of seven regarding decisions of the Board of Directors of Newco. During the period when a seventh member of the Board is not elected, or in the case when the Parties cannot agree on a seventh Board member, then the corporation will operate with only six Board members. However all Board decisions will still require a simple majority or super majority (Section V, Subsection L, Paragraph 2) of the Board for passage.

3.
The seven members of the Board shall then nominate and elect from their number the Chairman of the Board of Newco. The Chairman shall serve at the pleasure of the remaining majority of the other six members of the Board for a period of two years, unless he/she resigns or is removed by a majority of the Board for good cause. The Chairman will have the responsibility of calling the meetings of the Board of Directors, acting in the general roles and responsibilities of the Chairman, and representing the company as the Chairman.

4.
At the end of each two-year term, the Chairmanship shall become subject to nomination for a person from among the seven members of the Board and elected to that position by a majority of the Board of Directors. A given individual may serve multiple terms as Chairman subject to the repeated nomination and election by a majority of the other six members of the Board of Directors.

G.	Authorized Number of Membership Units or Shares: Newco shall be authorized to issue 10,000,000 membership units or shares (“Shares”), to be vested as hereinafter set forth.
1.	TWM shall be issued 5,000,000 Shares, or fifty percent (50%) of the authorized issue at the time of company formation in exchange for the contributions it makes, as hereinafter set forth.
2.	SELECT shall be issued 5,000,000 Shares, or fifty percent (50%) of the authorized issue at the time of company formation in exchange for the contributions it makes, as hereinafter set forth.
III. Newco Projects.
A.Alpha and Beta Projects: Projects for Newco will be divided into Alpha and Beta Projects for purposes of contributions by and rights of SELECT and TWM under this Agreement.
1.
Alpha Projects: Alpha Projects for purposes of this Agreement shall consist of the development and operation of the *  calcium carbonate project (the “* Project”) and * black basalt rock project (the “* Project”) for the production of industrial mineral, decorative rock and construction aggregate products produced and sold by Newco, as described below.

*  (2 pages omitted.)
2.
Beta Projects: Beta Projects shall consist of all other industrial mineral, decorative rock, and/or construction aggregates or material `projects that Newco decides to pursue and develop, that are not associated with the Alpha Projects. The Beta Projects include those listed below and all new projects. Newco is under no obligation to undertake any of these or other Beta Projects. The following is the current list of Beta Projects, which are known to or available to TWM that will be assessed by NEWCO. The first group (a) is presented as projects that are owned, controlled and/or managed by SELECT or TWM. The second group (b) is other opportunities known to the Parties at this time.

a.	Projects owned, controlled or managed by a Party to this Agreement as of the date of signing:
* (1 page omitted.)
b.	Projects not owned, controlled or managed by a Party to this Agreement as of the date of signing:
* (2 pages omitted.)
(xiii)	Other such projects that will be made available to Newco from time to time.
IV. Contributions of the Parties.
A.	SELECT Contributions: SELECT shall be issued 5,000,000 Shares of Newco in exchange for the following contributions to the new enterprise:
1.
The issue of 5,000,000 Shares of Newco shall be made in exchange for a loan commitment of $2,500,000 (US) in new funds and $150,000 (US) in historical contribution, for a total value of $2,650,000 (US) contributed by SELECT, in the form of a loan to be drawn as needed by Newco in accord with the budget attached hereto as Exhibit “B”, evidenced by a series of promissory notes, related to each drawdown, bearing interest at the rate of LIBOR plus 4%, repaid as participating loans, calculated as fifty percent (50%) of the cash flows of Newco prior to the calculation of net distributable cash flows, as defined below; or, in whole or part by way of “refinance loans” obtained by Newco hypothecating one or more of its Elk Corporation or other customer base load contracts, or a combination of payments from the cash flows of Newco prior to the calculation of net distributable cash flows and refinance loans. Refinance loans may be used for payment to SELECT by Newco so long as such refinance loans do not consume more than 50% of the EBITDDA (Earnings Before Interest, Taxes, Depreciation, Depletion, and Amortization) of the company, as that term is hereinafter defined, unless a majority of the Board approves such loan payment.

2.
The initial cash loan by SELECT to Newco shall be $650,000, in addition to the historical $150,000 for prior expenditures credited to SELECT’s account, on or about November 16, 2004. Said $650,000 shall be used to be used in accord with this Agreement of which $500,000 will be used by Newco as its initial working capital under the approved budget attached hereto as Exhibits “B.” The remainder of $150,000 shall be disbursed to TWM in accord with paragraph IV, Subsection B, Paragraph 2 below.

3.
“Net Distributable Cash Flows” for purposes of this agreement shall mean the EBIT (Earnings Before Interest and Taxes). The EBIT is that amount of money earned by Newco equal to the EBITDDA less any debt service or lease payment, less any unusual expenses, equipment replacement, and maintenance reserves, as set forth in the Pro Forma Income, Expense and Financial Statements attached hereto as Exhibits “B” and “C.”

4.
The business benefits and goodwill from the contribution of the contacts, office space, personnel, and expertise to include, but not limited to, the initial assignment of Dr. Henry Sandri to serve as Executive Director/Chief Executive Officer, and Mr. Thomas Cunningham to serve as Senior Director/ Secretary and Chief Financial Officer of Newco and together with Dr. Harold J. Noyes and Mr. F. Lynn Blystone to serve as members of the Board of Directors of Newco, with Mr. Blystone, or other such Tri-Valley Corporation’s nominee, serving as Newco’s initial Chairman.

B.	TWM Contributions:
1.
TWM shall be issued 5,000,000 Shares of Newco in exchange for mineral deposits, property rights, business opportunity, use of the existing mining permits and $2,500,000 in historical contributions of cash, and cash equivalents for a total of value of contributions of $2,500,000. For purposes of allocation of shareholdings in Newco, TWM will be credited with a cash value contribution of $2,500,000 for its current contribution of assets to Newco in the form of a participating loan to be repaid from fifty percent (50%) of the earned income (EBITDDA) of Newco prior to the calculation of net distributable cash flows from Beta Projects undertaken by Newco, until such loan is repaid in full including interest at the simple rate of LIBOR plus 4%. However no repayments will be made to TWM until the SELECT promissory notes are extinguished, except as noted below.

2.
The sum of $150,000 shall be paid to TWM on or about November 16, 2004 as a one time advanced principal payment by Newco from the proceeds of the SELECT loan to Newco as hereinabove set forth in Section IV Subsection A, Paragraph 2. Said principal payment shall be applied as a partial payment of said $2,500,000 TWM loan reducing the balance owed to TWM to $2,350,000. The remaining $2,350,000 of shall accrue simple interest at the stated rate of LIBOR plus 4% until repaid in full as hereinabove set forth.

3.	The mineral deposits, property rights, and use of the approved mining plans (permits) contributed by TWM to the Alpha Projects are more particularly described as follows:
* (2 pages omitted.)
i.	The business benefits and goodwill of the mill engineering, plant construction, equipment specification, and supply quotes from the following engineers and suppliers:
*
•
All other such work product of suppliers that have provided drawings and/or specification, quotes, or advisory services to TWM regarding the mining, milling, storage, and/or transport of calcium or basalt industrial mineral products.

j.
The business benefits and goodwill of the product research, market research, and customer contacts developed by TWM and its founders and officers regarding the demand for, pricing, and purchase of calcium and basalt industrial mineral products.

k.
The business benefits and goodwill of the expertise of the founders and executives of TWM to include the assignment of Mr. Marshall Pettit as Managing Director and Mr. E. E. (Wayne) Everett as Senior Director - Mining and Milling Operations of Newco, and together with Mr. Peter Tarnoff, will serve on the Board of Directors for TWM.

V.	General Terms and Conditions Related To This Agreement:
A.
SELECT Loans to Newco: SELECT will invest up to $2,500,000 million cash via a series of loans to Newco as needed to implement the business plan for the development of the Alpha Projects. Each loan will be evidenced by a promissory note to be paid back to SELECT with interest an annual simple rate of LIBOR plus 4% as hereinafter set forth, from fifty percent (50%) of the cash flows of Newco prior to the calculation of net distributable cash flows from operations; or, from the proceeds of a bank loan secured by the hypothecation of one or more of the base load contracts with * , sale of contracts, other applicable means, or combination thereof.

B.
SELECT Work Product: SELECT has expended substantial funds in the investigation, consultation, and supportive due diligence work performed to determine the economic viability of the subject * calcite marble and Boron basalt industrial mineral project. The information developed as a result of this work has long-term benefits for the successful organization and operation of Newco. Therefore, SELECT will provide the work product developed by it to Newco in exchange for the sum of $150,000 to be added to the $2,500,000 loans, or portion thereof, made to Newco for the development of the Alpha Projects under this agreement. Said additional loan amount shall be repaid to SELECT with interest as hereinabove set forth.

C.
Replacement Capital Reserve and Distribution of Cash Flows from Projects: Twenty percent (20%) of Newco’s distributable cash flows from operations may be retained by the company in reserves subject to the approval of the majority of Board of Directors after Select and other debt service is paid. The remaining eighty percent (80%) shall be disbursed fifty percent (50%) each TWM and SELECT, subject to the following:

1. If the funds to be distributed are associated with the Alpha Projects, then the distribution of funds will be allocated 15% to *, 42.5% of funds to TWM and 42.5% of funds to SELECT. This distribution to * reflects the contractual agreement between * and TWM that are being transferred to Newco.
2.	If the funds to be distributed are associated with Beta Projects, then the distribution of funds will be allocated 50% of funds to TWM and 50% of funds to SELECT.
D.
Security for Loans: Prior to the repayment of the loans to SELECT by Newco as hereinabove set forth, Newco will grant SELECT the standard security instruments, assignments of the * calcium carbonate ore deposit, the * ore deposits, mining equipment, rolling stock, and covenants associated with the protection of its loans.

E.
Completion of Funding: SELECT will have been deemed to have completed its funding commitment when either it has provided Newco a maximum of $2,500,000 per the funding commitment hereto referenced in the Agreement, or when it has provided Newco with sufficient funding for the Alpha Projects, including sufficient working capital for operating purposes, such that the Alpha Projects are operating as intended and two consecutive quarters of positive cash flows are generated, whichever comes first, but in no case is Select funding obligated to exceed $2,500.000. At that point, SELECT will have been deemed to be completed its funding commitment to Newco. Notwithstanding the above, SELECT’s funding commitment is intended as a one-time draw and not intended to recycle as a continual line of credit.

F.
Failure to Fund: Should SELECT fail to fund the development of the Alpha Projects as herein set forth, up to $2,500,000, TWM shall have the first right, but not the obligation, to buy out SELECT’s fifty percent (50%) interest in Newco for a sum equal to one hundred and twenty-five percent (125%) of the actual cash invested and historical contribution, including outstanding interest, to the date of default by SELECT. TWM will have sixty (60) business days to purchase the outstanding interest of SELECT, unless otherwise negotiated. After such payment by TWM, SELECT will have no further financial or management interest in the Newco, nor will it be associated with, or have rights in or to, the Alpha or Beta Projects as those projects are set forth in this Agreement. Following such payment, neither TWM or its founders and officers will have any further obligation of any kind to SELECT. In the event that TWM is unable to purchase SELECT’s fifty percent interest (50%) in Newco, SELECT will have two options:

1.	SELECT will have the option to sell its interest to a third-party.
a.
If the bona fide offer is less than the one hundred and twenty-five percent (125%) of the actual cash invested and historical contribution, including outstanding interest, to the date of default by SELECT, then TWM will be given sixty (60) business days to meet the price and purchase the interest.

b.
If the bona fide offer is equal to or greater than the one hundred and twenty-five percent (125%) of the actual cash invested and historical contribution, including outstanding interest, to the date of default by SELECT then SELECT will be allowed to complete the sale, provided that the purchaser commits to continue the investment in the Alpha Projects under the terms and conditions of this Agreement.

2.	SELECT will have the option to dilute its current interest in Newco based upon the actual amount invested to date against its committed investment. The formula for this under funding dilution will be:
Actual amount invested to date by SELECT = X.
Amount pledged under this Agreement by SELECT = $2.5 million.
SELECT Under Funding Dilution = (X/$2.5 million) * (50%).
For example, if SELECT had funded $1.25 million and cannot go forward, and proceeds with dilution, then its residual share of the project after dilution is as follows:
SELECT Under Funding Dilution = 25% interest in Newco = ($1.25 million/$2.5 million) * (50%).
G.
Staged Repayment of the TWM Loan: TWM is providing mineral resources, work product, the use of existing mining plans (permits) etc. in its possession prior to the formation of Newco, in order to support the successful development of the Alpha Project and Beta Projects. The Parties have valued these contributions hereto, at $2,500,000 for purposes of this agreement. Said $2,500,000 will be paid to TWM in two separate stages.

1.
The sum of $150,000 will be paid from the proceeds of the initial funding of $650,000 by SELECT on or about November 19, 2004 as set forth above. This $150,000 covers current out-of-pocket costs incurred by TWM in recent months in the form of property payments, consulting fees and services provided by third parties, equipment and supplies, and general expenses.

2.
The balance will be evidenced by a promissory note given to TWM at the time of execution of this agreement on or about November 16, 2004, bearing interest at the rate of LIBOR plus 4%. This total will equal $2,350,000. The principal and accrued interest thereon shall be paid to TWM from fifty percent (50%) of EBITDDA, as that term is defined in this Agreement, generated from the operations of Beta Projects, or from the proceeds of a “refinance loan(s)” provided by a bank or institutional loan secured by the hypothecation of one or more of the base load contracts of customers purchasing products produced by the Beta Projects, or the sale of such contracts at a market discount, or other such applicable means, or a combination thereof, so long as the repayment of such debt or its equivalent does not exceed the equivalent of 50% of the net distributable income of the Beta Project(s), or other such amount as approved by the Board of Directors.

H.
Replacement Capital Reserve and the Distribution of Cash Flows from Beta Projects: Of the net distributable cash flows generated by the Beta Project(s), twenty percent (20%) may be retained by the Newco as replacement capital reserves to be used for expansion of the company’s business, may be used for other company business, or may be distributed to the shareholders subject to a vote of the Board of Directors. The remaining eighty percent (80%) shall be distributed fifty percent (50%) to each TWM and SELECT unless otherwise directed by a super majority of Newco’s Board of Directors.

I.	Support Services, Administrative Fees, Compensation for the Full Time Employees, Staff, and Management, and Payment of the General Overhead of Newco:
1.
Support Services and Administrative Fees: SELECT and TWM shall each provide facilities, equipment, time, and organizational support (the Support Services) as required in the formation and on-going operations of Newco. Newco shall pay the sum of $500,000 per year each to SELECT and TWM as an administrative fee for providing such Support Services. Said sums shall be paid in eleven (11) equal monthly installments of $41,666, plus a twelfth (12th) payment of $41,674, to equal $500,000 each, in advance, from the date of initiation of operations of Newco expected to commence on or about November 15, 2004. Said sum shall be adjusted annually for increases or decreases in the cost of living as published annually by the U.S. Department of Commerce, or other such government agency tasked with that responsibility. Said $500,000 fee to each of the Parties may be reduced to $250,000 each for any given year, to achieve a break-even EBIT, provided that the amount reduced is evidenced by promissory notes given to the deferring Party to be repaid in the future from first EBITDDA earnings in subsequent years. Said notes will bear simple interest at a rate of LIBOR plus 4% per annum.

2.
Payment for Full Time Employees, Staff, Management, and General Overhead of Newco: Newco shall pay the costs of its full time employees, staff, management, seconded employees, consultants, direct operating expenses and general overhead firstly, from the working capital allocated in the Use of Proceeds and Budget attached hereto as Exhibits “A” and “B” during its start-up phase. Thereafter, from the revenues generated by it from the manufacture and sale of industrial mineral fillers, extenders, granules, powders, construction aggregates, and decorative rock produced by the Alpha Projects and any subsequent Beta Projects undertaken by the company, from corporate financings and corporate debt, and from any other sources available to Newco as a standard business practice.

3.
Compensation Standard: Compensation of employees and staff shall not exceed the general pay scale, benefits, and bonus programs, if any, commensurate with industry standards and that required to hire and retain qualified personnel in accord with the annual business plan and budget for the company.

J.
Equity Interest and First Right of Refusal to Purchase Shares: SELECT and TWM shall grant to each other a first right of refusal to purchase any shares that are to be offered, given or assigned to any third-party, other than subsidiaries, affiliates, divisions of the corporations, and in the case of individual share holders, as in the case of TWM, its shareholders, their immediate family members, family trusts or family businesses, or, upon the event of a public offering.

1.
The first right of refusal agreement shall require the offering or selling party (the Liquidating Shareholder) to provide other party to the Agreement (the Rights Holder) the right to acquire the shares offered for sale or exchanged on the same terms and conditions as is being offered to the third-party (other than to those parties referenced above in Section V, Subsection I of this Agreement).

2.
If an Exchange is contemplated, then a fair market monetary value shall be determined for the exchange property or, the Rights Holder shall have the opportunity to acquire the property to be exchanged and give it to the Liquidating Shareholder in exchange for the stock being liquidated.

3.
Under this agreement, the Liquidating Shareholder shall give written offer to the Rights Holder, delivered by U.S. registered mail or courier, to deliver the shares to be liquidated at a specific price per share and stating terms under which the transaction is to be concluded.

4.
The Rights Holder shall have thirty (30) business days to respond in writing, delivered by U.S. registered mail or courier that the Rights Holder elects to exercise his/her (its) right to acquire the shares pursuant to the written offer.

5.
Should the Rights Holder elect to acquire the shares offered, and then the Rights Holder shall have forty-five (45) business days to settle the transaction through a neutral escrow by exchanging cash or specified goods for the shares being liquidated.

6.
Should the Rights Holder elect not to acquire the shares offered, then the Liquidating Shareholder shall be free to settle the transaction with the third-party offeree on the same terms and conditions as those set forth in the written offer to the Rights Holder. Should the terms and conditions change in the transaction contemplated with the third-party offeree, then the Liquidating Shareholder shall make a new written offer to the Rights Holder following the same procedure as hereinabove set forth. This process shall be repeated until either the Rights Holder or the third-party offeree shall have closed the transaction; or, the Liquidating Shareholder shall determine to withdraw the offering to liquidate his/her (its) shareholdings.

K.	Roles of the Parties to This Agreement, the Board of Directors, Managers, and Employees:

1.
Executives, Managers, and Operations: Executives and managers of Newco, except for seconded employees, shall devote full and such time as may be required in the management and operation of Newco’s business and projects in order to accomplish the goals and objectives established for the company. They will not be paid overtime for time expended beyond eight hours per day in the performing their duties, unless a performance bonus is declared by a vote of the majority of the Board of Directors.

2.
Goals, Strategies, and Tactics: Newco will be operated by its Board of Directors, officers, managers, and employees in such a manner as to accomplish the goals and objectives set forth in the attached business plan and budget subject to the approval and authority of the Board of Directors. Each company goal will be supported by a clearly defined written strategy. The strategy will be supported by clearly defined tactics, which will in turn supported by specific objectives.

3.
Five Year Business Goals: The Board of Directors will establish specific five-year business goals for the company supported by specific year-by-year business objectives related to market position, annual profitability, and improved shareholder value. In addition, the Board of Directors will be responsible for providing the proper financial and managerial resources to accomplish the goals and objectives set by it.

4.
Specific Objectives, Strategies, and Tactics: Management and staff will develop specific objectives, strategies, and tactics, designed to accomplish the short and long-term goals set by the Board of Directors. Clearly defined management responsibilities, budgets, timelines, and reporting requirements shall be set forth in a written format focused upon accomplishing the defined objective(s) in a minimum of time, at a minimum of costs. Each objective will be supported by a well-defined strategy, which in turn will be supported by specific well-defined tactics. Each set of objects, strategies, and tactics will be designed and implemented in the most efficient manner possible to accomplish the Company’s short and long-term goals approved by the Board of Directors. All goals, objectives, strategies, and tactics will be reduced to clearly written, concise plans in which five resources, manpower, money, time, materials, and feedback (reporting method) are allocated together with specific individual and/or team responsibilities for implementation and accomplishment.

L.	Required Vote of the Board of Directors: Each member of the Board of Directors shall have one vote.
1.
Simple Majority Vote: A simple majority vote of the Board of Directors shall be required for all business decisions, except those set forth below for which a super majority of the votes of the Board of Directors shall be required. Standard business decisions requiring a simple majority decision include budget approval, plan approval, and operational business decisions. The Board of Directors, through a simple majority vote, will designate what authority is designated for the management of the Newco, including signing authority.

2.
Required Super Majority Vote: A vote of five-members of the Board of Directors or 71.4 % of a seven-person Board (or five-members of the Board of Directors or 83.3% of a six-person Board when there is no seventh member), shall constitute a super-majority of the Board and will be required for approval or disapproval of the following management decisions:

a.	To change the general business objectives and operational focus of the company.
b.
To increase, or decrease the salaries or declare bonuses for the executives and officers of the company from those set forth in this Agreement and in the general budget, except in the event Newco is operating at a deficit and salaries need to be reduced as part of a plan to balance the company budget, or other such emergency requirement.

c.	To sell all or part of the company, form a joint venture with another company, acquire, or merge with another company.
d.	To sell all or part of a specific project, form a joint venture with another company on a project, acquire a project, or merge a project with another company.
e.	To dissolve Newco.
f.	To agree on an internal dilution of one Party by the other Party due to under funding of a cash call.
g.	To list the company on a public exchange.
h.	To borrow money outside the normal course of business, as set forth in the approved business plan and budget.
i.	To undertake debt via a hypothecation of an existing contract or contracts.
j.	To admit third-party investors into the company or into specific projects.
k.	To take any action that might adversely affect any shareholder’s interests in the business.
l.	To retain more that twenty percent (20%) of the annual net cash flow (profits) of the company as “replacement capital reserve.”
m.
To eliminate a quarterly distribution of eighty percent (80%) of the company’s net cash flows after setting aside reasonable reserves for replacement of equipment, operating emergencies, debt service, employee benefits, land reclamation, geological exploration, and product research.

n.	To change the requirement for a super-majority vote, or the provisions for its use or, otherwise modify its use from that set forth in this Agreement.
M.
Profits: Profits will be distributed as hereinabove set forth in this Agreement based on a Board of Directors’ decision, subject to the above qualifications and conditions requiring a super majority vote of the shares represented on the Board of Directors. It will not be in the interest of Newco to maintain a pool of earnings in excess of the company’s anticipated requirements or above average standards for the industrial minerals and mining industries.

N.
Additional Project Funding: Both Parties agree that for the continuation of the Alpha Projects (replacement capital for example) and for the Beta Projects, funding will be made available from the following sources:

1.	Cash flow from existing operations.
2.	Commercial debt from financial institutions or financial credit companies, which requires super majority approval from the Board of Directors.
3.	Equity sources, subject to the approval of the super majority of the Board of Directors.
O.
Insufficient Operating Capital: In the event that funding for required operations of Newco is insufficient from normal operations of the company, loans from SELECT under this Agreement, hypothecation of customer base-load contracts, bank lines-of-credit, or, other traditional sources as listed above, the Parties hereto can determine to resolve the problem by electing to implement one or a combination of the following strategies:

1.
Internal Loans: Funding can be sought from one or both Parties to this Agreement. In this case, the funding Party(s) will have the option of providing one or more loans to the Newco at the rate of LIBOR plus 10% per annum, to be repaid at a rate over time to be negotiated. Each Party may loan equal or unequal sums in accord with their negotiated agreement; or;

2.	Third-Party Dilution: Dilution may occur by way of accepting an equity investment from a third party. There are two scenarios for third party dilution:
a.
Joint Dilution: This is the case in which additional funds are required and both Parties to this Agreement will be diluted on an equal basis by the same amount or percent. Both Parties will be diluted on an equal basis via new third party equity investment(s), mergers, or joint ventures, using the standard dilution formula, as stated below:

Prior to Dilution: Both Party 1 and Party 2 own 50% each of the shares of the corporation.
Historic Value of the Company: X, and X/2 = A, and X/2 = B and A = B and A + B = X.
Party 1 Value = A, and its percentage value in the corporation is calculated as (A/X)*(100%).
Party 2 Value = B, and its percentage value in the corporation is calculated as (B/X)*(100%).
Third Party Investment: For purposes of this example, the contribution to Newco by a third party investor equals “Y.”
After Third Party Investment-Dilution: The new ratio of percentage ownership in the Company is as follows:
Party 1 value = ((A)/(X+Y))*(100%).
Party 2 value = ((B)/(X+Y))*(100%).
New Investor = ((Y)/(X+Y))*(100%).
Example: Newco contributed value = $5 million, with TWM and SELECT each owning half of the shares (50%), valued at $2.5 million each. A cash call of $2 million is not met from operations and traditional sources of financing, so a New Investor offers the $2 million in the form of an equity investment credited under the dilution formula. After the equity contribution, Newco’s contributed value is now $7 million, and the proportionate share ownership of the Parties is: TWM = 35.7% ($2.5 million / $7 million * 100%), SELECT = 35.7% ($2.5 million / $7 million * 100%), and the New Investor = 28.6% ($2 million / $7 million * 100%).
b.
Individual Dilution: This is the case in which additional funds are required and one Party (the “diluted Party”) to this Agreement will be diluted and the other Party (the “investing Party”) will meet its financial obligations for the additional funds. The diluting Party will be diluted using the standard dilution formula, as stated below:

Prior to Dilution: Both Party 1 and Party 2 own 50% each of the shares of the corporation.
Historic Value of the Company: X, and X/2 = A, and X/2 = B and A = B and A + B = X.
Diluting Party 1 Value = A, and its percentage value in the corporation is calculated as (A/X)*(100%).
Investing Party 2 Value = B, and its percentage value in the corporation is calculated as (B/X)*(100%).
Funding Requirement: For purposes of this example, the financial requirement to Newco equals “Y”, and the funding requirement of each party is: Diluting Party 1 = (Y/2), and Investing Party 2 = (Y/2), and if a new investor is diluting the Diluting Party, that investor will invest the amount (Y/2) in lieu of Divesting Party’s investment.
After Investment-Dilution: The new ratio of percentage ownership in the Company is as follows:
Diluting Party 1 value = ((A)/(X+Y))*(100%).
Investing Party 2 value = (((B+(Y/2)))/(X+Y))*(100%).
New Investor = ((Y/2)/(X+Y))*(100%).
Example: Newco contributed value = $5 million, with TWM and SELECT each owning half of the shares (50%), valued at $2.5 million each. A cash call of $2 million is not met from operations and traditional sources of financing, so new funds are sought. SELECT decides to fund its portion, $1 million, but TWM cannot meet its obligation. A new investor offers the $1 million in the form of an equity investment credited under the dilution formula relative to TWM’s cash call. After the equity contribution, Newco’s contributed value is now $7 million, and the proportionate share ownership of the Parties is: TWM = 35.7% ($2.5 million / $7 million * 100%), SELECT = 50.0% ($3.5 million / $7 million * 100%), and the New Investor = 14.3% ($1 million / $7 million * 100%).
3.
Valuation of Newco for Dilution: For purposes of this Agreement, Newco will have a value of $5,000,000, plus any additional net capital contributions as of that date, of which each of the Parties will have a 50% valuation position, assuming no dilution by either Party has taken place as of that date.

4.
Sale of Newco: The Parties hereto may elect to sell Newco in its entirety, in which case the net proceeds will be used to first pay the Company’s obligations in full to the extent possible, and distribute the remaining proceeds if any, to the shareholders of Newco in proportion to their shareholdings.

5.
Dissolve Newco: Provided the Company has no outstanding, unpaid obligations, the Parties hereto can elect to cease operations and dissolve Newco. In this case, the assets of the Company will either be sold and the proceeds divided between shareholders; or, the assets may be valued and divided equally and distributed to the shareholders.

6.
Outstanding Obligations: If the Company has outstanding and unpaid obligations, then the assets in part or whole shall be sold to the extent required to generate sufficient funds to first pay the outstanding and unpaid obligations of the Company to the extent possible; thereafter, the net balance of the sale proceeds together with any remaining assets, if any, will be divided equally and distributed to the shareholders in proportion to their shareholdings in which case both Parties would receive their proportional share of the remaining assets together with their proportionate share of any profits and/or losses from the disposition.

P.
Sale or Dissolution of Newco: In the event that sufficient operating capital is not obtained in a timely manner by one or more of the options set forth in Subsections N and O above, the Parties hereto agree to elect to sell and/or dissolve Newco in a manner and time frame to allow sufficient time to accomplish an orderly sale and/or dissolution to occur in a manner and time period to achieve the best possible results for the shareholders to resolve the initial and subsequent cash flow shortfall and to either make a profit, achieve a return of invested capital, or reduce to the extent possible, a loss of invested capital.

VI. Miscellaneous:
A.
Notices: All notices, requests, demands, claims, and other communications between the Parties hereunder shall be in writing. Any notice, request, demand, claim, or other communication hereunder shall be deemed duly given and received, if:

1.	Personally delivered by an officer of one Party to an officer of the other Party, when so delivered;
2.
When mailed by one Party to the other, the document or letter shall be deemed received three (3) business days after having been sent by registered or certified mail, return receipt requested, postage prepaid and addressed to the intended recipient as set forth below;

3.
Given and received by facsimile, once such notice or other communication is transmitted by one Party to the other at the facsimile number specified below and the appropriate answer back or telephonic confirmation is received, provided that such notice or other communication is promptly thereafter mailed in accordance with the provisions of Paragraph 2 above, or,

4.	Given and received when sent by one Party to the other through an overnight delivery service in circumstances under which such service guarantees next day delivery, the day following being so sent.

5.	If sent by mail, registered mail, courier, or facsimile to the officers of the Parties to this Agreement at the addresses and communication numbers and set forth below:

Select Resources Corporation (SELECT)
c/o Tri-Valley Corporation
5555 Business Park South, Suite 200
Bakersfield, CA 93309
Telephone: 661-864-0500
Facsimile: 661-864-0600
Attention: F. Lynn Blystone

Trans-Western Materials, L.L.C. (TWM)
5242 Renaissance Avenue
San Diego, CA 92122
Telephone: 805-452-1788
Facsimile: 805-542-7017
Attention: Marshall Pettit

B.
Severability: The invalidity or unenforceability of any particular provision of this Agreement will not affect the other provisions hereof, and this Agreement will be construed in all respects as if such invalid or unenforceable provision were omitted.

C.
Counterparts; Facsimile: This Agreement may be executed in any number of counterparts and via facsimile with the same effect as if all parties hereto had signed the same document. All counterparts will be construed together and will constitute one instrument.

D.
Governing Law and Arbitration: Except as otherwise provided in this Agreement, any controversy or dispute arising out of this Agreement or breech thereof, the interpretation of any of the provisions thereof, or the action or inaction of one or the other Party hereunder to this Agreement shall be submitted to binding arbitration in Kern County, State of California, under the commercial arbitration rules then existing of JAMS or its successor. Any award or decision obtained from any such arbitration proceeding shall be final and binding on the Parties, and the judgment upon any award thus obtained may be rendered in any court having jurisdiction thereof. No action at law or in equity based upon any claim arising out of or related to this Agreement shall be instituted in any court by either Party to this Agreement except (i) to obtain preliminary injunctive relief or other temporary relief, (ii) an action to compel arbitration pursuant to this section, or (iii) an action to enforce any award obtained in an arbitration proceeding in accordance with this section. The award revenues by the arbitrator or arbitrators shall be final and judgment may be entered upon it in any court having jurisdiction thereof.

E.
Choice of Law and Form: This Agreement shall be interpreted under the laws of the State of California. Any litigation in regarding this Agreement shall be resolved in the courts of Kern County, State of California, subject to the Arbitration Clause above.

F.
Attorney Fees: In the event that any dispute between the Parties hereto or between Newco and its third party Shareholders, if any, or among the Shareholders and/or Managers of Newco should result in litigation or arbitration, the prevailing party in such dispute shall be entitled to recover from the other party all reasonable fees, costs and expenses of enforcing any right of the prevailing party, including reasonable attorneys’ fees and expenses

G.
Confidentiality: Both Parties shall hold all information concerning the Properties and Transaction in confidence and agree to hold in confidence the terms and conditions of this Agreement, except that the Parties may disclose such information to their respective owners, officers, directors, employees, insurance companies, legal counsel and similar third-parties who need to review the same in connection with the Transaction proposed hereby. The foregoing restrictions shall not apply to disclosures of information required by law or court order, or to information concerning the Properties and Transaction that is available to the general public other than through the disclosure by either of the Parties or its/ their agents in violation of this Agreement.

H.	Binding Agreement: This document is meant to serve as a legally binding Agreement between the Parties hereto and shall serve as the foundation for the formation, by-laws, and operations of Newco.
I.
Definitive Agreement: This Agreement shall serve as the Agreement for the formation and operation of Newco. A formal operating agreement will be prepared by legal counsel for Newco hereto in the form of a Limited Liability Company Operating Agreement and related documents, reflecting the general terms and conditions of this Agreement and conforming to the applicable laws of the State of California.

J.
Entire Agreement: This Agreement and the Exhibits hereto constitute the entire agreement between the parties hereto with respect to the subject matter hereof, and supersedes all prior oral and written, and all contemporaneous oral, understandings, negotiations and agreements with respect to the subject matter hereof.

THIS DOCUMENT MAY BE SIGNED IN COUNTER PART AND DELIVERED TO THE RESPECTIVE PARTIES BY FACSIMILE TRANSMISSION

This Agreement is entered into by and between the undersigned Parties effective November 16, 2004:

Select Resources Corporation

By: _____________________________
F. Lynn Blystone, President, and Chief Executive Officer
Tri-Valley Corporation
And
Chief Executive Officer
Select Resources Corporation

By: ______________________________
Thomas J. Cunningham, Secretary, and Chief Financial Officer
Tri-Valley Corporation

Trans-Western Materials, LLC

By: ______________________________
Marshall W. Pettit, President and Executive Director
Trans-Western Materials, LLC

By: ______________________________
Wayne Everett, Vice President
Trans-Western Materials, LLC

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
Date: May 06, 2005	/s/F. Lynn Blystone
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

Date: May 06, 2005	/s/Thomas J. Cunningham
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

Date: May 06, 2005	/s/Thomas J. Cunningham
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

Date: May 06, 2005	/s/F. Lynn Blystone
F. Lynn Blystone, President and Chief Executive Officer

* Information Omitted - Registrant has requested confidential treatment pursuant to Rule 24b-2, and has filed a complete copy of this Agreement with the Securities and Exchange Commission.
* Information Omitted - Registrant has requested confidential treatment pursuant to Rule 24b-2, and has filed a complete copy of this Agreement with the Securities and Exchange Commission.
* Information Omitted - Registrant has requested confidential treatment pursuant to Rule 24b-2, and has filed a complete copy of this Agreement with the Securities and Exchange Commission.
* Information Omitted - Registrant has requested confidential treatment pursuant to Rule 24b-2, and has filed a complete copy of this Agreement with the Securities and Exchange Commission.
* Information Omitted - Registrant has requested confidential treatment pursuant to Rule 24b-2, and has filed a complete copy of this Agreement with the Securities and Exchange Commission.