Form 10-Q
period 2005-06-30
TRI VALLEY CORP
filed 2005-08-09
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005	Commission File No. 001-31852

Tri-Valley Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-0617433
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

5555 Business Park South, Suite 200, Bakersfield, California 93309
(Address of principal executive offices)

(661) 864-0500
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

The number of shares of Registrant's common stock outstanding at June 30, 2005 was 22,460,302.

19

TRI-VALLEY CORPORATION

19

PART I -	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2005	Dec. 31, 2004
	(Unaudited)	(Audited)

Current Assets
Cash	$14,675,809	$11,812,920
Accounts receivable, trade	140,169	192,008
Advance receivable	150,000	150,000
Prepaid expenses	88,529	96,056

Total Current Assets	15,054,507	12,250,984

Property and Equipment, Net	8,727,249	1,778,208

Other Assets
Deposits	632,586	200,407
Investments in partnerships	17,400	17,400
Other	13,913	13,913
Goodwill (net of accumulated amortization of $221,439 at December 31, 2003)	212,414	212,414

Total Other Assets	876,313	444,134

Total Assets	$24,658,069	$14,473,326

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2005	Dec. 31, 2004
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Current portion notes and contracts payable	$57,586	$9,985
Trade accounts payable & accrued expenses	781,669	1,237,848
Accounts payable to joint venture participants	77,889	100,115
Advances from joint venture participants	12,674,746	6,321,676

Total Current Liabilities	13,591,890	7,669,624

Long-term Portion of Notes and Contracts Payable	1,708,154	6,799

Total liabilities	15,300,044	7,676,423

Commitments

Shareholders' Equity
Common stock, $.001 par value: 100,000,000 shares authorized; 22,460,302 and 21,836,052 issued and outstanding at June 30, 2005 and Dec. 31, 2004, respectively	22,460	21,836
Less: Common stock in treasury, at cost, 100,025 shares	(13,370)	(13,370)
Subscription receivable	-	(750)
Capital in excess of par value	21,778,147	15,125,607
Accumulated deficit	(12,429,212)	(8,336,420)

Total Shareholders' Equity	9,358,025	6,796,903

Total Liabilities and Shareholders' Equity	$24,658,069	$14,473,326

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2005	2004	2005	2004

Revenues
Sale of oil and gas	$192,000	$194,849	$361,190	$422,268
Other income	13,247	24,318	22,832	37,811
Sale of oil & gas prospects	1,605,000	909,500	1,605,000	2,054,500
Interest income	36,383	6,243	59,716	6,612
Total Revenues	1,846,630	1,134,910	2,048,738	2,521,191

Cost and Expenses
Oil and gas lease expense	17,476	58,098	37,692	76,168
Mining lease expenses	254,231		361,853
Mining exploration expenses	153,587	765,556	2,244,210	804,177
Project geology, geophysics, land & administration	1,027,086	799,860	1,219,493	1,240,079
Depletion, depreciation and amortization	30,226	7,233	49,602	14,466
Interest	10,849	6,248	11,196	32,540
General administrative	1,070,855	438,324	2,217,483	1,038,912
Total Cost and Expenses	2,564,310	2,075,319	6,141,529	3,206,342

Net Income (Loss)	$(717,680)	$(940,409)	$(4,092,791)	$(685,151))
Basic & Diluted Earnings per Share	$(.03)	$(.05)	$(.18)	$(.03))
Weighted Average Number of Shares	22,459,552	20,213,460	22,291,457	20,156,543

The accompanying notes are an integral part of these consolidated financial statements.

19

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2005	2004

Cash Flows from Operating Activities
Net profit/(loss)	$(4,092,791)	$(685,151)
Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	49,602	14,466
Non-cash mining exploration expense	2,010,000	712,000
Changes in operating capital:
Prepaids-(increase) decrease	7,527	(56,000)
Deposits-(increase) decrease	(432,179)
Accounts receivable-(increase)decrease	51,839	(1,498)
Trade accounts payable-increase(decrease)	(456,179)	137,836
Accounts payable to joint venture
participants and related parties-increase(decrease)	(22,226)	9,468
Advances from joint venture
Participants-increase(decrease)	6,353,070	846,232

Net Cash Provided/(Used) by Operating Activities	3,468,663	977,353

Cash Flows Provided/(Used) by Investing Activities
Capital expenditures	(4,534,644)	(31,954)

Cash Flows from Financing Activities
Principal payments on long-term debt	(12,031)	(7,326)
Issuance of long-term debt	1,760,987
Proceeds from issuance of common stock	2,179,914	4,750

Net Cash Provided/(Used) by Financing Activities	3,928,870	(2,576)

Net Increase in Cash and Cash Equivalents	2,862,889	942,823
Cash and Cash Equivalents at Beginning of Period	11,812,920	6,006,975

Cash and Cash Equivalents at End of Period	$14,675,809	$6,949,798
Supplemental Information:
Cash paid for interest	$11,196	$32,540
Cash paid for taxes	$17,865	$5,169
Non-cash investing activity:
Common stock in exchange for prospect acquisition	$2,464,000

The accompanying notes are an integral part of these consolidated financial statements.

19

TRI-VALLEY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
June 30, 2005 AND 2004
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Description of Business
Tri-Valley Corporation (“Tri-Valley”), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and precious metals properties and interests. Tri-Valley has four wholly owned subsidiaries. Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities, and derives the majority of its revenue from sale of oil and gas properties. Select Resources Corporation, Inc. (“Select Resources”), was formed in 2004 to operate Tri-Valley’s mining operations. In December 2004, Select Resources entered an agreement to form Alpha Minerals & Chemicals, LLC, which has been renamed Tri-Western Resources, LLC (“Tri-Western”), a limited liability company in which Select Resources holds a 50% interest. Neither Select Resources nor Tri-Western engaged in material transactions during 2004. Starting in 2005, Select Resources, through Tri-Western, started engaging in mining and exploration activities which have been consolidated in the accompanying financial statements. In May 2005, Tri-Valley acquired Pleasant Valley Energy Corporation, which owns undeveloped oil and gas properties. The fourth subsidiary, Tri-Valley Power Corporation, is not an operating entity.

Basis of Presentation
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six-month period ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles in the United States of America; and, therefore, should be read in conjunction with Tri-Valley’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on April 29, 2005, for the year ended December 31, 2004.

Principles of Consolidation
The accompanying financial statements are consolidated and include the financial statements of the Tri-Valley’s and its majority-owned subsidiaries, and those of Tri-Western’s. Tri-Valley applied FASB Interpretation (FIN) No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51,” in assessing consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - RESTATEMENTS OF PRIOR FINANCIAL INFORMATION

2004 Restatement
Amendment No. 2 on Form 10-K/A of Tri-Valley’s annual report on Form 10-K for the year ended December 31, 2004 includes restated financial information for the years ended December 31, 2004 and 2003. The original Form 10-K was filed with the Securities and Exchange Commission on March 31, 2005. The purpose of the Amendment is to restate Tri-Valley’s previously reported general and administrative expense to adjust downward compensation expenses due to use of an incorrect stock price in calculating the cost of issuing stock to directors as compensation.

The following sets forth the significant effects of the aforementioned restatements to Tri-Valley’s consolidated financial statements for the fiscal year ended December 31, 2004:

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

We expect to adopt Statement 123R for the first quarter of 2006. Statement 123R permits public companies to adopt its requirements using a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date. We plan to adopt Statement 123R using the modified-prospective method.

As permitted by Statement 123, Tri-Valley currently accounts for share-based payments to employees using Opinion 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The adoption of Statement 123R’s fair-value method will impact Tri-Valley’s results of operations, although the impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the new standard under these new rules for Tri-Valley’s consolidated financial statements is January 1, 2006. Adoption of this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock option plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice.

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS (continued)

SFAS No. 154, “Accounting Changes and Error Corrections Replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provision, those provisions should be followed.

Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

The correction of an error in previously issued financial statements is not an accounting change. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by this Statement.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143," (FIN 47) which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. Tri-Valley is required to adopt FIN 47 no later than December 31, 2005. Tri-Valley does not expect the adoption of FIN 47 to have a material impact on its consolidated results of operations and financial condition.

NOTE 5 - NOTE PAYABLE

Note on purchase of mill site is $1.7 million to mature on May 15, 2015, with an interest rate of 6.789%.

NOTE 6 - SHAREHOLDERS’ EQUITY

In May 2005, the Company issued 200,000 shares of common stock to the sole stockholder of Pleasant Valley Energy Corporation in a merger of Pleasant Valley Energy into a new subsidiary of Tri-Valley. The total amounted to $2,464,000. The Company issued 5,000 shares of restricted common stock to its president and chief executive officer, F. Lynn Blystone, for services pursuant to his employment agreement. Two employees exercised employee stock options issued in previous years to purchase 8,250 shares of common stock totaling $4,125. Stock issuance costs totaled $138,667 for the quarter ended June 30, 2005.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notice Regarding Forward-Looking Statements
This report contains forward-looking statements. The words, "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee," and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of Tri-Valley’s business, lending activities, relationship with customers, and development in the oil and gas industry. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

Overview

Petroleum Activities

In the second quarter Tri-Valley Oil & Gas Co. (TVOG) drilled the Sunridge Oil Prospect. After analyzing the results we determined that the first target zone could not be produced in commercial quantities. We are evaluating the drilling results to determine whether or not we will attempt to complete the well in another zone.

In June TVOG began drilling the Midland Trail Prospect in Nevada. The well reached total depth July 19th and the test results are being analyzed to determine which formations may have the ability to produce economically. We anticipate having the results within a few weeks.

In May, Tri-Valley acquired Pleasant Valley Energy Corporation, a recently formed corporation which owns proved undeveloped reserves in California, in exchange for 200,000 restricted shares of Tri-Valley common stock. Tri-Valley also paid $500,000 cash to acquire a net profits interest in certain oil and gas properties, in connection with the acquisition. Tri-Valley has agreed to invest at least $5 million over the next two years in oil and gas operations on the property assigned to Pleasant Valley by its former owner, who retained a overriding royalty interest in those properties. We expect that funds for this development effort would come from investments by Tri-Valley or our venture partners. We are currently making our development plans for this property. The Pleasant Valley acquisition is more fully described in our reports on Form 8-K and 8-K/A filed with the SEC on May 12 and July 21, 2005.

In the second quarter, TVOG hydraulically fractured the first 1,000 feet of a 3,000 foot horizontal bore in its Sunrise-Mayel well, which had been redrilled in the first quarter of 2005. We are still evaluating the results of that operation. We have determined to frac the second 1,000 feet with a different mix and have begun designing the program for that endeavor. We have also evaluated the results of a deep fracture of the Vedder sand in the EKHO well in the first quarter. While the frac operation exceeded our expectations the formation has yet to yield a commercial flow rate. It has been decided to suspend work on the Vedder section in favor of fracing the 500 foot thick Santos Shale just above the Vedder between 17,500 and 18,000 feet. The Vedder may be revisited at a later date.

Mining Activities

In December 2004, we formed a new wholly owned subsidiary, Select Resources Corporation, Inc., to house and operate our precious metals and industrial minerals operations.

Precious Metals

Property visits were made by Dr. Odin Christensen, technical team leader for Select Resources Corporation, to both Richardson and Shorty Creek claim blocks in Alaska and the Typhoon claims in Canadian Yukon. On one string of visits, he was accompanied by Dr. Harold J. Noyes, Select president. Drill core samples from previous activity was reviewed and an expanded soil grid program was laid out for both Richardson and Shorty Creek properties in the third quarter. Negotiations are underway for a close spacing airborne geophysical survey to identify additional drill targets. A soil grid program is underway at Typhoon.

Select Resources continues to consider acquiring additional precious metal properties.

Industrial Minerals

Select Resources entered an agreement with Trans Western Materials to form Tri-Western to operate industrial minerals mining and processing operations. The first joint venture project is the re-opening of the Monarch Mine in eastern Kern County, California, to supply central and southern California customers with calcium carbonate and basalt. In the second quarter, Select Resources completed the purchase of a 117,000 square foot warehouse and office on 10 acres of land in east Bakersfield for lease to Tri-Western for its use as a milling plant, warehouse and office. Select Resources borrowed about $1.7 million secured by the acquired property, in connection with the acquisition, which Tri-Valley has guaranteed as part of our joint venture agreement with Trans Western Materials. Other start-up costs for Select Resources and Tri-Western in the second quarter of 2005 have totaled $740,000 addition to the property loan.

Tri-Western anticipates that it will begin to sell products from its basalt deposit in eastern Kern County towards the end of August 2005, and from its Monarch calcium carbonate deposit by late October. We believe the plant will increase its production capacity significantly by the end of October.

Results of Operations

For the quarter ended June 30, 2005, revenue was $711,720 greater than the same period in 2004, though revenue for the first six months of 2005 was $472,453 less than the first half of 2004.

For the past three fiscal years, our largest source of revenue has been sale of oil and gas prospects to joint ventures. We record revenue from the sale of oil and gas prospects when we complete drilling wells that have been sold to venture partners, including the OPUS I drilling partnership sponsored by Tri-Valley. In the first quarter of 2005 we recorded no income from completed sales of oil and gas prospects. In the second quarter we drilled one prospect and recorded income from sales of oil and gas projects that was $695,500 greater than the second quarter of 2004, though total income from prospect sales remained behind 2004 year-to-date sales by nearly $450,000. We believe that revenue from drilling activities during the second half of 2005 will bring total 2005 revenue from sale of oil and gas prospects near to or above 2004 full year levels, but our drilling activities are affected by factors beyond our control, such as availability of drilling equipment and delays in the regulatory permitting process to drill new wells. In 2004, unavailability of drilling equipment held our drilling levels below what we could otherwise have accomplished. Unavailability of drilling equipment continues to create problems and delays in beginning projects in northern California and may curtail our drilling activity for the rest of 2005 below the level that we otherwise could comfortably manage and afford.

Our oil and gas production has been lower in 2005 than in 2004, mainly because two wells that were producing during the first part of 2004 have been shut-in since late 2004 and have not produced in 2005. We are considering whether these wells can be reworked to restart production in commercial quantities. Higher gas prices kept our income from oil and gas production at approximately the same level in the second quarter of 2005 as it was in 2004, though total income from the sale of oil and gas in the first half of 2005 was down 22% from the first half of 2004.

We receive interest on cash advances and investments from joint venture partners and others, pending expenditure of funds received on oil and gas drilling and other activities. In the second quarter we continued to receive interest income substantially in excess of prior years ($36,383 for the quarter) because we continue to receive and hold substantial advances for oil and gas investment and other projects. We expect our interest income to remain at approximately these levels for the rest of 2005, though it will fall as we expend funds on drilling projects. Interest income is a relatively insignificant part of our total income. Timing of our expenditures on drilling depends on many factors that are outside of our control, including availability of drilling equipment.

Our costs and expenses rose approximately 24% in the second quarter over a year ago, and total costs for the first half of 2005 were nearly double total costs for the first half of 2004. The main reasons for the cost increase in the second quarter were higher oil and gas drilling project expenses ($1,027,086 in the second quarter of 2005 versus $799,860 in the second quarter of 2004) and greatly increased mining lease expense and administrative expenses generated by the start-up cost of our Select Resources mining operation.

Mining lease expenses in the second quarter of 2005 mainly consisted of expenses incurred in the operation of the mill. In the second quarter of 2004 we incurred no expenses for mining lease expenses because we performed no exploration work on our Alaska property, which was the only mining property we owned at the time. Mining lease expense will likely continue to increase in the rest of 2005 as mining operations at the Monarch Mine in California begin. In the second half of 2005 we should begin realizing revenue from these operations.

In the first half of 2005 we recorded non-cash expenses of $2.01 million from issuance of our unregistered stock to royalty owner to acquire their interest on our Richardson, Alaska properties. During the second quarter our mining exploration expenses of $153,587 consisted of geologic and engineering consulting fees for both our Alaska properties and Tri-Western’s Monarch Mine in California. These were lower than in the second quarter of 2004 when we also recorded exploration expenses to purchase additional interests in our Alaska properties. Because of the Alaska royalty purchase in the first quarter, total mining exploration expenses in 2005 have already exceeded total mining exploration expense for the full year in 2004, and Select Resources is continuing to look for additional properties to acquire. Funds to acquire additional properties would likely come from the proceeds of private equity investments in Tri-Valley by third party investors. We do not have a budget or target for a specified number or amount of mining property acquisitions in 2005 or future years and Tri-Valley is reviewing a variety of precious and base metal and industrial mineral submittals for additional opportunities.

Lease operating expenses continued to be lower in the second quarter because two previously producing wells remained shut-in and did not incur operating expenses in the second quarter. Operating expense is down 50% from 2004 levels and will likely be lower in the next two quarters as well. Lease operating expenses may increase again in 2006 if we are successful in bringing wells drilled in 2005 into production or in reworking the shut-in wells, but it is too early to predict whether this will occur.

Capital Resources and Liquidity

Our oil and gas activities are largely funded by selling interest in our private limited drilling partnership. We do not borrow to fund drilling activities. Our drilling activity relies on our ability to raise money through our drilling partnership.

Current assets were $15,054,507 at June 30, 2005 compared to $12,250,984 as of December 31, 2004. This increase is due to advances from joint venture partners and funds from private placement of our common stock. Property and equipment is $6,949,041 higher at March 31, 2005, than at December 31, 2004 due to the purchase of a mill site by Select Resources for $2,500,000, purchase of the Pleasant Valley Energy Corporation for $2,964,000, and the acquisition of equipment by SRC and Tri Western. Deposits increased $432,179 due to deposits on the equipment that is being acquired by SRC and Tri Western and from the purchase of two bonds required by governmental agencies in the amount of $122,431 for Tri Western.

Current liabilities are $5,922,266 more as of June 30, 2005 compared to December 31, 2004 due to increase in advances from joint venture participants related to the Opus drilling partnership $6,353,070, and a decrease in accounts payable from decreased activity $456,179. Long term liabilities increased $1,701,355 as Select Resources borrowed to purchase the mill site and property discussed under MD&A - Overview - Mining Activities.

Operating Activities

We had a positive cash flow of $5,932,663 for the six months ended June 30, 2005 compared to $977,353 for the same period in 2004. Our loss from operations was $4,092,791, which included non-cash expenses of $2.01 million in stock to reacquire mining royalties on our Richardson, Alaska, claim and $2.64 million in value of stock issued to acquire Pleasant Value Energy Corp. See MD&A - Overview, page 9. We experienced an increase in deposits of $432,179 for deposits on equipment for Select Resources as part of the start-up of industrial mining operations. Accounts payable decreased as we paid down receivables in connection with our drilling operations.

The largest component of positive cash flow was advances from joint venture participants of more than $6.3 million for future drilling operations. These do not contribute to operating revenues at the time received but are held in cash until expended in drilling and operations. We cannot predict the levels at which we will continue to receive funds for additional drilling.

Investing Activities

Cash used in investing activities was $6,998,644 for the first six months of 2005. The purchase of Pleasant Valley Energy used $2.964 million. The remainder was used for investment in plant acquisition for Select Resources and equipment forTri-Western.

Financing Activities

Net cash provided by financing activities was $3,928,870 for the first six months of 2005. Approximately $1.7 million of this amount consists of Select Resources long-term secured loan entered in connection with acquisition of its California mill site for the Monarch Mine. The remainder was provided by sales of common stock in individually negotiated private transactions, which will be used for property acquisitions and working capital.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures nor forward contracts in its cash management functions.

Item 4 - CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. These rules require that we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

Management, including our CEO and CFO, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

As described in our Form 10-K for the year ended December 31, 2004, management conducted an evaluation for the effectiveness of internal control as of December 31, 2004, and concluded that Tri-Valley’s internal control over financial reporting was not effective as of that date. As described below, we have instituted a remediation program to eliminate material weaknesses in our internal control over financial reporting which were identified in 2004. Our previous restatements of prior period financial statements have corrected all known data entry errors. In the first quarter of 2005 we hired additional accounting personnel and reassigned duties and authority to assure adequate separation of responsibilities relating to financial reporting and control activities. We worked on further documentation of the system in the second quarter. We expect to complete documenting the system and to test it during the third quarter of 2005.

Nevertheless, for the period ending June 30, 2005, our internal control improvements had not been fully implemented and had not been tested. As a result, management concluded that the effectiveness of its internal control over financial reporting during this period was not sufficiently adequate to rely solely upon them for our financial reporting. Instead, we relied on compensating controls and procedures to ensure the reliability of the disclosures made in this report. These consisted of consultation between management, the audit committee and outside auditors, including an independent accounting firm retained separately from our independent auditors to advise us specifically on disclosure control and internal control over financial reporting. Based on those consultations, management’s evaluation of the information gathered in preparation of this report, and the work done to improve internal control through the end of June, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005.

Changes In Internal Controls - 2nd Quarter Remediation

During the latter part of 2004 we discovered and corrected two entry errors in prior financial statements. We corrected those items and restated our financial statements accordingly. In reviewing our internal controls over financial reporting we identified what management believes were several material weaknesses. During the first quarter of 2005 we implemented a formal remediation program designed to correct identified and reported material weaknesses and deficiencies in a complete and expeditious manner with the objective of eliminating risks to financial reporting and strengthening internal controls.

During the second quarter we continued our remediation activities which include:

continuing our flow charting and narrative development of operational processes, financial reporting activities, remediation changes and other internal controls.

preparing a policy and procedures manual to further detail process and internal control specifics and will be monitored and updated as appropriate.

modifying the current accounting solution and organizational structure to strengthen internal control and mitigate potential risk to financial reporting.

We continue to work with an independent outside accounting firm, separate from our auditing firm, in implementing internal control assertion definitions along with review and periodic testing validation. Management is communicating with both the Audit Committee and the Board of Directors to provide scheduled remediation updates. Testing of the new procedures is now expected to begin during the third quarter of 2005.

PART II - OTHER INFORMATION

Item 6 - Exhibits

Item	Description
10.1
Purchase and Sale Agreement by and among Sealaska Corporation and Seacal, LLC, and Select Resources Corporation, Inc. (April 1, 2005), incorporated by reference to Exhibit 2.1 of Tri-Valley’s Form 8-K filed August 1, 2005

10.2	Articles of Merger between Coastal Oil Sands Co. and Pleasant Valley Energy Corporation, incorporated by reference to Exhibit 2.1 of Tri-Valley’s Form 8-K filed May 12, 2005
10.3

Restated Agreement and Plan of Merger Among Tri-Valley Corporation Coastal Oil Sands Co., Petrawest Ltd. And Pleasant Valley Energy Corporation, incorporated by reference to Exhibit 2.2 of Tri-Valley’s Form 8-K filed May 12, 2005

10.4

Amendment No. 1 to Restated Agreement and Plan of Merger Among Tri-Valley Corporation Coastal Oil Sands Co., Petrawest Ltd. And Pleasant Valley Energy Corporation, incorporated by reference to Exhibit 2.3 of Tri-Valley’s Form 8-K filed May 12, 2005

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	18 U.S.C. § 1350 Certification
32.2	18 U.S.C. § 1350 Certification

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-VALLEY CORPORATION

August 8, 2005	/s/ F. Lynn Blystone
F. Lynn Blystone
President and Chief Executive Officer

August 8, 2005	/s/ Thomas J. Cunningham
Thomas J. Cunningham
Secretary, Treasurer, Chief Financial Officer

19

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

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 8, 2005	/s/F. Lynn Blystone
F. Lynn Blystone, President and Chief Executive Officer

19

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

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 8, 2005	/s/Thomas J. Cunningham
Thomas J. Cunningham, Chief Financial Officer

19

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

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 8, 2005	/s/F. Lynn Blystone
F. Lynn Blystone, President and Chief Executive Officer

19

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

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 8, 2005	/s/Thomas J. Cunningham
Thomas J. Cunningham, Chief Financial Officer