Form 10-K/A
period 2004-12-31
TRI VALLEY CORP
filed 2005-08-22
CIK 22551

As filed with the Securities and Exchange Commission on August 22, 2005

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
Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirement for the past 90 days. Yes [x] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.         [x]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [ ]

As of June 30, 2005, 22,460,302 common shares were issued and outstanding.

The aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on August 3, 2005, was approximately $227,790,356.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

PART I
ITEM 1	Business	1
	Competition	1
	Governmental Regulation	1
	Environmental Regulation	2
	Employees	3
	Available Information	3
ITEM 2	Properties	3
	Oil and Gas Operations	4
	Mining Activity	6
ITEM 4	Submission of Matters To A Vote Of Security Holders	6

PART II
ITEM 5	Market Price Of The Registrant's Common Stock And Related Security Holder Matters	7
	Recent Sales of Unregistered Securities	7
ITEM 6	Selected Historical Financial Data	8
ITEM 7	Management's Discussion And Analysis Of Financial Condition	8
	Notice Regarding Forward-Looking Statements	8
	Overview	8
	Restatements	9
	Critical Accounting Policies	9
	Results of Operations	12
	Financial Condition	14
ITEM 8	Financial Statements	17
ITEM 9A	Controls and Procedures	50
	Evaluation of Disclosure Controls	50
	Management Report on Internal Control	50
	Report of Independent Registered Public Accounting Firm	51

PART III
ITEM 10	Directors and Executive Officers of the Registrant	53
ITEM 11	Executive Compensation	56
	Employment Agreement with Our President	56
	Compensation Committee Report	56
	Aggregated 2003 Option Exercises and Year-End Values	57
	Compensation of Directors	57
	Performance Graph	58
ITEM 12	Security Ownership of Certain Beneficial Owners and Management	58
ITEM 14	Principal Accountant Fees and Services	59
ITEM 15	Exhibits and Financial Statement Schedules	59

SIGNATURES		60

PART I

ITEM 1 Business

Tri-Valley Corporation, a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing prospective and producing petroleum, industrial minerals and precious metals properties and interests therein. Substantially all of our oil and gas reserves are located in northern California. In 2004, Tri-Valley had three wholly owned subsidiaries. Tri-Valley Oil & Gas Company, Select Resources Corporation Inc., and Tri-Valley Power Corporation.

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

Our estimated future net recoverable oil and gas reserves from proved developed properties as of December 31, 2004, December 31, 2003 and December 31, 2002 were as follows:

	BBL		MCF

December 31, 2004	Condensate	162	Natural Gas	742,401
December 31, 2003	Condensate	162	Natural Gas	1,251,548
December 31, 2002	Condensate	150	Natural Gas	1,492,245

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from our proved developed oil and gas reserves, discounted at 10%, was $1,958,238 at December 31, 2004, $2,270,632 at December 31, 2003, and $2,224,270 at December 31, 2002. We have no significant proved undeveloped reserves. The unaudited supplemental information attached to the consolidated financial statements provides more information on oil and gas reserves and estimated values.

The following table sets forth the net quantities of natural gas and crude oil that we produced during:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003	2002

Natural Gas (MCF)	126,942	162,314	232,578
Crude Oil (BBL)	22	25	29

The following table sets forth our average sales price and average production (lifting) cost per unit of oil and gas produced during:

	Year Ended December 31,
	2004		2003		2002

	Gas (Mcf)	Oil*	Gas (Mcf)	Oil*	Gas (Mcf)	Oil*
Sales Price	$5.66	$40.60	$5.07	$29.46	$3.07	$19.13

Production Costs	$1.14	0	$0.78	0	$0.98	0

Net Profit	$4.52	$40.60	$4.29	$29.46	$2.09	$19.13

*

The only oil produced in each year was condensate (oil related to natural gas that must be separated to produce the gas). The cost of separation is included in our gas production costs, and we do not separately determine the cost of producing oil condensate. Condensate forms an insignificant amount of our production revenue and costs

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

(2)	"Gross" acres represent the total acres in which we have a working interest; "net" acres represent the aggregate of the working interests which we own in the gross acres.

The following table sets forth the number of productive and dry exploratory and development wells which we drilled during:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2004	2003*	2002

Exploratory
Producing	-0-	-0-	-0-
Recompleting			1
Dry	1	2	2
Total	1	2	3

Development
Producing	-0-	-0-	-0-
Dry	-0-	-0-	-0-
Total	-0-	-0-	-0-

*

We drilled three wells in 2003, which were still being evaluated at December 31, 2003. In 2004 we determined to abandon two of those wells as dry holes. We have attempted to complete the third well drilled in 2003, and as of August 15, 2005, were still evaluating whether that well can be successfully completed as a commercial well and whether additional work is necessary.

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

ITEM 6 Selected Historical Financial Data

Year Ended December 31,
	2004	2003	2002	2001	2000
Income Statement Data:	(restated)	(restated)
Revenues	$ 4,498,670	$ 6,464,245	$ 6,284,908	$ 2,130,187	$ 2,197,369
Operating Income (Loss)	$(1,171,005)	$ 456,109	$ 769,130	$ (117,972)	$ (1,360,263)
Basic Earnings Per Share	$ (.06)	$ .02	$ .04	$ -	$ (0.07)

Balance Sheet Data:
Property and Equipment, net	$ 1,778,208	$ 1,543,121	$ 1,974,501	$ 2,010,457	$ 1,357,959
Total Assets	$ 14,473,326	$ 8,341,782	$ 4,634,874	$ 3,381,757	$ 4,053,257
Long Term Obligations	$ 6,799	$ 16,805	$ 26,791	$ 8,371	$ 12,038
Stockholder's Equity	$ 6,796,903	$ 1,851,783	$ 1,262,306	$ 353,776	$ 391,651

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

In 2002 we created a limited partnership called the OPUS-I. The purpose of this partnership is to raise one hundred million dollars by selling partnership interests. With the funds raised we will drill up to twenty-six exploratory wells, mostly in California, of which three are targeted for Nevada. We begin drilling for the OPUS I partnership as sufficient funds are invested to drill the next target. For the year ended December 31, 2004, we have raised $9,173,550 and spent $6,861,245 on evaluating previously drilled wells on the Oil Creek, Oil Lake and Elk Ridge prospects. We have determined to abandon these wells. Additionally, in 2004 we drilled one well on the Los Gatos prospect which was a dry hole and was abandoned.

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

Tri-Valley seeks to fund and drill enough exploratory wells for commercial discoveries to make up for the cost of the inevitable dry holes that we can expect in the exploration business. The Company believes our existing inventory of projects bears a high enough ratio of potentially successful to unsuccessful projects to deliver value to our drilling partners and our shareholders from successful wells, in excess of the total costs of all successful and unsuccessful projects. Our future results will depend on our success in finding new reserves and commercial production, and there can be no assurance what revenue we can ultimately expect from any new discoveries. Tri-

Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts for cash management functions.

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

Critical Accounting Policies

We prepare Consolidated Financial Statements for inclusion in this Report in accordance with accounting principles that are generally accepted in the United States ("GAAP"). Note 3 to our Consolidated Financial Statements (contained in Item 8 of this Annual Report) contains a comprehensive discussion of our significant accounting policies. Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and disclosures with the Audit Committee of our Board of Directors.

Successful Efforts Method Of Accounting

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

Use of Estimates

Preparation of our Consolidated Financial Statements under GAAP requires management to make estimates and assumptions that affect reported assets, liabilities, revenues, expenses, and some narrative disclosures. The estimates that are most critical to our Consolidated Financial Statements involve oil and gas reserves, recoverability and impairment of reserves, and useful lives of assets.

Oil and Gas Reserve Estimates. Estimates of our proved reserves included in this Report are prepared in accordance with GAAP and SEC guidelines and were based on evaluations audited by independent petroleum engineers with respect to our major properties. The accuracy of a reserve report estimate is a function of:

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

In 2004 and 2004, our proved, developed gas reserve estimates were revised downward by a total of approximately 490 million cubic feet. These downward revisions were the result of reducing the potential future recoverable reserves from a single well. Production data indicated that the initial reserve estimates would not be achievable, so reserve estimates were reduced accordingly.

It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2004 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we have based the estimated present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and cost may be materially higher or lower than the prices and costs as of the date of the estimate.

Estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which we record depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may market uneconomic to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of its oil and gas producing properties for impairment.

Impairment of Proved Oil and Gas Properties. We review our long-lived proved properties, consisting of oil and gas reserves, at least annually and record impairments to those properties, whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Proved oil and gas properties are reviewed for impairment by depletable field pool, which is the lowest level at which depletion of proved properties are calculated. Management assesses whether or not an impairment provision is necessary based upon its outlook of future commodity prices and net cash flows that may be generated by the properties. We determine that a property is impaired when prices being paid for oil or gas make it no longer profitable to drill on, or to continue production on, that property. Price increases over that past three years have reduced the instances where impairment of reserves appeared to be required, though we did record impairment expense of $112,395 in 2004 as a result of reducing potential future recoverable reserves from a single well.

Additional production data indicated the initial reserve estimates would not be achievable, so we reduced reserves accordingly. If petroleum prices, particularly natural gas prices, in Northern California, begin to fall in the future, more of our proved developed reserves could become impaired, which would reduce our estimates of future revenue, our proved reserve estimates and our profitability.

Asset Retirement Obligations. We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" effective January 1, 2003. Under this guidance, management is required to make judgments based on historical experience and future expectations regarding the future abandonment cost of its oil and gas properties and equipment as well as an estimate of thin e discount rate to be used in order to bring the estimated future cost to a present value. The discount rate is based on the risk free interest rate which is adjusted for our credit worthiness. The adjusted risk free rate is then applied to the estimated abandonment costs to arrive at the obligation existing at the end of the period under review. We review our estimate of the future obligation quarterly and accrue the estimated obligation based on the above.

Other Significant Accounting Policies

In addition to those significant accounting policies described in Note 3 to our Consolidated Financial Statements, we have adopted the following accounting policies which may require the use of estimates.

Deferred Tax Asset Valuation Allowances. We maintain a valuation allowance against our deferred tax assets, which result from net operating losses and statutory depletion carryforwards from prior years. We continually assess whether it is more likely than not that deferred tax assets can be realized prior to their expiration, but we currently have a valuation allowance of 100% of the value of the deferred tax assets. See Note 8 to our Consolidated Financial Statements.

Commitments and contingencies. We make judgments and estimates regarding possible liabilities for litigation and environmental remediation. We have no ongoing litigation. We routinely have clean-up and maintenance obligations in connection with oil and gas drilling and production activities, but we have never had a material environmental liability or claim. See Note 12 to our Consolidated Financial Statements.

Goodwill. We evaluate goodwill at least annually in December. At December 31, 2004, goodwill, which consists of purchased assets of our subsidiary, TVOG, constituted less than 2% of our total assets. See Note 3 - Goodwill - of our Consolidated Financial Statements.

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

Our proved hydrocarbon reserves were valued using a standardized measure of discounted future net cash flows of $1,958,238 at December 31, 2004, compared to $2,270,632 and $2,224,270 on December 31, 2003 and 2002, respectively, after taking into account a 10% discount rate and also taking into consideration the effect of income tax. This reduction was due primarily to the declines in production rates from our existing wells, which have not been supplemented with new discoveries. Estimates such as these are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company. This value does not appear on the balance sheet because accounting rules require discovered reserves to be carried on the balance sheet at the cost of obtaining them rather than the actual future net revenue from producing them. Tri-Valley typically has no discovery cost to put on the balance sheet as explained below.

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

The Company began the buyout of royalty and carried working interest burdens on its Richardson, Alaska gold exploration project in order to transfer the property into our new subsidiary, Select Resources Corporation, free of royalty burdens. Tri-Valley Corporation expects to record substantial non cash losses as a result of issuing stock for these interests which are non producing at this time and cannot be booked as assets equal to the value of the stock paid. The Company believes the ultimate return it can realize on the property unburdened by royalty and carried interests will handily exceed the upfront costs of the buyout.

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

Results of Operations

The Company lost $1,171,005 in 2004 compared to profits of $456,109 in 2003 and $769,130 in 2002. Total revenue was $1,965,575 lower in 2004 than in 2003.

Revenues

In 2004, 2003 and 2002, our largest source of revenue has been sale of oil and gas prospects to joint ventures. We record revenue from the sale of oil and gas prospects when we complete drilling wells that have been sold to venture partners, including the OPUS I drilling partnership sponsored by Tri-Valley. In 2004, our revenue from sale of oil and gas prospects fell to about $3.56 million, compared to $5.44 million in 2003 and $5.42 million in 2002. In 2004 we recorded prospect sales from drilling only one well, compared to revenues recorded from drilling three wells in 2003 and drilling two wells and recompleting one well in 2002. We expect that our 2005 from drilling activity and consequent income from sale of oil and gas prospects will equal or exceed 2004. However, we do not develop annual drilling budgets but drill according to availability of funds and equipment to drill prospects that we consider attractive.

Our drilling activities are also affected by factors beyond our control, such as availability of drilling equipment and delays in the regulatory permitting process to drill new wells. In 2004, unavailability of drilling equipment caused us to drill fewer wells than we had originally expected to drill that year. We expect to drill more wells as a smaller cost per well in 2005, but unavailability of drilling equipment continues to create delays in beginning project s in northern California and may curtail our drilling activity for the rest of 2005 below the level that we otherwise could comfortably manage and afford.

Our natural gas production continued to decline in 2004, with total gas production down 22% from 2003 and 45% from 2002 levels. However, because of continuing natural gas price increases our revenues from sales of oil and gas remained relatively stable, declining only 11% from 2003 and rising 6% from 2002 revenues. We have not added significant producing reserves for the past two years, and in addition to normal declines in production over time, two wells that produced in 2003 have been shut in since early 2004 and remain shut in as of the date of this amended report. We are considering whether these two wells can be reworked to restart production in commercial quantities. In the first half of 2005 production continued to decline by another 22% from production in the first half of 2004, and we expect that gas production for 2004 will continue to be below 2004 levels and that total revenues realized from that production will also be lower for 2005 than 2004, despite the continuing rise in gas prices. If gas prices were to once again fall, our revenues would, of course, fall even further. We cannot predict what our total production of oil and gas will be in 2005.

We also derive a small amount of revenue from interest income received on cash from equity investments and cash advanced from joint venture partners. Interest income rose by 33% in 2004 over 2003 as we increased the amount of cash held pending investment in oil and gas and other projects. Interest income has continued to rise in the first half of 2005 and will likely be higher in 2005 than 2004, though it may fall as we expend funds on drilling projects. Interest income is, however, a relatively insignificant part of our total revenues (about 1% in 2004).

Costs and Expenses

Because of our reduced drilling activity in 2004, our costs of sales of oil and gas prospects also fell. Our 2004 cost of sales of oil and gas prospects fell 45% from 2003 and 39% from 2002 expenditures. As with sales of oil and gas prospects, against which these costs of sales are incurred, we expect that cost of sales of oil and gas prospects will remain about the same in 2005 as 2004 or increase slightly, but our expenditures for these activities are subject to the same uncertainties as described above for revenue from sales of oil and gas prospects.

Likewise, oil and gas lease expense fell as our production activity fell in 2004, mainly due to having two shut in wells for much of 2004, for which we incurred fewer operating costs. We expect that oil and gas producing activities in 2005 will remain below 2004 as these wells continue to be shut in and, in the first half of 2005, we brought no new wells into production. Likewise, depreciation, depletion and amortization expense fell in 2004 compared to 2003 and 2002 due to lower production levels, but this is a minor component of our current operating costs.

We evaluate our oil and gas properties regularly for possible impairment. In 2004, we wrote down our proved reserves by $112,395 as a result of reducing the potential future recoverable reserves from a single well, based on our analysis of production data from that well. We recorded no impairment expense in 2003 and had a $45,143 write-down for impairment in 2002. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty

Our lower costs of oil and gas prospect sales and oil and gas production in 2004 were counterbalanced by rises in mining exploration costs and general and administrative expenses. We recorded just over $1 million for mining exploration in 2004, a rise of more than 180% from 2003 and 500% from 2002, because we recorded $804,000 in costs of issuance of our common stock to repurchase royalty interests that we had previously sold in our Richardson, Alaska gold claims. We repurchased these interests in order to make the claims more attractive for outside investors to either acquire the claims or to invest jointly with us in their development. During 2005, we are seeking outside investments to develop these claims, and in the first half of 2005 we recorded an additional $2.01 million in expense from issuance of restricted common stock issued to reacquire more royalty interests in the Richardson property. We expect that we may continue to incur costs to reacquire additional royalty interests as well as other precious metals interests in Alaska during 2005, but we do not have a budgeted or projected amount for these acquisitions.

General and administrative expenses rose by about $730,000 (53%) in 2004 over 2003, to about $2.10 million, compared to about $1.37 million in 2003 and $1.32 million in 2002. The increase resulted from small increases in several administrative areas, but chiefly were caused by increased legal costs associated with payment of a judgment and other costs of a lawsuit in 2004 (approximately $186,000), increased payroll and consulting costs for consultants and directors' fees (up $160,000) and more than $100,000 in direct costs associated with the acquisition of our industrial minerals interests late in the year. Travel and investor relation expense rose over $107,000 in 2004 over 2003. Insurance costs rose by about $48,000 and insurance costs rose by nearly $34,000, both of which costs we attribute to increased costs of compliance with the Sarbanes-Oxley Act and attendant increases in directors' officers' insurance. The costs associated with the judgment were a one-time expense, General and administrative expenses can be expected to continue to rise in 2005 because of costs associated with the start-up of Select Resources and beginning industrial mineral production, which we have not incurred in prior years. These costs include increased payroll, equipment acquisition and direct expenses to be incurred in mining, plus continued increases in accounting costs associated with compliance with the Sarbanes-Oxley Act.

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

The following schedule summarizes our known contractual cash obligations at December 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow in future periods. At December 31, 2004, our only long term obligation consisted of a small outstanding loan incurred for automobile loans.

	Total Obligations	2005	2006-2007	2008-2009	Beyond
Long-term debt	$16,784	$9,985	$6799

Operating Activities

Net cash provided by operating activities was $1,023,187 for the year-end December 31, 2004, compared to $3,548,941 for the same period in 2003. Our operating loss of $1.17 million included non-cash charges of $916,000, including $112,000 for impairment of oil and gas property and $804,000 for stock issued to acquire royalty interests in our Richardson, Alaska, gold claim. See, MD&A - Mining Activity, page 12. In addition, our accounts payable increased by $552,064 because at year end we had ongoing drilling and reworking projects which caused a temporary rise in payables. Accounts payable remained at their year end levels during the first quarter of 2005 and decreased during the second quarter as we completed and paid for the drilling and reworking projects on hand. We pay our bills as they come due and expect to continue to do so in the future. Rises in accounts payable such as occurred at 2004 year end are temporary and are nearly always attributable to then-current drilling and development activity.

Advances from joint venture participants are funds received from partners in the OPUS I drilling partnership and other, similar ventures. These funds rose at the end of 2004 by $1,196,430 over year end 2003 as we held funds received from participants for investment in future drilling. Advances from joint venture participants have continued to rise in 2005 but are expected to decrease as we apply those funds to drilling and development activities. We cannot predict with any certainty the timing of receipt of funds from joint venture participants for future activities. These advances do not contribute to operating income when received but are held until expended for drilling and development and then recorded as revenue from sales of oil and gas prospects.

Investing Activities

Cash used by investing activities in 2004 was $519,181 compared to cash provided of $402,164 for the same period in 2003. We used $$369,181 for capital expenditures, including $112,000 for oil and gas prospect acquisitions and $257,181 to purchase equipment for our new Tri-Western mining joint venture. We used $150,000 in 2004 for investment in start-up costs on Tri-Western. We did not realize any proceeds from sales of oil and gas leases to joint ventures in 2004, compared to sales of $401,164 to joint ventures in 2003. Through the first six months of 2005 we greatly increased our investing activities, spending $2.964 million to purchase an oil and gas subsidiary with prospective oil and gas properties and investing about $4 million in our Tri-Western joint venture. We expect that the Tri-Western venture will begin to produce revenue in the third quarter of 2005, but we may need to invest more cash in property and equipment for Tri-Western in the second half of 2005 to meet new demands for products by customers after that project starts to yield products and revenue.

Financing Activities

Cash provided by financing activities was $5,301,939 for the period ending December 31, 2004 compared to $119,576 for the same period in 2003. The financing activities consisted of sales of restricted common stock in private transactions and the exercise of stock options by directors. The proceeds of the stock sales are expected to be used for property acquisitions and working capital. The trend of increased equity investments in our restricted common stock continued in the first half of 2005. We do not have a target amount for raising additional equity in 2005 and cannot predict what our total stock sales may be. Any additional proceeds from equity sales will be added to working capital.

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

During 2005, we expect to expend approximately $2.5 million on drilling activities. In the first half of 2005, we spent approximately $1.2 million of this amount. Funds for these activities will be provided by sales of partnership interests in the Opus I drilling partnership. At June 30, 2005, we had more than enough funds on hand from prior sales of limited partnership units to fund the balance of our drilling activities for 2005. We have not yet planned our proposed prospect drilling and development activities for 2006. Our ability to complete our planned drilling activities in 2005 depends on some factors beyond our control, such as the availability of drilling rigs and equipment, which continue to be in short supply in northern California.

In 2005, we expect expenditures of approximately $3.8 million on mining activities, including mining lease and exploration expenses, in connection with beginning operation of the Monarch Mine in California. We had spent approximately $2.8 million on mining lease and exploration expense in the first half of the year and expect approximately another $1 million in expenses in the remainder of the year, after production at the Monarch Mine begins, to improve our production capacity. The source of these funds has been sales of restricted stock in late 2004 and the first half of 2005. We believe that proceeds from our prior stock sales are more than sufficient to fund our remaining mining activities as well as our operating capital needs for the balance of 2005. We expect that revenue from mining operations will begin to offset mine operating expenses beginning in the third quarter of 2005.

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

ITEM 8: FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
INDEX

Page(s)

Report of Independent Auditor	18

Consolidated Balance Sheets at December 31, 2004 and 2003	19

Consolidated Statements of Operations for the Years Ended
December 31, 2004, 2003 and 2002	21

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2004, 2003 and 2002	22

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2004, 2003 and 2002	23

Notes to Consolidated Financial Statements	25

Supplemental Information about Oil and Gas Producing
Activities (Unaudited)	43

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

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDER'S EQUITY
	December 31,

	___2004___	___2003__
	(restated)	(restated)
Current liabilities
Notes payable	$ 9,985	$ 9,985
Income taxes payable	-	39,000
Accounts payable and accrued expenses	1,237,848	685,784
Amounts payable to joint venture participants	100,115	91,275
Advances from joint venture participants, net	6,321,676	5,647,150

Total current liabilities	7,669,624	6,473,194

Non-Current Liabilities
Deferred tax Liability
Long-term portion of notes payable	6,799	16,805

Total non-current liabilities	-	16,805

Total liabilities	7,676,423	6,489,999

Stockholder's equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 21,836,052 and 20,097,627 issued and
outstanding at December 31, 2004, and 2003	21,836	20,115
Less: common stock in treasury, at cost,
100,025 shares at December 31, 2004 and 2003.	(13,370)	(13,370)
Subscription receivable	(750)	-
Capital in excess of par value	15,125,607	9,010,453
Accumulated deficit	(8,336,420)	(7,165,415)

Total stockholder's equity	6,796,903	1,851,783

Total liabilities and stockholder's equity	$ 14,473,326	$ 8,341,782

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
	(restated)	(restated)
Revenues
Sale of oil and gas	$ 799,474	$ 901,739	$ 752,971
Royalty income	674	529	351
Partnership income	30,000	30,000	18,299
Gain on sale of property		-	-
Interest income	45,990	34,479	19,534
Sale of oil and gas prospects	3,559,500	5,440,780	5,421,782
Other income	63,032	56,718	71,971

Total revenues	4,498,670	6,464,245	6,284,908

Costs and expenses
Mining exploration costs	1,029,898	366,039	169,111
Oil and gas leases	144,101	183,362	224,320
Cost of oil and gas prospects sold	2,224,793	4,014,889	3,648,089
General and administrative	2,103,457	1,373,058	1,316,893
Interest	33,332	2,572	1,838
Depreciation, depletion and amortization	21,699	29,216	34,384
Well write-off		-	-
Impairment of acquisition costs	112,395	-	45,143

Total costs and expenses	5,669,675	5,969,136	5,439,778

Net income (loss) before income taxes	(1,171,005)	495,109	845,130

Tax provision	-	39,000	76,000

Net income (loss)	$ (1,171,005)	$ 456,109	$ 769,130

Basic and diluted earnings (loss) per common share
and common equivalent share	$ (0.06)	$ 0.02	$ 0.04

Weighted average number of shares outstanding	20,507,342	19,801,785	19,702,054

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Total			Capital in	Common
	Common	Treasury		Excess of	Stock	Accumulated	Treasury	Stockholder's
	Shares	Shares	Par Value	Par Value	Receivable	Deficit	Stock	Equity

Balance at December 31, 2002	19,726,348	100,025	$ 19,726	$ 8,879,724	$ (2,250)	$(7,621,524)	$(13,370)	$1,262,306

Issuance of common stock	371,279	-	389	1,442,439	-	-	-	1,442,828
Stock issuance cost	-	-	-	(1,311,710)	-	-	-	(1,311,710)
Common stock receivable	-	-	-	-	2,250	-	-	2,250
Net income, as restated	-	-	-	-	-	456,109	-	456,109

Balance at December 31, 2003, as restated	20,097,627	100,025	20,115	9,010,453	-	(7,165,415)	(13,370)	1,851,783

Issuance of common stock	1,738,425	-	1,721	6,761,354	-	-	-	6,763,075
Stock issuance cost	-	-	-	(646,200)	-	-	-	(646,200)
Common stock receivable	-	-	-	-	(750)	-	-	(750)
Net loss	-	-	-	-	-	(1,171,005)	-	(1,171,005)

Balance at December 31, 2004,
As restated	21,836,052	100,025	$ 21,836	$ 15,125,607	$ (750)	$ (8,336,420)	$ (13,370)	$ 6,796,903

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

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(restated)	(restated)

Net Increase (Decrease) in Cash and Cash Equivalents	$ 5,805,945	$ 4,070,681	$ 1,024,381

Cash at Beginning of Year	6,006,975	1,936,294	911,913

Cash at End of Year	$11,812,920	$ 6,006,975	$ 1,936,294

Interest paid	$ 33,332	$ 2,572	$ 1,838

Income taxes paid	$ -	$ 40,000	$ 800

SUPPLEMENTAL NON-CASH ACTIVITIES:

Services paid with common stocks	$ 92,200	$ 23,247	$ -

Stock issued to exchange mining claims	$ 712,000	$ -	$ -

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

Goodwill

The consolidated financial statements include the net assets purchased of Tri-Valley Corporation's wholly owned oil and gas subsidiary, TVOG. Net assets are carried at their fair market value at the acquisition date. On January 1, 2002, Tri-Valley Corporation adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is a non-amortizable asset, and is subject to a periodic review for impairment. Prior to the implementation of SFAS 142, the Company had goodwill of $433,853 that was being amortized. The carrying amount of goodwill is evaluated annually in December of each year. Factors used in the evaluation include the Company's ability to raise capital as a public company and anticipated cash flows from operating and non-operating mineral properties. Based on management's evaluation, no impairment has been applied to the carrying amount of goodwill for the years ended December 31, 2002, 2003, and 2004.

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

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation Plans (continued)

		December 31,	December 31,	December 31,
		2004	2003	2002
		(restated)	(restated)

Net Income	As reported	$ (1,171,005)	$ 496,109	$ 769,130
	Pro forma	(1,171,005)	399,009	769,130

Earnings per share	As reported	(0.06)	0.02	0.04
	Pro forma	(0.06)	0.01	0.04

Diluted earnings per share	As reported	(0.06)	0.02	0.04
	Pro forma	(0.06)	0.01	0.03

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

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 4 - PROPERTY AND EQUIPMENT (Continued)

	December 31
	2004	2003

Other property and equipment
Land	12,281	12,281
Building	50,395	50,395
Transmission tower	45,000	45,000
Office equipment, vehicle, and leasehold improvements	345,586	218,514
	453,262	326,190
Accumulated depreciation	(188,103)	(183,504)
Total other property and equipment, net	265,159	142,686

Property and equipment, net	$ 1,778,208	$ 1,543,121

NOTE 5 - NOTES PAYABLE

	December 31,
	2004	2003

Note payable to Union Bank dated July 29,2002;
secured by a vehicle; interest at 8.3%; payable
in 60 monthly installments of $602.	$ 12,452	$ 22,437

Note payable to Union Bank, dated January
15, 2000; secured by a vehicle; interest at 8.5%;
Payable in 60 monthly installments of $380.	4,332	4,353

	16,784	26,790
Less current portion	9,985	9,985

Long-term portion of notes payable	$ 6,799	$ 16,805

Maturities of long-term debt for the years subsequent to December 31, 2004 are as follows:

2005	$ 9,985
2006	2,721
2007	4,078

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

A summary of the status of the Company's fixed stock option plan as of December 31, 2004, 2003 and 2002 and changes during the years ending on those dates is presented below:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Fixed Options
Outstanding at beginning of year	3,018,600	$ 1.27	2,960,500	$ 1.25	3,229,000	$ 1.26
Granted	-	-	100,000	$ 1.33	-	$ -
Exercised	(465,000)	$ 1.20	(41,900)	$ 0.50	(20,500)	$ 0.50
Cancelled	-	$ -	-	$ -	(248,000)	$ 1.36

Outstanding at end of year	2,553,600	$ 1.28	3,018,600	$ 1.27	2,960,500	$ 1.25

Options exercisable at year-end	2,553,600		3,018,600		2,960,500

	n/a		$ 0.96		n/a
Available for issuance	390,000

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

Partnerships

Tri-Valley sells oil and gas prospects to partnerships that are sponsored by Tri-Valley and sold to private investors for the purpose of oil and gas drilling and development. The Company accounts for these partnerships on the prorate combination method. Sales of oil and gas prospects to the Opus I and Martins-Severin partnerships for the fiscal year ended December 31, 2004, 2003 and 2002 are as follows:

	December 31,
	2004	2003	2002

Sale of oil and gas prospects	$ 3,559,500	$ 5,440,780	$ 4,421,782
Cost of oil and gas prospects sold	2,224,793	4,014,889	3,648,089
Advances from joint venture participants, net	6,321,676	5,647,150	5,617,333

Oil and gas income from the Tri-Valley Oil & Gas Exploration Programs 1971-1 for fiscal 2004, 2003 and 2002 follows:

	December 31,
	2004	2003	2002

Partnership income, net of expenses	$ 30,000	$ 30,000	$ 18,299

NOTE 7 - EARNINGS PER SHARE

Year	Full Year Basic Earnings (Loss) Per Share	Weighted-Average Shares Outstanding	Diluted Earnings (Loss) Per Share	Diluted Earnings Weighted-Average Share Outstanding Plus Common Stock Equivalents	Common Stock Equivalents Excluded from Diluted Earnings Per Share
2004	$ (0.06)	20,507,342	$ (0.06)	2,553,600	$ -
2003	0.02	19,801,785	0.02	3,018,600	-
2002	0.04	19,702,054	0.03	2,698,500	960,000

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

The Company's operations are classified into three principal industry segments. Following is a summary of segmented information for 2004, 2003, and 2002:

	Oil and Gas	Precious	Drilling and
	Production	Metals	Development	Total
Year ended December 31, 2004

Revenues from external customers	$ 830,148	$ -	$ 3,559,500	$ 4,389,648

Interest revenue	$ 45,990	$ -	$ -	$ 45,990

Interest expense	$ 33,332	$ -	$ -	$ 33,332

Expenditures for segment assets	$ 369,181	$ -	$ -	$ 369,181

Depreciation, depletion, and amortization	$ 21,699	$ -	$ -	$ 21,699

Total assets	$ 14,473,326	$ -	$ -	$ 14,473,326

Estimated income tax benefit(expense)	$ 160,000	$ 412,000	$ (62,000)	$ 512,000

Net income (loss)	$ (400,046)	$ (1,029,898)	$ 258,939	$ (1,171,005)

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

Supplemental Information (unaudited)
Page Three

Changes In Estimated Reserve Quantities

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2004, 2003, and 2002, and changes in such quantities during each of the years then ended, were as follows:

	December 31, 2004		December 31, 2003		December 31, 2002
			(restated)
	Oil	Gas	Oil	Gas	Oil	Gas
	(BBL)	(MCF)	(BBL)	(MCF)	(BBL)	(MCF)

Proved developed and undeveloped reserves:
Beginning of year	162	1,251,548	150	1,492,245	164	1,684,757
Revisions of previous estimates	-	(374,408)	37	(115,365)	15	40,066
Net reserve additions	-	-	-	36,982	-	-
Production	-	(134,739)	(25)	(162,314)	(29)	(232,578)

End of year	162	742,401	162	1,251,548	150	1,492,245

Proved developed reserves:
Beginning of year	162	1,251,548	150	1,492,245	164	1,684,757

End of year	162	742,401	162	1,251,548	150	1,492,245

Standardized Measure Of Discounted Future Net Cash Flows Relating To Proved Oil And Gas Reserves
A standardized measure of discounted future net cash flows is presented below for the year ended December 31, 2004, 2003, and 2002.

The future net cash inflows are developed as follows:

(1)	Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
(2)	The estimated future production of proved reserves is priced on the basis of year-end prices.
(3)	The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year end cost estimates.

Supplemental Information (unaudited)
Page Four

Standardized Measure Of Discounted Future Net Cash Flows Relating To Proved Oil And Gas Reserves (Continued)

(4)	The resulting future net revenue streams are reduced to present value amounts by applying a ten percent discount.

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

53
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

C. Chase Hoffman
Harold J. Noyes
Members of the Compensation Committee

Aggregated 2004 Option Exercises and Year-End Values

The following table summarizes the number and value of all unexercised stock options held by the Named Officer and the Directors at the end of 2004.

( a )	(b)	(c)	(d)	(e)
			Number of Securities	Value of Unexercised In-
			Underlying Unexercised	The-Money Options/SARs
			Options/SARs at FY-End (#)	at FY-End ($)*
	Shares
	Acquired	Value
Name	On Exercise (#)	Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
F. Lynn Blystone	17,000	$41,970	857,600/0	$9,414,148/0

C. Chase Hoffman	200,000	$1,049,000

Loren J.Miller	220,000	$1,324,500	50,000	$490,000

*Based on a fair market value of $12.23 per share, which was the closing price of the Company's Common Stock on the American Stock Exchange on December 31, 2004.

No additional stock options were granted in 2004.

Compensation of Directors

The Company compensates non-employee directors for their service on the board of directors.

The following table sets forth information regarding the cash compensation paid to outside directors in 2004.

(a)	(b)	(c)
Name	Fees	Restricted Shares

Harry J. Noyes	$5,650	4,000

Milton Carlson	$6,600	4,000

(a)	(b)	(c)
Name	Fees	Restricted Shares

Dennis P. Lockhart	$6,350	4,000

Loren J. Miller	$7,000	4,000

C. Chase Hoffman	$6,050	4,000

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

ITEM 14 Principal Accountant Fees and Services

	2004	2003
Audit Fees	$71,955	$51,855
Audit-Related Fees	10,464	6,474
Tax Fees	11,725	20,096
All Other Fees	17,882	5,375

Tri-Valley's audit committee charter provides that the audit committee is responsible for determining the independence of the company's outside auditor and must approve in advance, all audit and non-audit services provided by the outside auditor. All services listed as "Other Fees" in the foregoing table, consisting of advice on compliance with SEC reporting requirements and review of management's report on internal control over financial reporting were approved by the audit committee in advance.

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
59

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

August 22, 2005	/s/ F. Lynn Blystone
F. Lynn Blystone
President, Chief Executive Officer and Director

August 22, 2005	/s/ Thomas J. Cunningham
Thomas J. Cunningham
Secretary, Treasurer, Chief Financial Officer

