Form 10-Q/A
period 2005-03-31
TRI VALLEY CORP
filed 2005-08-22
CIK 22551

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of Registrant's common stock outstanding at March 31, 2005, was 22,247,052.

TRI-VALLEY CORPORATION

INDEX

PART I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2005	Dec. 31, 2004
	(Unaudited)	(Audited)

Current Assets
Cash	$ 15,375,883	$ 11,812,920
Accounts receivable, trade	413,211	192,008
Advance receivable	-	150,000
Note receivable	1,100,000
Prepaid expenses	86,029	96,056

Total Current Assets	16,975,123	12,250,984

Property and Equipment, Net	2,665,665	1,778,208

Other Assets
Deposits	457,566	200,407
Investments in partnerships	17,400	17,400
Other	13,913	13,913
Goodwill (net of accumulated amortization of $221,439 at December 31, 2003)	212,414	212,414

Total Other Assets	701,293	444,134

Total Assets	$ 20,342,081	$ 14,473,326

The accompanying notes are an integral part of these condensed financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY
	March 31, 2005	Dec. 31, 2004
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Notes and contracts payable	$ 1,025	$ 9,985
Trade accounts payable & accrued expenses	1,248,414	1,237,848
Accounts payable to joint venture participants	158,838	100,115
Advances from joint venture participants	12,373,861	6,321,676

Total Current Liabilities	13,782,138	7,669,624

Long-term Portion of Notes and Contracts Payable	13,800	6,799

Total liabilities	13,795,938	7,676,423

Commitments

Shareholders' Equity
Common stock, $.001 par value: 100,000,000 shares authorized; 22,247,052 and 21,836,052 issued and outstanding at March 30, 2005 and Dec. 31, 2004, respectively	22,247	21,836
Less: Common stock in treasury, at cost, 100,025 shares	(13,370)	(13,370)
Subscription receivable	-	(750)
Capital in excess of par value	18,248,797	15,125,607
Accumulated deficit	(11,711,531)	(8,336,420)

Total Shareholders' Equity	6,546,143	6,796,903

Total Liabilities and Shareholders' Equity	$ 20,342,081	$ 14,473,326

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months
	Ended March 31
	2005	2004
Revenues
Sale of oil and gas	$ 169,126	$ 227,419
Other income	9,649	13,493
Sale of oil & gas prospects	-	1,145,000
Interest income	23,333	369
Total Revenues	202,108	1,386,281

Cost and Expenses
Oil and gas lease expense	20,215	18,070
Mining exploration expenses	2,198,246	38,621
Project geology, geophysics, land & administration	192,407	440,219
Depletion, depreciation and amortization	19,376	7,233
Interest	347	26,292
General administrative	1,146,628	600,588
Total Cost and Expenses	3,577,219	1,131,023

Net Income (Loss)	$(3,375,111)	$ 255,258
Basic & Diluted Earnings per Share	$ (.15)	$ .01
Weighted Average Number of Shares	22,123,363	20,099,627

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months
	Ended March 31,
	2005	2004

Cash Flows from Operating Activities
Net profit/(loss)	$ (3,375,111)	$ 255,258
Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	19,376	7,233
Non cash mining exploration expense	2,010,000	-
Changes in operating capital:
Prepaids-(increase)decrease	10,027	(56,000)
Deposits-(increase) decrease	(257,159)	-
Accounts receivable-(increase)decrease	(71,204)	37,255
Trade accounts payable-increase(decrease)	10,566	192,286
Accounts payable to joint venture
participants and related parties-increase(decrease)	58,723	(30,336)
Advances from joint venture
Participants-increase(decrease)	6,052,185	333,737

Net Cash Provided/(Used) by Operating Activities	4,457,403	739,433

Cash Flows Provided/ by (used in) Investing Activities
Note receivable	(1,100,000)	-
Capital expenditures	(906,832)	12,761

Net cash provided by (used in) Investing Activities	(2,006,832)	12,761

Cash Flows from Financing Activities
Principal payments on long-term debt	(1,958)	(12,411)
Proceeds from issuance of common stock	1,114,350	1,500

Net Cash Provided/(Used) by Financing Activities	1,112,392	(10,911)

Net Increase in Cash and Cash Equivalents	3,562,963	741,283
Cash and Cash Equivalents at Beginning of Period	11,812,920	6,006,975

Cash and Cash Equivalents at End of Period	$ 15,375,883	$ 6,748,258
Supplemental Information:
Cash paid for interest	$ 347	$ 26,292
Cash paid for taxes	$ -	$ 4,925

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
March 31, 2005 AND 2004
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Tri-Valley Corporation ("Tri-Valley"), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and precious metals properties and interests. Tri-Valley has three wholly owned subsidiaries. Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities, and derives the majority of its revenue from sale of oil and gas properties. Select Resources Corporation, Inc., was formed in 2004 to operate Tri-Valley's mining operations. In December 2004, Select Resources entered an agreement to form Alpha Minerals & Chemicals, LLC, which has been renamed Tri-Western Resources, LLC ("Tri-Western"), a limited liability company in which Select Resources holds a 50% interest. Neither Select Resources nor Tri-Western engaged in material transactions during 2004. Starting in 2005, Select Resources, through Tri-Western, started engaging in mining and exploration activities which have been consolidated in the accompanying financial statements. The third subsidiary, Tri-Valley Power Corporation, is not an operating entity.

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

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles in the United States of America; and, therefore, should be read in conjunction with our Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on August 22, 2005, for the year ended December 31, 2004.

Principles of Consolidation

The accompanying financial statements are consolidated and include the financial statements of Tri-Valley's and its majority-owned subsidiaries, and those of Tri-Western's. Tri-Valley applied FASB Interpretation (FIN) No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51," in assessing consolidation. All significant intercompany balances and transactions have been eliminated in consolidation.

NOTE 2 - RESTATEMENTS OF PRIOR FINANCIAL INFORMATION

2004 Restatement

Amendment No. 2 on Form 10-K/A of Tri-Valley's annual report on Form 10-K for the year ended December 31, 2004 includes restated financial information for the years ended December 31, 2004 and 2003. The original Form 10-K was filed with the Securities and Exchange Commission on March 31, 2005. The purpose of the Amendment is to restate Tri-Valley's previously reported general and administrative expense to adjust downward compensation expenses due to use of an incorrect stock price in calculating the cost of issuing stock to directors as compensation.

The following sets forth the significant effects of the aforementioned restatements to Tri-Valley's consolidated financial statements for the fiscal year ended December 31, 2004:

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

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" (Statement 123R), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Statement 123R requires a public company to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award, which is typically the vesting period. Statement 123R eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued.

Tri-Valley expects to adopt Statement 123R to be effective in 2006 using the "modified prospective" method permitted by the Statement. The modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

Prior to adoption of Statement 123R, Tri-Valley accounts for share-based payments to employees under Statement 123 using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The adoption of Statement 123R's fair-value method will impact Tri-Valley's results of operations, although the impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS 123R. The effective date of the new standard under these new rules for Tri-Valley's consolidated financial statements is January 1, 2006. Adoption of this statement will have a significant impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock option plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice.

 In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" (SFAS 153). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. We believe that the adoption of SFAS 153 will not have a material impact on our consolidated statement of income or financial condition.

The FASB issued an Exposure Draft, "Qualifying Special-Purpose Entities and Isolation of Transferred Assets-an amendment of FASB Statement No. 140." This proposal would, among other things, change the requirements that an entity must meet to be considered a QSPE. The FASB has announced that it expects to issue in the third calendar quarter of 2005 a revised exposure draft that would include all of the proposed amendments to FASB Statement No. 140.  We are monitoring the status of this exposure draft to assess its impact on our consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143," (FIN 47) which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We are required to adopt FIN 47 no later than December 31, 2005. We do not expect the adoption of FIN 47 to have a material impact on our consolidated results of operations and financial condition.

NOTE 5 - SHORT-TERM NOTE RECEIVABLE

In the quarter ended March 31, 2005 Tri-Valley had a note receivable of $1,100,000 from an individual in relation to an anticipated mill site purchase. The purchase/sale transaction was in escrow as of March 31, 2005, and the repayment of the note will be applied to the mill site purchase price.

NOTE 6 - CHANGES IN SECURITIES

In January 2005 we issued 200,000 shares of common stock in exchange for mining and exploration rights. The value of the common stock on the date of issuance was $2,010,000. We issued 160,000 shares of common stock for $1,165,000 in a private placement. Three employees exercised employee stock option issued in previous year to purchase 51,000 shares of common stock totaling $122,000. Stock issuance costs totaled to $173,400 for the quarter ended March 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Review

Notice Regarding Forward-Looking Statements

This report contains forward-looking statements. The words, "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee," and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of Tri-Valley's business, lending activities, relationship with customers, and development in the oil and gas industry. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated.

Petroleum Activities

In the first quarter of 2005 TVOG performed a horizontal re-drill of the Sunrise-Mayel. TVOG ran casing and hydraulically fractured the well in the third week of May. We are still evaluating the results of that operation. We have determined to frac the second 1,000 feet with a different mix and have begun designing the program for that endeavor.

In February 2005, TVOG successfully fractured the Vedder Sand in the Ekho #1 deep well. This is the deepest well ever fractured on the west coast. While the frac operation exceeded our expectations the formation has yet to yield a commercial flow rate. In the second quarter we decided to suspend work on the Vedder section in favor of fracing the formation just above the Vedder between 17,500 and 18.000 feet. The Vedder may be revisited at a later date.

After the end of the first quarter, TVOG began operations on or completed the following projects.
-

TVOG drilled the Sunridge Oil Prospect in April. After analyzing the results, we determined that the first target zone could not be produced in commercial quantities. We are evaluating the drilling results to determine whether or not we will attempt to complete the well in another zone.

-

In June TVOG began drilling the Midland Trail Prospect in Nevada. The well reached total depth July 19th. and the test results are being analyzed to determine which formations may have the ability to produce economically.

-

In May we completed the acquisition of Pleasant Valley Energy Corporation, a private holder of leases estimated to contain undeveloped reserves. The acquisition and Pleasant Valley is described in our report on Form 8-K dated May 6, 2005, as amended on July 18, 2005, to include an audited balance sheet for Pleasant Valley and unaudited pro forma financial information for the combined companies.

Mining Activities

In December 2004, Tri-Valley Corporation formed a new wholly owned subsidiary, Select Resources Corporation, Inc., to house and operate our precious metals operations. Initially Select Resources will manage the Richardson, Alaska, 42 square mile gold mining claims. Select Resources has acquired an additional 5,300 acres of State of Alaska mining claims in the vicinity of its 4,800 acre Shorty Creek, Alaska claim block. This is located about 60 miles northwest of Fairbanks, Alaska. The Shorty Creek claims lie in the Livengood Mining District, which has produced over 600,000 ounces of gold from placer gold deposits in the district.

Tri-Valley Corporation has bought out the majority of royalty interests in the Richardson claim block and expects to complete the remaining buyouts by the end of the third quarter of 2005.

Select Resources has signed its first major deal which is an industrial minerals joint venture with Tri-Western Materials LLC of San Diego, California. This new venture is named Tri-Western Resources, LLC. It is in the process of assembling mining and milling equipment. We had originally expected to be in production by the end of the second quarter, but as of the filing of this amended Form 10-Q/A it appears that production will begin during the third quarter. Select Resources had funded approximately $1,250,000 to the Tri-Western venture by the end of the first quarter.

Select Resources is in the process of acquiring a 10 acre industrial site with a rail spur and 117,000 square feet of plant, warehouse and office space to house its industrial mineral joint venture operations. Select Resources committed to spend up to $2,500,000 to complete this acquisition. When the purchase was completed in the second quarter, Select Resources paid $2,964,000 to complete the purchase.

Results of Operations

For the quarter ended March 31, 2005 revenue was $202,108, compared to $1,386,281 in the first quarter of 2004. We had an operating loss of about $3.357 million in the first quarter of 2004, compared to a profit of $255,000 in the first quarter of 2003.

For the past three fiscal years, our largest source of revenue has been sale of oil and gas prospects to joint ventures. We record revenue from the sale of oil and gas prospects when we complete drilling wells that have been sold to venture partners, including the OPUS I drilling partnership sponsored by Tri-Valley. In the first quarter of 2005 we conducted only limited redrilling and completion activities (see MD&A Business Review - Petroleum Activities, page 9) and completed no drilling projects, and therefore we recorded no income from sales of oil and gas prospects, compared to $1.145 million in the first quarter of 2004. This accounted for nearly all of our drop in revenue. We believe that revenue from drilling activities during the remaining three quarters of 2005 will bring total 2005 revenue from sale of oil and gas prospects near to or above 2004 full year levels, but our drilling activities are affected by factors beyond our control, such as availability of drilling equipment and delays in the regulatory permitting process to drill new wells. In 2004, unavailability of drilling equipment held our drilling levels below what we could otherwise have accomplished. Unavailability of drilling equipment continues to create problems and delays in beginning projects in northern California and may curtail our drilling activity for the rest of 2005 below the level that we otherwise could comfortably manage and afford.

In addition, revenue from oil and gas production fell by $58,293 to $169,126 in the first quarter of 2005. Our production was lower because two wells that were producing during the first quarter of 2004 were shut-in during the first quarter of 2005. We are considering whether these wells can be reworked to restart production in commercial quantities.

Costs and expenses were approximately $2.5 million (220%) greater in the first quarter of 2005 than in the same period in 2004. We spent $2,198,246 million on mining exploration in the first quarter of 2005, of which $2,010,000 consisted of issuance of restricted common stock to reacquire royalty interests in our existing gold mining claim near Richardson, Alaska. The remaining $188,246 was spent on geologic and engineering consulting fees. In addition, approximately $662,626 of our first quarter general and administrative expenses were spent on continuing start-up costs for Select Resources. We will likely spend significant additional funds for mining and exploration expenses during the remainder of the year to begin mining operations at our industrial minerals site in California.

We recorded $192,407 in project expenses for reworking activities (a decrease of 56% from the first quarter of 2004), against which we recorded no revenue. We will recognize revenue in the second quarter of 2005 as a result of completion of the reworking activities we conducted in the first quarter. General and administrative costs increased by $546,040 due to consulting expenses and other activity related to the formation of Select Resources and its participation in Tri-Western. Lease operating expense remained about the same in the first quarter of 2005 as in 2004 despite a 25% drop in oil and gas production income. Our lease operating expenses consist mainly of ongoing contractual commitments that do not vary because of drops in production.

Capital Resources and Liquidity

In 2002 through 2005, our drilling activities have been largely funded by selling interests in our OPUS I drilling partnership. We do not borrow to fund drilling activities. Our continued drilling activity relies on our ability to raise money for projects through drilling partnerships or other joint ventures.

Current assets were $16,975,123 at March 31, 2005, compared to $12,250,984 for the same period in 2004. This increase is due to advances from joint venture partners, funds from private placement of our common stock and a note receivable related to an industrial site that Select Resources is acquiring. Property and equipment rose by $3,387,457 this quarter due to acquisition of equipment for Select Resources and Tri-Western. Deposits increased $257,159 for deposits on the equipment that is being acquired by Select Resources and Tri-Western.

Current liabilities are $6,112,514 more this quarter compared to the same quarter in 2004 due to an increase in advances from joint venture participants related to the OPUS I drilling partnership.

Operating Activities

We had a positive cash flow of $4,464,794 for the three months ended March 31, 2005 compared to $739,433 for the same period in 2004. Our loss from operations was approximately $3.375 million, which included a $2.01 million non-cash expense of $2,010,000 for issuance of stock to reacquire royalty interests we had previously sold in our Richardson, Alaska, gold claim. We reacquired the interests in anticipation of either developing or farming out the property for development. We expect to incur some additional expense to require additional royalty interests, but the remaining outstanding interests are small relative to the previously acquired interests.

The largest component of positive cash flow was receipt of advances of more than $6 million from joint venture participants for future drilling operations, which far exceeded advances received in the first quarter of 2003. These do no contribute to operating revenues at the time received but are held in cash until expended in drilling and operations. We cannot predict the levels at which we will continue to receive funds for additional drilling, and in the past we have experienced wide swings in receipt of these funds from quarter to quarter. We do not commit to drilling activities unless and until we have sufficient advances in hand to fund a particular project.

We spent $257,159 on deposits represents deposits on equipment being acquired by Select Resources and Tri-Western for use in our new calcium carbonate mining and processing operations.

Investing Activities

Cash used in investing activities was $2,006,832 for the first three months of 2005. $1.1 million of that amount was an advance to the seller of Pleasant Valley Energy, which we acquired in the second quarter. We advanced $1.1 million to the seller in return for a note. When the acquisition of Pleasant Valley Energy later closed in May 2005, the $1.1 million was repaid to us from the purchase proceeds. The remaining $906,832 was invested in equipment for Select Resources. Significant additional investments in plant and equipment will be required during the rest of 2005 for Select Resources to begin mining operations. These investments are start-up costs for our new mining enterprise. We had no similar investment activities in the first quarter of 2003.

Financing Activities

Net cash provided by financing activities was $1,112,392 for the first quarter. All funds provided were from sales of restricted shares of common stock in privately negotiated transactions. We expect to use these funds for investment in Select Resources and for working capital. We have not planned any private placement of equity securities for the remainder of 2005, but we may continue to receive funds from privately negotiated transactions. We do not have a targeted or budgeted amount of equity financing activities. We had no significant financing activities in the first quarter of 2003.

Liquidity

During 2005, we expect to expend approximately $2.5 million on drilling activities. In the first half of 2005, we spent approximately $1.2 million of this amount. Funds for these activities will be provided by sales of partnership interests in the Opus I drilling partnership. we believe we have more than enough funds on hand from prior sales of limited partnership units to fund the balance of our drilling activities for 2005. We have not yet planned our proposed prospect drilling and development activities for 2006. Our ability to complete our planned drilling activities in 2005 depends on some factors beyond our control, such as the availability of drilling rigs and equipment, which continue to be in short supply in northern California.

In 2005, we expect expenditures of approximately $3.8 million on mining activities, including mining lease and exploration expenses, in connection with beginning operation of the Monarch Mine in California. We had spent approximately $2.8 million on mining lease and exploration expense in the first half of the year and expect approximately another $1 million in development expenses in the remainder of the year (in addition to operating expenses), after production at the Monarch Mine begins, to improve our production capacity. The source of these funds has been sales of restricted stock in late 2004 and the first half of 2005. We believe that proceeds from our prior our stock sales are more than sufficient to fund our remaining mining activities as well as our operating capital needs for the balance of 2005.

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

As described in our Form 10-K for the year ended December 31, 2004, management conducted an evaluation for the effectiveness of internal control as of December 31, 2004, and concluded that Tri-Valley's internal control over financial reporting was not effective as of that date. As described below, we have instituted a remediation program to eliminate material weaknesses in our internal control over financial reporting which were identified in 2004. Our previous restatements of prior period financial statements have corrected all known data entry errors. In the first quarter of 2005 we hired additional accounting personnel and reassigned duties and authority to assure adequate separation of responsibilities relating to financial reporting and control activities. We worked on further documentation of the system in the second quarter. We expect to complete documenting the system and to test it during the third quarter of 2005.

Nevertheless, for the period ending March 31, 2005, our internal control improvements had not been fully implemented and had not been tested. As a result, management concluded that the effectiveness of its internal control over financial reporting during this period was not sufficiently adequate to rely solely upon them for our financial reporting. Instead, we relied on compensating controls and procedures to ensure the reliability of the disclosures made in this report. These included consultation between management, the audit committee and outside auditors, including an independent accounting firm retained separately from our independent auditors to advise us specifically on disclosure control and internal control over financial reporting. Based on those consultations, management's evaluation of the information gathered in preparation of this report, and the work done to improve internal control through the end of June, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2005.

Changes In Internal Controls - 1st Quarter Remediation

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

During first quarter we took the following steps to correct identified and reported material weaknesses:
-	We hired a senior accountant with over 20 years of oil and gas accounting experience, a degree in accounting and a masters degree in finance.

-	We began implementing a risk assessment process which includes internal control assertion definitions, review and periodic testing validation.

-	We began developing flow charts and narratives to document operational processes, financial reporting activities, remediation changes and other internal controls.

-	We began drafting a policy and procedures manual to further detail process and internal control specifics and will be monitored and updated as appropriate.

-	We began modifying the current accounting solution and organizational structure to strengthen internal controls and mitigate potential risk to financial reporting.

Second quarter efforts focused on strengthening internal control over financial reporting and investigating potential risks through formal remediation activities. Management has communicated with both the Audit Committee and Board of Directors to provide scheduled remediation updates.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

On January 12, 2005, one individual investor exercised warrants to purchase 35,000 shares of restricted common stock at $6.50 per share. The closing price per share of our stock on January 12, 2005, was $10.16. On January 7, 2005, we issued 200,000 shares of common stock to an individual to acquire royalty interests on our Alaska mining claim block. The closing price per shares of our stock on January 7, 2005, was $10.05.

Both of these transactions were conducted in reliance on the exemption from registration requirements of the Securities Act of 1933 contained in Section 4(2) of that Act.

Item 6. Exhibits

Item	Description
10.1

Agreement by and between Tri-Valley Corporation and Select Resource Corporation and Trans-Western Materials LLC (incorporated by reference to Exhibit 10.1 of Tri-Valley's Form 10-Q dated March 31, 2005)

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	18 U.S.C. Section 1350 Certification
32.2	18 U.S.C. Secton 1350 Certification

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 22, 2005	TRI-VALLEY CORPORATION /s/ F. Lynn Blystone
F. Lynn Blystone President and Chief Executive Officer

August 22, 2005	/s/ Thomas J. Cunningham
Thomas J. Cunningham Secretary, Treasurer and Chief Financial Officer
14