Form 10-K/A
period 2004-12-31
TRI VALLEY CORP
filed 2005-09-20
CIK 22551

As filed with the Securities and Exchange Commission on September 20, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

The aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on June 30, 2005, was approximately $295,930,424.

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

PART I

ITEM 1 Business

Tri-Valley Corporation, a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing prospective and producing petroleum, industrial minerals and precious metals properties and interests therein. Substantially all of our oil and gas reserves are located in northern California. In 2004, Tri-Valley had three wholly owned subsidiaries: Tri-Valley Oil & Gas Company, Select Resources Corporation Inc., and Tri-Valley Power Corporation.

Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities. TVOG derives the majority of its revenue from oil and gas drilling and development. TVOG primarily generates its own exploration prospects from its internal database, and also screens prospects from other geologists and companies. TVOG generates these geological "plays" within a certain geographic area of mutual interest. The prospect is then presented to potential co-ventures. The company deals with both accredited individual investors and energy industry companies. TVOG is the operator of these co-ventures.

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

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from our proved developed oil and gas reserves, discounted at 10%, was $1,958,238 at December 31, 2004, $2,270,632 at December 31, 2003, and $2,224,270 at December 31, 2002. At December 31, 2004, we had no significant proved undeveloped reserves. The unaudited supplemental information attached to the consolidated financial statements provides more information on oil and gas reserves and estimated values.

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

We intend to continue our exploration efforts for precious metals on our claim block in Richardson, Alaska. With the help of TsNIGRI, we have explored and evaluated this property during the summer months, due to the constraints of the weather in the winter months. This work will consist of field activity which includes drilling core holes, mapping and other geological work.

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

Estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which we record depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomic to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of its oil and gas producing properties for impairment.

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

We fraced the deep Ekho well and redrilled a horizontal test of the Sunrise-Mayel #2 in the first quarter of 2005.

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

Revenues

In 2004, 2003 and 2002, our largest source of revenue has been oil and gas drilling and development. We record revenue received by us from joint ventures for drilling and development when we complete drilling wells that have been sold to venture partners, including the Opus-I drilling partnership sponsored by Tri-Valley. In 2004, our revenue from drilling and development fell to about $3.56 million, compared to $5.44 million in 2003 and $5.42 million in 2002. In 2004 we recorded drilling and development revenues from drilling only one well, compared to revenues recorded from drilling three wells in 2003 and drilling two wells and recompleting one well in 2002. We expect that our 2005 from drilling activity and consequent income will equal or exceed 2004. However, we do not develop annual drilling budgets but drill according to availability of funds and equipment to drill prospects that we consider attractive.

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

Costs and Expenses

Because of our reduced drilling activity in 2004, our drilling and development costs also fell. Our 2004 drilling and development costs fell 45% from 2003 and 39% from 2002 expenditures. As with drilling and development revenue, against which these drilling and development costs are incurred, we expect that drilling and development costs will remain about the same in 2005 as 2004 or increase slightly, but our expenditures for these activities are subject to the same uncertainties as described above for drilling and development revenue.

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

We evaluate our oil and gas properties regularly for possible impairment. In 2004, we wrote down our proved reserves by $112,395 as a result of reducing the potential future recoverable reserves from a single well, based on our analysis of production data from that well. We recorded no impairment expense in 2003 and had a $45,143 write-down for impairment in 2002. Due to the unpredictable nature of exploration drilling activities, the amount and timing of impairment expenses are difficult to predict with any certainty

Our lower costs of drilling and development and oil and gas production in 2004 were counterbalanced by rises in mining exploration costs and general and administrative expenses. We recorded just over $1 million for mining exploration in 2004, a rise of more than 180% from 2003 and 500% from 2002, because we recorded $804,000 in costs of issuance of our common stock to repurchase royalty interests that we had previously sold in our Richardson, Alaska gold claims. We repurchased these interests in order to make the claims more attractive for outside investors to either acquire the claims or to invest jointly with us in their development. During 2005, we are seeking outside investments to develop these claims, and in the first half of 2005 we recorded an additional $2.01 million in expense from issuance of restricted common stock issued to reacquire more royalty interests in the Richardson property. We expect that we may continue to incur costs to reacquire additional royalty interests as well as other precious metals interests in Alaska during 2005, but we do not have a budgeted or projected amount for these acquisitions.

General and administrative expenses rose by about $730,000 (53%) in 2004 over 2003, to about $2.10 million, compared to about $1.37 million in 2003 and $1.32 million in 2002. The increase resulted from small increases in several administrative areas, but chiefly were caused by increased legal costs associated with payment of a judgment and other costs of a lawsuit in 2004 (approximately $186,000), increased payroll and consulting costs for consultants and directors' fees (up $160,000) and more than $100,000 in direct costs associated with the acquisition of our industrial minerals interests late in the year. Travel and investor relation expense rose over $107,000 in 2004 over 2003. Insurance costs rose by about $48,000 and insurance costs rose by nearly $34,000, both of which costs we attribute to increased costs of compliance with the Sarbanes-Oxley Act and attendant increases in directors' officers' insurance. The costs associated with the judgment were a one-time expense. General and administrative expenses can be expected to continue to rise in 2005 because of costs associated with the start-up of Select Resources and beginning industrial mineral production, which we have not incurred in prior years. These costs include increased payroll, equipment acquisition and direct expenses to be incurred in mining, plus continued increases in accounting costs associated with compliance with the Sarbanes-Oxley Act.

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

Advances from joint venture participants are funds received from partners in the Opus I drilling partnership and other, similar ventures. These funds rose at the end of 2004 by $1,196,430 over year end 2003 as we held funds received from participants for investment in future drilling. Advances from joint venture participants have continued to rise in 2005 but are expected to decrease as we apply those funds to drilling and development activities. We cannot predict with any certainty the timing of receipt of funds from joint venture participants for future activities. These advances do not contribute to operating income when received but are held until expended for drilling and development and then recorded as drilling and development revenue.

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

During 2005, we expect to expend approximately $2.5 million on drilling activities. In the first half of 2005, we spent approximately $1.2 million of this amount. Funds for these activities will be provided by sales of partnership interests in the Opus-I drilling partnership. At June 30, 2005, we had more than enough funds on hand from prior sales of limited partnership units to fund the balance of our drilling activities for 2005. We have not yet planned our proposed prospect drilling and development activities for 2006. Our ability to complete our planned drilling activities in 2005 depends on some factors beyond our control, such as the availability of drilling rigs and equipment, which continue to be in short supply in northern California.

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

As discussed in Note 2 to the financial statements, certain errors resulting in overstatement of previously reported general and administrative expense for the year ended December 31, 2004 and overstatement of previously reported drilling and development revenue and the related costs for the year ended December 31, 2003, were discovered by management of the Company during the current year. Accordingly, the 2004 and 2003 financial statements have been restated to correct the error.

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

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California
March 29, 2005, except for Note 13 whose date is May 30, 2005

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

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	__For the Years Ended December 31,_
	___2004___	___2003___	___2002___
	(restated)	(restated)
Revenues
Sale of oil and gas	$ 799,474	$ 901,739	$ 752,971
Royalty income	674	529	351
Partnership income	30,000	30,000	18,299
Gain on sale of property		-	-
Interest income	45,990	34,479	19,534
Drilling and development	3,559,500	5,440,780	5,421,782
Other income	63,032	56,718	71,971

Total revenues	4,498,670	6,464,245	6,284,908

Costs and expenses
Mining exploration costs	1,029,898	366,039	169,111
Oil and gas leases	144,101	183,362	224,320
Drilling and development costs	2,224,793	4,014,889	3,648,089
General and administrative	2,103,457	1,373,058	1,316,893
Interest	33,332	2,572	1,838
Depreciation, depletion and amortization	21,699	29,216	34,384
Well write-off		-	-
Impairment of acquisition costs	112,395	-	45,143

Total costs and expenses	5,669,675	5,969,136	5,439,778

Net income (loss) before income taxes	(1,171,005)	495,109	845,130

Tax provision	-	39,000	76,000

Net income (loss)	$ (1,171,005)	$ 456,109	$ 769,130

Basic and diluted earnings (loss) per common share
and common equivalent share	$ (0.06)	$ 0.02	$ 0.04

Weighted average number of shares outstanding	20,507,342	19,801,785	19,702,054

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY

	Total			Capital in	Common
	Common	Treasury		Excess of	Stock	Accumulated	Treasury	Stockholder's
	Shares	Shares	Par Value	Par Value	Receivable	Deficit	Stock	Equity

Balance at December 31, 2002	19,726,348	100,025	$ 19,726	$ 8,879,724	$ (2,250)	$(7,621,524)	$(13,370)	$1,262,306

Issuance of common stock	371,279	-	389	1,442,439	-	-	-	1,442,828
Stock issuance cost	-	-	-	(1,311,710)	-	-	-	(1,311,710)
Common stock receivable	-	-	-	-	2,250	-	-	2,250
Net income, as restated	-	-	-	-	-	456,109	-	456,109

Balance at December 31, 2003, as restated	20,097,627	100,025	20,115	9,010,453	-	(7,165,415)	(13,370)	1,851,783

Issuance of common stock	1,738,425	-	1,721	6,761,354	-	-	-	6,763,075
Stock issuance cost	-	-	-	(646,200)	-	-	-	(646,200)
Common stock receivable	-	-	-	-	(750)	-	-	(750)
Net loss	-	-	-	-	-	(1,171,005)	-	(1,171,005)

Balance at December 31, 2004,
As restated	21,836,052	100,025	$ 21,836	$ 15,125,607	$ (750)	$ (8,336,420)	$ (13,370)	$ 6,796,903

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

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003 and 2002

NOTE 1 - GENERAL

History and Business Activity

Tri-Valley Corporation ("TVC" or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and precious metals properties and interests therein. Tri-Valley has three wholly owned subsidiaries. Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities, and derives the majority of its revenue from oil and gas drilling and development. Tri-Valley Power Corporation and Select Resources are the other two wholly owned subsidiaries which have minimum activities during 2004.

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

2003 Restatement

Management determined that its accounting procedures for revenue and costs related to turnkey drilling were no longer appropriate and required an adjustment for the fiscal year ended 2003 and the first two quarters for fiscal 2004.

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

	As Previously		As
	Reported	Adjustment	Restated	Reference

Sales of oil and gas prospects	$ 6,585,780	$ 1,145,000)	$ 5,440,780	[1]
Total Revenues	7,609,245	(1,145,000)	6,464,245
Cost of oil and gas prospects sold	4,360,679	(345,790)	4,014,889	[2]
General and administrative	1,449,589	(76,531)	1,373,058	[3]
Total Cost and Expenses	6,391,463	(422,327)	5,969,136
Net income (loss) before income tax	1,217,782	(722,673)	495,109
Tax provision	58,000	(19,000)	39,000	[4]
Net Income (Loss)	1,159,782	(664,673)	456,109
Basic and diluted earnings (loss) per
common share and common equivalent	0.06	(0.04)	0.02

Property and Equipment, Net	$ 1,522,333	$ 20,788	$ 1,543,121	[5]
Total Assets	8,320,992	20,790	8,341,782
Income tax payable	58,000	(19,000)	39,000	[4]
Accounts payable & accrued expenses	777,729	(91,945)	685,784	[3]
Advances from joint venture participants	4,811,742	835,408	5,647,150	[6]
Total Current Liabilities	5,748,731	724,463	6,473,194
Total liabilities	5,765,536	724,463	6,489,999
Accumulated deficit	(6,461,742)	(703,673)	(7,165,415)	[7]
Total Shareholders' Equity	2,555,456	(703,673)	1,851,783
Total Liabilities and Shareholders' Equity	8,320,992	20,790	8,341,782

The restatements to the financial statements for the year ended December 31, 2003 are due to:

1.	Recognition of revenues related to turnkey drilling of $1,145,000 was deferred to 2004 when oil or gas well was drilled to its target depth and/or logged.

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

Sale of Oil and Gas Prospects

Oil and gas prospects are developed by the Company for sale to industry partners and investors. These prospects are usually exploratory, and include costs of leasing, acquisition, and other geological and geophysical costs (hereafter referred to as "GGLA") plus a profit to the Company. Prior to 2002, the Company recognized revenue and profit from prospect sales when sold, irrespective of drilling commencement ("spudding").

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

Partnerships

Tri-Valley sells oil and gas prospects to partnerships that are sponsored by Tri-Valley and sold to private investors for the purpose of oil and gas drilling and development. The Company accounts for these partnerships on the prorate combination method. Drilling and development revenue related to the Opus-I and Martins-Severin partnerships for the fiscal year ended December 31, 2004, 2003 and 2002 are as follows:

	December 31,
	2004	2003	2002

Drilling and development revenue	$ 3,559,500	$ 5,440,780	$ 4,421,782
Drilling and development costs	2,224,793	4,014,889	3,648,089
Advances from joint venture participants, net	6,321,676	5,647,150	5,617,333

Oil and gas income from the Tri-Valley Oil & Gas Exploration Programs 1971-1 for fiscal 2004, 2003 and 2002 follows:

	December 31,
	2004	2003	2002

Partnership income, net of expenses	$ 30,000	$ 30,000	$ 18,299

NOTE 7 - EARNINGS PER SHARE

Year	Full Year Basic Earnings (Loss) Per Share	Weighted-Average Shares Outstanding	Diluted Earnings (Loss) Per Share	Diluted Earnings Weighted-Average Share Outstanding Plus Common Stock Equivalents	Common Stock Equivalents Excluded from Diluted Earnings Per Share
2004	$ (0.06)	20,507,342	$ (0.06)	2,553,600	$ -
2003	0.02	19,801,785	0.02	3,018,600	-
2002	0.04	19,702,054	0.03	2,698,500	960,000

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

The components of the net deferred tax assets were as follows

:
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

NOTE 13 - SUBSEQUENT EVENTS
On May 6, 2005, the Company acquired Pleasant Valley Energy Corporation, a private holder of leases estimated to contain about 22.658 million barrels of proven undeveloped oil reserves.

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

September 20, 2005	/s/ F. Lynn Blystone
F. Lynn Blystone
President, Chief Executive Officer and Director

September 20, 2005	/s/ Thomas J. Cunningham
Thomas J. Cunningham
Secretary, Treasurer, Chief Financial Officer

