Form 10-Q
period 2005-09-30
TRI VALLEY CORP
filed 2005-11-09
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005	Commission File No. 001-31852

Tri-Valley Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-0617433
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of Registrant's common stock outstanding at September 30, 2005 was 22,584,969.

TRI-VALLEY CORPORATION

PART I -	FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30 2005	December 31 2004
	(Unaudited)	(Audited)

Current Assets
Cash	$10,388,469	$11,812,920
Accounts receivable, trade	326,356	192,008
Accounts receivable, related parties	146,155	0
Advance receivable	171,448	150,000
Prepaid expenses	98,529	96,056

Total Current Assets	11,130,957	12,250,984

Property and Equipment, Net	11,220,281	1,778,208

Other Assets
Deposits	422,177	200,407
Investments in partnerships	17,400	17,400
Other	13,913	13,913
Goodwill (net of accumulated amortization of $221,439 at December 31, 2003)	212,414	212,414

Total Other Assets	665,904	444,134

Total Assets	$23,017,142	$14,473,326

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND SHAREHOLDERS' EQUITY

	September 30 2005	December 31 2004
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Current portion notes and contracts payable	$187,116	$9,985
Trade accounts payable & accrued expenses	950,725	1,237,848
Accounts payable to joint venture participants	202,422	100,115
Advances from joint venture participants	7,429,388	6,321,676

Total Current Liabilities	8,769,651	7,669,624

Long-term Portion of Notes and Contracts Payable	4,934,198	6,799

Total liabilities	13,703,849	7,676,423

Shareholders' Equity
Common stock, $.001 par value: 100,000,000 shares authorized; 22,584,969 and 21,836,052 issued and outstanding at Sept 30, 2005 and Dec. 31, 2004, respectively	22,585	21,836
Less: Common stock in treasury, at cost, 100,025 shares	(13,370)	(13,370)
Subscription receivable	-	(750)
Capital in excess of par value	22,079,222	15,125,607
Accumulated deficit	(12,775,144)	(8,336,420)

Total Shareholders' Equity	9,313,293	6,796,903

Total Liabilities and Shareholders' Equity	$23,017,142	$14,473,326

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30		Ended September 30
	2005	2004	2005	2004

Revenues
Sale of oil and gas	$207,855	$193,537	$569,045	$615,805
Other income	11,985	14,863	34,817	52,674
Drilling and development	6,527,500	0	8,132,500	2,054,500
Interest income	34,234	14,606	93,950	21,218
Total Revenues	6,781,574	223,006	8,830,312	2,744,197

Cost and Expenses
Oil and gas lease expense	27,586	25,712	65,278	101,880
Mining lease expense	660,763	-0-	1,022,616	-0-
Mining exploration expenses	416,042	46,411	2,660,252	850,588
Drilling and development	4,805,801	197,900	6,025,294	1,437,979
Depletion, depreciation and amortization	86,452	7,233	136,054	21,699
Interest	43,865	421	55,061	32,961
General administrative	1,086,997	424,433	3,304,480	1,463,345
Total Cost and Expenses	7,127,506	702,110	13,269,035	3,908,452

Net Income (Loss)	$(345,932)	$(479,104)	$(4,438,723)	$(1,164,255))
Basic & Diluted Earnings per Share	$(.02)	$(.02)	$(.20)	$(.06))
Weighted Average Number of Shares	22,563,969	20,703,935	22,427,713	20,430,239

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30
	2005	2004

Cash Flows from Operating Activities
Net profit/(loss)	$(4,438,723)	$(1,164,255)
Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	136,054	21,699
Non-cash mining exploration expense	2,309,700	712,000
Changes in operating capital:
Prepaids-(increase) decrease	(2,473)	(56,000)
Deposits-(increase) decrease	(221,770)
Accounts receivable-(increase)decrease	(301,951)	21,545
Trade accounts payable-increase(decrease)	(287,123)	(330,675)
Accounts payable to joint venture
participants and related parties-increase(decrease)	102,307	(4,257)
Advances from joint venture
Participants-increase(decrease)	1,107,712	1,462,664

Net Cash Provided/(Used) by Operating Activities	(1,596,267)	662,721

Cash Flows Provided/(Used) by Investing Activities
Capital expenditures	(7,114,128)	(220,903)

Cash Flows from Financing Activities
Principal payments on long-term debt	(52,600)	(9,852)
Issuance of long-term debt	5,157,130
Proceeds from issuance of common stock	2,181,414	2,044,625

Net Cash Provided/(Used) by Financing Activities	7,285,944	2,034,773

Net Increase in Cash and Cash Equivalents	(1,424,451)	2,476,591
Cash and Cash Equivalents at Beginning of Period	11,812,920	6,006,975

Cash and Cash Equivalents at End of Period	$10,388,469	$8,483,566
Supplemental Information:
Cash paid for interest	$55,061	$32,961
Cash paid for taxes	$17,865	$8,718
Non-cash investing activity:
Common stock in exchange for prospect acquisition	$2,464,000	-0-

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
September 30, 2005 AND 2004
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

Description of Business
Tri-Valley Corporation (“Tri-Valley”), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and precious metals properties and interests. Tri-Valley has five wholly owned subsidiaries. Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities, and derives the majority of its revenue from sale of oil and gas properties. Select Resources Corporation, Inc. (“Select Resources”), was formed in 2004 to operate Tri-Valley’s mining operations. In December 2004, Select Resources entered an agreement to form Alpha Minerals & Chemicals, LLC, which has been renamed Tri-Western Resources, LLC (“Tri-Western”), a limited liability company in which Select Resources holds a 50% interest. Neither Select Resources nor Tri-Western engaged in material transactions during 2004. Starting in 2005, Select Resources, through Tri-Western, started engaging in mining and exploration activities which have been consolidated in the accompanying financial statements. In May 2005, Tri-Valley acquired Pleasant Valley Energy Corporation, which owns undeveloped oil and gas properties. The fourth subsidiary, Tri-Valley Power Corporation, is not an operating entity. Select International Resources, Inc., a B.C. Corporation, was recently formed for potential activities outside of the United States.

Basis of Presentation
The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine-month period ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles in the United States of America; and, therefore, should be read in conjunction with Tri-Valley’s Annual Report on Form 10-K/A, filed with the Securities and Exchange Commission on September 20, 2005, for the year ended December 31, 2004.

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

NOTE 5 - NOTE PAYABLE

Note on purchase of Admiral mine is $2 million to mature on July 15, 2015, with no interest.

NOTE 6 - SHAREHOLDERS’ EQUITY

In September 2005, the Company issued 30,000 shares of common stock to an individual for his royalty interest in the Richardson Alaska project for $299,700. During the quarter ended September 30, 2005, an employee exercised options to purchase 3,000 shares of common stock for a total purchase price $1,500.

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

Overview

As noted in our January 4, 2005, letter to shareholders, we expect to experience substantial losses as we “invested forward on several substantial projects in advance of revenue”. Some of those projects are nearing production stage which should begin to build increasing revenue for the Company.

Petroleum Activities

In July 2005, TVOG drilled the Midland Trail Prospect in Nevada to total depth. We discovered six intervals with production potential. To date we have tested the bottom interval, which was watered out. We expect to test the next interval in early November.

We are making location to rework three gas wells at our Moffat Ranch East property in November 2005.

We are making development plans for the oil and gas leases owned by Pleasant Valley Energy Corporation, which we acquired in May 2005. We expect to begin development operations on these properties in December, depending on equipment availability.

On the EKHO well, we are waiting on a drilling rig to test the Santos shale just above the Vedder formation. We expect that this work will be done in the fourth quarter of 2005 and first quarter of 2006. We also continue evaluating the Sunridge Oil Prospect, drilled in the second quarter to determine whether it should be redrilled in another zone. In addition, we are continuing attempts to improve production on the Sunrise-Mayel well, which was redrilled in early 2005, but we have not yet achieved production from it in commercial quantities.

Mining Activities

Precious Metals

Exploration programs consisting largely of field sampling activities were conducted on three precious metals properties during the third quarter. The three properties are Shorty Creek in Alaska, Richardson in Alaska, and Typhoon in Yukon Territory, Canada.

The Shorty Creek program consisted of reprocessing of existing public and private data, field visits to investigate geologic features and geochemical anomalies identified in the data reprocessing, and collection of soil geochemical samples on a grid encompassing an area deemed most prospective for gold mineralization by the Select technical team. The soil sampling program covered an area of approximately 4 square kilometers; a total of 566 soil samples were collected on a 50 meter by 100 meter grid. Preliminary interpretation of the soil sampling results indicates highly anomalous amounts of gold, silver, arsenic, antimony, bismuth, tellurium, and tungsten are present in an area measuring approximately 1700 meters by 900 meters. Gold in soil values in the grid range up to 1,130 parts per billion. The association of metals in the anomalous area of the soil grid, coupled with the geologic and geophysical observations, is consistent with a model of gold deposits associated with granitic intrusives. Gold deposits of this style have been the subject of exploration and development in Interior Alaska in recent years. Examples include the Donlin Creek deposit; the Fort Knox deposit; and the Pogo deposit. Select believes the data obtained to date at Shorty Creek are sufficient to begin designing additional work on the prospect in 2006, including drilling to further evaluate the potential for commercial gold mineralization.

The Richardson program during the third quarter has included extensive compilation and reprocessing of existing public and private data for the entire property, and soil sampling and drilling on the Democrat Prospect within the Richardson Property. The soil sampling and drilling program were ongoing at the end of the third quarter. The soil sampling program is designed to collect approximately 1,100 samples within an irregular polygon approximately 1 kilometer wide and 8 kilometers long on a grid of approximately 32 sample lines, spaced 200 meters apart, with samples collected at 25 meter intervals. The soil program is designed to detect areas of mineralization along a geologic feature believed to be conducive to gold mineralization. The drilling program is planned to drill 9 holes generally within the area of the soil grid. A total of approximately 3,000 feet of core drilling is anticipated. The drilling program is designed to test for mineralization and to provide a better understanding of the controls of mineralization. Both the soil sampling program and the drilling program are expected to be completed in the forth quarter.

The Typhoon Property field program consisted of soil sampling and measurement of magnetic properties on the property to support evaluation for lode gold mineralization. The sampling was conducted on an approximately 3.7 square kilometer segment of the property encompassed by a grid measuring approximately 2,000 meters east-west and 1,850 meters north-south. Soil sampling was conducted at intervals of 50 meters along north-south lines spaced 200 meters apart. Approximately 400 soil samples were collected; field conditions precluded sample collection at a minor number of sites. Magnetic measurements were taken at intervals of 12.5 meters along soil survey lines, and were collected concurrently with the soil sampling program. Soil geochemical results and geophysical measurements will be evaluated in the fourth quarter, but suggest the possibility of a large system at depth.

Industrial Minerals

In December 2004, Select Resources entered an agreement with Trans Western Materials to form Tri-Western Resources LLC, a joint venture operated by Select Resources Corporation, to operate industrial minerals mining and processing operations. The first joint venture is to reopen the Monarch Mine in eastern Kern County, California, to supply central and southern California customers with high grade calcium carbonate. Tri-Western has also permitted and is mining specialty basalt from a deposit near Boron, California. In the third quarter, Select Resources prepared a milling plant that was purchased earlier this year for use in processing material mined from Monarch. We had expected to begin production from the mine towards the end of August, but our production schedule was delayed in order to complete necessary work on the mill. We now believe that we could begin production and delivery of basalt in November and calcium carbonate in December 2005.

In July 2005, Select Resources completed the acquisition of the Admiral Calder Mine and associated assets near Ketchikan, Alaska. The Admiral Calder Mine is a non-operating mine which has been developed to produce high-brightness calcium carbonate, which is used for fillers and pigments in paper, plastics, paint and other manufactured products, and chemical grey calcium carbonate, which is used in agriculture and smelting operations. The acquisition and the mine are described in our Current Report on Form 8-K/A filed with the SEC on September 28, 2005. Our plans to redevelop the mine are on hold while we complete other previously identified opportunities, including the precious metals claims, the Monarch Mine and the basalt mine described in the preceding paragraphs.

Results of Operations

Our total revenue for the three months and nine months ended September 30, 2005, exceeded total revenue for the same periods in 2004 by $6,558,568 and $6,086,115, respectively. The increased revenues recorded from drilling and development revenues resulted from the drilling of the Midland Trail Prospect in the third quarter. We have drilled two wells so far in 2005, compared to one well for the full year in 2004. Our total drilling revenues for the first nine months of 2005 have exceeded total drilling revenues for the first nine months of 2004 by nearly $6.1 million, and for the full year in 2004 by nearly $4.6 million. We record revenue received by us from joint ventures for drilling and development when we complete drilling wells that have been sold to venture partners, including the Opus-I drilling partnership sponsored by us. Our drilling activities are affected by factors beyond our control, such as availability of drilling equipment and delays in the regulatory permitting process to drill new wells. Unavailability of drilling equipment continues to create problems and delays in beginning projects and may curtail our drilling activity for the rest of 2005 below the level that we otherwise could comfortably manage and afford. We are addressing that problem by purchasing our own production/drilling rig.

Our oil and gas production has been lower in 2005 than in 2004, mainly because two wells that were producing during the first part of 2004 have been shut-in since late 2004 and have not produced in 2005. We plan to rework these wells to restart production in commercial quantities. Higher gas prices kept our income from oil and gas production at approximately the same level in the third quarter of 2005 as it was in 2004, though total income from the sale of oil and gas in the first nine months of 2005 was down $46,760 from the first nine months of 2004.

We receive interest on cash advances and investments from joint venture partners and others, pending expenditure of funds received on oil and gas drilling and other activities. In the third quarter we continued to receive interest income substantially in excess of prior years ($34,234 for the quarter) because we continue to receive and hold substantial advances for oil and gas investment and other projects. We expect our interest income to remain at approximately these levels for the rest of 2005, though it will fall as we expend funds on drilling projects. Interest income is a relatively insignificant part of our total income. Timing of our expenditures on drilling depends on many factors that are outside of our control, including availability of drilling equipment.

Our costs and expenses rose $6,425,396 in the third quarter over a year ago, and total costs for the nine months of 2005 were $9,360,583 higher than the nine months of 2004. The main reasons for the cost increase in the third quarter were higher oil and gas drilling project expenses due to drilling the Midland Trail Prospect ($4,805,801 in the third quarter of 2005 versus $197,900 in the third quarter of 2004) and greatly increased mining lease expense and administrative expenses generated by the start-up cost of our Select Resources mining operation. Depletion, depreciation and amortization increased $114,355. The increase reflects depreciation of newly acquired equipment and facilities for use by Tri-Western and Select for the industrial minerals activity.

Mining lease expenses in the third quarter of 2005 mainly consisted of expenses incurred in preparation and operation of the mill at the Tri-Western Monarch Mine in California. In the third quarter of 2004 we incurred no expenses for mining lease expenses because we performed no exploration work on our Alaska property, which was the only mining property we owned at the time. Mining lease expense will likely continue to increase in the rest of 2005 as mining operations begin at the Monarch Mine. Prior to the third quarter in 2005, we recorded non-cash expenses of $2.31 million from issuance of our unregistered stock to royalty owners to acquire their interest on our Richardson, Alaska properties. During the third quarter our mining exploration expenses of $416,042 consisted of geologic and engineering consulting fees for our Alaska and Yukon precious metals properties and the Monarch Mine in California. Total mining exploration expenses of $2.66 million in the first nine months of 2005 are more than double our total mining exploration expense for the full year in 2004, and Select Resources is continuing to look for additional properties to acquire. Funds to acquire additional properties would likely come from the proceeds of private equity investments in Tri-Valley by third party investors. We do not have a budget or target for a specified number or amount of mining property acquisitions in 2005 or future years and we are reviewing a variety of precious and base metal and industrial mineral submittals for additional opportunities.

Lease operating expenses in the third quarter were approximately equal to 2004. Lease expense for the nine months is down 36% from 2004 levels. Lease operating expenses may increase again in 2006 if we are successful in bringing wells drilled in 2005 into production or in reworking the shut-in wells, but it is too early to predict whether this will occur.

Interest expense has increased dramatically in the third quarter as we have engaged in long term borrowing to finance mining equipment purchases. We will continue to incur interest costs at least at the present level for the foreseeable future as we repay our long term debt.

General and administrative costs increased $1,841,135 for the nine months ended September 30, 2005, compared to the same period in 2004. The cost increases were caused by expenses related to implementation of our revised procedures for internal control over financial reporting and to continued start-up costs for Select Resources and Tri-Western, including salaries and consulting fees, insurance and fees payable under the Tri-Western operating agreement.

Our net loss from operations in the third quarter of 2005 was $345,932, compared to $479,104 in the third quarter of 2004. The loss was narrower in 2005 due to our revenues from drilling operations in the third quarter. Nevertheless, the overall costs of expanding our mining activities resulted in much higher expenses in the first nine months of 2005 than in 2004, and our overall loss from operations in the first three quarters increased to $4.44 million in 2005, compared to $1.64 million in 2004.

Financial Condition

Capital Resources and Liquidity

Current assets were $11,130,957 at September 30, 2005, compared to $12,250,984 as of December 31, 2004. This decrease is due to cash outlay for the mining operation. Accounts receivable-related parties of $146,155 is accrued rent payable from Tri-Western Resources, LLC, to our wholly owned subsidiary Select Resources Corp. Property and equipment is $9,442,073 higher at September 30, 2005, than at December 31, 2004, due to the purchase of a mill site by Select Resources for $2,500,000, purchase of the Pleasant Valley Energy Corporation for $2,964,000, and the acquisition of equipment by Select Resources and Tri-Western. We increased our deposits by $221,770 in connection with the acquisition of equipment by Select Resources and Tri-Western and purchase of two bonds required by governmental agencies for Tri-Western.

Current liabilities are $1,100,027 more as of September 30, 2005, compared to December 31, 2004 due to increases in advances from joint venture participants related to the Opus drilling partnership. Long term liabilities increased $4,927,399 as Tri-Western financed equipment and Select Resources borrowed to purchase the mill site and property discussed under MD&A - Overview - Mining Activities.- page 10. Tri-Valley has guaranteed repayment of this debt and believes the value of the property and facilities is substantially greater than the loan balance.

Operating Activities

We had a negative cash flow of $1,596,267 for the nine months ended September 30, 2005 compared to positive $662,721 for the same period in 2004. Our loss from operations was $4,438,723, which included non-cash expenses of $2.3 million in stock to reacquire mining royalties on our Richardson, Alaska, claim and $2.46 million in value of stock issued to acquire Pleasant Valley Energy Corp. Accounts payable decreased as we paid in connection with our drilling operations.

Investing Activities

Cash used in investing activities was $7,114,128 for the nine months of 2005. This was used for investment in plant acquisition for Select Resources and equipment for Tri-Western.

Financing Activities

Net cash provided by financing activities was $7,285,944 for the first nine months of 2005. Approximately $1.7 million of this amount consists of a Select Resources long-term secured loan entered in connection with acquisition of its California mill site for the Monarch Mine, $2 million for the acquisition of the Admiral mine and $1.4 million for Tri-Western equipment financing. The remainder was provided by sales of common stock in individually negotiated private transactions, which will be used for property acquisitions and working capital.

Item 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures nor forward contracts in its cash management functions.

Item 4 - CONTROLS AND PROCEDURES

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. These rules require that we present the conclusions of the CEO and CFO about the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.

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

Nevertheless, for the period ending September 30, 2005, our internal control improvements had not been fully implemented and had not been tested. As a result, management concluded that the effectiveness of its internal control over financial reporting during this period was not sufficiently adequate to rely solely upon them for our financial reporting. Instead, we relied on compensating controls and procedures to ensure the reliability of the disclosures made in this report. These consisted of consultation between management, the audit committee and outside auditors, including an independent accounting firm retained separately from our independent auditors to advise us specifically on disclosure control and internal control over financial reporting. Based on those consultations, management’s evaluation of the information gathered in preparation of this report, and the work done to improve internal control through the end of September, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2005.

Changes In Internal Controls - 3rd Quarter Remediation

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

During the third quarter we continued our remediation activities which include:

•	continuing our flow charting and narrative development of operational processes, financial reporting activities, remediation changes and other internal controls.

•	preparing a policy and procedures manual to further detail process and internal control specifics and will be monitored and updated as appropriate.

•	modifying the current accounting solution and organizational structure to strengthen internal control and mitigate potential risk to financial reporting.

We continue to work with an independent outside accounting firm, separate from our auditing firm, in implementing internal control assertion definitions along with review and periodic testing validation. Management is communicating with both the Audit Committee and the Board of Directors to provide scheduled remediation updates. We are currently testing the new procedures .

PART II - OTHER INFORMATION

Item 2 - Unregistered Sales of Equity Securities

On September 13, 2005, we issued 30,000 shares of stock to an individual to acquire royalty interest on our Alaska project. The closing price per shares of our stock on September 13, 2005 was $9.99. The stock was issued in reliance on the exemption from registration requirements provided by Section 4(2) of the Securities Act of 1933.

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

TRI-VALLEY CORPORATION

November 8, 2005	/s/ F. Lynn Blystone
F. Lynn Blystone
President and Chief Executive Officer

November 8, 2005	/s/ Thomas J. Cunningham
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 8, 2005	/s/F. Lynn Blystone
F. Lynn Blystone, President and Chief Executive Officer

Exhibit 31.1

I, Thomas J. Cunningham, Chief Financial Officer of Tri-Valley Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tri-Valley Corporation;
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 8, 2005	/s/Thomas J. Cunningham
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

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 8, 2005	/s/F. Lynn Blystone
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

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 8, 2005	/s/Thomas J. Cunningham
Thomas J. Cunningham, Chief Financial Officer