Form 10-K/A
period 2004-12-31
TRI VALLEY CORP
filed 2005-12-22
CIK 22551

As filed with the Securities and Exchange Commission on December 21, 2005

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California
March 29, 2005, except for Note 13 whose date is December 21, 2005

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

NOTE 13 - SUBSEQUENT EVENTS
On May 6, 2005, the Company acquired Pleasant Valley Energy Corporation, a private holder of oil and gas leases.

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

December 21, 2005	/s/ F. Lynn Blystone
F. Lynn Blystone
President, Chief Executive Officer and Director

December 21, 2005	/s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer

