Form 10-K
period 2005-12-31
TRI VALLEY CORP
filed 2006-03-31
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005	Commission File No. 001-31852

TRI-VALLEY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	84-0617433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4550 California Avenue, Suite 600, Bakersfield, California 93309
(Address of Principal Executive Offices)

Registrant's Telephone Number Including Area Code: (661) 864-0500

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirement for the past 90 days.
Yes ☒ No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, if applicable, or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer.
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes☐ No☒
As of February 28, 2006, 22,967,776 common shares were issued and outstanding.

The aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on the last day of the registrant’s most recently completed second fiscal quarter was approximately $297,005,820.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS
PART I
ITEM 1	Business	1
	Competition	1
	Governmental Regulation	2
	Environmental Regulation	2
	Employees	4
	Available Information	4
ITEM 1A	Risk Factors	4
ITEM 2	Properties	9
	Oil and Gas Operations	9
	Mining Activity	12
ITEM 4	Submission of Matters To A Vote Of Security Holders	14

PART II
ITEM 5	Market Price Of The Registrant's Common Stock And Related Security Holder Matters	14
	Recent Sales of Unregistered Securities	14
ITEM 6	Selected Historical Financial Data	15
ITEM 7	Management's Discussion And Analysis Of Financial Condition	15
	Notice Regarding Forward-Looking Statements	15
	Overview	15
	Critical Accounting Policies	16
	Results of Operations	20
	Financial Condition	21
	Operating Activities	22
ITEM 8	Financial Statements	24
ITEM 9A	Controls and Procedures	59
	Evaluation of Disclosure Controls	59
	Management’s Report on Internal Control over Financial Reporting	59

PART III
ITEM 10	Directors and Executive Officers of the Registrant	60
ITEM 11	Executive Compensation	64
	Employment Agreement with Our President	65
	Compensation Committee Report	65
	Aggregated 2005 Option Exercises and Year-End Values	67
	Compensation of Directors	67
	Performance Graph	68
ITEM 12	Security Ownership of Certain Beneficial Owners and Management	68
ITEM 14	Principal Accountant Fees and Services	69
ITEM 15	Exhibits and Financial Statement Schedules	70

SIGNATURES		71

PART I

ITEM 1 Business

Tri-Valley Corporation (“TVC” or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and metal and mineral properties and interests therein. Tri-Valley has four wholly owned subsidiaries and three operating segments or business lines.

•
Tri-Valley Oil & Gas Company (“TVOG”) operates the oil & gas activities. TVOG derives the majority of its revenue from oil and gas drilling and development. TVOG primarily generates its own exploration prospects from its internal database, and also screens prospects from other geologists and companies. TVOG generates these geological “plays” within a certain geographic area of mutual interest. The prospect is then presented to potential co-ventures. The company deals with both accredited individual investors and energy industry companies. TVOG serves as the operator of these co-ventures. TVOG operates both the oil and gas production segment and the drilling and development segment of our business lines.

•
Select Resources Corporation (“Select”) was created in late 2004 to manage, grow and operate Tri-Valley’s mineral interests. Select operates the Minerals segment of our business lines both through a joint venture, Tri-Western Resources, LLC and itself.

•	Great Valley Production Services, Inc., was formed in February 2006 to operate oil production and drilling, rigs, primarily for TVOG.

•	Tri-Valley Power Corporation is inactive at the present time.

We sell substantially all of our oil and gas production to ConocoPhillips and Pacific Summit Energy. Other gatherers of oil and gas production operate within our area of operations in California, and we are confident that if these companies ceased purchasing our production we could find another purchaser on similar terms with no adverse consequences to our income or operations.

In 1987, we acquired precious metals claims on Alaska state lands. We have conducted exploration operations on these properties and has reduced our original claims to a block of approximately 28,720 acres (44.9 square miles). We have conducted trenching, core drilling, bulk sampling and assaying activities to date and have reason to believe that mineralization exists to justify additional exploration activities. However, to date, we have not identified proven or probable mineral reserves on these properties. There is no assurance that a commercially viable mineral deposit exists on any of these above mentioned mineral properties. Further exploration is required before a final evaluation as to the economic and legal feasibility can be determined. The same is true for other properties acquired in 2004 and 2005.

In 2004, Select Resources Corporation entered into a 50% - 50% industrial mineral joint venture with a private company through the formation of Tri-Western Resources, LLC to pursue the development of calcium carbonate, basalt minerals, and cinder in Southern California. In 2005, we transferred our existing gold mining properties located near Richardson, Alaska and our interest in Tri-Western Resources, LLC to Select Resources Corporation, our new subsidiary. In 2004, Select Resources also entered into mineral leases on additional precious and base metals properties near Livengood, Alaska. In 2005, Select Resources also entered into mineral leases on precious metals properties south of Dawson, Yukon and acquired a calcium carbonate mine, located northwest of Ketchikan, Alaska.

In 2005, exploration activities were conducted on all three gold properties and further exploration is required on each of the properties before a final evaluation as to the economic and technical feasibility can be determined. Select Resources will also endeavor to acquire and develop new metal and industrial mineral properties.

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

The mining industry is also highly competitive in all its phases of operation. Competition is particularly intense with respect to the acquisition of mineral prospects and deposits suitable for exploration and development, the acquisition of proven and probable reserves, and the hiring of experienced personnel. Our competitors in mineral property exploration, acquisition, development, and production include the major mining companies in addition to numerous intermediate and junior mining companies, mineral property investors, and individual proprietors. Many of these competitors possess and employ financial and personnel resources substantially greater than those which are available to us and may be able to pay more for desirable mineral properties and prospects and to define, evaluate, bid for, and purchase a greater number of mineral properties and prospects than we can. Our financial or personnel resources to generate mineral reserves and resources in the future will be dependent on our ability to identify, select and acquire suitable mineable properties and prospects in competition with these companies.

Governmental Regulation

Domestic exploration for the production and sale of oil and gas is extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations affecting the oil and gas industry, which often are difficult and costly to comply with, and which carry substantial penalties for noncompliance. State statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Most states in which we will operate also have statutes and regulations governing conservation matters, including the unitization or pooling of properties and the establishment of maximum rates of production from wells. Many state statutes and regulations may limit the rate at which oil and gas could otherwise be produced from acquired properties. Some states have also enacted statutes prescribing ceiling prices for natural gas sold within their states. Our operations are also subject to numerous laws and regulations governing plugging and abandonment, the discharge of materials into the environment or otherwise relating to environmental protection. The heavy regulatory burden on the oil and gas industry increases its costs of doing business and consequently affects its profitability. We cannot be sure that a change in such laws, rules, regulations, or interpretations, will not harm our financial condition or operating results.

Domestic exploration, development and operation of minerals and metals is extensively regulated at both the federal and state levels. Legislation affecting the mineral industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations affecting the mineral industry that often are difficult and costly to comply with and which carry substantial penalties for noncompliance. State statutes and regulations require permits for exploration, including drilling, construction and operational permits, reclamation bonds, and reports concerning operations. Our activities are subject to numerous laws and regulations reclamation and abandonment, the discharge of materials into the environment or otherwise relating to environmental protection. Our activities are also subject to numerous laws and regulations related to health and safety of mine and mine related workers. The heavy regulatory burden on the mineral industry increases its costs of doing business and consequently affects its profitability. Delays in obtaining or failure to obtain government permits and approvals may adversely impact our activities. The regulatory environment in which Select Resources operates could change in ways that would substantially increase costs to achieve compliance, or otherwise could have a material adverse effect on Select Resources’ activities or financial position.

Environmental Regulation

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

Oil and gas activities can result in liability under federal, state, and local environmental regulations for activities involving, among other things, water pollution and hazardous waste transport, storage and disposal. Such liability can attach not only to the operator of record of the well, but also to other parties that may be deemed to be current or prior operators or owners of the wells or the equipment involved. Numerous governmental agencies issue rules and regulations to implement and enforce such laws, which are often difficult and costly to comply with and which carry substantial administrative, civil and criminal penalties and in some cases injunctive relief for failure to comply. Some laws, rules and regulations relating to the protection of the environment may, in certain circumstances, impose "strict liability" for environmental contamination. These laws render a person or company liable for environmental and natural resource damages, cleanup costs and, in the case of oil spills in certain states, consequential damages without regard to negligence or fault. Other laws, rules and regulations may require the rate of oil and gas production to be below the economically optimal rate or may even prohibit exploration or production activities in environmentally sensitive areas. In addition, state laws often require some form of remedial action, such as closure of inactive pits and plugging of abandoned wells, to prevent pollution from former or suspended operations.

The federal Comprehensive Environmental Response, Compensation and Liability Act, or CERCLA, also known as the "Superfund" law, imposes liability, without regard to fault, on certain classes of persons with respect to the release of a "hazardous substance" into the environment. These persons include the current or prior owner or operator of the disposal site or sites where the release occurred and companies that transported disposed or arranged for the transport or disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for the federal or state government to pursue such claims. It is also not uncommon for neighboring landowners and other third parties to file claims for personal injury or property or natural resource damages allegedly caused by the hazardous substances released into the environment. Under CERCLA, certain oil and gas materials and products are, by definition, excluded from the term "hazardous substances." At least two federal courts have held that certain wastes associated with the production of crude oil may be classified as hazardous substances under CERCLA. Similarly, under the federal Resource, Conservation and Recovery Act, or RCRA, which governs the generation, treatment, storage and disposal of "solid wastes" and "hazardous wastes," certain oil and gas materials and wastes are exempt from the definition of "hazardous wastes." This exemption continues to be subject to judicial interpretation and increasingly stringent state interpretation. During the normal course of operations on properties in which we have an interest, exempt and non-exempt wastes, including hazardous wastes, that are subject to RCRA and comparable state statutes and implementing regulations are generated or have been generated in the past. The federal Environmental Protection Agency and various state agencies continue to promulgate regulations that limit the disposal and permitting options for certain hazardous and non-hazardous wastes.

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

Mineral Operations

Select Resources’ United States exploration and property development activities are subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; the Clean Water Act; CERCLA; Compensation and Liability Act; the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act, and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive. Select Resources’ activities in Canada are also subject to federal and provincial governmental regulations for the protection of the environment. In general, environmental regulations have not had, and are not expected to have, a material adverse impact on Select Resources’ activities or our competitive position. Because we do not have active mining operations at present, these regulations have little impact on our current activities. In 2005, 2004 and 2003, the regulatory requirements had no significant effect on our precious metals or industrial mineral activities as we continued our exploration and project development efforts.

We conduct our operations so as to protect public health and environment and believe our activities are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations. We have made estimates of the amount of such expenditures, but cannot precisely predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements that are applicable to each individual property. At December 31, 2005, $122,431 was bonded for reclamation costs relating to industrial mineral properties through Select Resources’ industrial mineral joint venture, Tri-Western Resources, LLC.

Employees

We had a total of thirty-six employees on December 31, 2005 including 19 in the Tri-Western Resources, LLC joint venture.

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

ITEM 1A Risk Factors

In addition to the other information contained in this Form, 10-K, the following risk factors should be considered in evaluating our business.

Risks Involved in Oil and Gas Operations

Our success depends heavily on market conditions and prices for oil and gas.

Our success depends heavily upon our ability to market oil and gas production at favorable prices. In recent decades, there have been both periods of worldwide overproduction and underproduction of hydrocarbons and periods of increased and relaxed energy conservation efforts. As a result the world has experienced periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis; these periods have been followed by periods of short supply of, and increased demand for, crude oil and to a lesser extent, natural gas. The excess or short supply of oil and gas has placed pressures on prices and has resulted in dramatic price fluctuations.

Estimating oil and gas reserves leads to uncertain results and thus our estimates of value of those reserves could be incorrect.

The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in reserve reports that we periodically obtain from independent reserve engineers.

Any significant variance in these assumptions could materially change the estimated quantities and present value of our reserves. In addition, our proved reserves may be subject to downward or upward revision based upon production history, results of future exploration and development, prevailing oil and gas prices and other factors, many of which are beyond our control. Actual production, revenues, taxes, development expenditures and operating expenses with respect to our reserves will likely vary from the estimates used, and such variances may be material.

Continued production of oil and gas depends on our ability to find or acquire additional reserves, which we may not be able to find.

In general, the volume of production from oil and gas properties declines as reserves are produced. Except to the extent that we acquire properties containing proved reserves or conduct successful development and exploitation activities, or both, our proved reserves will decline as reserves are produced. Our future oil and gas production is, therefore, highly dependent upon our ability to find or acquire additional reserves. The business of acquiring, enhancing or developing reserves is capital intensive. We require cash flow from operations as well as outside investments to fund our acquisition and development activities. If our cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of oil and gas reserves would be impaired.

The unavailability or high cost of drilling rigs, equipment, supplies, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services has risen, and the costs of these services are increasing, while the quality of these services may suffer. The unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel has become particularly severe in California and has materially and adversely affected us because our operations and properties are concentrated in those areas.

In late 2005, in order to counter-act the rig shortage, we purchased a production rig of our own in order to perform necessary workover operations and we plan to acquire more including rigs with drilling capability.

Our oil and gas reserves are concentrated in California. Because we are not diversified geographically, local conditions may have a greater effect on us than on other companies. Substantially all of our oil and gas reserves are located in California. Because our reserves are not diversified geographically, our business is more subject to local conditions than other, more diversified companies.

Oil and gas drilling and production activities are subject to numerous mechanical and environmental risks that could cause less production.

These risks include the risk that no commercially productive oil or gas reservoirs will be encountered, that operations may be curtailed, delayed or canceled and that title problems, weather conditions, compliance with governmental requirements, mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment may limit our ability to develop, produce or market our reserves. New wells we drill may not be productive and we may not recover all or any portion or our investment in the well.

Drilling for oil and gas may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. In addition, our properties may be susceptible to hydrocarbon drainage from production by other operators on adjacent properties.

Industry operating risks include the risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formation and environmental hazards, such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses due to injury or loss of life, severe damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. In accordance with customary industry practice, we maintain insurance against these kinds of risks, but our level of insurance may not cover all losses in the event of a drilling or production catastrophe. Insurance is not available for all operational risks, such as risks that we will drill a dry hole, fail in an attempt to complete a well or have problems maintaining production from existing wells.

Oil and gas activities can result in liability under federal, state, and local environmental regulations for activities involving among other things, water pollution and hazardous waste transport, storage and disposal. Such liability can attach not only to the operator of record of the well, but also to other parties that may be deemed to be current or prior operators or owners of the wells or the equipment involved. Environmental laws could subject us to liabilities for environmental damages even where we are not the operator who caused the environmental damage.

Drilling is a speculative activity, because assessments of drilling prospects are inexact.

The successful acquisition of oil and gas properties depends on our ability to assess recoverable reserves, future oil and gas prices, operating costs, potential environmental and other liabilities and other factors. Exploratory drilling remains a speculative activity. Even when fully utilized and properly interpreted, seismic data and other advanced technologies only assist geoscientists in identifying subsurface structures and do not enable the interpreter to know whether hydrocarbons are in fact present.

Therefore, our assessment of drilling prospects are necessarily inexact and their accuracy inherently uncertain. In connection with such an assessment, we perform a review of the subject properties that we believe to be generally consistent with industry practices. Such a review, however, will not reveal all existing or potential problems, nor will it permit us to become sufficiently familiar with the properties to fully assess their deficiencies and capabilities. Inspections may not always be performed on every well, and structural and environmental problems are not necessarily observable even when an inspection is undertaken.

In most cases, we are not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities and we generally acquire interests in the properties on an “as is” basis with limited remedies for breaches of representations and warranties. In those circumstances in which we have contractual indemnification rights for pre-closing liabilities, the seller may not be able to fulfill its contractual obligation. In addition, competition for producing oil and gas properties is intense and many of our competitors have financial and other resources, which are substantially greater than ours. Therefore, we may not be able to acquire producing oil and gas properties which contain economically recoverable reserves or that we make such acquisitions at acceptable prices.

Governmental regulations make production more difficult and production costs higher.

Domestic exploration for the production and sale of oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations affecting the oil and gas industry which often are difficult and costly to comply with and which carry substantial penalties for noncompliance. State statues and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which we operate also have statutes and regulations governing conservation matters, including the unitization or pooling of properties and the establishment of maximum rates of production from wells. Many state statutes and regulations may limit the rate at which oil and gas could otherwise be produced from acquired properties. Some states have also enacted statutes proscribing ceiling prices for natural gas sold within their states. Our operations are also subject to numerous laws and regulations governing plugging and abandonment, the discharge of material into the environment or otherwise relating to environmental protection. The heavy regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. Any change in such laws, rules, regulations, or interpretations, may harm our financial condition or operating results.

Risks Involved in Our Mineral Exploration Business

Our industrial mineral operations have not yet begun to realize significant revenue.

Select Resources was formed in late 2004. Beginning in 2005, we have invested a significant amount of capital in Select to enter into a joint venture for the development and operation of industrial minerals deposits near Bakersfield, California and to acquire a calcium carbonate mine near Ketchikan, Alaska. The first of these developments, the Monarch calcium carbonate deposit and the Boron basalt and cinder deposits, near Bakersfield, are expected to begin producing and selling minerals during 2006. We have realized no significant revenue from our investment in Select Resources to date, and even after production and sales actually begin we will not be sure whether the mining operations will be economically viable due to changing market conditions, production and sales history, varying customer demands, competition, and other factors associated with new industrial mineral ventures.

Our mining operations may not be profitable.

The economic value of mining operations may be adversely affected by:

•	Declines or changes in demand;

•	Declines in the market price of the various metals or minerals;

•	Increased production or capital costs;

•	Reduction in the grade or tonnage of the deposit;

•	Increase in the dilution of the ore; and

•	Reduced recovery rates;
•	Delays in new project development;

•	New, lower cost competitors;

•	Net losses;

•	Reduced cash flow;

•	Reductions in reserves; and

•	Write-downs of asset values.

Our joint development and operating arrangements may not be successful.

Through Select Resources, we have entered a 50/50 joint venture with Trans-Western Materials, LLC, a private company holding leases on various industrial mineral deposits. As in a typical joint venture arrangement, the partners own a proportionate share of the assets, are entitled to indemnification from each other party and are only responsible for any future liabilities in proportion to its interest in the joint venture. If Trans-Western Materials fails to perform its obligations under the joint venture agreement, we could incur liabilities and losses in excess of our pro-rata share of the joint venture.

Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Our business is subject to a number of risks and hazards including:

•	Environmental hazards;

•	Industrial accidents;

•	Unusual or unexpected geologic formations;

•	Unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions.

Such risks could result in:

•	Personal injury or fatalities;

•	Damage to or destruction of mineral properties or producing facilities;

•	Environmental damage;

•	Delays in exploration, development or mining;

•	Monetary losses; and

•	Legal liability.
For some of these risks, we maintain insurance to protect against these losses at levels consistent with our historical experience, industry practice and circumstances surrounding each identified risk. Insurance against environmental risks is generally either unavailable or, we believe, too expensive for us, and, therefore, we do not maintain environmental insurance. Occurrence of events for which we are not insured may affect our cash flow and overall profitability.

Risks Involved in Our Operations Generally

There are risks associated with forward-looking statements made by us and actual results may differ.

Some of the information in this 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. You should read statements that contain these words carefully because they:

•  discuss our future expectations;
•  contain projections of our future results of operations or of our financial condition; and
•  state other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict and/or over which we have no control. The risk factors listed in this section, other risk factors about which we may not be aware, as well as any cautionary language in this prospectus, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. You should be aware that the occurrence of the events described in these risk factors could have an adverse effect on our business, results of operations and financial condition.

If we are unable to obtain additional funding our business operations will be harmed.

We believe that our current cash position and estimated 2006 cash from operations will not be sufficient to meet our current estimated operating and general and administrative expenses and capital expenditures through the end of fiscal year 2006. As a result, the Company will require additional funding. Although we have always been successful in the past in attracting sufficient capital, we do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent us from implementing our business strategy.

The departure of any of our key personnel would slow our operation until we could fill the position again.

Our success will depend in large part on the continued services of our president and chief executive officer, F. Lynn Blystone. We have an employment agreement with Mr. Blystone which ends at the end of 2006. The loss of his services would be particularly detrimental to us because of his background and experience in the oil and gas industry. We carry key man insurance of $500,000 on Mr. Blystone’s life.

We also consider our chief administrative officer, Thomas J. Cunningham, and the president of our Tri-Valley Oil and Gas subsidiary, Joseph R. Kandle, to be key employees whose loss would be detrimental to us because of their oil and gas industry experience. We do not have employment contracts with either Mr. Cunningham or Mr. Kandle. We carry key man life insurance of $1,000,000 on Mr. Kandle, and no key man insurance on Mr. Cunningham.

We consider the president of our mining subsidiary, Dr. Henry J. Sandri, to also be a key employee. We have no employment contract in place but carry a key man life insurance policy of $1,000,000.

We have identified material weaknesses in our internal control over financial reporting which, if not remediated, may adversely affect our ability to timely and accurately meet our financial reporting responsibilities.

As reported in our Annual Report on Form 10-K, as amended, for the fiscal year ended December 31, 2004, and subsequently in our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2005, as amended, and June 30, 2005, we identified deficiencies that were symptomatic of and contributed to the overall material weakness relating to the financial statement close process identified in our evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. As indicated in Item 9A, we have hired additional personnel and undertaken a process to remediate the remaining deficiencies and believe that these former deficiencies have been remediated. However, 2006 is the first full year for which our improved procedures are in place, and we may discover that additional deficiencies exist or that prior problems may not be fully solved. Weakness in our internal control over financial reporting could cause us to improperly record our financial results and operating results and could result in management errors or omissions to our detriment.

ITEM 2 Properties

Our headquarters and administrative offices are located at 4550 California Avenue, Suite 600, Bakersfield, California 93309. We lease approximately 10,300 square feet of office space at that location. Our principal properties consist of proven and unproven oil and gas properties, mining claims on unproven precious metals properties, maps and geologic records related to prospective oil and gas and unproven precious metal properties, an industrial minerals plant site, office and other equipment. TVOG has a worldwide geologic library with data on every continent except Antarctica including over 700 leads and prospects in California, our present area of emphasis, along with more than 20,000 line miles of digitized 2-D seismic, the workhorse of the majority of the seismic in California.

Oil and Gas Operations

During 2005, Tri-Valley acquired several oil and gas properties. Below is a description of the properties which were acquired jointly with the Opus-I Partnership in which Tri-Valley owns 25% and investor partners own the remaining 75%.

The Temblor Valley property in Kern County consists of two producing oil properties, one in the South Belridge Oil Field contains 49 wells, 24 producing, 24 idle and 1 injector well. The other property is in the Edison Oil Field and consists of 7 wells, 4 producing, 2 idle and 1 injector well. Our plan is to return the idle wells in both fields to production and drill additional wells this year.

Another property is in Ventura County and is comprised of three leases in the Oxnard Oil Field. This property is the Pleasant Valley prospect. The Company plans to drill several vertical test wells prior to drilling a number of horizontal wells.

Tri-Valley also acquired approximately 6,900 acres in the Moffat Ranch gas field west of Madera, California. Two formerly producing wells will be reworked and put back on production. A third well was drilled by the previous leaseholder. It was not tested and subsequently was abandoned. Our technical team believes the well should be re-entered and completed for production. The Company plans to drill a 10,300 foot well to appraise several other zones that produce on neighboring properties but are so far untested on the Moffat Ranch property.

Also, the Company holds approximately 17,000 acres in Nevada, all chosen from proprietary data as prospective for oil and gas exploration.

Tri-Valley holds interests in other properties outside of the Opus Partnership. We have producing interests in gas fields in the Sacramento Valley of Northern California in the Rio Vista and Dutch Slough Gas Fields.

The Company purchased approximately 6,670 acres of mineral rights, which basically covers what was the Chowchilla Ranch Gas Field in Madera County, California. This land position is held by a single producing gas well at this time. Tri-Valley believes this land position to be very under developed and under exploited and plans to re-enter, recomplete and further infill drill the leasehold position. Tri-Valley has also leased an approximate additional 7,500 acres offsetting the 6,670 acre Chowchilla property.

During 2005, the Company successfully hydraulically fractured the Ekho #1 well in the Vedder Zone of completion in the interval between 18,018’ and 18,525’ injecting approximately 5,000 barrels of fluid, which carried approximately 118,000-pounds of bauxite propping material. While very successful mechanically, the operation did not result in the well producing hydrocarbons at commercial rates. This well still has multiple targets to evaluate further up the hole. The Company has been reviewing the resulting data from the fracturing operation both internally and with outside firms as it believes the potential reserve of the Vedder Zone deserves that degree of attention. We have not made a final decision yet concerning the next course of action.

Also during 2005, the Company also successfully hydraulically fractured a 1,000’ portion of the 3,000’ horizontal portion of the well bore in the Sunrise-Mayel #2H Redrill #2 well in the Sunrise Natural Gas Project in Delano, California. The well was hydraulically fractured utilizing gelled diesel, which carried in approximately 138,000 pounds of sand. Again, while mechanically successful, the operation did not result in the well producing hydrocarbons at commercial rates. As with the Ekho Project, the Company continues to review all available techniques to bring the Sunrise Project potential to commercial realization because of the volume of natural gas in place in the tight reservoir.

Also in 2005, the Company drilled the Midland Trail Prospect in Railroad Valley, Nevada, approximately 90 miles southwest of Ely, Nevada. The Midland Trail #1-32 well was drilled to 7,063’. Based on the results of three (3) independent log analyses, with all confirming very good hydrocarbon potential in-place, casing was run for completion and testing. Extensive testing in the Devonian interval between 5,700’ to 6,800’ found extremely fresh water which completely surprised all of the experts. Fresh water produces literally the same log response as does the presence of oil. The Company is currently reviewing the shallower volcanic section, which is the interval where the offsetting Eagle Springs and Trap Springs do produce.

The 2006 development plan for the Pleasant Valley property will initially focus on the shallow Vaca heavy oil sands. The Company plans to drill a 3,000 foot well to core and appraise the upper Vaca Sand unit near Oxnard, California and expects to follow up with one or more twin horizontal well bores for steam assisted gravity drainage (SAGD) recovery. The ultimate recovery plan envisions as many as 20 SAGD wells. Later, a 10,000 foot well will be drilled to appraise several deeper formations to the LLajas zone for potential additional recovery of lighter gravity oils as well.

The trend of demand outstripping available supplies continues and has become more acute in the last year both worldwide and particularly in California which is currently importing 60% of its oil and nearly 90% of its natural gas use. This is all reflected in the extreme spiraling up price trend in the last year.

Tri-Valley contracts for the drilling of the majority of its wells and currently does not own any bulk storage facilities or refineries. Tri-Valley does own a small segment of a pipeline in Tracy, California. To counter the mounting shortage of production and drilling rigs, the Company is assembling a fleet to service its own wells and contract out when not in use.

Tri-Valley has retained the services of Cecil Engineering, an independent engineer qualified to estimate our net share of proved developed oil and gas reserves on all of our oil and gas properties at December 31, 2005 for SEC filing. We do not include any undeveloped reserves in these reserve studies. Only proved developed reserves are listed in our reserve report. Price is a material factor in our stated reserves, because higher prices permit relatively higher-cost reserves to be produced economically. Higher prices generally permit longer recovery, hence larger reserves at higher values. Conversely, lower prices generally limit recovery to lower-cost reserves, hence smaller reserves. The process of estimating oil and gas reserve quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimated data at best.

Our estimated future net recoverable oil and gas reserves from proved developed properties as of December 31, 2005, December 31, 2004 and December 31, 2003 were as follows:

	BBL		MCF

December 31, 2005	Oil	218,030	Natural Gas	779,598
December 31, 2004	Condensate	162	Natural Gas	742,401
December 31, 2003	Condensate	162	Natural Gas	1,251,548

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from our proved developed oil and gas reserves, discounted at 10%, was $7,056,072 at December 31, 2005, $1,958,238 at December 31, 2004, and $2,270,632 at December 31, 2003. The unaudited supplemental information attached to the consolidated financial statements provides more information on oil and gas reserves and estimated values.

The following table sets forth the net quantities of natural gas and crude oil that we produced during:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Natural Gas (MCF)	128,602	126,942	162,314
Crude Oil (BBL)	17	22	25

24

The following table sets forth our average sales price and average production (lifting) cost per unit of oil and gas produced during:

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2005		2004		2003

	Gas (Mcf)	Oil*	Gas (Mcf)	Oil*	Gas (Mcf)	Oil*
Sales Price	$7.00	$44.34	$5.66	$40.60	$5.07	$29.46

Production Costs	$0.73	$ 0.00	$1.14	$ 0.00	$0.78	$ 0.00

Net Profit	$6.27	$44.34	$4.52	$40.60	$4.29	$29.46
* Amount represents total sales price of associated condensate, unable to determine production cost per barrel.

As of December 31, 2005 we had the following gross and net position in wells and developed acreage:

Wells (1)		Acres (2)
Gross	Net	Gross	Net
11	4.537	2,192	645

(1)
"Gross" wells represent the total number of producing wells in which we have a working interest. "Net" wells represent the number of gross producing wells multiplied by the percentages of the working interests which we own. "Net wells" recognizes only those wells in which we hold an earned working interest. Working interests earned at payout have not been included.

(2)	"Gross" acres represent the total acres in which we have a working interest; "net" acres represent the aggregate of the working interests which we own in the gross acres.

The following table sets forth the number of productive and dry exploratory and development wells which we drilled during:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2005	2004	2003

Exploratory
Producing	-0-	-0-	-0-
Dry	1	1	2
Total	1	1	2

Development
Producing	-0-	-0-	-0-
Dry	-0-	-0-	-0-
Total	-0-	-0-	-0-

24

The following table sets forth information regarding undeveloped oil and gas acreage in which we had an interest on December 31, 2005:

State	Gross Acres	Net Acres
California	21,145	19,605
Nevada	18,559	18,559

Our undeveloped acreage is held pursuant to leases from landowners. Such leases have varying dates of execution and generally expire one to five years after the date of the lease. In the next three years, the following lease gross acreage expires:

Expires in 2006	1,059 acres
Expires in 2007	6,466 acres
Expires in 2008	4,524 acres
Mining Activity

Select Resources’ precious metals properties are located in interior Alaska, United States and western Yukon, Canada. They are the Richardson, Shorty Creek and Typhoon.

The Richardson property was obtained by Tri-Valley in 1987 and comprised of 626 40-acre claims and 15 160-acre claims, of which 104 claims are leased from others, all located solely on State owned lands requiring annual assessment work, and an annual per claim fee. All fees are current. Mineral properties claimed on open state land require minimum annual assessment work of $100 worth per State of Alaska claim. Expenditures on the Richardson, Alaska acreage have already carried forward annual assessment requirements more than four years on all its claims.

The Richardson claim block covers about 44.9 square miles or 28,720 acres of land, all of which is owned by the State of Alaska. The claims lie immediately north of the Richardson Highway, an all-weather paved highway that connects Fairbanks, Alaska, with points south and east. Fairbanks is approximately 65 miles northwest of Richardson, and Delta Junction, also on the highway, is about 30 miles to the southeast. The Trans Alaska Pipeline corridor is near the northeastern edge of the claim block and the service road along the pipeline provides access to the claims from the north. Numerous good to fair dirt roads traverse the claims.

The following table sets forth the information regarding the acreage position of the Richardson claim block that we have under lease in Alaska as of December 31, 2005:

State	Gross Acres	Net Acres
Alaska	28,720	27,926

The Richardson Project is an early stage gold exploration project in the Richardson District with past placer and load gold production and prospective geochemical signatures consistent with intrusion-related gold systems. A number of highly prospective zones were identified in previous historical exploration, geochemical sampling and drilling over several previous exploration campaigns including the Richardson Lineament (including the Democrat Mine), Hilltop, Shamrock, Buckeye and others. In 2005, Select Resources carried out a geophysical and satellite interpretation programs over the entire Richardson property and a multi-element soil auger geochemical program extending along the length of the known Richardson Lineament. The surveys defined a series of six discrete precious metal and other element anomalies along the approximate 4.5 mile strike length and one mile width of the geochemical area tested. Select Resources also drilled eight diamond drill holes in the Democrat Mine area for a total of 3,050 feet. Assay information is pending.

Select Resources obtained the Shorty Creek property in 2004. It is located about 60 miles northwest of Fairbanks, Alaska on the all-weather paved Elliott Highway that connects Fairbanks, Alaska with the North Slope petroleum production areas. Fairbanks is approximately 60 miles to the southwest, and the property is about 3 miles south of the abandoned townsite of Livengood. At Shorty Creek, Select Resources controls mineral rights to 164 State of Alaska mining claims through staking and lease arrangements from Gold Range Ltd., covering approximately 16 square miles.

The following table sets forth the information regarding the acreage position of the Shorty Creek claim block that we have under lease in Alaska as of December 31, 2005:

State	Gross Acres	Net Acres
Alaska	9,700	9,700

Mineral properties claimed on open state land require minimum annual assessment work of $100 worth per State of Alaska claim. All fees are current.

The Shorty Creek Project is an early stage gold exploration project in the Livengood District with historical exploration, geochemical sampling and drilling over several previous exploration campaigns identifying anomalous concentrations of gold, copper, molybdenum and their pathfinder elements. In 2005 Select Resources carried out a geophysical and satellite interpretation programs over the entire Shorty Creek property. Select Resources also conducted a multi-element soil auger geochemical program extending over one of four distinctive aeromagnetic anomalies, covering an area approximately of 1 mile, resulting in the identification of five precious metal and base metal anomalies.

The Typhoon property was obtained by Select Resources in 2005. It is located in the west-central Yukon Territory of Canada, approximately 225 miles northwest of Whitehorse and 75 miles southeast of Dawson City. The claim group is traversed by the Barlow Dome road, extending 12 miles from the paved all-weather North Klondike Highway. At Typhoon, Select Resources controls mineral rights to 98 Yukon quartz claims over a 7 square mile area on Crown Land (Canadian federal land). An exploration agreement with Curlew Lake Resources Inc. covers 36 of these claims. All fees associated with these claims are current.

The Typhoon Project is an early stage gold exploration project within the Clear Creek District, an area with historical placer production and more recent extensive exploration for lode gold deposits. In 2005 Select Resources carried out a geophysical and satellite interpretation programs over the entire Typhoon property and a multi-element soil geochemical program and a ground magnetic survey resulting in the identification of a precious metal and base metal anomaly.

To date, Select Resources has not identified proven or probable mineral reserves on these properties. There is no assurance that a commercially viable mineral deposit exists on any of these mineral properties. Further exploration is required before a final evaluation as to the economic and technical feasibility can be determined.

Select Resources industrial mineral projects consist of the Admiral calcium carbonate mine in Alaska and through Tri-Western Resources, LLC joint venture.

The Admiral Mine was obtained in 2005 from Sealaska Corporation. It is located on the north-west side of Prince of Wales Island, approximately 150 (air) miles south of Juneau and 88 (air) miles northwest of Ketchikan. The mine consists of 13.7 million tons of drilled high chemical grade, high brightness and high whiteness mineralized material, and is considered to be in the top 1% of high grade CaCO3 deposits in the world. "Mineralized material" means a mineralized body, which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Determinations of mineralized material are based upon unit cost, grade, recoveries, and other material factors to reach conclusions regarding legal and economic feasibility. Grade and brightness tests were conducted by Hazen Research of Golden, Colorado on selected run-of-mine and core sample material. Hazen's and independent geological engineer, M. G. Bright's grade and tonnage figures correspond and support the earlier grade and tonnage figures represented by Sealaska and SeaCal, LLC. No proved or probable ore reserves have been determined which meet the standards set forth in the SEC's Industry Guide 7. We have obtained a preliminary estimate on the mine from M. G. Bright, independent registered professional geologist, which identifies a total of approximately 13.7 million tons of high grade to ultra high grade (+94% to +98% CaCO3), high brightness (+95 GE Brightness @ -325 mesh) calcium carbonate mineralized material in place. The purchase also includes all associated infrastructure and equipment which the previous owner installed at a cost exceeding $20 million. The current mine covers only 15 acres; the entire property covers 572 acres of patented mining ground, and includes all operating permits and tideland leases. Less than 10% of the gross acreage has been explored and the Company believes additional resources may yet be discovered. We do not currently have plans to proceed with redevelopment of the mine but intend to hold it while Select Resources pursues other previously identified opportunities.

In 2005, Tri-Western Resources initiated the permitting and development of a calcium carbonate deposit near Mojave, California, and a basalt deposit and a cinder deposit near Boron, California. Select Resources purchased a 10-acre industrial property in Bakersfield California, with 129,000 square feet of buildings to be used in the processing of calcium carbonate and other industrial minerals. This facility is occupied by Tri-Western Resources.

ITEM 4 Submission of Matters To A Vote Of Security Holders

We held our annual meeting on October 20, 2005. At the meeting, the shareholders re-elected all of the seven directors who were recommended by the board.
The shareholder votes were as follows:

Measure #1 - Election of Directors
	FOR	AGAINST	ABSTAIN
F. Lynn Blystone	11,611,328	118,922
Milton J. Carlson	11,688,211	42,039
C. Chase Hoffman	11,673,444	56,865
Dennis P. Lockhart	11,990,064	40,186
Loren J. Miller	11,661,343	68,907
Harold J. Noyes	11,564,716	165,534
Henry Lowenstein	11,694,328	35,922

Measure #2 - Incentive Stock Option Plan	11,259,404	397,891	72,955

PART II

ITEM 5 Market Price Of The Registrant's Common Stock And Related Security Holder Matters

On October 29, 2003, shares of Tri-Valley Corporation stock began trading on the American Stock Exchange under the symbol “TIV”. Prior to that, shares had been traded over-the-counter on the Electronic Bulletin Board under the symbol "TRIL." The following table shows the high and low sales prices reported on AMEX for the year ended December 31, 2005 as well as for 2004, and the high and low closing prices of Tri-Valley stock for the quarterly periods indicated:

	Sales Prices		Closing Prices
	High	Low	High	Low
2005
Fourth Quarter	$12.25	$5.52	$11.75	$6.14
Third Quarter	$14.09	$8.51	$14.00	$8.99
Second Quarter	$14.30	$8.13	$14.30	$9.12
First Quarter	$17.50	$7.70	$17.27	$7.90

	Bid Prices		Asked Prices
	High	Low	High	Low
2004
Fourth Quarter	$12.98	$4.40	$12.23	$4.46
Third Quarter	$ 4.70	$3.73	$ 4.70	$3.89
Second Quarter	$ 4.94	$3.90	$ 4.91	$3.98
First Quarter	$ 5.40	$4.30	$ 5.40	$4.36

As of December 31, 2005, we estimate that our common stock was held by approximately 4,500 shareholders in the United States and several foreign countries.

We historically have paid no dividends and at this time do not plan to pay any dividends in the immediate future. Rather, we strive to add share value through discovery success. In 2005 trading volume exceeded 42 million shares.

Recent Sales of Unregistered Securities

During the fourth quarter of 2005, we issued 98,000 shares of common stock without registration under the Securities Act of 1933 which have not been previously reported on Form 8-K. On October 28, 2005, 90,000 shares were issued to two private individuals in exchange for their right, title and interest in certain State of Alaska mining claims. The closing price of our stock on that day was $7.72 per share. On December 22, 2005, a total of 8,000 shares were awarded to four outside directors for services in accordance with usual and approved practice. The closing price of our common stock on that day was $8.13 per share. All of these shares issued in privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

During the fourth quarter of 2005, we issued a total of 198,000 shares of common stock without registration under the 1933 Act.

ITEM 6 Selected Historical Financial Data
	Year Ended December 31,
	2005	2004	2003	2002	2001
Income Statement Data:		(restated)	(restated)
Revenues	$12,528,606	$4,498,670	$6,464,245	$6,284,908	$2,130,187
Operating Income (Loss)	$(9,730,071)	$(1,171,005)	$456,109	$769,130	$(117,972)
Basic Earnings Per Share	$(0.43)	$(0.06)	$0.02	$0.04	$-
Diluted earnings per share	$(0.39)	$(0.05)	$0.02	$0.04	$-

Balance Sheet Data:
Property and Equipment, net	$13,635,981	$1,778,208	$1,543,121	$1,974,501	$2,010,457
Total Assets	$19,738,730	$14,473,326	$8,341,782	$4,634,874	$3,381,757
Long Term Obligations	$4,528,365	$6,799	$16,805	$26,791	$8,371
Stockholder's Equity	$7,572,720	$6,796,903	$1,851,783	$1,262,306	$353,776
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

Overview

Thanks to the acquisition of producing properties, TVOG’s production and reserves are increasing while demand increases. While the trend for demand to outstrip available supplies is worldwide as well as national, we believe that it is particularly acute in California, our primary venue for exploration and production, which imports nearly 60% of its oil and nearly 90% of its natural gas demand. Oil prices tend to be set based on supply and demand, while natural gas prices seem to be more dependent on local conditions. We expect that gas prices will hold steady or possibly increase over this year. If, however, prices should fall, for instance due to new regulatory measures or the discovery of new and easily producible reserves or a terrorist attack that would reduce flying and traveling to create a temporary glut from reduced fuel use, our revenue from oil and gas sales would also fall.

In 2002 we created a limited partnership called the OPUS-I. The purpose of this partnership is to raise one hundred million dollars by selling partnership interests. For the year ended December 31, 2005, OPUS I partnership raised $15,194,850 and spent $16,302,783, part of which was on the acquisition of two properties totaling $6.9 million, with the remaining amount being spent primarily on drilling Sunridge, Midland Trail, the Ekho frac and the Sunrise Redrill # 2. Additionally, in 2004 we drilled one well on the Los Gatos prospect which was a dry hole and was abandoned.

At the end of 2005, with the acquisition of Pleasant Valley, Temblor Valley and Moffat Ranch East on behalf of the partnership, it was determined to end the raising of funds for the remainder of exploration plays in favor of capitalizing development of the properties to build production and revenue to achieve a high multiple return to Opus investors rather than continue further exploration risk for the Opus I partners. A new partnership is envisioned for further exploration.

Tri-Valley continues grading and prioritizing our proprietary geologic library, which contains over 700 California leads and prospects, for exploratory drilling. We use our library and our seismic database and other geoscientific data to decide where we should seek oil and gas leases for future exploration. From this library we were able to put together many of the prospects currently in OPUS-I. Of course, we cannot be sure that any future prospect can be obtained at an attractive lease price or that any exploration efforts would result in a commercially successful well.

Tri-Valley believes that is has acquired an inventory of under explored/under exploited properties with the potential to yield a multiple return on investment with further development. The Company believes our existing inventory of projects bears a high enough ratio of potentially successful to unsuccessful projects to deliver value to our drilling partners and our shareholders from successful wells, in excess of the total costs of all successful and unsuccessful projects. Our future results will depend on our success in finding new reserves and commercial production, and there can be no assurance what revenue we can ultimately expect from any new discoveries. Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts for cash management functions.

Critical Accounting Policies

We prepare Consolidated Financial Statements for inclusion in this Report in accordance with accounting principles that are generally accepted in the United States ("GAAP"). Note 2 to our Consolidated Financial Statements (contained in Item 8 of this Annual Report) contains a comprehensive discussion of our significant accounting policies. Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and disclosures with the Audit Committee of our Board of Directors.

Successful Efforts Method Of Accounting

The Company utilizes the successful efforts method of accounting for oil and gas activities as opposed to the alternate acceptable full cost method. In general, the Company believes that, during periods of active exploration, net assets and net income are more conservatively measured under the successful efforts method of accounting for oil and gas producing activities than under the full cost method. The critical difference between the successful efforts method of accounting and the full cost method of accounting is as follows: Under the successful efforts method, exploratory dry holes and geological and geophysical exploration costs are charged against earnings during the periods in which they occur; whereas, under the full cost method of accounting, such costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the earnings of future periods as a component of depletion expense

Use of Estimates

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

In 2005, our proved, developed gas reserve estimates were revised upward by a total of approximately 165,000 million cubic feet. These upward revisions were the result of increasing the potential future recoverable reserves from approximately 742,000 million cubic feet. Also in 2005, our proved oil reserves estimated were increased by a total of approximately 217,000 barrels of oil due to acquisitions of oil properties.

It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2005 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we have based the estimated present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and cost may be materially higher or lower than the prices and costs as of the date of the estimate.

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

Impairment of Proved Oil and Gas Properties. We review our long-lived proved properties, consisting of oil and gas reserves, at least annually and record impairments to those properties, whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Proved oil and gas properties are reviewed for impairment by depletable field pool, which is the lowest level at which depletion of proved properties are calculated. Management assesses whether or not an impairment provision is necessary based upon its outlook of future commodity prices and net cash flows that may be generated by the properties. We determine that a property is impaired when prices being paid for oil or gas make it no longer profitable to drill on, or to continue production on, that property. Price increases over the past three years have reduced the instances where impairment of reserves appeared to be required, though we did record impairment expense of $90,165 in 2005 as a result of reducing potential future recoverable reserves.

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

Other Significant Accounting Policies

In addition to those significant accounting policies described in Note 2 to our Consolidated Financial Statements, we have adopted the following accounting policies which may require the use of estimates.

Deferred Tax Asset Valuation Allowances. We maintain a valuation allowance against our deferred tax assets, which result from net operating losses and statutory depletion carryforwards from prior years. We continually assess whether it is more likely than not that deferred tax assets can be realized prior to their expiration, but we currently have a valuation allowance of 100% of the value of the deferred tax assets. See Note 7 to our Consolidated Financial Statements.

Commitments and contingencies. We make judgments and estimates regarding possible liabilities for litigation and environmental remediation. We have no ongoing litigation. We routinely have clean-up and maintenance obligations in connection with oil and gas drilling and production activities, but we have never had a material environmental liability or claim. See Note 11 to our Consolidated Financial Statements.

Goodwill. We evaluate goodwill at least annually in December. At December 31, 2005, goodwill, which consists of purchased assets of our subsidiary, TVOG, constituted less than 2% of our total assets. See Note 2 - Goodwill - of our Consolidated Financial Statements.

Intangible Assets

Deferred tax asset valuation allowances. From 1995 to 2005, the Company has maintained a valuation allowance against its deferred tax assets. SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. As of December 31, 2005, the Company has concluded that it is more likely than not that it will realize its gross deferred tax asset position after giving consideration to relevant facts and circumstances.

Tri-Valley will continue to monitor company-specific, oil and gas industry economic factors and will reassess the likelihood that the Company’s net operating loss and statutory depletion carryforwards will be utilized prior to their expiration.

Environmental contingencies. The Company makes judgments and estimates in recording liabilities for ongoing litigation and environmental remediation. Actual costs can vary from such estimates for a variety of reasons. Environmental remediation liabilities are subject to change because of changes in laws, and regulations; additional information obtained relating to the extent and nature of site contamination and improvements in technology. Under GAAP, a liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimated. See Note 11 of Notes to Consolidated Financial Statements included in “Item 8. Financial Statements” for additional information regarding the Company’s commitments and contingencies.

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

The following is a discussion of the Company’s most critical accounting estimates, judgments and uncertainties that are inherent in the Company’s application of GAAP:

Accounting for Oil and Gas Producing Activities

Accounting for Suspended Well Costs: The Company has adopted FASB Staff Position FAS 19-1, “Accounting for Suspended Well Costs” effective January 1, 2005. Under this guidance, management is required to expense the capitalized costs of drilling an exploratory well if proved reserves are not found unless reserves are found and the enterprise is making sufficient progress on assessing the reserves and the economic and operating viability of the project.

Oil and Gas Production: The Company generally sells a percentage of production at the monthly spot price. In times when we expect the price of gas to weaken, we try to increase the amount we sell under fixed prices. When we expect the price of gas to rise, we seek to sell more gas in the spot market. In 2005, 2004 and 2003, we sold our gas 100% on the spot market. Because we expect gas prices to be steady or to rise, we intend to sell 100% of our production on the spot market in 2006. Thus, a drop in the price of gas in 2006 could possibly have a more adverse impact on us than if we entered into some fixed price contracts for sale of future production.

Our proved hydrocarbon reserves were valued using a standardized measure of discounted future net cash flows of $7,056,072 at December 31, 2005, compared to $1,958,238 and $2,270,632 on December 31, 2004, and 2003 after taking into account a 10% discount rate and also taking into consideration the effect of income tax. This increase was due primarily to our share of the acquisition of the Temblor Valley project. Estimates such as these are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves. The Temblor properties were acquired at year-end 2005, and have not, as of December 31, 2005, added significantly to Tri-Valley’s actual production of oil and gas. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company. This value does not appear on the balance sheet because accounting rules require discovered reserves to be carried on the balance sheet at the cost of obtaining them rather than the actual future net revenue from producing them. Tri-Valley typically has no discovery cost to put on the balance sheet as explained below.

Drilling and Development Activities: Tri-Valley sold working interests and prospects in its test wells to the Opus-1 drilling partnership. The sales price of the interest is intended to pay for all drilling and testing costs on the property. Tri-Valley retains a minority "carried" ownership interest in the well and does not pay its proportionate share of drilling and testing costs for the first well drilled on each prospect. However, the Company does pay its proportionate cost of any subsequent well drilled on each prospect. Under these arrangements, we usually minimize the Company's cost to drill and also receive a minority interest from the reserves we discover. On the other hand, we occasionally incur extra expenses for drilling or development that we choose, in our discretion, not to pass on to other venture participants.

During 2005, Tri-Valley acquired and retained 25% working interest in three (3) oil properties with two of the three properties being what Tri-Valley believes to be very under developed and under exploited oil properties. One property consisted of three separate leases in the Oxnard Oil Field in Ventura County, California and two properties were in Kern County, California.

One Kern County property was a producing property in the Edison Oil Field and the second property was a producing property in the South Belridge Oil Field containing a total of 57 wells, total consisting of 28 wells currently producing at this point. Plans call for returning the remaining wells to active production. The Oxnard Oil Field properties contained three existing non-producing wells.

Tri-Valley also purchased approximately 6,670-acres of mineral rights, which basically covers what was the Chowchilla Ranch Gas Field in Madera County, California. This land position is held by a single producing gas well at this point. Tri-Valley believes this land position to be very under developed and under exploited and plans to being re-entering, recompleting and further infill drill the leasehold position.

In addition to these properties, Tri-Valley also holds producing interests in gas leases in the Sacramento Valley of Northern California in the RioVista and Dutch Slough Gas Fields.

Mining Activity

During 2005, the price of gold has fluctuated between $411 and $536 per ounce continuing the support for the exploration and development of precious metals, including the support of junior exploration ventures. Accordingly, management is advancing its precious metal opportunities.

We completed the buyout of royalty and carried working interest burdens on its Richardson, Alaska gold exploration project in order to transfer a clean property into Select Resources Corporation. We are recording non cash losses as a result of issuing stock for these interests, which are non producing at this time and cannot be booked as assets equal to the value of the stock paid. We believe the ultimate return we can realize on the property unburdened by royalty and carried interests will exceed the upfront costs of the buyout. In December 2005, we transferred our precious metal assets controlled by Tri-Valley Corporation to Select Resources.

Select Resources is staffed by F. Lynn Blystone, Chairman and CEO, Dr. Henry J. Sandri; President, Ian Chapman, Vice President; Thomas J. Cunningham, Director; Arthur M. Evans, Chief Financial Officer; David C. Oliver, Senior Staff Geologist; Dr. Odin Christensen, consulting geologist and technical team leader; Dr. Craig Beagle, consulting geophysicist; Dr. Jeffrey Jaacks, consulting geochemist; Sandra Perry, consulting remote sensing specialist; and a GIS specialist.

In 2005, Select advanced all three of its gold properties with geophysical and satellite interpretation programs, and geochemical sampling programs. In addition, at Richardson, Select Resources drilled eight diamond drill holes in the Democrat Mine area. The core holes demonstrated the structure is considerably larger than previously suspected and the system is extensively altered and mineralized.

In 2005, Tri-Western Resources initiated the permitting and development of a calcium carbonate deposit near Mojave, California, a basalt deposit and a cinder deposit near Boron, California. The projects are designed to produce specialty grade basalt for the building products industry and other applications, chemical grade calcium carbonate as a filler, extender and loader, and decorative stone as a by-product from the two operations, for sale in the landscaping market. Neither deposit was operational in 2005. However, commercial cinder production began in the first quarter of 2006.

Results of Operations

Comparison of Years Ended December 31, 2005, 2004 and 2003

Revenue

Primarily from heavy forward investment in its projects, which included $3 million in stock for buyback of royalty burden on its Alaska mineral property and start-up costs for our mining subsidiary, we lost $9.7 million in 2005 compared to a loss of $1.17 million in 2004. In 2003, we had operating income before taxes of about $495,000. Total revenue was $8 million higher this fiscal year compared to fiscal year 2004, which was about $1.96 million lower than 2003. Revenue from oil and gas sales was roughly the same for the fiscal year 2005 compared to fiscal year 2004 Interest income was about $75,000 more for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to more cash on hand during the year earning interest. $11,000 more than 2003. Revenue from Drilling and Development activities are $7.9 million more this period compared to the same period last year. 2004 Revenue from drilling and development activities was about $1.9 million lower compared to 2003. This is due primarily to sales of drilling and development prospects. The Company expects its Temblor (South Belridge and Edison) and Pleasant Valley to begin production in 2006.

The Company lost $1,171,005 in 2004 compared to profits of $456,109 in 2003. Total revenue was about $1.88 million lower in 2004 than in 2003. In 2004, our revenue from drilling and development fell to about $3.56 million, compared to $5.44 million in 2003. In 2004 we recorded drilling and development revenues from drilling only one well, compared to revenues recorded from drilling three wells in 2003.

In 2005, our largest source of revenue has been oil and gas drilling and development. We record revenue received by us from joint ventures for drilling and development when we complete drilling wells that have been sold to joint venture partners, including the Opus-I drilling partnership. In 2005, our revenue from drilling and development increased to about $11.42 million, compared to $3.56 million in 2004. This increase was largely due to a $3.5 million frac job on the Ehko well and the drilling of the Midland Trail well in Nevada which cost about $3.4 million. Also in 2005, our interest income increased from about $46,000 in 2004 to about $121,000 in 2005. This increase was due to both increasing interest rates and an increased average cash balance.

Also, in 2004 and 2003, our largest source of revenue has been oil and gas drilling and development. In 2004, our revenue from drilling and development fell to about $3.56 million, compared to $5.44 million in 2003. In 2004 we recorded drilling and development revenues from drilling only one well, compared to revenues recorded from drilling three wells in 2003.

Costs and Expenses

Costs and expenses were $16.5 million more for the year ended December 31, 2005 compared to year end 2004. Mining exploration expenses were $5.7 million more for the period ended December 31, 2005 than for the same period in 2004, due to increased mining exploration activity, purchase of royalties and properties that had to be expensed, and start-up expenses associated with our industrial minerals operations. Oil and gas lease activity was $93,429 for the year ended December 31, 2005 and $144,101 for the year ended December 31, 2004. We did not spend as much for leases this year compared to the previous year due to the expiration of some leases in 2005 that were not renewed. Costs from drilling and development activities were $7.0 million more this year than in 2004 because of the increased drilling activity (one well complete in 2005 and one well which drilling was in progress but not completed until January 2006) , a $3.5 million frac job on the Ehko well and the redrill of the Sunrise well. . General and administrative costs were $3.1 million higher this year than last year due in large part to the increased activity in our minerals segment of the Company. Tri-Western Resources and Select Resources had greatly increased travel costs, start-up expenses, insurance premiums and fees to consulting geologists in 2005, their first full year of operation.

We expect our costs and expenses to increase significantly in 2006 due to drilling and workover activities on the Temblor and Pleasant Valley properties.

Because of our reduced drilling activity in 2004, our drilling and development costs fell. Our 2004 drilling and development costs fell 45% from 2003. This was due to fewer wells being permitted and the difficultly in getting drilling rigs during 2004.

Likewise, oil and gas lease expense fell as our production activity fell in 2004, mainly due to having two shut in wells for much of 2004, for which we incurred fewer operating costs. Likewise, depreciation, depletion and amortization expense fell in 2004 compared to 2003 due to lower production levels, but this is a minor component of our current operating costs.

Financial Condition

Balance Sheet

At December 31, 2005 we had $4,876,921 in cash compared to $11,812,920 for December 31, 2004. This represents, for the most part, cash invested by the OPUS I partners for the drilling of oil and gas wells in that limited partnership. The reduction was caused primarily from the expenditures in drilling the Sunridge, Midland Trail, the Ekho frac and the Sunrise redrill. Property and equipment is $11,857,773 more for the current period compared to last year because of fixed assets and property additions. The property additions were primarily for milling equipment and a facility to house the milling equipment and the purchase of the Pleasant Valley and Temblor Valley oil properties. Deposits increased about $116,000 in 2005 compared to 2004 due to the payments made to secure the purchase of some equipment.

Shareholder equity increased from $6,796,903 in 2004 to $7,572,720 for 2005. This increase was due mainly to the private placement of common stock.

At December 31, 2004 we had $11,812,920 in cash compared to $6,006,975 for December 31, 2003. This represents, for the most part, cash invested by the Opus I partners for the drilling of oil and gas wells in that limited partnership. Property and equipment was $235,087 more for the year 2004 compared to the year 2003 because of increased leasehold interest acquired last year. Deposits decreased $171,698 in 2004 compared to 2003 due to the settlement of a lawsuit and the payment of the award, which was secured by a bond.

Commitments

Generally, our financial commitments arise from selling interests in our drilling prospects to third parties, which results in an obligation to drill and develop the prospect. If we are unable to sell sufficient interests in a prospect to fund its drilling and development, we must either amend our agreements to drill the prospect or locate a substitute prospect acceptable to the participants.

Delay rentals for oil and gas leases amounted to $718,630 in 2005. Advance royalty payments and gold mining claims maintenance fees were $207,830 for the same period. We expect that approximately equal delay rentals and fees will be paid in 2006 from operating revenues.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures and lease arrangements as of December 31, 2005

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long term debt(1)	$966,284	$1,240,351	$775,851	$2,218,672	$5,201,158
Operating lease commitments (2)	154,700	371,280	371,280	30,940	928,200
Total contractual cash obligations	$1,120,984	$1,611,631	$1,147,131	$2,249,612	$6,129,358

(1)	represents cash obligations for principal payments and interest payments on various loans which are all secured by the asset financed. For further detail, see Note 4 to the financial statements..
(2)	lease agreement of new corporate headquarters in Bakersfield, California, lease terms are until March 2011 at a monthly payment of $15,470.

Operating Activities

Net cash used by operating activities was $4,471,638 for the year-end December 31, 2005, compared to $1,023,187 for the same period in 2004. This was primarily because we had a decrease in advances from joint venture partners. The major component of cash used in operations was our net loss of $9.7 million in 2005 compared to $1.17 million for 2004.

Investing Activities

Cash used by investing activities in 2005 was $10,751,424 compared to $519,181 for the same period in 2004. This was due to the capital expenditures in the current year for industrial mining equipment and a milling facility in Kern County, California and gold property in Alaska

Financing Activities

Cash provided by financing activities was $8,287,063 for the period ending December 31, 2005 compared to $5,301,939 for the same period in 2004. This was due to proceeds from sale of common stock in private transactions and the proceeds from long-term debt.

Liquidity

The recoverability of our oil and gas reserves depends on future events, including obtaining adequate financing for our exploration and development program, successfully completing our planned drilling program, and achieving a level of operating revenues that is sufficient to support our cost structure. At various times in our history, it has been necessary for us to raise additional capital through private placements of equity financing. When such a need has arisen, we have met it successfully. It is management’s belief that we will continue to be able to meet our needs for additional capital as such needs arise in the future. We may need additional capital to pay for our share of costs relating to the drilling prospects and development of those that are successful, and to acquire additional oil and gas leases, drilling equipment and other assets. The total amount of our capital needs will be determined in part by the number of prospects generated within our exploration program and by the working interest that we retain in those prospects.

During 2006, we expect to expend approximately $7 million on drilling activities. Funds for these activities will be provided by sales of partnership interests in the Opus-I drilling partnership, which will still be raising funds for development purposes. We have not yet planned our proposed prospect drilling and development activities for 2006. Our ability to complete our planned drilling activities in 2006 depends on some factors beyond our control, such as availability of equipment and personnel.

In 2006, we expect expenditures of approximately $ 3.1 million on mining activities, including mining lease and exploration expenses. We have spent approximately $0.6 million on mining lease and exploration expense in the first two months of the year and expect approximately another $ 2.5 million in expenses in the remainder of the year to improve our production capacity. We believe that proceeds from our prior stock sales are more than sufficient to fund our remaining mining activities as well as our operating capital needs for the balance of 2006. We expect that revenue from mining operations will begin to offset mine operating expenses beginning in the third quarter of 2006.

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

ITEM 8: FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
INDEX

Page(s)

Report of Independent Auditor	25

Consolidated Balance Sheets at December 31, 2005 and 2004	27

Consolidated Statements of Operations for the Years Ended
December 31, 2005, 2004 and 2003	29

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2005, 2004 and 2003	30

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005, 2004 and 2003	31

Notes to Consolidated Financial Statements	33

Supplemental Information about Oil and Gas Producing
Activities (Unaudited)	52

To the Board of Directors and
Stockholders of Tri-Valley Corporation
Bakersfield, California

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Tri-Valley Corporation as of December 31, 2005 and 2004, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. We also have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting,” that Tri-Valley Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tri-Valley Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-Valley Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that Tri-Valley Corporation maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Tri-Valley Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California
March 10, 2006

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	___2005___	___2004__
ASSETS		(restated)
Current assets
Cash	$4,876,921	$11,812,920
Accounts receivable, trade	273,409	192,008
Advance receivable	158,460	150,000
Prepaid expenses	42,529	96,056

Total current assets	5,351,319	12,250,984

Property and equipment, net
Proved properties	1,146,103	131,382
Unproved properties	3,009,564	1,381,667
Other property and equipment	9,480,314	265,159

Total property and equipment, net (Note 3)	13,635,981	1,778,208

Other assets
Deposits	316,614	200,407
Investments in partnerships (Note 5)	17,400	17,400
Goodwill	212,414	212,414
Other	205,002	13,913

Total other assets	751,430	444,134

Total assets	$19,738,730	$14,473,326

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
December 31,
	___2005___	___2004__
		(restated)
Current liabilities
Notes payable	$ 966,649	$ 9,985
Accounts payable and accrued expenses	1,190,604	1,237,848
Amounts payable to joint venture participants	161,747	100,115
Advances from joint venture participants, net	5,318,645	6,321,676

Total current liabilities	7,637,645	7,669,624

Non-Current Liabilities
Due to joint ventures	201,748	-
Asset Retirement Obligation	92,108	-
Long-term portion of notes payable	4,234,509	6,799

Total non-current liabilities	4,528,365	16,805

Total liabilities	12,166,010	7,676,423

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 22,806,176 and 21,836,052 issued and
outstanding at December 31, 2005, and 2004	22,806	21,836
Less: common stock in treasury, at cost,
100,025 shares at December 31, 2005 and 2004.	(13,370)	(13,370)
Subscription receivable		(750)
Capital in excess of par value	25,629,775	15,125,607
Accumulated deficit	(18,066,491)	(8,336,420)

Total stockholders’ equity	7,572,720	6,796,903

Total liabilities and stockholder’s equity	$ 19,738,730	$ 14,473,326

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	__For the Years Ended December 31,_
	___2005___	___2004___	___2003___
		(restated)	(restated)
Revenues
Sale of oil and gas	$901,359	$799,474	$901,739
Royalty income	883	674	529
Partnership income	30,000	30,000	30,000
Interest income	120,904	45,990	34,479
Drilling and development	11,422,234	3,559,500	5,440,780
Other income	53,226	63,032	56,718

Total revenues	12,528,606	4,498,670	6,464,245

Costs and expenses
Mining exploration costs	6,697,441	1,029,898	366,039
Production costs	93,429	144,101	183,362
Drilling and development	9,267,621	2,224,793	4,014,889
General and administrative	5,231,624	2,103,457	1,373,058
Interest	377,944	33,332	2,572
Depreciation, depletion and amortization	500,453	21,699	29,216
Impairment of acquisition costs	90,165	112,395	-

Total costs and expenses	22,258,677	5,669,675	5,969,136

Net income (loss) before income taxes	(9,730,071)	(1,171,005)	495,109

Tax provision	-	-	39,000

Net income (loss)	$(9,730,071)	$(1,171,005)	$456,109

Basic earnings (loss) per common share	$(0.43)	$(0.06)	$0.02

Weighted average number of shares outstanding	22,426,580	20,507,342	19,801,785

Diluted earnings (loss) per common equivalent share	$(0.39)	$(0.05)	$0.02

Diluted weighted average common stock and equivalent outstanding	25,030,468	23,060,942	22,820,385

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Total			Capital in	Common
	Common	Treasury		Excess of	Stock	Accumulated	Treasury	Stockholders’
	Shares	Shares	Par Value	Par Value	Receivable	Deficit	Stock	Equity

Balance at December 31, 2002	19,726,348	100,025	$19,726	$8,879,724	$(2,250)	$(7,621,524)	$(13,370)	$1,262,306

Issuance of common stock	371,279	-	389	1,442,439	-	-	-	1,442,828
Stock issuance cost	-	-	-	(1,311,710)	-	-	-	(1,311,710)
Common stock receivable	-	-	-	-	2,250	-	-	2,250
Net income, as restated	-	-	-	-	-	456,109	-	456,109

Balance at December 31, 2003, as restated	20,097,627	100,025	20,115	9,010,453	-	(7,165,415)	(13,370)	1,851,783

Issuance of common stock	1,738,425	-	1,721	6,761,354	-	-	-	6,763,075
Stock issuance cost	-	-	-	(646,200)	-	-	-	(646,200)
Common stock receivable	-	-	-	-	(750)	-	-	(750)
Net loss	-	-	-	-	-	(1,171,005)	-	(1,171,005)

Balance at December 31, 2004, as restated	21,836,052	100,025	21,836	15,125,607	(750)	(8,336,420)	(13,370)	6,796,903

Issuance of common stock	970,124	-	970	9,199,610	-	-	-	9,200,580
Stock issuance cost	-	-	-	(432,067)	-	-	-	(432,067)
Common stock receivable	-	-	-	-	750	-	-	750
Drilling program equity	-	-	-	1,736,625	-	-	-	1,736,625
Net loss	-	-	-	-	-	(9,730,071)	-	(9,730,071)

Balance at
December 31, 2005	22,806,176	100,025	$22,806	$25,629,775	$-	$(18,066,491)	$(13,370)	$7,572,720

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
		(restated)	(restated)

CASH PROVIDED (USED) BY OPERATING ACTIVITIES
Net income (loss)	$(9,730,071)	$(1,171,005)	$456,109
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:
Depreciation, depletion, and amortization	500,453	21,699	29,216
Impairment, dry hole and other disposals of property	90,165	112,395	-
Gain on sale of property	131,766	-	-
Property, mining claims & services paid with common stock	5,666,575	804,180	-
Changes in operating capital:
(Increase) decrease in accounts receivable	(89,862)	(28,183)	(12,207)
(Increase) decrease in prepaids	53,527	-	-
(Increase) decrease in deposits and other assets	(307,296)	87,671	(55,400)
Increase (decrease) in income taxes payable	-	(39,000)	(37,000)
Increase (decrease) in accounts payable and accrued expenses	(47,244)	552,064	121,543
Increase (decrease) in amounts payable to joint venture
participants and related parties	263,380	8,840	16,863
Increase (decrease) in advances from joint venture
participants	(1,003,031)	674,526	3,029,817

Net Cash Provided (Used) by Operating Activities	(4,471,638)	1,023,187	3,548,941

CASH PROVIDED (USED) BY INVESTING ACTIVITIES
Proceeds from sale of property	-	-	402,164
Capital expenditures	(10,751,424)	(369,181)	-
(Investment in) advance to joint project	-	(150,000)	-

Net Cash Provided (Used) by Investing Activities	(10,751,424)	(519,181)	402,164

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
Proceeds from long-term debt	5,496,798	-	-
Principal payments on long-term debt	(311,673)	(10,006)	(13,792)
Net Proceeds from issuance of common stock	3,101,938	5,310,224	133,368

Net Cash Provided (Used) by Financing Activities	8,287,063	5,301,939	119,576

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
		(restated)	(restated)

Net Increase (Decrease) in Cash and Cash Equivalents	$(6,935,999)	$5,805,945	$4,070,681

Cash at Beginning of Year	11,812,920	6,006,975	1,936,294

Cash at End of Year	$4,876,921	$11,812,920	$6,006,975

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$377,943	$33,332	$2,572

Income taxes paid	$-	$-	$40,000

SUPPLEMENTAL NON-CASH ACTIVITIES:
Property & services paid with common stocks	$2,662,075	$92,200	$23,247

Stock issued to exchange mining claims	$3,004,500	$712,000	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - GENERAL

History and Business Activity
Tri-Valley Corporation (“TVC” or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and precious metals properties and interests therein. Tri-Valley has four wholly owned subsidiaries. Tri-Valley Oil & Gas Company (“TVOG”) operates the oil & gas activities and derives the majority of its revenue from oil and gas, Great Valley Production Services, Inc., which was formed in February 2006 to operate oil production, rigs, primarily for TVOG, Select Resources Corporation which handles all precious and industrial mineral interests and Tri-Valley Power Corporation which is inactive.

The Company conducts its oil and gas business primarily through Tri-Valley Oil & Gas Company. TVOG is engaged in the exploration, acquisition and production of oil and gas properties. Substantially all of the Company’s oil and gas reserves are located in California.

In the fiscal year 1987, the Company added precious metals exploration. Select Resources Corporation conducts precious metals exploration activities and is a joint venture partner in Tri-Western Resources, which conducts industrial minerals activities acquisition. TVC has traditionally sought acquisition or merger opportunities within and outside of petroleum and mineral industries.

For purposes of reporting operating segments, the Company is involved in three areas. These are oil and gas production, minerals, and drilling and development

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Tri-Valley Oil & Gas Co., and Select Resources, Inc. and Tri-Valley Power Corporation, since their inception. Because the Company is the principal beneficiary of a mining venture, it has also consolidated a 50% owned joint venture, Tri-Western Resources, LLC. Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined. This includes Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships. All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation.

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

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalent and Short-Term Investments
Cash equivalents include cash on hand and on deposit, and highly liquid debt instruments with original maturities of three months or less. The majority of these funds are held at Smith Barney.

Goodwill
The consolidated financial statements include the net assets purchased of Tri-Valley Corporation’s wholly owned oil and gas subsidiary, TVOG. Net assets are carried at their fair market value at the acquisition date. On January 1, 2002, Tri-Valley Corporation adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). Under SFAS 142, goodwill is a non-amortizable asset, and is subject to a periodic review for impairment. Prior to the implementation of SFAS 142, the Company had goodwill of $212,414 that was being amortized. The carrying amount of goodwill is evaluated periodically. Factors used in the evaluation include the Company’s ability to raise capital as a public company and anticipated cash flows from operating and non-operating mineral properties.

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

Drilling and Development
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

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

Impairment of Long-lived and Intangible Assets
The Company evaluates its long-lived assets (property, plant and equipment) and definite-lived intangible assets for impairment whenever indicators of impairment exist, or when it commits to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset’s carrying value over its fair value, which generally represents the discounted future cash flows from that asset, or in the case of assets the Company evaluates for sale, at fair value less costs to sell. A number of significant assumptions and estimates are involved in developing operating cash flow forecasts for the Company’s discounted cash flow model, sales volumes and prices, costs to produce, working capital changes and capital spending requirements. The Company considers historical experience, and all available information at the time the fair values of its assets are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of long-lived assets and definite-lived intangible assets. Therefore, assumptions and estimates used in the determination of impairment losses may affect the carrying value of long-lived and intangible assets, and possible impairment expense in the Company’s Consolidated Financial Statements.

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

If the well has encountered commercial reserves, the accumulated cost is transferred to oil and gas properties; otherwise, the accumulated cost, net of salvage value, is charged to dry hole expense. If the well has encountered commercial reserves but cannot be classified as proved within one year after discovery, then the well is considered to be impaired, and the capitalized costs (net of any salvage value) of drilling the well are charged to expense. In 2005, 2004, and 2003 there was $90,165, $112,395 and $0 respectively, charged to

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Property and Equipment (Successful Efforts, continued)
expense for impairment of exploratory well costs. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method based upon estimated proved developed reserves.

At December 31, 2005 and 2004, the Company carried unproved property costs of $3.01 million and $1.38 million, respectively. Generally accepted accounting principles require periodic evaluation of these costs on a project-by-project basis in comparison to their estimated value. These evaluations will be affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases, contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize non cash charges in the earnings of future periods.

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

As of January 1, 2005, the Company adopted FASB Staff Position FAS 19-1, “Accounting for Suspended Well Costs.” Upon adoption of the FSP, the Company evaluated all existing capitalized exploratory well costs under the provisions of the FSP. As a result, the Company determined that there were no capitalized costs of exploratory wells during 2005, 2004 and 2003, and does not include amounts that were capitalized and subsequently expensed in the same period.

Asset retirement obligations.  The Company has significant obligations to remove tangible equipment and facilities and to restore land at the end of oil and gas production operations. The Company’s removal and restoration obligations are primarily associated with plugging and abandoning wells and removing and disposing of oil and gas wells. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

On January 1, 2003, the Company adopted the provisions of SFAS 143. SFAS 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets. SFAS 143, together with the related FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143” (“FIN 47”), requires the Company to record a separate liability for the discounted present value of the Company’s asset retirement obligations, with an offsetting increase to the related oil and gas properties on the balance sheet.

Inherent in the present value calculation are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the present value of the existing asset retirement obligations, a corresponding adjustment is made to the oil and gas property balance.

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the years ended December 31, 2005, 2004, and 2003.

		December 31,
	2005	2004	2003

Beginning asset retirement obligations	$0	$0	$0

Liabilities assumed in acquisitions (1)	$92,108	$0	$0

Ending asset retirement obligations participants, net	$92,108	$0	$0

(1) The Company’s portion of the liability for the plugging and abandonment of the wells acquired from the Temblor Valley and Pleasant Valley acquisitions

Gold Mineral Property
The Company has invested in several gold mineral properties with exploration potential. All mineral claim acquisition costs and exploration and development expenditures are charged to expense as incurred. We capitalize acquisition and exploration costs only after persuasive engineering evidence is obtained to support recoverability of these costs (ideally upon determination of proven and/or probable reserves based upon dense drilling samples and feasibility studies by a recognized independent engineer). Currently, no amounts have been capitalized.

Other Properties and Equipment
Properties and equipment are depreciated using the straight-line method over the following estimated useful lives:

Office furniture and fixtures Vehicle, machinery & equipment Building	3 - 7 years 5 - 10 years 15 years

Leasehold improvements are amortized over the life of the lease.

Maintenance and repairs, which neither materially add to the value of the property nor appreciably prolong its life, are charged to expense as incurred. Gains or losses on dispositions of property and equipment other than oil and gas are reflected in operations.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Stock Based Compensation Plans

Pursuant to the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” the Company has elected to continue using the intrinsic value method of accounting for its stock-based employee compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees. See Note 5 for a further discussion related to the Company’s Stock Incentive Plan. The Company will adopt SFAS No. 123 (Revised), “Share-Based Payment,” effective January 1, 2006, which will require the Company to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The following table reflects pro forma net income and income per average common share had the Company elected to adopt the fair value based method of SFAS No. 123:

		December 31,	December 31,	December 31,
		2005	2004	2003
			(restated	(restated)

Net Income	As reported	$(9,730,071)	$(1,171,005)	$496,109
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax		631,000	--	97,100
Pro forma		(10,361,071)	(1,171,005)	399,009

Earnings per share	As reported	(0.43)	(0.06)	0.02
Pro forma		(0.46)	(0.06)	0.01

Diluted earnings per share	As reported	(0.39)	(0.05)	0.02
Pro forma		(0.41)	(0.05)	0.01

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer’s equity shares by transferring assets, and (3) obligations to issue a variable number of shares. With limited exceptions, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of SFAS 150 will have a material impact on its results of operations and financial position.

In November 2004, the FASB issued SFAS No. 151,”Inventory Costs”. SFAS No. 151 amends the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) under the guidance in ARB No. 43, Chapter 4,"Inventory Pricing”. Paragraph 5 of ARB No. 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not expect adoption of SFAS No. 151 to have a material impact on the Company’s financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 and 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment to Opinion No. 29, “Accounting for Nonmonetary Transactions”. Statement No. 153 eliminates certain differences in the guidance in Opinion No. 29 as compared to the guidance contained in standards issued by the International Accounting Standards Board. The amendment to Opinion No. 29 eliminates the fair value exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Such an exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in periods beginning after December 16, 2004. Management does not expect adoption of SFAS No. 153 to have a material impact on the Company’s financial statements.

Share-Based Payment
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123 (R)”). This Statement revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective and will be adopted in the first quarter of 2006. The Company plans to adopt SFAS No. 123(R) using the modified prospective method, whereby the Company will expense the remaining portion of the requisite service under previously granted unvested awards outstanding as of January 1, 2006 and new share-based payment awards granted or modified after January 1, 2006. The Company intends to use the Black-Scholes valuation method to estimate the fair value of its options. The Company expects that implementation of SFAS No. 123(R) will result in additional expense related to share-based compensation of approximately $250,000 before tax in 2006. This estimate includes the effect of options granted in January 2006. However, the actual expense in 2006 depends on a number of factors, including fair value of awards at the time of grant and the number of share-based awards granted in 2006.

Asset Retirement Obligation
In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”, Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. We have adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on our 2005 consolidated financial statements, and we do not expect this pronouncement to have a significant effect on our future reported financial position or earnings.

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

The effectiveness of internal control over financial reporting must be assessed by management, and reported in the Company’s annual report filed with the SEC. The Company’s independent auditors must attest to management’s assessment of internal control over financial reporting, and must issue their report, stating whether they agree with management’s assessment. In addition, the Company is required to report any changes in their internal control over financial reporting in their annual reports and quarterly reports filed with the SEC.

NOTE 3 - PROPERTY AND EQUIPMENT

Properties, equipment and fixtures consist of the following:

	December 31,
	2005	2004
Oil and gas - California
Proved properties, gross	$1,795,653	$752,705
Accumulated depletion	(649,550)	(621,323)
Proved properties, net	1,146,103	131,382
Unproved properties	3,009,564	1,381,667
Total oil and gas properties	4,155,667	1,513,049

Other property and equipment
Land	21,281	12,281
Building	2,739,442	50,395
Leasehold improvements	577,619	5,748
Machinery and Equipment	5,096,271	-
Vehicles	1,414,416	85,943
Transmission tower	51,270	45,000
Office furniture and equipment	202,587	253,895
	10,102,886	453,262
Accumulated depreciation	(622,572)	(188,103)
Total other property and equipment, net	9,480,314	265,159

Property and equipment, net	$13,635,981	$1,778,208

NOTE 4 - NOTES PAYABLE

	December 31,
	2005	2004

Note payable to Union Bank dated January
15, 2000; secured by a vehicle; interest at 8.5%;
payable in 60 monthly installments of $380.	$-	$4,332

Note payable to Union Bank dated July 29, 2002;
secured by vehicle; interest at 8.3%; payable
in 60 monthly installments of $602.	10,705	12,452

Note payable to Rabobank dated October
5, 2005; secured by a vehicle; interest at 6.5%;
payable in 60 monthly installments of $599.	29,238	-

Note payable to Jim Burke Ford dated November 18,
2005; secured by a vehicle; interest at 6.49%; payable
in 60 monthly installments of $714.	35,893	-

Note payable to Rabobank dated May 15, 2005;
secured by a building; interest at 6.789%; payable
in 119 monthly installments of $13,120 and one final
Payment of $1,482,704.	1,670,374	-

Note payable to Sealaska Corporation dated July 15,
2005; secured by mining machines and equipment;
imputed interest at 7.5%; payable in 10 yearly
installments of $200,000. Face amount $2,000,000	1,420,006	-

Note payable to Jim Burke Ford dated November 18,
2005; secured by a vehicle; interest at 6.49%; payable
in 60 monthly installments of $493.	24,759	-

Note payable to Lee Financial Services dated April 05,
2005; secured by vehicles; interest at 13.446%;
payable in 30 monthly installments of $2,664.	51,679	-

Note payable to Financial Federal Credit Inc. dated
September 2, 2005; secured by vehicles, machines
and equipment; interest at 8.878%; payable in 12
monthly installments of $40,000 and 36 monthly
installments of $19,301.	882,832	-

Note payable to Financial Federal Credit Inc. dated
October 1, 2005; secured by mining machines and
equipment; interest at 9.079%; payable in 12 monthly
installments of $8,500 and 36 monthly installments of
$5,269.	228,332	-

Note payable to Financial Federal Credit Inc. dated
November 6, 2005; secured by vehicles; interest at
9.021%; payable in 12 monthly installments of $9,700
and 36 monthly installments of $3,968	208,848	-

Note payable to Financial Federal Credit Inc. dated
November 13, 2005; secured by vehicles; interest at
9.011%; payable in 12 monthly installments of $14,000
and 36 monthly installments of $8,028	368,608	-

Note payable to Financial Federal Credit Inc. dated
December 16, 2005; secured by a loader; interest at
9.046%; payable in 1 monthly installments of $76,551,
12 monthly installments of $10,000 and 36 monthly
installments of $5,417.	269,884	-
	5,201,158	16,784
Less current portion	966,649	9,985

Long-term portion of notes payable	$4,234,509	$6,799

Maturities of long-term debt for the years subsequent to December 31, 2005 are as follows:

2006	$966,649
2007	609,040
2008	630,946
2009	568,062
2010	207,789
2011-2015	2,218,672

$5,201,158

NOTE 5 - RELATED PARTY TRANSACTIONS

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions used for grants in 2005.

Year	Expected Life	Expected Dividends	Expected Volatility	Risk-Free Interest Rates
2005	3	None	70%	4.60

A summary of the status of the Company's fixed stock option plan as of December 31, 2005, 2004 and 2003 and changes during the years ending on those dates is presented below:

	2005		2004		2003
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Fixed Options
Outstanding at beginning of year	2,553,600	$1.28	3,018,600	$1.27	2,960,500	$1.25
Granted	271,000	$5.82	-	$-	100,000	$1.33
Exercised	(67,000)	$1.94	(465,000)	$1.20	(41,900)	$0.50
Cancelled	-	$-	-	$-	-	$-

Outstanding at end of year	2,757,600	$2.03	2,553,600	$1.28	3,018,600	$1.27

Options exercisable at year-end	2,757,600		2,553,600		3,018,600

Weighted-average fair value of options granted during the year
	$3.32		n/a		$0.96

Available for issuance	119,000

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Options Outstanding and Exercisable
		Weighted-Average
	Number Outstanding	Remaining	Weighted-Average
Range of Exercise Prices	at December 31, 2005	Contractual Life	Exercise Price

$.50 - $10.00	2,757,600	2.64 years	$2.03

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 and 2003

NOTE 5 - RELATED PARTY TRANSACTIONS

Partnerships
Tri-Valley sells oil and gas drilling prospects to partnerships that are sponsored by Tri-Valley and sold to private investors for the purpose of oil and gas drilling and development. The Company accounts for these partnerships on the prorata combination method. Drilling and development revenue related to the Opus-I partnership for the fiscal year ended December 31, 2005, 2004 and 2003 are as follows:

		December 31,
	2005	2004	2003

Drilling and development revenue	$11,422,234	$3,559,500	$5,440,780

Drilling and development costs	$9,267,621	$2,224,793	$4,014,889

Advances from joint venture participants, net	$5,318,645	$6,321,676	$5,647,150

Drilling and development revenue includes $6,814,734 from the sale of seventy-five (75%) of two new acquisitions to the Opus I partnership which cost was included in the drilling and development costs in the amount of $6,419,435.

Oil and gas income from the Tri-Valley Oil & Gas Exploration Programs 1971-1 for fiscal year ended December 31, 2005, 2004 and 2003 are as follows:

December 31,
	2005	2004	2003

Partnership income, net of expenses	$30,000	$30,000	$30,000

NOTE 6 - EARNINGS PER SHARE

Year	Full Year Basic Earnings (Loss) Per Share	Weighted-Average Shares Outstanding	Diluted Earnings (Loss) Per Share	Diluted Weighted-Average Common Stock Equivalents Outstanding	Common Stock Equivalents Excluded from Diluted Earnings Per Share
2005	$ (0.43)	22,426,580	$ (0.39)	2,603,888	$ -
2004	(0.06)	20,507,342	(0.05)	2,553,600	-
2003	0.02	19,801,785	0.02	3,018,600	-

The diluted earning per share amounts are based on weighted-average shares outstanding plus common stock equivalents. Common stock equivalents include stock options and awards, and common stock warrants. Common stock equivalents excluded from the calculation of diluted earnings per share due to the effect was antidilutive.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 and 2003

NOTE 7 - INCOME TAXES

At December 31, 2005, the Company had available net operating loss carry forwards for financial statements and federal income tax purposes of approximately $13 million.

The components of the net deferred tax assets were as follows:

	December 31,	December 31,	December 31,
	2005	2004	2003
		(restated)	(restated)
Deferred tax assets:
Net operating loss carryforwards	$5,184,000	$776,000	$345,727
Statutory depletion carryforwards	384,000	356,000	339,007

Total deferred tax assets	5,568,000	1,132,000	684,734
Valuation allowance	(5,568,000)	(1,132,000)	(684,734)

Net deferred tax assets	$-	$-	$-

A full valuation allowance has been established for the deferred tax assets generated by net operating loss and statutory depletion carryforwards due to the uncertainty of future utilization. The net operating loss expires in 2023 for federal purposes and 2024 for state purposes. Depletion carryforwards have an indefinite life.

The reconciliation of federal taxable income follows:

	December 31,	December 31,	December 31,
	2005	2004	2003
		(restated)	(restated)

Income (loss) before tax	$(9,730,071)	$(1,171,005)	$495,109

Computed "expected" tax (benefit)	$(3,308,000)	$(398,000)	$168,000

State tax liability	-	-	39,000

Utilization (non-utilization) of operating loss carryover	3,308,000	398,000	(168,000)

Total income tax provision	$-	$-	$39,000

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 and 2003

NOTE 8 - MAJOR CUSTOMERS

Oil and Gas
Substantially all oil and gas sales have occurred in the northern California gas market.

The Company received substantially all of its oil and gas revenue from one customer. The oil and gas sales to this customer amounted to $901,359, $799,474, and $901,739 for the year ended December 31, 2005, 2004, and 2003, respectively.

NOTE 9 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

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

The Company's operations are classified into three principal industry segments. Following is a summary of segmented information for 2005, 2004, and 2003:

	Oil and Gas		Drilling and
	Production	Minerals	Development	Total
Year ended December 31, 2005

Revenues from external customers	$932,042	$200	$11,422,234	$12,354,476

Interest revenue	$118,609	$2,295	$-	$120,904

Interest expense	$2,115	$375,829	$-	$377,944

Expenditures for segment assets	$1,260,884	$9,490,540	$-	$10,751,424

Depreciation, depletion, and amortization	$58,319	$442,134	$-	$500,453

Total assets	$8,427,037	$9,614,726	$1,696,967	$19,738,730

Estimated income tax benefit(expense)	$-	$-	$-	$-

Net income (loss)	$(5,615,595)	$(6,269,089)	$2,154,613	$(9,730,071)

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 and 2003

NOTE 9- FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas		Drilling and
	Production	Minerals	Development	Total
Year ended December 31, 2004			(restated)	(restated)

Revenues from external customers	$830,148	$-	$3,559,500	$4,389,648

Interest revenue	$45,990	$-	$-	$45,990

Interest expense	$33,332	$-	$-	$33,332

Expenditures for segment assets	$369,181	$-	$-	$369,181

Depreciation, depletion, and amortization	$21,699	$-	$-	$21,699

Total assets	$14,473,326	$-	$-	$14,473,326

Estimated income tax benefit (expense)	$-	$-	$-	$-

Net income (loss)	$(400,046)	$(1,029,898)	$258,939	$(1,171,005)

Year ended December 31, 2003

Revenues from external customers	$932,268	$-	$5,440,780	$6,373,048

Interest revenue	$34,479	$-	$-	$34,479

Interest expense	$2,572	$-	$-	$2,572

Expenditures for segment assets	$-	$-	$-	$-

Depreciation, depletion, and amortization	$29,216	$-	$-	$29,216

Total assets	$8,320,992	$-	$-	$8,341,782

Estimated income tax benefit (expense)	$54,000	$31,000	$(124,000)	$(39,000)

Net income (loss)	$(624,280)	$(366,039)	$1,446,428	$456,109

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 and 2003

NOTE 10 - COMMON STOCK

During 2005 the Company issued the following shares of common stock. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

-
One private individual purchased 326,667 common stock shares for total $3,015,005 during the year: 125,000 shares at $7.50 per share, 35,000 shares at $6.50 per share, 50,000 shares at $12.00 per share, and 16,667 shares at $15.00 per share, and 100,000 shares at $10.00 per share

-	Another private individual purchased 25,000 shares at $12.00 per share for a total of $300,000.

-	The company issued 320,000 shares to four individuals to exchange mining claims in Alaska. The stocks ranged in value from $10.05 to $7.75 per share at the time of the exchange.

-	The Company issued total 8,000 shares to directors of the Company for services rendered during the year. At the time of the issuance the stocks were valued at $8.13 per share.

The Company issued 5,000 shares to one employee in accordance with his employment contract.

-	The Company issued 200,000 shares as consideration to acquire Pleasant Valley Energy Corporation. The stock was valued at $12.32 per share at the date of closing.

-
During the year various directors and employees of the Company exercised stock options previously granted. The new shares issued pursuant to the stock option plan amounted to 67,000 shares. Cash consideration received totaled to $130,000.

-	During the year the common stock issuance cost amounted to approximately $432,067.

During 2004 the Company issued the following shares of common stock. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

-
One private individual purchased 1,090,000 common stock shares for total $5,385,000 during the year: 300,000 shares at $4.50 per share, 200,000 shares at $4.75 per share, and 500,000 shares at $5.00 per share, and 90,000 shares at $6.50 per share

-	Another private individual purchased 3,000 shares at $4.05 per share.

-	Companies issued 160,000 shares to two individuals to exchange mining claims in Alaska. The stocks were valued at $4.45 per share at the time of the exchange.

-	The Company issued total 20,000 shares to directors of the Company for services rendered during the year. At the time of the issuance the stocks were valuated at $4.60 per share.

-
During the year various directors and employees of the Company exercised stock options previously granted. The new shares issued pursuant to the stock option plan amounted to 465,000 shares. Cash consideration received totaled to $560,000.

-	During the year the common stock issuance cost amounted to approximately $646,200.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 and 2003

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

Natural Gas Contracts
The Company sells its gas under three separate gas contracts. Each of the contracts is effective for a twelve-month period and is renegotiated annually. During 2005, 2004, and 2003, the Company sold all of its produced gas under these agreements. The terms of the agreements are identical among the contracts. During 2005, 2004, and 2003, the terms of the agreements were as follows: 100% of the produced gas was sold at the monthly spot price.

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

The balance of the joint venture advance represents the sum of amounts contributed for drilling prospects, net of expenditures for the projects. Residual project balances are held until the Company makes a final determination concerning any remedial obligations of the joint ventures. The balance at December 31, 2005 consists primarily of the following projects:

Opus
In May of 2001 the Company began raising funds for a one hundred million dollar exploration drilling program named OPUS-I. The program calls for the drilling of 26 prospects, 23 in California and 3 in Nevada. As of December 31, 2005 the program has drilled eleven wells. The drilling portion of these prospects is turn-keyed, meaning the drilling portion is done for a fixed cost and the completion portion is done at the actual cost.

The Opus Drilling Program joint venture status at December 31, 2005 is as follows:

Total Opus Contributions	$44,135,837
Total Opus Expenditures	$39,075,516
Advances	$5,060,321

Ekho
The Ekho project was originally a three-well project, which commenced February 7, 2000 with the first well. The first well has been drilled to its target depth of just over 19,000 feet. The original majority joint interest partners were unable to fulfill their obligations to continue to fund well completion activities. As of May 2004 the Opus-1 Partnership took over approximately 93% of the Ekho Project from the original majority joint interest partners for the assignment of an overriding royalty interest. On February 24th, 2005 a major mechanically successful hydrautic fracturing job was done on Ekho #1. However this process did not result in producing commercial hydrocarbon rates from the Vedder Zone. Plans have tentatively been made to temporarily mechanically plug off the Vedder Zone and move-up into the Santos Shale interval just above the Vedder Zone and to hydraulically fracture this zone. Rig availability to recomplete this particular well has been a problem during all of 2005 to the current date.

Coincidently, while waiting on a drilling rig to recomplete and re-configure Ekho #1, Tri-Valley has been conducting additional investigations on deep, tight reservoirs to determine if any follow-up procedures exist that should be conducted on the Vedder prior to hydraulically fracturing the Santos Shale.

Total Ekho joint venture contributions	$10,604,300
Total Ekho joint venture expenditures	$10,878,236
Interest credited to the joint account	$246,749

Leases
The Company moved to new corporate headquarters in March 2006. The lease terms are for five years at a monthly payment of $15,470.

NOTE 12 - ACQUISITIONS

In 2005, the Company spent $4.7 million in making three significant acquisitions:

Brea acquisition. During 2005, the Company spent $855,375 to acquire 25% working interest in the Kern County area for proved oil properties (in the Edison and Carneros fields) including the assumption of approximately $80,813 in asset retirement obligations.

Pleasant Valley acquisition. During 2005, the Company spent $881,250 to acquire 25% working interest in the Oxnard area for unproved oil properties, including the assumption of approximately $11,295 in asset retirement obligations.

Mining Claims acquisitions. During 2005, the Company spent $3,004,500 to acquire various working interests in the State of Alaska. The Company does not have any asset retirement obligations for this property.

NOTE 13 - SUBSEQUENT EVENTS

In February 2006, the Company formed Great Valley Production Services, Inc. as a wholly owned subsidiary to operate a fleet of production rigs to work on its own oil and gas producing properties and contract out to other companies when not being used on its own projects. We have acquired two drilling rigs and have an option to purchase a third one.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 and 2003

SUPPLEMENTAL INFORMATION (unaudited)

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 and 2003

SUPPLEMENTAL INFORMATION (unaudited)

The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by the Company located solely in the United States.

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent engineering consultants for the years ended December 31, 2005, 2004, and 2003. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:

	December 31,	December 31,	December 31,
	2005	2004	2003
			(restated)
Aggregate capitalized costs:
Proved properties	$1,795,653	$752,705	$752,705
Unproved properties	3,009,564	1,381,667	1,251,953
Accumulated depletion, depreciation and amortization	(649,550)	(621,323)	(604,223)

Net capitalized assets	$4,155,667	$1,513,049	$1,400,435

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004 and 2003

Supplemental Information (unaudited)

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:

	December 31,	December 31,	December 31,
	2005	2004	2003
			(restated)
Acquisition of producing properties and productive and non-productive acreage	$1,736,625	$-	$-

Exploration costs and development activities	$-	$-	$-

Results Of Operations From Oil And Gas Producing Activities
The results of operations from oil and gas producing activities are as follows:

	December 31,	December 31,	December 31,
	2005	2004	2003
			(restated)
Sales to unaffiliated parties	$932,042	$830,148	$932,268
Production costs	(93,429)	(144,101)	(183,362)
Depletion, depreciation and amortization	(28,226)	(17,100)	(26,551)
	810,387	668,947	722,355
Income tax expense	(291,739)	(240,820)	(264,968)

Results of operations from activities before
extraordinary items (excluding corporate
Overhead and interest costs)	$518,648	$161,096	$457,387

Supplemental Information (unaudited)

Changes In Estimated Reserve Quantities
The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2005, 2004, and 2003, and changes in such quantities during each of the years then ended, were as follows:

	December 31, 2005		December 31, 2004		December 31, 2003

	Oil	Gas	Oil	Gas	Oil	Gas
	(BBL)	(MCF)	(BBL)	(MCF)	(BBL)	(MCF)

Proved developed and undeveloped reserves:
Beginning of year	162	742,401	162	1,251,548	150	1,492,245
Revisions of previous estimates extensions, discoveries and other additions	-	165,799	-	(374,408)	37	(115,365)
Net reserve additions	217,885	-	-	-	-	36,982
Production	(17)	(128,602)	-	(134,739)	(25)	(162,314)

End of year	218,030	779,598	162	742,401	162	1,251,548

Proved developed reserves:
Beginning of year	162	742,401	162	1,251,548	150	1,492,245

End of year	90,555	779,598	162	742,401	162	1,251,548

Standardized Measure Of Discounted Future Net Cash Flows Relating To Proved Oil And Gas Reserves
A standardized measure of discounted future net cash flows is presented below for the year ended December 31, 2005, 2004, and 2003.

The future net cash inflows are developed as follows:

(1)	Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
(2)	The estimated future production of proved reserves is priced on the basis of year-end prices.
(3)	The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year end cost estimates.

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

	December 31,	December 31,	December 31,
	2005	2004	2003
			(restated)

Future cash in flows	$19,154,814	$5,248,091	$5,973,197
Future production and development costs	(4,292,152)	(989,549)	(1,376,902)
Future income tax expenses	(659,464)	(1,357,948)	(1,134,811)
Future net cash flows	14,203,198	2,900,595	3,461,484
10% annual discount for estimated timing of cash flows	7,147,126	942,358	1,190,852
Standardized measure of discounted future net cash flow	$7,056,072	$1,958,238	$2,270,632

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

Supplemental Information (unaudited)

Changes In Standardized Measure Of Discounted Future Net Cash Flow From Proved Reserve Quantities (Continued)

The "Net change in income taxes" is computed as the change in present value of future income taxes.

	December 31,	December 31,	December 31,
	2005	2004	2003
			(restated)
Standardized measure - beginning of period	$1,958,238	$2,270,632	$2,224,270

Sales of oil and gas produced, net of production costs	(807,930)	(655,373)	(748,906)
Revisions of estimates of reserves provided in prior years:
Net changes in prices	1,412,965	1,705,515	969,281
Revisions of previous quantity estimates	1,630,965	-	(171,355)
Extensions and discoveries	11,345,272	270,891	102,382
Purchases of minerals in place	-	-	-
Accretion of discount	(6,204,768)	248,494	263,451
Changes in production rates, etc.	(1,580,186)	(1,658,785)	(436,306)
Net change in income taxes	(698,484)	223,137	67,815

Net increase (decrease)	5,097,834	(312,394)	46,362

Standardized measure - end of period	$7,056,072	$1,958,238	$2,270,632

Supplemental Information (unaudited)

Quarterly Financial Data (unaudited)

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$202,108	$1,846,630	$6,781,574	$3,698,294

Net Income (Loss)	$(3,375,111)	$(717,680)	$(345,932)	$(5,291,348)

Net Income (Loss) per Common Share	$(0.15)	$(0.03)	$(0.02)	$(0.23)

	2004(restated)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
				(restated )

Operating Revenues	$1,386,281	$1,134,910	$223,006	$1,754,473

Net Income (Loss)	$255,258	$(940,409)	$(479,104)	$(6,750)

Net Income (Loss) per Common Share	$0.01	$(0.05)	$(0.02)	$(0.00)

	2003 (restated)
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$276,780	$1,190,371	$3,137,062	$1,860,032

Net Income (Loss)	$(421,407)	$(152,183)	$172,570	$896,129

Net Income (Loss) per Common Share	$(0.02)	$(0.01)	$0.01	$0.04

ITEM 9A Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures ("Disclosure Controls") as of December 31, 2005. This evaluation ("Controls Evaluation") was done with the participation of our president and chief executive officer ("CEO"), vice president and chief administrative officer (CAO) and chief financial officer ("CFO").

Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 ("Exchange Act") is recorded processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO, CAO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Controls

Our management, including our CEO, CAO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Tri-Valley Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15-(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles. We are required to include in our annual report on Form 10-K, management’s assessment of internal control over financial reporting as of December 31, 2005, and a related auditor’s report on management’s assessment.

In last year’s report as of December 31, 2004, our auditors issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting. Management also concluded internal control over financial reporting was ineffective. Since that time, the Company has corrected the deficiencies by expanding the internal accounting personnel with appropriate qualifications and training in key accounting roles; instituted a regular risk assessment process; improved controls to monitor results of operations and other control activities; documented and improved policies and procedures which affect the information and communication controls throughout the company; improved controls over the period-end financial reporting process and documented procedures for calculating significant estimates, performing consolidation entries, and considering the possibility of unrecorded transactions and disclosures; and provided for proper segregation of duties to conform to an effective separation of check signing, access to financial information, bank reconciliation and journal entry duties in compliance with the new rules for internal controls.

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria. Our auditors have reported in their Report of Independent Registered Public Firm, page 25, that in their opinion, management’s assessment is fairly stated in all material respects.

PART III

ITEM 10 Directors and Executive Officers of the Registrant

All directors of the Company serve one year terms from the time of their election to the time their successor is elected and qualified. The following information is furnished with respect to each director and executive officer:

		Year First
		Became Director or	Position With
Name of Director	Age	Executive Officer	Company

F. Lynn Blystone	70	1974	President, CEO, Director, TVC
			CEO and Director, TVOG
			President, CEO, Director, TVPC
			CHOB, CEO, Director SRC
			CHOB, Director TWR

Dennis P. Lockhart(1)	58	1982	Director

Milton J. Carlson(1) (3)	75	1985	Director

Loren J. Miller(1)	60	1992	Director

Henry Lowenstein, Ph.D(2)	51	2005	Director

William H.“Mo” Marumoto(2) (3)	70	2005	Director

G. Thomas Gamble	44	2006	Director

Thomas J. Cunningham	63	1997	VP, CAO, Treasurer and
			Secretary, TVC, TVOG, and TVPC
			Director SRC

Arthur M. Evans	57	2005	Chief Financial Officer

Joseph R. Kandle	63	1999	President, TVOG

Henry J. “Rick” Sandri	53	2005	President, Select

(1)- Member of Audit Committee
(2) Member of Compensation Committee
(3)- Member of Nominating and Corporate Governance Committee

76

F. Lynn Blystone - 70	President and Chief Executive Officer of Tri-Valley Corporation and Tri-Valley Power Corporation, CEO of Tri-Valley Oil & Gas Company and Select Resources Corporation, which are three wholly owned subsidiaries of Tri-Valley Corporation Chairman of Tri-Western Resources, LLC Bakersfield, California	1974

Mr. Blystone became president of Tri-Valley Corporation in October, 1981, and was nominally vice president from July to October, 1981. His background includes institution management, venture capital and various management functions for a mainline pipeline contractor including the Trans Alaska Pipeline Project. He has founded, run and sold companies in several fields including Learjet charter, commercial construction, municipal finance and land development. He is also president of a family corporation, Bandera Land Company, Inc., with real estate interests in Orange County California. A graduate of Whittler College, California, he did graduate work at George Williams College, Illinois in organization management. He gives full time to Tri-Valley.

Dennis P. Lockhart - 58	Director	1982

Mr. Lockhart is a professor of International Business at Georgetown University. He was previously Managing Partner of Zephyr Management L.P., an international private equity investment fund sponsor/manager headquartered in New York. He remains a partner in this firm. He is also (non-executive) Chairman of the Small Enterprise Assistance Funds (SEAF), a not-for-profit operator of emerging markets venture capital funds focused on the small and mid-sized company sector. He is a director of CapitalSource Inc. (NYSE) and SMELoan Asia/Maveo Systems (private, Hong Kong based). In 2002 and 2003 he was an Adjunct Professor at the Johns Hopkins University School of Advanced International Studies. From 1988 to 2001, he was President of Heller International Group Inc., a non-bank corporate and commercial finance company operating in 20 countries, and a director of the group’s parent, Heller Financial Inc. From 1971 to 1988 he held a variety of international and domestic positions at Citibank/Citicorp (now Citigroup) including assignments in Lebanon, Saudi Arabia, Greece, Iran and the bank’s Latin American group in New York. In 1999, he was Chairman of the Advisory Committee of the U.S. Export Import Bank. He is a graduate of Stanford University and The John Hopkins University School of Advanced International Studies. He also attended the Senior Executive Program at the Sloan School of Management, Massachusetts Institute of Technology. Mr. Lockhart is an independent member of our Board of Directors.

Milton J. Carlson - 75	Director	1985

Since 1989, Mr. Carlson has been a principal in Earthsong Corporation, which, in part, consults on environmental matters and performs environmental audits for government agencies and public and private concerns. Mr. Carlson attended the University of Colorado at Boulder and the University of Denver. Mr. Carlson is an independent member of our Board of Directors. His former career experience included being corporate secretary of Sugar, a unit of Sara Lee Corporation and chairman of the Energy End Users Committee of the California Manufacturers Association.

Loren J. Miller, CPA - 60	Director	1992

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

Henry Lowenstein, Ph.D - 51	Director	2005
Dr. Lowenstein is Dean of the School of Business and Public Administration and Professor of Management at California State University Bakersfield.   Dr. Lowenstein has broad background in management within business, academic, government and public service organizations.   He is 2006 Chair of the California State Universities Association of Business Deans, a director of the Western Association of Collegiate Schools of Business, and serves on the 2005-06 World Nominating Committee for AACSB International. He previously served as professor, department and division chairperson at universities in Illinois, Virginia and West Virginia and is published in fields of human resource management, public policy and transportation.  In business he served as Director of Education for Kemper Group- Insurance and Financial Services, Director of Education for Dominion Bankshares Corporation, and Vice President of Americana Furniture, Inc.  Dr. Lowenstein previously served as a management analyst for the Executive Office of the President of the United States-Office of Management and Budget under the Gerald Ford Administration.   He was a principal consultant to the Illinois General Assembly in the 1980's on the restructuring of the Chicago-area Mass Transit System, and, to the West Virginia Legislature and Governor on higher education financing in the 1990's. In Bakersfield, he serves on the boards of the Historic Fox Theater Foundation, and, the Minter Field Air Museum.  Dr. Lowenstein received his Ph.D. in Labor and Industrial Relations from the University of Illinois; an M.B.A. from George Washington University; and B.S. in Business Administration from Virginia Commonwealth University.  He serves on Tri-Valley's Personnel Committee.  Dr. Lowenstein is an independent member of our Board of Directors.

William H. “Mo” Marumoto - 70	Director	2005
Mr. Marumoto has over 30 years experience in the executive and personnel search profession as chairman and chief executive officer of his own retained search firm, The Interface Group Ltd. Here he was named to the Global Top 200 Executive Recruiters and several other worldwide professional awards and recognitions, according to the company. He has 40 years experience in public, private and academic sectors. He worked for three years as presidential aide in the Nixon White House. Earlier he was assistant to the secretary of health, education and welfare. Mr. Marumoto has been part of boards of numerous organizations, colleges, public agencies and businesses. In 2002 he was appointed by President George W. Bush to the advisory committee of the John F. Kennedy Center for the Performing Arts. Mr. Marumoto is an independent member of our Board of Directors.

G. Thomas Gamble - 44	Director	2006
A graduate of UCLA, Mr. Gamble is a successful rancher and businessman with current active investments in agriculture, food processing, educational services, oil, gas and minerals. In 2003, the California State Senate proclaimed privately owned Davies and Gamble, which produces critically acclaimed wines in California’s Napa Valley, its Green Entrepreneur Of The Year, and in 2005, Mozzarella Fresca, the nation’s premier producer of fresh Italian cheeses, of which he is a director and original investor, received the Certificate of Special Congressional Recognition as business of the year. He is also a director and original investor in Boston Reed College which provides educational opportunities to busy adults seeking stable and growing careers in the California health care industry. Mr. Gamble is an independent member of our Board of Directors.

Thomas J. Cunningham - 63	Secretary, Treasurer and Chief Administrative Officer of Tri-Valley Corporation, and its wholly owned subsidiaries, Tri-Valley Oil & Gas Company, Tri-Valley Power Corporation and Select Resources Corporation, Director of Tri-Western Resources, LLC Bakersfield, California	1997

Named as Tri-Valley Corporation’s treasurer and chief financial officer in February 1997, and as corporate secretary on December 1998, promoted to Chief Administrative Officer in November 2005. From 1987 to 1997 he was a self employed management consultant in finance, marketing and human resources. Prior to that he was executive vice president, chief financial officer and director for Star Resources from 1977 to 1987. He was the controller for Tucker Drilling Company from 1974 to 1977. He has over 25 years experience in corporate finance, Securities Exchange Commission public company reporting, shareholder relations and employee benefits. He received his education from Angelo State University, Texas.

Arthur M. Evans, CPA, CMA, CFM - 57	Chief Financial Officer of Tri-Valley Corporation, and its wholly owned subsidiaries, Tri-Valley Oil & Gas Company, Tri-Valley Power Corporation, Select Resources Corporation and Great Valley Production Services, Inc. CFO of Tri-Western Resources, LLC, Bakersfield, California	2005

Named as Tri-Valley Corporation’s chief financial officer in November 2005. Mr. Evans has a full range of accounting, mergers and acquisitions and financial management experience in several industries as well as oil, gas and mining and with Fortune 500 companies as well as independents like Tri-Valley. He held several senior financial management positions with Getty Oil and Texaco. He holds a B.S. in accounting from Weber State University, a M.B.A. in finance from Golden State University and a M.S. in systems management from the University of Southern California. His professional designations include Certified Public Accountant, Certified Management Accountant and Certified Financial Manager.

Joseph R. Kandle - 63	President and Chief Operating Officer Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	1998

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

Henry J. Sandri - 53	President, Select Resources Corporation, wholly owned subsidiary of Tri-Valley Corporation Director of Tri-Western Resources, LLC Bakersfield, California	2005

Henry J. "Rick" Sandri, Ph.D was promoted to president of Select Resources Corporation in December 2005 after joining the company in January 2005 as the executive vice president. Dr. Sandri has held mid- and senior-level positions in major mining and transportation companies as well as independent and consulting firms active in mining, transportation and utility operations in numerous countries. "Dr. Sandri is a broadly seasoned mining industry executive with international experience in precious and base metals, gems and industrial minerals. Dr. Sandri holds a doctorate in mineral/energy economics and engineering minor from the Colorado School of Mines and undergraduate degrees from American University and Georgetown University, both in Washington, D.C.

Audit Committee

The independent directors that serve on the audit committee are Loren J. Miller, Chair, Dennis P. Lockhart and Milton J. Carlson. The board of directors has determined that Loren J. Miller is considered to be the audit committee financial expert. Please see his biography above.

Personnel and Compensation Committee

The independent directors that serve on the personnel and compensation committee are William H. “Mo” Marumoto, Chair, and Dr. Henry Lowenstein as of year-end 2005. Tom Gamble joined the committee in 2006.

Nominating and Corporate Goverance Committee

The independent directors that serve on the Nominating and Corporate Governance Committee are Milton Carlson, Chair, and William H. “Mo” Marumoto.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and must furnish the Company with copies of all such reports they file. Based solely on the information furnished to the Company, we believe that no person failed to file required Section 16(a) reports on a timely basis during 2005.

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers and employees. A copy of the code of ethics is incorporated by reference into this 10-K Report as an exhibit. The code is also posted on our website (www.tri-valleycorp.com).

ITEM 11 Executive Compensation

The following table summarizes the compensation of the executive officers of the Company and its subsidiaries for the fiscal year ended December 31, 2005, 2004, and 2003.

		Annual Compensation
(a)	(b)	( c )	(d)	(e)
				Other
Name	Period Covered	Salary	Bonus	Compensation

F. Lynn	FYE 12/31/05	$159,000	$0	$2,782
Blystone, CEO	FYE 12/31/04	$108,900	$25,000	$0
FYE 12/31/03		$99,000	$50,000	$0

Thomas	FYE 12/31/05	$115,000	$0	$2,012
Cunningham, CAO	FYE 12/31/04	$99,000	$0	$0
FYE 12/31/03		$90,000	$0	$0

Joseph Kandle,	FYE 12/31/05	$150,000	$0	$2,625
Pres. TVOG	FYE 12/31/04	$99,000	$0	$0
FYE 12/31/03		$90,000	$0	$0

Henry J. Sandri,	FYE 12/31/05	$144,250	$0	$2,625
Pres. SRC	FYE 12/31/04	$30,000	$0	$0

Employment Agreement with Our President

We have an employment agreement with F. Lynn Blystone, our President and Chief Executive Officer, which ended in August 2002, and has been renewed until December 31, 2006, unless terminated by giving 90 days written notice. The base salary amount is $159,000 per year plus 5,000 shares of our common stock at the end of each year of service. Mr. Blystone is also entitled to a bonus (not to exceed $25,000) equal to 10% of net operating cash flow before taxes, including interest income and excluding debt service. Mr. Blystone is also entitled to a bonus of 4% of the company's annual net after-tax income. The total of the bonuses from cash flow and net income may not exceed $50,000 per year. The employment agreement also provides a severance payment to Mr. Blystone if he is terminated within 12 months after a sale of control of Tri-Valley. The severance payment equals $150,000. For purposes of the severance provision, a sale of control is deemed to be the sale of ownership of 30% of the outstanding stock of Tri-Valley or the acquisition by one person of enough stock to appoint a majority of the board of directors of the company.

We carry key man life insurance of $500,000 on Mr. Blystone's life.

Employee Pension, Profit Sharing or Other Retirement Plans

During 2005, the Company established a 401-K program allowing for the deferral of employee income. The plan provides for the Company to contribute 3% of gross wages. For the year ended December 31, 2005 the Company contributed $21,389.80 to such plan.

REPORT OF THE COMPENSATION COMMITTEE
ON ANNUAL COMPENSATION OF EXECUTIVE OFFICERS

The Board’s Compensation Committee, currently composed of Messrs. William H. “Mo” Marumoto, Chair and Dr. Henry Lowenstein, administers the Company’s compensation plans, reviews and approves executive compensation and makes recommendations to the Board concerning such compensation and related matters. This report relates to the Compensation Committee’s policies for the Company’s executive officers, including the Named Executive Officers, for fiscal year 2005.

Overview.   In fiscal year 2005, the Compensation Committee undertook a strategic review of the Company’s total officer compensation, which was performed in consultation with the Compensation Committee by a team comprised of representatives of the Company’s executive management, finance department and outside compensation consultants. This strategic review was initiated by the Compensation Committee in response to the Company’s long range business plan and involved an review of market benchmarks for competitive pay and benefits policies, the Company’s long range business plan and the Company’s culture and values. Based on this review, the Compensation Committee’s and the Company’s policies and goals for executive compensation include assuring that total executive compensation is:

•	competitive to attract and retain the best officer talent;

•	affordable to the Company and appropriately aligned with shareholder interests;

•	consistent with the Company’s long-range business plans;

•	designed to consider individual value and contribution to the Company’s success;

•	sensitive to, but not exclusively reliant upon, market benchmarks;

•	reasonably sensitive to the needs of the Company’s executive officers, as those needs change over time; and

•	flexible with regard to the Company’s succession planning objectives.

The Compensation Committee expects to continue its review of total officer compensation in fiscal year 2006, which may lead to additional changes to the Company’s policies and overall approach to executive compensation. The Company has retained the Human Relations independent firm of Thomas See & Associated to assist in its review.

Base Salaries.    Base salaries for the Company’s executive officers, including Mr. Blystone and the Named Executive Officers, were adjusted from the prior year. The Compensation Committee periodically reviews base salary levels for the Company’s executive officers in comparison with those of other companies in oil, gas and minerals industries, as well as other industries, and in light of its overall strategic goals for executive officer compensation. The Company strives to maintain executive base salaries at a level that will permit it to compete with other major companies for managers with comparable qualifications and abilities. Based on information contained in the various surveys, the Compensation Committee believes that the overall compensation of the Company’s executive officers generally places them below the median salary compensation of similarly situated executives in all industries covered by the surveys. But the Company offers a stock option plan it believes mitigates this at this time.

With respect to base salaries for fiscal year 2006, the Compensation Committee will continue to consider market benchmarks along with the Company’s other strategic goals for executive compensation.

We have an employment agreement with F. Lynn Blystone, our President and Chief Executive Officer, until December 31, 2006, unless terminated by giving 90 days written notice. The base salary amount is $159,000 per year plus 5,000 shares of our common stock at the end of each year of service. Mr. Blystone is also entitled to a bonus (not to exceed $25,000) equal to 10% of net operating cash flow before taxes, including interest income and excluding debt service. Mr. Blystone is also entitled to a bonus of 4% of the company's annual net after-tax income. The total of the bonuses from cash flow and net income may not exceed $50,000 per year. The employment agreement also provides a severance payment to Mr. Blystone if he is terminated within 12 months after a sale of control of Tri-Valley. The severance payment equals $150,000. For purposes of the severance provision, a sale of control is deemed to be the sale of ownership of 30% of the outstanding stock of Tri-Valley or the acquisition by one person of enough stock to appoint a majority of the board of directors of the company.

Section 162(m).    The Company believes that all compensation paid or payable to its executive officers covered under Section 162(m) of the Internal Revenue Code will qualify for deductibility under such Section.

Submitted by the Compensation Committee of the Board of Directors.

William H. “Mo” Marumoto, Chair
Dr. Henry Lowenstein

Aggregated 2005 Option Exercises and Year-End Values

The following table summarizes the number and value of all unexercised stock options held by the Named Executive Officers and the Directors at the end of 2005.

( a )	(b)	(c)	(d)	(e)
			Number of Securities	Value of Unexercised In-
			Underlying Unexercised	The-Money Options/SARs
			Options/SARs at FY-End (#)	at FY-End ($)*
	Shares Acquired On Exercise (#)
Name		Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
F. Lynn Blystone	12,000	$122,123	845,600/0	$5,483,268/0
Milton Carlson	5,000	$50,400		$1,701,640/0
Thomas J. Cunningham	0	0	523,000/0	$3,414,190/0
Joseph R. Kandle	0	0	475,000/0	$3,139,750/0
Loren J.Miller	50,000	$598,500	0/0	$0/0
Henry J. Sandri	0	0	25,000/0	$0/0

*Based on a fair market value of $7.78 per share, which was the closing price of the Company's Common Stock on the American Stock Exchange on December 31, 2005.

No additional stock options were granted in 2005.

Compensation of Directors

The Company compensates non-employee directors for their service on the board of directors.

The following table sets forth information regarding the cash compensation paid to outside directors in 2005.

(a)	(b)	(c)
Name	Fees	Restricted Shares

Milton Carlson	$11,850	2,000

Dennis P. Lockhart	$11,100	2,000

Loren J. Miller	$14,250	2,000

C. Chase Hoffman	$3,500	2,000

Performance Graph

The following stock price performance summary is included in accordance with the SEC's executive compensation disclosure rules and is intended to allow stockholders to review our executive compensation policies in light of corresponding stockholder returns, expressed in terms of the appreciation of our common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The table compares the yearly percentage change in the cumulative total stockholder return on $100 invested in our common stock with the cumulative total return of The Ames Oil Index and the Russell 2000 Stock index (which includes Tri-Valley Corporation) from December 31, 2000 through December 31, 2005.

[Missing Graphic Reference]

	December 31,
	2000	2001	2002	2003	2004	2005
Tri-Valley Corp	$100.00	$83.00	$76.00	$220.00	$611.50	$389.00
Amex Oil	$100.00	$97.90	$82.89	$94.49	$134.07	$189.96
Russell 2000	$100.00	$95.82	$87.51	$68.61	$89.04	$102.44

ITEM 12 Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2005, there were 22,806,176 shares of the Company's common stock outstanding. The following persons were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock:

	Number of	Percent of
Name and Address	Shares	Total

F. Lynn Blystone P.O. Box 1105 Bakersfield, CA 93302	1,279,703(1)	5.4%

G. Thomas Gamble 1250 Church Street St. Helena, CA 94574	1,483,333	6.4%

(1) Includes 845,600 shares of stock Mr. Blystone has the right to acquire upon the exercise of options.

The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 2005 by each director, by each of the executive officers named in Item 11, and by the executive officer named in Item 10 and directors as a group:

	Number of	Percent of
Directors	Shares(1)	Total(2)

F. Lynn Blystone	1,279,703	5.4%

Dennis P. Lockhart	347,191	1.5%

Milton J. Carlson	345,000	1.5%

Loren J. Miller	308,800	1.4%

Henry Lowenstein, Ph.D.	200	0.0%

G. Thomas Gamble	1,483,333	6.5%

Thomas J. Cunningham	540,000	2.3%

Joseph R. Kandle	500,000	2.1%

Henry J. Sandri	54,392	0.2%

Total group (all directors and
Executive officers - 9 persons)	4,858,619	20.9%

(1)
Includes shares which the listed shareholder has the right to acquire from options as follows: Dennis P. Lockhart 270,000; Milton J. Carlson 263,000; F. Lynn Blystone 845,600; G. Thomas Gamble 33,333; Thomas J. Cunningham 523,000; Joseph R. Kandle 475,000; Henry J. Sandri 25,000

(2)
Based on total outstanding shares of 22,806,176 as of December 31, 2005. The persons named herein have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

ITEM 14 Principal Accountant Fees and Services

YEAR	AUDIT SERVICES	TAX SERVICES	SEC SERVICES
2005	$106,082	$13,639	$12,986
2004	$82,419	$11,725	$17,882

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee pre-approves all audit and non-audit services provided by the independent auditors prior to the engagement of the independent auditors with respect to such services.  The Chairman of the Audit Committee has been delegated the authority by the Committee to pre-approve interim services by the independent auditors other than the annual exam.  The Chairman must report all such pre-approvals to the entire Audit Committee at the next committee meeting.

76

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

10.2
Tri-Valley Corporation 2005 Stock Option Plan, as amended, incorporated by reference to Exhibit B of the Company’s 2005 Proxy Statement and Definitive Schedule 14A, filed with the SEC on August 29, 2005.

10.3	Articles of Merger between Coastal Oil Sands Co. and Pleasant Valley Energy Corporation, incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on May 12, 2005.
10.4
Restated Agreement and Plan of Merger Among Tri-Valley Corporation, Coastal Oil Sands Co., Petrawest Ltd. And Pleasant Valley Energy Corporation, incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed with the SEC on May 12 2005.

10.5
Amendment No. 1 to Restated Agreement and Plan of Merger Among Tri-Valley Corporation, Coastal Oil Sands Co., Petrawest Ltd. And Pleasant Valley Energy Corporation, incorporated by reference to Exhibit 2.3 of the Company’s Form 8-K filed with the SEC on May 12, 2005.

10.6
Purchase and Sale Agreement by and among Sealaska Corporation and Seacal, LLC, and Select Resources Corporation, Inc. (April 1, 2005), incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on August 1, 2005.

10.7
Promissory Note between Tri-Western Resources, LLC, Maker, and Financial Federal Credit, Inc. Holder, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on August 26, 2005.

10.8	Security Agreement, incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed with the SEC on August 26, 2005.
10.9
Purchase and Sale Agreement between Brea Oil Company, Brea Properties, Inc., Kurt Sickles, Geraldine M. Barker, as Trustee of the Barker Bypass Trust under the Barker Trust, dated January 21, 1999, Geraldine M. Barker and Alexander W. Barker, as Co-Trustees of the Barker Trust dated January 21, 1999, and Tri-Valley Oil and Gas Co., incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed with the SEC on January 10, 2006.

14.1	Code of Business Conduct & Ethics, incorporated by reference to Exhibit14.1 of the Company’s Form 10-K filed with the SEC on March 31, 2005
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a)
31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. §1350.
32.2	Certification Pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2006	By:/s/ F. Lynn Blystone
F. Lynn Blystone
President, Chief Executive Officer and
Director

March 30, 2006	By:/s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:

March 30, 2006	By:/s/ Milton J. Carlson
Milton J. Carlson, Director

March 30, 2006	By:/s/ G. Thomas Gamble
G. Thomas Gamble, Director

March 30, 2006	By:/s/ Dennis P. Lockhart
Dennis P. Lockhart, Director

March 30, 2006	By:/s/ Henry Lowenstein
Henry Lowenstein, Ph.D,Director

March 30, 2006	By/s/ William H. “Mo” Marumoto
William H. “Mo” Marumoto, Director

March 30, 2006	By:/s/ Loren J. Miller
Loren J. Miller, Director

Exhibit 21.1

Tri-Valley Corporation

Subsidiaries

The following are wholly owned subsidiaries of Tri-Valley Corporation:

Tri-Valley Oil and Gas Company, a California corporation

Tri-Valley Power Corporation, a Delaware corporation

Select Resources Corporation, Inc., a Delaware corporation

Great Valley Production Services, Inc., a Delaware corporation

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

Date: March 30, 2006	By:	/s/F. Lynn Blystone
F. Lynn Blystone, President and Chief Executive Officer

Exhibit 31.2

Certification

I, Arthur M. Evans, certify that:

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

Date: March 30, 2006	By:	/s/Arthur M. Evans
Arthur M. Evans, Chief Financial Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. § 1350

The undersigned officer certifies that this Annual Report on Form 10-K complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Date:	March 30, 2006
By:	F. Lynn Blystone
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

Date:	March 30, 2006
By:	Arthur M. Evans
Arthur M. Evans, Chief Financial Officer