Form 10-Q
period 2006-03-31
TRI VALLEY CORP
filed 2006-05-10
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006	Commission File No. 001-31852

Tri-Valley Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-0617433
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☒

The number of shares of Registrant's common stock outstanding at April 28, 2006, was 23,188,351.

TRI-VALLEY CORPORATION

INDEX

Part I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	___2006___	___2005___
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$4,936,443	$4,876,921
Accounts receivable, trade	157,944	273,409
Advance receivable	594,746	158,460
Prepaid expenses	42,529	42,529

Total current assets	5,731,662	5,351,319

Property and equipment, net
Proved properties	986,172	1,146,103
Unproved properties	2,787,607	3,009,564
Other property and equipment	9,603,873	9,480,314

Total property and equipment, net	13,377,652	13,635,981

Other assets
Deposits	1,502,004	316,614
Investments in partnerships	17,400	17,400
Goodwill	212,414	212,414
Other	142,844	205,002

Total other assets	1,874,662	751,430

Total assets	$20,983,976	$19,738,730

The accompanying notes are an integral part of these condensed financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY
	March 31,	December 31,
	___2006___	___2005___
	(Unaudited)	(Audited)
Current liabilities
Notes payable	$1,104,917	$966,649
Accounts payable and accrued expenses	1,604,091	1,190,604
Advances from Great Valley Drilling, LLC	748,000	-
Amounts payable to joint venture participants	379,128	161,747
Advances from joint venture participants, net	5,428,197	5,318,645

Total current liabilities	9,264,333	7,637,645

Non-Current Liabilities
Due to joint ventures	257,506	201,748
Asset Retirement Obligation	93,897	92,108
Long-term portion of notes payable	5,103,495	4,234,509

Total non-current liabilities	5,454,898	4,528,365

Total liabilities	14,719,231	12,166,010

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 23,163,351 and 22,806,176 issued and
outstanding at March 31, 2006, and December 31, 2005, respectively	23,163	22,806
Less: common stock in treasury, at cost,
100,025 shares	(13,370)	(13,370)
Capital in excess of par value	27,357,250	25,629,775
Additional paid in capital - stock options	52,060	-
Accumulated deficit	(21,154,358)	(18,066,491)

Total stockholders’ equity	6,264,745	7,572,720

Total liabilities and stockholder’s equity	$20,983,976	$19,738,730

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31
	2006	2005
Revenues
Sale of oil and gas	$318,722	$169,126
Other income	44,186	9,649
Interest income	6,857	23,333
Total Revenues	369,765	202,108

Cost and Expenses
Oil and gas lease expense	57,414	20,215
Mining exploration expenses	1,196,490	2,198,246
Drilling and development	42,561	192,407
Depletion, depreciation and amortization	275,049	19,376
Interest	181,581	347
Impairment loss	458,564	-
General administrative	1,222,213	1,146,628
Total Cost and Expenses	3,433,872	3,577,219

Net Income (Loss)	$(3,064,107)	$(3,375,111)
Basic Earnings per common share	$(.13)	$(.15)
Weighted average number of shares outstanding	22,938,902	22,123,363
Diluted Earnings per common equivalent share	$(.12)	$(.15)
Diluted average number of shares outstanding	25,660,058	22,123,363

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three Months
	Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net profit/(loss)	$(3,064,107)	$(3,375,111)
Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	275,049	19,376
Non cash mining exploration expense	-	2,010,000
Impairment, dry hole and other disposals of property	458,564	-
Changes in operating capital:
Prepaids-(increase)decrease	-	10,027
Deposits-(increase) decrease	(13,232)	(257,159)
Accounts receivable-(increase)decrease	(320,821)	(71,204)
Trade accounts payable-increase(decrease)	368,087	10,566
Advances from Great Valley Drilling, LLC-increase(decrease)	748,000	-
Accounts payable to joint venture
participants and related parties-increase(decrease)	273,139	58,723
Advances from joint venture
Participants-increase(decrease)	109,552	6,052,185

Net Cash Provided/(Used) by Operating Activities	(1,165,769)	4,457,403
Cash Flows from Investing Activities
Note receivable	-	(1,100,000)
Capital expenditures	(499,044)	(906,832)

Net cash provided by (used in) Investing Activities	(499,044)	(2,006,832)

Cash Flows from Financing Activities
Proceeds from long-term debt	1,268,755	-
Principal payments on long-term debt	(214,312)	(1,958)
Net proceeds from additional paid in capital - stock options	52,060
Proceeds from issuance of common stock	617,832	1,114,350

Net Cash Provided/(Used) by Financing Activities	1,724,335	1,112,392

Net Increase in Cash and Cash Equivalents	59,522	3,562,963
Cash and Cash Equivalents at Beginning of Period	4,876,921	11,812,920

Cash and Cash Equivalents at End of Period	$4,936,443	$15,375,883
Supplemental Information:
Cash paid for interest	$155,841	$347
Cash paid for taxes	$-	$-
The accompanying notes are an integral part of these condensed financial statements.
6

TRI-VALLEY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
March 31, 2006 and 2005
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business
Tri-Valley Corporation (“TVC” or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and metal and mineral properties and interests therein. Tri-Valley has five subsidiaries and three operating segments or business lines.

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

•  Great Valley Production Services, Inc., was formed in February 2006 and subsequently converted to an LLC in April 2006 to operate oil production rigs, primarily for TVOG.

•  Great Valley Drilling Company, LLC was formed in March 2006 to operate oil drilling rigs, primarily for TVOG.

•  Tri-Valley Power Corporation is inactive at the present time.

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month period ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles in the United States of America; and, therefore, should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2006, for the year ended December 31, 2005.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Tri-Valley Oil & Gas Co., and Select Resources, Inc. and Tri-Valley Power Corporation, since their inception. Great Valley Drilling Company, LLC and Great Valley Productions Services, LLC are also included. Because the Company is the principal beneficiary of a mining venture, it has also consolidated a 50% owned joint venture, Tri-Western Resources, LLC. Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined. These include Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships. All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation.

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

The Company adopted FASB Statement No. 123(Revised), “Share-Based Payment,” as of January 1, 2006 using the "modified prospective" method permitted by the Statement. The modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

Prior to adoption of Statement 123R, Tri-Valley accounted for share-based payments to employees under Statement 123 using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The adoption of Statement 123R's fair-value method will impact Tri-Valley's results of operations, although the future impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The expense for the first quarter of 2006 is $52,060.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an interpretation of FASB Statement No. 143," (FIN 47) which clarifies the term "conditional asset retirement obligation" used in SFAS No. 143, "Accounting for Asset Retirement Obligations," and specifically when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN 47 as of December 31, 2005. We do not expect the adoption of FIN 47 to have a material impact on our consolidated results of operations and financial condition.

NOTE 4 - NOTES PAYABLE

In the quarter ended March 31, 2006 Tri-Valley issued three promissory notes. Two of these notes were to Ed Moss, Trustee, Moss Family Trust. One of these notes is for $618,000. and the other for $257,500. They are secured by 100,000 shares and 40,000 shares of Tri-Valley unregistered, restricted common stock, respectively. The terms on both notes are an interest rate of 12.0% per annum, amortized over five years with monthly payments of $13,747.07 and $5,727.95, respectively. The adequacy of the collateral coverage is reviewed at the end of each loan year and if the stock price does not support the unpaid balance, additional stock is required to be pledged. The purpose of the notes was to assure timely funds to hold, acquire and refurbish production rigs while more complete capital was being raised.

The third promissory note was issued to F. Lynn Blystone and Patricia L. Blystone in the amount of $150,000. Mr. Blystone is the President and Chief Executive Officer of Tri-Valley Corporation. The note is to be paid on an interest only basis of 1.0% per month and to be paid in full on or before March 21, 2007. The note is secured by a six percent (6%) overriding royalty interest in the Temblor Valley production. The purpose was to fund requirement for expanded bonding with the California Division of Oil, Gas and Geothermal Resources due to acquisition of more wells by the Company while additional capital was being raised

NOTE 5 - CHANGES IN SECURITIES

During the first quarter of 2006, we issued the following shares of common stock. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

•  Two employees exercised employee stock options issued in previous years to purchase 152,000 shares of common stock totaling $159,000.

•  140,000 common shares were pledged as security on two notes payable.

•  One private individual purchased 25,000 shares at $8.00 per share for a total of $200,000.

•  Another private individual purchased 7,500 shares at $8.00 per share for a total of $60,000.

•  Another private individual purchased 2,000 shares at $8.00 per share for a total of $16,000.

•  Another private individual purchased 10,000 shares at $8.00 per share for a total of $80,000.

•  Another private individual purchased 1,875 shares at $8.00 per share for a total of $15,000.

•  Another private individual purchased 2,250 shares at $8.00 per share for a total of $18,000.

•  Another private individual purchased 1,000 shares at $8.00 per share for a total of $8,000.

•  Another private individual purchased 500 shares at $8.00 per share for a total of $4,000.

•  Another private individual purchased 800 shares at $8.00 per share for a total of $6,400.

•  Another private individual purchased 500 shares at $8.00 per share for a total of $4,000.

•  Another private individual purchased 1,000 shares at $8.00 per share for a total of $8,000.

•  Another private individual purchased 1,000 shares at $8.00 per share for a total of $8,000.

•  Another private individual purchased 1,000 shares at $8.00 per share for a total of $8,000.

•  Another private individual purchased 625 shares at $8.00 per share for a total of $5,000.

•  Another private individual purchased 3,000 shares at $8.00 per share for a total of $24,000.

•  Another private individual purchased 1,000 shares at $8.00 per share for a total of $8,000.

•  Another private individual purchased 500 shares at $8.00 per share for a total of $4,000.

•  Another private individual purchased 1,500 shares at $8.00 per share for a total of $12,000.

•  Another private individual purchased 1,500 shares at $8.00 per share for a total of $12,000.

•  Another private individual purchased 1,500 shares at $8.00 per share for a total of $12,000.

•  Another private individual purchased 625 shares at $8.00 per share for a total of $5,000.

•  Another private individual purchased 500 shares at $8.00 per share for a total of $4,000.

•  During the year the common stock issuance cost amounted to approximately $680,400.

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

Petroleum Activities

The petroleum activities during the first quarter of 2006, were all activities of planning and positioning for execution of future operations. As of December 31, 2005, Tri-Valley closed on its Temblor Valley Purchase consisting of 57-wells in South Belridge and Edison Fields in Kern County, California. The quarter was consumed transferring all the normal and governmental paperwork over to Tri-Valley, while simultaneously planning the start of reworking and returning 25-wells to production during the second quarter and the planning of drilling several core wells to evaluate the optimum approach for development. The same activities occurred on the Pleasant Valley Project and the Moffat Ranch Project. The Moffat Ranch Project efforts were restricted because of limited availability of downhole equipment and limited availability of a drilling rig and production/ workover rigs. Drilling on both the Moffat Ranch and Pleasant Valley Projects is expected to occur during the second quarter.

To help solve the existing industry wide equipment shortage problem, Tri-Valley took delivery of its first two production/workover rigs through its Great Valley Production Services, LLC subsidiary. Rig #103 is a 103-foot high “double” with a 212,000-pound pulling capacity. Rig #60 is a 60-foot high, “single” with a 120,000-pound pulling capacity. All of the associated equipment is assembled to work these rigs and one crew has been assembled in May to commence rework on the Temblor Project and Rig #103 and is scheduled to start drilling 4,000 foot core wells.

A third rig, Rig #105, a 105-foot high “double” with a 250,000-pound pulling capacity, was in the process of being remanufactured during the last portion of the first quarter. Delivery is expected to occur in the second quarter. Two more rigs, Rigs #96A & #96B, were also purchased for remanufacturing to be put into the fleet upon their completion toward the end of 2006. Because these rigs all have the newest engines and other improvements including digital controls, they are actually better than when new.

Tri-Valley also exercised an option to purchase an existing drilling rig currently owned by Equipment 2000 with headquarters in Fallon, Nevada. The rig is capable of drilling to 8,000 feet with 4-1/2” drill pipe and approximately 10,000 feet with 3-1/2” drill pipe. The transaction is expected to be finalized once the rig has fulfilled its current obligations, which is expected to occur approximately June 2006. This drilling rig will be operated under a newly created subsidiary, Great Valley Drilling Co., LLC. The current owner of Equipment 2000 will become the General Manager of Great Valley Drilling Co., LLC and all crews and personnel will be transferring over to Great Valley Drilling Co., LLC. In addition to Tri-Valley’s own inventory of prospects to be drilled (the rig is also certified for California operation) Nevada is becoming of increasing interest for exploration due to the large number of structural traps catalogued. Tri-Valley believes there is more than ample projects for the rig and crews.

The tactical reason for purchasing the rig fleet is to enable Tri-Valley to work on its growing inventory of wells and drill new ones as needed rather than be delayed for months or even a year because of unavailability of contractor supplied rigs. The strategic reason is that as other property owners experience delays in timely service of their wells and production begins to decline they will tend to want to sell and the only logical bidders will be the few companies like Tri-Valley with the equipment to service additional properties..

Mining Activities

Precious Metals

Mineral exploration programs in the first quarter consisted largely of completion of the 2005 work programs and compilation of the results in annual reports on three properties: Richardson and Shorty Creek in Alaska, and Typhoon in Yukon Territory, Canada.

The 2005 Richardson program included extensive compilation and reprocessing of existing public and private data for the entire property, and soil sampling and drilling on the Democrat Prospect within the Richardson Property. All activities on the property were completed by the end of the fourth quarter. Results of the soil sampling program completed in the third quarter resulted in the drilling of an eight-hole, diamond drilling program totaling 3,052 feet, testing altered quartz-feldspar-porphyry (“QFP”) hosted gold targets over a segment of the Richardson lineament, including the bottom of the Democrat Mine pit area. QFP is the main host for gold mineralization at this area of the property. Two holes tested the Camp Pit area, five holes were drilled in the Democrat Mine area and one hole in the Democrat Pup area. The drilling was completed by mid-December. In the first quarter of 2006, assays of the drilling were completed resulting in seven of the eight holes in gold mineralization, with the best hole, RI05-03 intersecting the grades of 1.5 ppm Au (1.5 gram) with 1.3 opt Ag over a 38 foot interval (20.0 feet to 58.0 feet). High values include 3.0 ppm Au over a 3 foot interval (33.0 feet to 36.0 feet) and 4.5 opt Ag over a 6 foot interval (52.0 feet to 58.0 feet), and hole RI05-03 cut the highest silver grade encountered at 17.9 opt Ag over a 3 foot interval (168.5 feet to 171.5 feet). All five holes in the Democrat Mine area ended in altered and mineralized QFP indicating a much larger intrusive system. Additional work completed in the first quarter consisted of the compilation and assessment of the geochemical, geophysical and drilling data and the completion of the 2005 annual report on the property.

The Shorty Creek and Typhoon programs consisted of the final assessment of the data collected in the third and fourth quarters of 2005 and the completion of the annual reports on those properties.

Industrial Minerals

At Shorty Creek, Select Resources completed a top-of-bedrock soil auger geochemical sampling program covering a 2.3 square kilometer portion of the property defined as anomalous by past exploration. A total of 566 soil samples were collected on a 50-meter by 100-meter grid. Highly anomalous concentration of gold, copper, silver and other indicator elements were found.

The area of anomalous soil geochemistry is essentially coincident with one of the prominent aeromagnetic highs. On satellite imagery, the area also appears as a distinct vegetation anomaly. This anomaly - the Hill 1835 Anomaly - covers one of four very prominent magnetic highs within the claim area. Scattered reconnaissance rock chip and stream sediment geochemical samples from the other areas indicate that they too are geochemical anomalies. Because of these features, the Hill 1835 Anomaly is a prominent target for further exploration at Shorty Creek, as well as the other three magnetic highs within the claim area.

Ian Chapman joined Select Resources as Vice-President in charge of Industrial Mineral operations, and Executive Director of the Tri-Western Resources, LLC, joint venture (50% owned and managed by Select Resources).

During the first quarter, Tri-Western Resources went into limited production of cinders from its Boron facilities. Cinders are used as road treatment material for winter weather conditions and as decorative stone products. In addition, the boron basalt plant was completed and was awaiting its final air permits (awarded in April 2006) prior to the initiation of production from the facility. During this period the boron facility passed its Mine Safety and Health Administration (MSHA) inspection, required for the commencement of operations. Basalt production is expected to begin in the second quarter of 2006. Revenue generation has begun in the second quarter.

Limited work associated with permitting activities was undertaken on the Monarch calcium carbonate property in California, a Tri-Western Resources project, during the first quarter of 2006 is expected to increasingly relieve the necessity of subsidy by Select Resources with profitable operation being attained in the second half of fiscal 2006.

No work was undertaken on the Admiral Calder calcium carbonate mine in Alaska (100% owned and managed by Select Resources) during the first quarter of 2006.

Results of Operations

For the quarter ended March 31, 2006, revenue was $369,765, compared to $202,108 in the first quarter of 2005. We had an operating loss of about $3.064 million in the first quarter of 2006, compared to a loss of $3.375 million in the first quarter of 2005. Non-cash amounts included in the loss for the first quarter is depreciation, depletion and amortization of $275,049 and impairment write-off of $458,564.

The Company’s revenues from the sale of oil and gas increased from $169,126 in the first quarter of 2005 to $318,722 in the first quarter of 2006. This increase was due to acquisitions of oil producing properties and price increases.

Other income increased from $9,649 in the first quarter of 2005 to $44,186 in the first quarter of 2006, this was due to the increase in the overhead we charged for the producing wells due to the increase in the number of the producing wells we service. Interest income decreased from $23,333 in the first quarter of 2005 to $6,857 in the same period of 2006. This was due to we had less cash at the first quarter of 2006 compared to the same period of 2005. Oil and gas lease expense increased from $20,215 in the first quarter of 2005 to $57,414 in the same period of 2006 because of the new producing wells we acquired at the end of 2005 caused our Lease operating expenses to increase. Drilling and development expenses decreased from $192,407 in the first quarter of 2005 to $42,561 in the first quarter of 2006 because of the decrease in drilling activities. Depletion, depreciation and amortization increased from $19,376 in the first quarter of 2005 to $275,049 in the same period of 2006 due to the increase in the property and equipment value.

Costs and expenses were approximately $3.4 million (4%) less in the first quarter of 2006 than in the same period in 2005. We spent $1,196,490 on mining exploration in the first quarter of 2006 which was $1.02 million dollars less than the same period in 2005. These are primarily expenses to support the industrial minerals joint venture to attain production/revenue status which is now the case. The reduction was due to decreased expenditures in acquiring royalty interests in gold mining interests We also recognized impairment losses of $458,564, primarily on the write-off of our Webb #1 Blowout and the write-off of the Tracy Subthrust. During our regular evaluation of our prospects, we determined that these properties are no longer viable.

General and administrative costs totaled $1,222,213 a increased by $75,585 or 7% from the first quarter in 2005 due to general price increases and the continuing support of the industrial minerals joint venture to achieve production/revenue status which now the case. With the advent of production both from oilfield development and the industrial minerals joint venture, the Company looks to greatly reduce its operating loss in the second half of 2006.

Capital Resources and Liquidity

In 2002 through 2005, our drilling activities have been largely funded by selling interests in our OPUS I drilling partnership. We do not borrow to fund drilling activities. Our continued drilling activity relies on our ability to raise money for projects through drilling partnerships or other joint ventures.

Current assets were about $5.7 million at March 31, 2006, up slightly from $5.3 million at year end 2005. Cash on hand was nearly the same at approximately $4.9 million at March 31 and December 31.

Current liabilities rose to about $8.5 million at March 31, 2006, from $7.6 million at year end 2005.due to an increase of about $140,000 in notes payable and an increase of about $0.4 million in accounts payable and accrued expenses. Amounts payable to joint venture participants also increase by about $218,000.

Operating Activities

We had a negative cash flow of $1,913,769 for the three months ended March 31, 2006 compared to a positive cash flow of $4,457,403 for the same period in 2005, negative cash flow in the current period is due mainly to our loss from operations. Our loss from operations was approximately $3.064 million for the three months ended March 31, 2006 compared to $3.375 million for the same period in 2005.

The largest component of positive cash flow in the first quarter of 2005 was receipt of advances of more than $6 million from joint venture participants for future drilling operations, which far exceeded advances received in the first quarter of 2006. These do not contribute to operating revenues at the time received but are held in cash until expended in drilling and operations. We cannot predict the levels at which we will continue to receive funds for additional drilling, and in the past we have experienced wide swings in receipt of these funds from quarter to quarter. We do not commit to drilling activities unless and until we have sufficient advances in hand to fund a particular project.

Investing Activities

Cash used in investing activities was $499,044 for the first three months of 2006. $348,360 was used towards the purchase of the new rigs for Great Valley Production, $38,564 was invested in buildings and equipment for Select Resources and the reminder was for the acquisitions of prospects for Tri-Valley Oil and Gas.

Financing Activities

Net cash provided by financing activities was $2,340,569 for the first quarter. We received $486,066 from sales of restricted shares of common stock in privately negotiated transactions including the exercise of stock options by employees. We received $748,000 from the sale of membership units in the Great Valley Drilling Company, LLC. We received $1,268,755 in proceeds from issuance of long-term debt and used $214,312 to pay down principal on long-term debt. We expect to use these funds for working capital. We have not planned any private placement of equity securities for the remainder of 2006, but we may continue to receive funds from privately negotiated transactions. We do not have a targeted or budgeted amount of equity financing activities. In the first quarter of 2005, the net cash provided by financing activities was $1,112,302 from sales of restricted shares of common stock in privately negotiated transactions.

Liquidity

During 2006, we expect to expend approximately $10 million on drilling activities. Funds for these activities will be provided by sales of partnership interests in the Opus I drilling partnership. If the sales of partnership interests are not adequate, our drilling activities will be scaled back to an appropriate level to fund the adjusted balance of our drilling activities for 2006. We have not yet planned our proposed prospect drilling and development activities for 2007.

In 2006, we expect expenditures of approximately $0.6 million on mining activities, primarily continuing lease obligations in Alaska and $1.4 million in connection with improving the production capacity of Tri-Western Resources’ boron mine in California. Production has begun on a limited basis. The last half of 2006 should see increased production which should produce positive cash flow. We had spent approximately $1.2 million on mining lease and exploration expense in the first quarter of the year and expect approximately another $1 million in development expenses in the remainder of the year (in addition to operating expenses), after production at the boron mine begins, to improve our production capacity.

New Accounting Pronouncements, Significant Accounting Policies and Critical Accounting Estimates

New Accounting Pronouncements

See note 3 to our interim financial statements.

Significant Accounting Policies

See note 2 to our consolidated financial statements in our Form 10-K.

Critical Accounting Estimates

See note 2 to our consolidated financial statements in our Form 10-K

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.

Item 4. Controls and Procedures

Disclosure Controls

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Management, including our CEO and CFO, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

During the first quarter of 2006, there were no material changes in the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
Item 2. Unregistered Sales of Equity Securities

During the first quarter of 2006, the Company issued 65,175 shares of restricted common stock to various private investors at current prices totaling $542,049.
Both of these transactions were conducted in reliance on the exemption from registration requirements of the Securities Act of 1933 contained in Section 4(2) of that Act.

Also during the first quarter of 2006, $850,000 in membership units of Great Valley Drilling Company, LLC were sold.

14

Item 6. Exhibits

Item	Description
10.1	Note to F. Lynn Blystone and Patricia L. Blystone
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	18 U.S.C. Section 1350 Certification
32.2	18 U.S.C. Section 1350 Certification

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2006	TRI-VALLEY CORPORATION /s/ F. Lynn Blystone
F. Lynn Blystone President and Chief Executive Officer

May 10, 2006	/s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer

15

Exhibit 10.1

Promissory Note

On this date of March 21, 2006, in return for valuable consideration received, the undersigned borrower promises to pay to F. Lynn Blystone and Patricia L Blystone, the sum of $150,000.00 Dollars, together with interest thereon at the rate of one percent (1.0%) per month.

Terms of Repayment: This loan shall be repaid under the following terms: The loan amount will be paid on an interest only basis at the rate of one percent (1.0%) per month beginning with the first payment due April 21. The loan to be paid in full on March 21, 2007 or before.

Place of Payment - all payments due under this note shall be made at 4550 California Ave, Suite 600, Bakersfield, CA 93309 or at such other place as the holder of this Note may designate in writing.

Prepayment - This Note may be prepaid in whole or in part at any time without premium or penalty. All prepayments shall first be applied to interest, and then to principal payments in the order of their maturity.

Security - This note will be secured by a six percent (6%) overriding royalty interest in the Temblor Valley production (also know as Brea)

Default - Each of the following events will be an "Event of Default" for the purposes of this Note. An Event of Default will be deemed to continue until waived by Notice by the Payee to the Maker or remedied by action of the Maker.

Payment Default. The Maker defaults in the payment when due of any Principal Amount or Interest (a "Payment Default").

Insolvency Default. The Maker: (i) discontinues the conduct of its business; (ii) applies for or consents to the imposition of any Insolvency Relief; (iii) voluntarily commences or consents to the commencement of an Insolvency Proceeding; (iv) files an answer admitting the material allegations of any involuntary commencement of an Insolvency Proceeding; (v) makes a general assignment for the benefit of its creditors; (vi) is unable or admits in writing its inability to pay its debts as they become due; or (vii) becomes the subject of an Insolvency Order which it does not contest in good faith within three Business Days of its entry, and if so contested, the Insolvency Order is not dismissed within 60 days of its entry ("Insolvency Default").

Representations and Warranties Default. Maker will be in default if any of the representations and warranties made herein are false.

Performance Default. Maker will be in default if Maker fails to perform any material terms or covenants hereunder.

Fraudulent Conveyance Default. The Maker: (i) conceals, removes or permits to be concealed or removed all or any part of its property with the intent to hinder, delay or defraud any of its creditors; (ii) makes or permits any conveyance of its material properties that would be deemed fraudulent to creditors under any Insolvency Law or other applicable law; or (iii) has, while it is insolvent, caused or permitted any of its creditors to obtain a Lien on any of its property by legal proceedings or otherwise which is not vacated within 30 days.

Judgments. A final, nonappealable judgment or judgments is or are entered against the Maker in the aggregate amount of $100,000 or more on a claim or claims not covered by insurance.

Default in Other Obligations. A default is made under any loan extended to Maker under any Indebtedness and such default results in the acceleration of the payment of any principal amount due pursuant to such loan in excess of $10,000 and such acceleration is not cured or withdrawn, or all amounts owing pursuant to such loan are not paid in full, within ten (10) days after the date of such acceleration.

Payment of Dividends to Shareholders. Maker defaults if it pays cash dividends to any shareholder while the Note remains outstanding.

Remedies and Acceleration

(a)Remedies. Upon the occurrence of an Event of Default, the Payee will have (i) all rights and remedies granted to it under this Note and will have the right to receive six percent (6%) of the production from Temblor Valley (also know as Brea) until all principal and interest (at one percent (1%) on unpaid balance per month) is paid, at which time the six percent (6%) overriding royalty will revert to Tri-Valley Oil and Gas. All of these rights and remedies and the exercise of them will be cumulative. No exercise of any rights and remedies will be deemed to be exclusive or constitute an election of remedies.

(b) Acceleration of Payment. If an Insolvency Default occurs, payment of this Note will be Accelerated automatically and without Notice. Upon the occurrence and during the continuation of any other Event of Default, the Payee may, in the sole exercise of its discretion, elect to cause payment of this Note to be Accelerated by giving Notice of its election to the Maker. Once payment of this Note has been Accelerated, the Acceleration may be revoked only by the Payee, in the sole exercise of its discretion, by giving Notice of revocation to the Maker.

(c)Waiver of Default. No Default or Event of Default may be waived or will be deemed to have been waived except by an express Notice by the Payee to the Maker, and any waiver will be applicable only to the specific Defaults or Events of Default expressly identified in the Notice and will not be deemed to apply to any other or subsequent Default or Event of Default. The Payee may grant or withhold any waiver in the sole exercise of its discretion, and may condition any waiver upon the payment by the Maker of a premium, the grant of security interest or the acceptance of other terms and conditions under this Note. No course of dealing by the Payee, or the failure, forbearance or delay by the Payee in exercising any of its rights or remedies under this Note will operate as a waiver of any Default or Event of Default or of any right of the Payee under this Note.

(d) Attorneys' Fees. Upon the occurrence of an Event of Default, all legal expenses incurred by Payee in pursuing remedies under this Note will be the responsibility of Maker.

(e) Cure. In the Event of Default, the Maker shall have thirty (30) days to cure without any of the above remedies being enacted. If no cure is made, then the Payee is free to pursue the above remedies and the Maker will cooperate in achieving those remedies.

Modification - No modification or waiver of any of the terms of this Agreement shall be allowed unless by written agreement signed by both parties. No waiver of any breach or default hereunder shall be deemed a waiver of any subsequent breach or default of the same or similar nature.

Usury - Notwithstanding any provision of this Note to the contrary: (a) in no event will the Interest Rate on this Note be a rate per annum in excess of the maximum interest rate permissible under applicable law (including any applicable interest rate ceiling imposed by United States Small Business Administration regulations); and (b) to the extent that Interest (or other amounts paid with respect to this Note that are deemed to be interest under applicable law) results in interest payments in excess of those permitted under applicable law, the excess payments will be applied to the payment of the unpaid Principal Amount or, if the Principal Amount has been paid in full, will be refunded to the Maker.

Transfer of the Note - The borrowers hereby waive any notice of the transfer of this Note by the Lender or by any subsequent holder of this Note, agree to remain bound by the terms of this Note subsequent to any transfer, and agree that the terms of this Note may be fully enforced by any subsequent holder of this Note.

Severability of Provisions - In the event that any portion of this Note is deemed unenforceable, all other provisions of this Note shall remain in full force and effect.

Choice of Law - All terms and conditions of this Note shall be interpreted under the laws of the State of California. Any litigation in regarding this promissory note shall be resolved in the courts of Kern County, State of California.

Signed Under Penalty of Perjury, this 21st day of March, 2006.

Tri-Valley Corporation

By:

/s/ Thomas J. Cunningham ____________________________

Thomas J. Cunningham, Chief Administrative Officer

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
Date: May 10, 2005	/s/F. Lynn Blystone
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

Date: May 10, 2005	/s/Arthur Evans
Arthur Evans, Chief Financial Officer

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

Date: May 10, 2005	/s/Arthur Evans
Arthur Evans, Chief Financial Officer

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

Date: May 10, 2005	/s/F. Lynn Blystone
F. Lynn Blystone, President and Chief Executive Officer