Form 10-Q/A
period 2006-03-31
TRI VALLEY CORP
filed 2006-06-12
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A-1

AMENDMENT NO. 1 TO THE
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

TRI-VALLEY CORPORATION

INDEX
Introductory Note:

This Amendment No. 1 to Tri-Valley Corporation's Form 10-Q for the quarter ended March 31, 2006, contains technical revisions to the originally filed 10-Q. No information has been revised on Tri-Valley's Unaudited Balance Sheets, Consolidated Statements of Operations, or Consolidated Statements of Cash Flow.

Part I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$ 4,936,443	$ 4,876,921
Accounts receivable, trade	157,944	273,409
Advance receivable	594,746	158,460
Prepaid expenses	42,529	42,529

Total current assets	5,731,662	5,351,319

Property and equipment, net
Proved properties	986,172	1,146,103
Unproved properties	2,787,607	3,009,564
Other property and equipment	9,603,873	9,480,314

Total property and equipment, net	13,377,652	13,635,981

Other assets
Deposits	1,502,004	316,614
Investments in partnerships	17,400	17,400
Goodwill	212,414	212,414
Other	142,844	205,002

Total other assets	1,874,662	751,430

Total assets	$ 20,983,976	$ 19,738,730

The accompanying notes are an integral part of these condensed financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
Current liabilities
Notes payable	$ 1,104,917	$ 966,649
Accounts payable and accrued expenses	1,604,091	1,190,604
Advances from Great Valley Drilling, LLC	748,000	-
Amounts payable to joint venture participants	379,128	161,747
Advances from joint venture participants, net	5,428,197	5,318,645

Total current liabilities	9,264,333	7,637,645

Non-Current Liabilities
Due to joint ventures	257,506	201,748
Asset Retirement Obligation	93,897	92,108
Long-term portion of notes payable	5,103,495	4,234,509

Total non-current liabilities	5,454,898	4,528,365

Total liabilities	14,719,231	12,166,010

Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 23,163,351 and 22,806,176 issued and
outstanding at March 31, 2006, and December 31, 2005, respectively	23,163	22,806
Less: common stock in treasury, at cost,
100,025 shares	(13,370)	(13,370)
Capital in excess of par value	27,357,250	25,629,775
Additional paid in capital - stock options	52,060	-
Accumulated deficit	(21,154,358)	(18,066,491)

Total stockholders' equity	6,264,745	7,572,720

Total liabilities and stockholder's equity	$ 20,983,976	$ 19,738,730

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31
	2006	2005
Revenues
Sale of oil and gas	$ 318,722	$ 169,126
Other income	44,186	9,649
Interest income	6,857	23,333
Total Revenues	369,765	202,108

Cost and Expenses
Oil and gas lease expense	57,414	20,215
Mining exploration expenses	1,196,490	2,198,246
Drilling and development	42,561	192,407
Depletion, depreciation and amortization	275,049	19,376
Interest	181,581	347
Impairment loss	458,564	-
General administrative	1,222,213	1,146,628
Total Cost and Expenses	3,433,872	3,577,219

Net Income (Loss)	$ (3,064,107)	$(3,375,111)
Basic Earnings per common share	$ (.13)	$ (.15)
Weighted average number of shares outstanding	22,938,902	22,123,363

Diluted Earnings per common equivalent share	$ (.12)	$ (.15)
Diluted average number of shares outstanding	25,660,058	22,123,363

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Cash Flows from Operating Activities
Net profit (loss)	$ (3,064,107)	$ (3,375,111)
Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	275,049	19,376
Non cash mining exploration expense	-	2,010,000
Impairment, dry hole and other disposals of property	458,564	-
Changes in operating capital:
Prepaids-(increase) decrease	-	10,027
Deposits-(increase) decrease	(13,232)	(257,159)
Accounts receivable-(increase) decrease	(320,821)	(71,204)
Trade accounts payable-increase (decrease)	368,087	10,566
Advances from Great Valley Drilling, LLC-increase (decrease)	748,000	-
Accounts payable to joint venture
participants and related parties-increase (decrease)	273,139	58,723
Advances from joint venture
Participants-increase (decrease)	109,552	6,052,185

Net Cash Provided (Used) by Operating Activities	(1,165,769)	4,457,403
Cash Flows from Investing Activities
Note receivable	-	(1,100,000)
Capital expenditures	(499,044)	(906,832)
Net Cash Provided (Used) by Investing Activities	(499,044)	(2,006,832)

Cash Flows from Financing Activities
Proceeds from long-term debt	1,268,755	-
Principal payments on long-term debt	(214,312)	(1,958)
Net proceeds from additional paid in capital - stock options	52,060
Proceeds from issuance of common stock	617,832	1,114,350

Net Cash Provided (Used) by Financing Activities	1,724,335	1,112,392

Net Increase in Cash and Cash Equivalents	59,522	3,562,963
Cash and Cash Equivalents at Beginning of Period	4,876,921	11,812,920

Cash and Cash Equivalents at End of Period	$ 4,936,443	$ 15,375,883
Supplemental Information:
Cash paid for interest	$ 155,841	$ 347
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these condensed financial statements.
6

TRI-VALLEY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
March 31, 2006 and 2005
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Tri-Valley Corporation ("Tri-Valley" or the "Company"), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and metal and mineral properties and interests therein. Tri-Valley has five subsidiaries and three operating segments or business lines.

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

Select Resources Corporation ("Select") was created in late 2004 to manage, grow and operate Tri-Valley's mineral interests. Select operates the Minerals segment of our business lines both through a joint venture, Tri-Western Resources, LLC and itself.

Great Valley Production Services, Inc. is a wholly owned subsidiary formed in February 2006 and subsequently converted to an LLC in April 2006 to operate oil production rigs, primarily for TVOG. Tri-Valley plans to sell up to a 49% interest in the subsidiary and to retain a 51% interest. At March 31, 2006, no equity interests had been sold.

Great Valley Drilling Company, LLC was formed in March 2006 to operate oil drilling rigs, primarily for TVOG. Tri-Valley plans to sell up to a 49% interest in the subsidiary and to retain a 51% interest. At March 31, 2006, 23% of the equity interest in this subsidiary had been sold.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Tri-Valley Oil & Gas Co., Select Resources, Inc. and Tri-Valley Power Corporation and Great Valley Production Services, Ind., since their inception. Partially owned subsidiary Great Valley Drilling Company, LLC, is also included. Because the Company is the principal beneficiary of a mining venture, it has also consolidated a 50% owned joint venture, Tri-Western Resources, LLC. Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined. These include Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships. All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation.

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

The Company adopted FASB Statement No. 123 (Revised), "Share-Based Payment," as of January 1, 2006 using the "modified prospective" method permitted by the Statement. The modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: (1) mandatorily redeemable financial instruments, (2) obligations to repurchase the issuer's equity shares by transferring assets, and (3) obligations to issue a variable number of shares. With limited exceptions, SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of SFAS 150 will have a material impact on its results of operations and financial position.

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

The third promissory note was issued to F. Lynn Blystone and Patricia L. Blystone in the amount of $150,000. Mr. Blystone is the President and Chief Executive Officer of Tri-Valley Corporation. The note is to be paid on an interest only basis of 1.0% per month and to be paid in full on or before March 21, 2007. The note is secured by a six percent (6%) overriding royalty interest in the Temblor Valley production. The purpose was to provide interim funding for increased bonding requirements with the California Division of Oil, Gas and Geothermal Resources resulting from the acquisition of more wells by the Company.

NOTE 5 - CHANGES IN SECURITIES

During the first quarter of 2006, we issued 357,175 shares of common stock. Two employees exercised employee stock options issued in previous years to purchase 152,000 shares of common stock totaling $159,000. The Company pledged 140,000 common shares as security on two notes payable. The remaining 65,175 shares were issued in private placements at a price of $8.00 per share, for a total consideration of $521,400. Total stock issuance cost for the first quarter was $62,568.

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

Petroleum Activities

The petroleum activities during the first quarter of 2006, were all activities of planning and positioning for execution of future operations. As of December 31, 2005, Tri-Valley closed on its Temblor Valley Purchase consisting of 57 wells in South Belridge and Edison Fields in Kern County, California. The quarter was consumed transferring all the normal and governmental paperwork over to Tri-Valley, while simultaneously planning the start of reworking and returning 25 wells to production during the second quarter and the planning of drilling several core wells to evaluate the optimum approach for development. The same activities occurred on the Pleasant Valley Project and the Moffat Ranch Project. The Moffat Ranch Project efforts were restricted because of limited availability of downhole equipment and limited availability of a drilling rig and production/ workover rigs. Drilling on both the Moffat Ranch and Pleasant Valley Projects is expected to occur during the second quarter.

To help solve the existing industry wide equipment shortage problem, Tri-Valley took delivery of its first two production/workover rigs through its Great Valley Production Services, LLC subsidiary. Rig #103 is a 103 foot high "double" with a 212,000 pound pulling capacity. Rig #60 is a 60-foot high, "single" with a 120,000 pound pulling capacity. All of the associated equipment is assembled to work these rigs. One crew was assembled in May for Rig #60 and has commenced rework on the Temblor Project, and Rig #103 is planned to be crewed and to start drilling 4,000 foot core wells in July 2006.

A third rig, Rig #105, a 105 foot high "double" with a 250,000 pound pulling capacity, was in the process of being remanufactured during the last portion of the first quarter. Delivery is expected to occur in the second quarter. Two more rigs, Rigs #96A & #96B, were also purchased for remanufacturing to be put into the fleet upon their completion toward the end of 2006. Because these rigs all have the newest engines and other improvements including digital controls, they are actually better than when they were new.

Tri-Valley also exercised an option to purchase an existing drilling rig currently owned by Equipment 2000 with headquarters in Fallon, Nevada. The rig is capable of drilling to 8,000 feet with 4-1/2" drill pipe and approximately 10,000 feet with 3-1/2" drill pipe. The transaction is expected to be finalized once the rig has fulfilled its current obligations, which is expected to occur about June 2006. This drilling rig will be operated under a newly created subsidiary, Great Valley Drilling Co., LLC. The current owner of Equipment 2000 will become the General Manager of Great Valley Drilling Co., LLC and all crews and personnel will be transferring over to Great Valley Drilling Co., LLC. In addition to Tri-Valley's own inventory of prospects to be drilled (the rig is also certified for California operation) Nevada is becoming of increasing interest for exploration due to the large number of structural traps. Tri-Valley believes there are more than ample projects for the rig and crews.

The tactical reason for purchasing the rig fleet is to enable Tri-Valley to work on its growing inventory of wells and drill new ones as needed rather than be delayed for months or even a year because of unavailability of contractor supplied rigs. The strategic reason is that as other property owners experience delays in timely service of their wells and production begins to decline they will tend to want to sell and the only logical bidders will be the few companies like Tri-Valley with the equipment to service additional properties.

Mining Activities

Precious Metals

Mineral exploration programs in the first quarter consisted largely of completion of the 2005 work programs and compilation of the results in annual reports on three properties: Richardson and Shorty Creek in Alaska, and Typhoon in Yukon Territory, Canada.

The 2005 Richardson program included extensive compilation and reprocessing of existing public and private data for the entire property, and soil sampling and drilling on the Democrat Prospect within the Richardson Property. All activities on the property were completed by the end of the fourth quarter. Results of the soil sampling program completed in the third quarter resulted in the drilling of an eight-hole, diamond drilling program totaling 3,052 feet, testing altered quartz-feldspar-porphyry ("QFP") hosted gold targets over a segment of the Richardson lineament, including the bottom of the Democrat Mine pit area. QFP is the main host for gold mineralization at this area of the property. Two holes tested the Camp Pit area, five holes were drilled in the Democrat Mine area and one hole in the Democrat Pup area. The drilling was completed by mid-December. In the first quarter of 2006, assays of the drilling were completed resulting in seven of the eight holes in gold mineralization, with the best hole, RI05-03 intersecting the grades of 1.5 ppm Au (1.5 gram) with 1.3 opt Ag over a 38 foot interval (20.0 feet to 58.0 feet). High values include 3.0 ppm Au over a 3 foot interval (33.0 feet to 36.0 feet) and 4.5 opt Ag over a 6 foot interval (52.0 feet to 58.0 feet), and hole RI05-03 cut the highest silver grade encountered at 17.9 opt Ag over a 3 foot interval (168.5 feet to 171.5 feet). All five holes in the Democrat Mine area ended in altered and mineralized QFP indicating a much larger intrusive system. Additional work completed in the first quarter consisted of the compilation and assessment of the geochemical, geophysical and drilling data and the completion of the 2005 annual report on the property.

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

Industrial Minerals

Ian Chapman joined Select Resources as Vice-President in charge of Industrial Mineral operations, and Executive Director of the Tri-Western Resources, LLC, joint venture (50% owned and managed by Select Resources).

During the first quarter, Tri-Western Resources went into limited production of cinders from its boron facilities. Cinders are used as road treatment material for winter weather conditions and as decorative stone products. In addition, the boron basalt plant was completed and was awaiting its final air permits (awarded in April 2006) prior to the initiation of production from the facility. During this period the boron facility passed its Mine Safety and Health Administration inspection, required for the commencement of operations. Basalt production is

11
expected to begin in the second quarter of 2006. Revenue generation has begun in the second quarter.

Limited work associated with permitting activities was undertaken on the Monarch calcium carbonate property in California, a Tri-Western Resources project, during the first quarter of 2006. We expect mining operations will begin to relieve the need for Select Resources to fund Tri-Western operations, with positive cash flow from the mine anticipated in the second half of fiscal 2006.

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

The Company's revenues from the sale of oil and gas increased from $169,126 in the first quarter of 2005 to $318,722 in the first quarter of 2006. This increase was due to acquisitions of oil producing properties and price increases.

Other income increased from $9,649 in the first quarter of 2005 to $44,186 in the first quarter of 2006, this was due to the increase in the overhead we charged for the producing wells due to the increase in the number of the producing wells we service. Interest income decreased from $23,333 in the first quarter of 2005 to $6,857 in the same period of 2006, because we held less cash in the first quarter of 2006 compared to the same period of 2005. Oil and gas lease expense increased from $20,215 in the first quarter of 2005 to $57,414 in the same period of 2006 as we incurred new expenses to operate the wells we acquired at the end of 2005. Drilling and development expenses decreased from $192,407 in the first quarter of 2005 to $42,561 in the first quarter of 2006, reflecting a decrease in our drilling activities. Depletion, depreciation and amortization increased from $19,376 in the first quarter of 2005 to $275,049 in the same period of 2006, in light of increased property and equipment values from acquisitions.

Costs and expenses were approximately $3.4 million (4%) less in the first quarter of 2006 than in the same period in 2005. We spent $1,196,490 on mining exploration in the first quarter of 2006 which was $1.02 million dollars less than the same period in 2005. The 2005 expenses were higher because of start-up costs for our industrial mineral operations and expenditures to acquire royalty interests in our gold mining claims. We also recognized impairment losses of $458,564, primarily on the write-off of our Webb #1 Blowout and Tracy Subthrust. During our regular evaluation of our prospects, we determined that these properties are no longer viable.

General and administrative costs totaled $1,222,213 increased by $75,585 (7%) from the first quarter in 2005, due to general price increases and the continuing support of the industrial minerals joint venture to achieve production/revenue status which now the case. With the advent of production both from oilfield development and the industrial minerals joint venture, the Company looks to greatly reduce its operating loss in the second half of 2006.

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

Current liabilities rose to about $8.5 million at March 31, 2006, from $7.6 million at year end 2005, due to an increase of about $140,000 in notes payable and an increase of about $0.4 million in accounts payable and accrued expenses. Amounts payable to joint venture participants also increase by about $218,000.

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

In 2006, we expect to spend approximately $0.6 million on continuing mining lease obligations in Alaska and $1.4 million to improve the production capacity of Tri-Western Resources' boron mine in California. Production from the boron mine has begun on a limited basis. The last half of 2006 should see increased production which should produce positive cash flow from that mine. We had spent approximately $1.2 million on mining lease and exploration expense in the first quarter of the year and expect approximately another $1 million in development expenses in the remainder of the year (in addition to operating expenses), after production at the boron mine begins, to improve our production capacity.

New Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements.

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

During the first quarter of 2006, there were no material changes in the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities

Between February 20 and March 23, 2006, the Company issued 65,175 shares of restricted common stock in 22 transactions with private investors at $8.00 per share for a total of $521,400. The prices of our common stock on the American Stock Exchange during that time period varied between $7.55 and $8.62 per share.

Also during the first quarter of 2006, the Company pledged 140,000 shares of restricted common stock as security for two loans totaling $875,500. See Note 4 to the unaudited consolidated financial statements.

On March 31, 2006, $850,000 in membership units of Great Valley Drilling Company, LLC, were sold to one private investor.

All of these transactions were conducted in reliance on the exemption from registration requirements of the Securities Act of 1933 contained in Section 4(2) of that Act.

Item 6. Exhibits
Item	Description
10.1	Promissory note to F. Lynn and Patricia Blystone
31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	18 U.S.C. Section 1350 Certification
32.2	18 U.S.C. Section 1350 Certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-VALLEY CORPORATION

June 7, 2006	/s/F. Lynn Blystone
F. Lynn Blystone
President and Chief Executive Officer

June 7, 2006	/s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer

