Form 10-Q
period 2006-06-30
TRI VALLEY CORP
filed 2006-08-09
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006	Commission File No. 001-31852

Tri-Valley Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-0617433
(State or other jurisdiction of
incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of Registrant's common stock outstanding at July 31, 2006, was 23,280,681.

TRI-VALLEY CORPORATION

CONTENTS

2

Part I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$ 4,850,732	$ 4,876,921
Accounts receivable, trade	211,148	273,409
Advance receivable	224,328	158,460
Prepaid expenses	42,529	42,529

Total current assets	5,328,737	5,351,319

Property and equipment, net
Proved properties	980,685	1,146,103
Unproved properties	2,576,477	3,009,564
Other property and equipment	11,951,775	9,480,314

Total property and equipment, net	15,508,937	13,635,981

Other assets
Deposits	1,594,140	316,614
Investments in partnerships	17,400	17,400
Goodwill	212,414	212,414
Other	142.513	205,002

Total other assets	1,966,467	751,430

Total assets	$ 22,804,141	$ 19,738,730

The accompanying notes are an integral part of these consolidated financial statements.
3

TRI-VALLEY CORPORATION
LIABILITIES AND SHAREHOLDERS' EQUITY

	June 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Current liabilities
Notes payable	$ 1,009,870	$ 966,649
Accounts payable and accrued expenses	3,396,139	1,190,604
Amounts payable to joint venture participants	141,478	161,747
Advances from joint venture participants, net	4,954,919	5,318,645

Total current liabilities	9,502,406	7,637,645

Non-Current Liabilities
Due to joint ventures	317,686	201,748
Asset Retirement Obligation	95,686	92,108
Long-term portion of notes payable	4,964,794	4,234,509

Total non-current liabilities	5,378,166	4,528,365

Total liabilities	14,880,572	12,166,010

Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 23,275,401 and 22,806,176 issued and
outstanding at March 31, 2006, and December 31,
2005, respectively	23,276	22,806
Less: common stock in treasury, at cost,
100,025 shares	(13,370)	(13,370)
Capital in excess of par value	27,891,941	25,629,775
Additional paid in capital - stock options	577,420	-
Additional paid in capital - Great Valley Drilling /
Great Valley Production	3,813,840	-
Accumulated deficit	(24,369,538)	(18,066,491)

Total shareholders' equity	7,923,569	7,572,720

Total liabilities and stockholder's equity	$ 22,804,141	$ 19,738,730

The accompanying notes are an integral part of these consolidated financial statements.
4

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Revenues
Sale of oil and gas	$ 291,255	$ 192,000	$ 609,977	$ 361,190
Sale of minerals	60,053	-	60,053	-
Other income	60,587	13,247	104,773	22,832
Drilling and development	559,556	1,605,000	559,556	1,605,000
Interest income	6,889	36,383	13,746	59,716
Total Revenues	978,340	1,846,630	1,348,105	2,048,738

Costs and Expenses
Oil and gas lease expense	45,348	17,476	102,762	37,692
Mining exploration expense	1,222,389	407,818	2,418,879	2,606,063
Drilling and development	426,848	1,027,186	469,409	1,219,493
Depletion, depreciation and amortization	275,172	30,226	550,220	49,602
Interest	211,050	10,849	392,631	11,196
Impairment loss	-	-	458,564	-
General and administrative	1,512,352	1,070,855	2,682,506	2,217,483
Non-cash stock option expense	525,360	-	577,420	-
Total Costs and Expenses	4,218,519	2,564,310	7,652,391	6,141,529

Net Loss	$ (3,240,179)	$ (717,680)	$ (6,304,286)	$ (4,092,791)
Earnings per share
Basic	$ (.14)	$ (.03)	$ (.27)	$ (.18)
Diluted	$ (.13)	$ (.03)	$ (.24)	$ (.18)

Weighted Average Number of Shares
Basic	23,067,509	22,459,552	23,196,116	22,291,457
Diluted	25,824,234	22,459,552	26,059,022	22,291,457

The accompanying notes are an integral part of these consolidated financial statements.
5

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Six Months
	Ended June 30
	2006	2005
Cash Flows from Operating Activities
Net loss	$ (6,304,286)	$ (4,092,791)
Adjustments to reconcile net income to net cash used from
Operating activities:
Depreciation, depletion and amortization	550,220	49,602
Non-cash mining exploration expense	-	2,010,000
Impairment, dry hole and other disposals of property	458,564	-
Stock options	577,420	-
Changes in operating capital:
Prepaids - (increase)		7,527
Deposits - (increase) decrease	(105,037)	(432,179)
Accounts receivable - increase (decrease)	(3,607)	51,839
Trade accounts payable - increase (decrease)	2,161,723	(456,179)
Accounts payable to joint venture participants
And related parties - increase (decrease)	95,669	(22,226)
Advances from joint venture participants - increase (decrease)	(363,726)	6,353,070

Net Cash Provided (Used) by Operating Activities	(2,933,060)	6,468,663

Cash Flows Used by Investing Activities
Capital expenditures	(2,880,640)	(4,534,644)

Cash Flows from Financing Activities
Principal payments on long-term debt	(477,732)	(12,031)
Issuance of long-term debt	1,298,628	1,760,987
Net proceeds from additional paid in capital - Great Valley
Drilling / Great Valley Production	3,813,840	-
Proceeds from issuance of common stock	1,152,511	2,179,914

Net Cash Provided by Financing Activities	5,787,511	3,928,870

Net Increase (Decrease) in Cash and Cash Equivalents	(26,189)	2,862,889
Cash and Cash Equivalents at Beginning of Period	4,876,921	11,812,920

Cash and Cash Equivalents at End of Period	$ 4,850,732	$ 14,675,809

Supplemental Information:
Cash paid for interest	$ 336,860	$ 11,196
Cash paid for taxes	$	$ 17,865
Non-cash investing activity:
Common stock in exchange for prospect acquisition	$	$ 2,464,000

The accompanying notes are an integral part of these consolidated financial statements.
6

TRI-VALLEY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
June 30, 2006 and 2005
(Unaudited)

Note 1 - Description of Business and Basis of Presentation

Description of Business

Tri-Valley Corporation ("TVC" or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and metal and mineral properties and interests therein. Tri-Valley has five subsidiaries and three operating segments or business lines.

-

Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities. TVOG derives the majority of its revenue from oil and gas drilling and development. TVOG primarily generates its own exploration prospects from its internal database, and also screens prospects from other geologists and companies. TVOG generates these geological "plays" within a certain geographic area of mutual interest. The prospect is then presented to potential co-venturers. The company deals with both accredited individual investors and energy industry companies. TVOG serves as the operator of these co-ventures. TVOG operates both the oil and gas production segment and the drilling and development segment of our business lines

-

Select Resources Corporation ("Select") was created in late 2004 to manage, grow and operate Tri-Valley's mineral interests. Select operates the Minerals segment of our business lines both through a joint venture, Tri-Western Resources, LLC, and itself.

-

Great Valley Production Services, Inc., was formed in February 2006 and subsequently converted to an LLC in April 2006 to operate oil production and drilling rigs, primarily for TVOG. Tri-Valley plans to sell 49% of the ownership interest and retain a 51% ownership interest in this subsidiary. As of June 30, 2006, $2,257,200 has been invested by private parties in a 25% ownership interest.

-

Great Valley Drilling Company, LLC was formed in March 2006 to operate oil drilling rigs, primarily for TVOG. Tri-Valley plans to sell 49% of the ownership interest and retain a 51% ownership interest in this subsidiary. As of June 30, 2006, $1,556,640 has been invested by private parties in a 43% ownership interest.

-	Tri-Valley Power Corporation is inactive at the present time.

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six-month period ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Tri-Valley Oil & Gas Co., and Select Resources, Inc. and Tri-Valley Power Corporation, since their inception. Partially owned subsidiaries Great Valley Drilling Company, LLC and Great Valley Production Services, LLC are also included. Because the Company is the principal beneficiary of a mining venture, it has also consolidated a 50% owned joint venture, Tri-Western Resources, LLC. Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined. These include Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships. All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation.

Note 2 - Per Share Computations

Basic earnings per share computations are based upon the weighted-average number of common shares outstanding during each year. Diluted earnings per share include common stock equivalents.

Note 3 - Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("Statement 123R"), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Statement 123R requires a public company to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award, which is typically the vesting period. Statement 123R eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued.

The Company adopted Statement 123R as of January 1, 2006 using the "modified prospective" method permitted by the Statement. The modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

Prior to adoption of Statement 123R, Tri-Valley accounted for share-based payments to employees under Statement 123 using Opinion 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The adoption of Statement 123R's fair-value method will impact Tri-Valley's results of operations, although the future impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. The expense for the second quarter of 2006 is $525,360.

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

In April 2006, the FASB issued FSP FIN 46R - 6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R. FSP FIN 46R - 6 addresses the requirement to determine the variability to be considered in applying FASB Interpretation No. 46 based on an analysis of the design of the entity. Specifically, the FSP requires (1) an analysis of the nature of the risks in the entity and (2) a determination of the purpose(s) for which the entity was created and determination of the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. As required, we adopted FSP FIN 46R - 6 effective July 1, 2006 for any new arrangements entered into after the effective date. Although we do not expect the adoption of FSP FIN 46R - 6 to have a material financial impact, we currently are unable to determine the potential impact in future periods.

Note 4 - Notes Payable

During the second quarter, we purchased a 2006 Chevrolet Silverado truck and signed a note for $29,872.81 with monthly payments of $577.44 for 60 months and an interest rate of 5.50%. The lender is GMAC.

Note 5 - Changes in Securities

During the second quarter of 2006, we issued 112,050 shares of common stock. Three directors exercised stock options issued previously to purchase 45,750 shares of common stock totaling $139,875. The remaining 66,300 shares were issued in private placements at prices of $7.00 and $7.08 per share, for a total consideration of $466,100. Total stock issuance cost for the second quarter was $71,172.

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

Overview

Petroleum Activities

During the second quarter of 2006 we continued planning and positioning for execution of future development operations. As was previously reported, as of December 31, 2005, we closed on the Temblor Valley purchase consisting of 57 wells in South Belridge and Edison Fields in Kern County, California. The first quarter was consumed transferring all the normal and governmental paperwork over to Tri-Valley, while simultaneously planning and expediting for the start of reworking and returning 25 wells to production starting during the third quarter and the planning of drilling of several core wells, the data from which will be used for planning of future development. By May 15, Rig #60, a single production rig owned by a Company subsidiary, was equipped, crewed with one crew and went to work on five wells currently needing work to return to production The Company expects to start work on the 25 idled wells in the third quarter. The first drill site for a new well on the Temblor Valley West property adjoining the South Belridge Oilfield was prepared, and spudding is scheduled in the third quarter.

The Pleasant Valley development is expected to commence in the fourth quarter after drilling a core well to determine optimum tactics. The initial target will be the Upper Vaca Heavy Tar Sands, a 500 foot thick formation not unlike Canada's prolific Athabasca Tar Sands Project. Tri-Valley will use modern Athabasca technology developed over the last 40 years to extract this resource, which heretofore has only had old conventional methodology applied.

The Moffat Ranch Gas Project efforts were restricted due to limited availability of downhole equipment and limited availability of a drilling rig and production / workover rigs, as the Company focused on building production/revenue from Temblor Valley and Pleasant Valley properties.

Great Valley Production Services, LLC

The Company took a pro-active position to deal with the increasingly acute shortage of both production and drilling rigs and has been able to purchase a fleet of rigs and refurbish them to "as new" standards at very attractive prices. The Company is now crewing these rigs for use on its own projects as well as for outside project contracting, if there is any time available. On June 14, an oilfield equipment sale was held in Bakersfield. Great Valley Production Services, LLC, was the successful bidder on major drilling rig components sufficient to outfit Rig #103 to be able to drill Temblor or other project/prospect wells. On June 15, the production crew was diverted to Great Valley Production's operational yard in Bakersfield to begin reconditioning and repairing the purchased auction sale equipment. This reconditioning consumed approximately six weeks with Rig #103 expected to spud its first well in August 2006.

Rig #105, a 105 foot high "double," 250,000 pound pulling capacity rig, and one of the largest on the west coast for workovers, has been in the process of being remanufactured during the second quarter. Delivery was expected to occur in the second quarter, but has been rescheduled. Rig #105 will be delivered in the third quarter and, when crewed, will be probably be assigned to either Temblor Valley development or Pleasant Valley development.

Great Valley Drilling Co., LLC

Tri-Valley also exercised an option to purchase a drilling rig currently owned by Equipment 2000 with headquarters in Fallon, Nevada. The rig is capable of drilling to 8,000 feet with 4-1/2 inch drill pipe and approximately 10,000 feet with 3-1/2 inch drill pipe. The transaction was expected to be finalized in June 2006, once the rig has fulfilled its current obligations. But, the operations on the job have delayed the closing until about the end of the third quarter. This drilling rig will be operated under a newly created subsidiary, Great Valley Drilling Co., LLC. The current owner of Equipment 2000 will become the General Manager of Great Valley Drilling Co., LLC, and all crews and personnel will transfer to Great Valley Drilling Co., LLC. This rig will then continue to work in Nevada for the near term, where it can command premium prices.

Tri-Valley is aggressively recruiting personnel to staff these two new operating subsidiaries as well as searching for executive and supervisory staff to exploit its growing inventory of development, exploration and operating opportunities.

Mining Activities

Precious Metals

Mineral programs in the second quarter consisted largely of continued assessment of the geologic information collected in previous work programs Richardson and Shorty Creek properties in Alaska. Select initiated compilation of digital drill hole logs from the Richardson property.

The Company also undertook an on-site reconnaissance for carrying out a 2006 field program for both the Richardson and Shorty Creek properties, including resolving access routing issues.

During the second quarter, Select evaluated the Keeler and Cerro Grande precious metal and polymetallic trend of Inyo County, California. The properties are sheer control and replacement gold occurrences, and the polymetallics (zinc, lead and copper) are principally in skarns, carrying gold and silver credits.

Select also evaluated intrusive related gold and gold/molybdenum occurrences north of the Rawhide mine in Churchill County, Nevada.

Base Metals

Select has entered into an arrangement to assist Duluth Metals Limited, a Canadian corporation, in its initial public offering and listing on the Toronto Stock Exchange. Duluth Metals is involved in the acquisition and exploration of copper, nickel and platinum group metals in the Duluth Complex in northern Minnesota. Duluth Metals is providing Select financial remuneration, stock options and assistance by Duluth Metals on helping to take Select public and monetizing its properties as compensation for Select providing management and technical assistance to Duluth Metals.

Because of the Company's relationship with Duluth Metals, Select also initiated an investigative reconnaissance program at additional base and precious metal deposits in northern Minnesota.

Industrial Minerals

During the second quarter, the Tri-Western Resources joint venture (50% owned by Select) continued to expand production of cinders from the joint venture's Boron, California, facilities. Primary demand was from lightweight block manufacturers (cinder block) and as decorative stone. The Boron basalt plant was completed and initiated limited production of roofing granules in April 2006 and is generating revenue. In addition, both cinder and basalt fine grind materials and dusts are being tested for sale into the horticultural markets. Expansion of the basalt screening plant capacity began late in the second quarter and will be fully operational the third quarter. The current expansion is designed to achieve operational break-even for the Boron facilities and to relieve the need for Select to fund Tri-Western's operations. Future expansions will be made to achieve profitability and determined based on increased demand and revenue generation potential in the marketplace. Revenue generation for cinders began in the first quarter and for basalt began in the second quarter.

In the second quarter, Select entertained an offer from its joint venture partner to purchase its interest in the Tri-Western resources joint venture for cash. The offer is subject to financing, and Select continues to pursue profitable operations should the deal not close. If a sale is completed, Select will re-deploy the capital in other ventures deemed to add as much or greater share value.

During the second quarter of 2006, limited work associated with continued permitting activities was undertaken on the Monarch calcium carbonate property in California, a Tri-Western Resources joint venture.

The Admiral Calder calcium carbonate mine in Alaska (100% owned and managed by Select) was on care and maintenance during the second quarter of 2006. Select has initiated market studies for the Admiral Calder quarry product as the mine is in the top 1% of high grade chemical and high brightness calcium carbonate deposits in the world, and one of the few deposits to be directly on tidewater.

Results of Operations

For the quarter ended June 30, 2006, revenue was $868,290 less than the same period in 2005, and revenue for the first six months of 2006 was $700,633 less than the first half of 2005.

For the past three fiscal years, our largest source of revenue has been sale of oil and gas prospects to joint ventures. We record revenue from drilling and development when we complete drilling wells that have been sold to venture partners, including the OPUS I drilling partnership sponsored by Tri-Valley. In the first quarter of 2006 we recorded no income from drilling and development. In the second quarter we sold one prospect for drilling and development revenue of $559,556 we recorded income from drilling and development that was approximately $1.05 million less than both the second quarter and first half of 2005. We believe that revenue from drilling activities during the second half of 2006 will help to restore total 2006 revenue from drilling and development. But our drilling activities are affected by factors beyond our control, such as availability of drilling equipment and crews and delays in the regulatory permitting process to drill new wells. In 2005, unavailability of drilling equipment held our drilling levels below what we could otherwise have accomplished.

The Company's revenues from the sale of oil and gas increased from $192,000 in the second quarter of 2005 to $291,255 in the second quarter of 2006. This increase was due to the acquisition of oil producing properties and price increases.

We receive interest on cash advances and investments from joint venture partners and others, pending expenditure of funds received on oil and gas drilling and other activities. In the second quarter we continued to receive interest income substantially in less than prior years ($6,889 for the quarter) because we hold decreased advances for oil and gas investment and other projects. We expect our interest income to remain at approximately these levels for the rest of 2006, though it will fall as we expend funds on drilling projects. Interest income is a relatively insignificant part of our total income. Timing of our expenditures on drilling depends on many factors that are outside of our control, including availability of drilling equipment and crews.

Our costs and expenses rose approximately 65% in the second quarter over a year ago, and total costs for the first half of 2006 were up 25% for the first half of 2005. The main reasons for the cost increase in the second quarter were higher mining exploration expenses ($1,222,389 in the second quarter of 2006 versus $407,818 in the second quarter of 2005), higher general and administrative expense ($1,512,352 versus $1,070,855 in the second quarter of 2005) and non-cash option expense of $525,360 versus nothing in the second quarter of 2005. The general and administrative increase was due to increased staffing due to anticipated increased activity of our petroleum operations. The drilling and development costs for the second quarter were $426,848, down from $1,027,086 in the second quarter of 2005 because there were no development wells drilled in the first six months of 2006.

Mining exploration expenses in the second quarter of 2006 mainly consisted of expenses incurred in the operation of the basalt and cinder mill near Boron, California. In the second quarter of 2005 we incurred lower mining expenses because the Boron mill was not yet being developed. In the second quarter we began realizing revenue from these operations. We expect revenue from milling operations to increase during the second half of 2006.

In the first half of 2006, we recorded non-cash expenses of $577,420 from issuance of stock options to our directors and employees. Prior adoption of SFAS 123R in 2006, we did not record compensation expenses upon the issuance of stock options to directors and employees. See Note 3 to our Unaudited Consolidated Financial Statements.

During the second quarter, our mining exploration expenses of $1,222,389 consisted of geologic and engineering consulting fees for primarily Tri-Western's mine near Boron, California. These were higher than in the second quarter of 2005 by $814,571 because of the increase in operations. During the first six months of 2005, the Boron site had no operations. Select is continuing our search for additional properties to acquire. Funds to acquire additional properties would likely come from the proceeds of private equity investments in Tri-Valley by third party investors. We do not have a budget or target for a specified number or amount of mining property acquisitions in 2006 or future years. We are reviewing a variety of additional precious and base metal and industrial mineral opportunities.

Oil and gas lease expenses increased in the second quarter from the second quarter of 2005 because of increased production. Operating expenses are more than double our 2005 levels and will likely continue to increase as we add new wells and workover existing wells. Oil and gas lease expenses may increase again in 2007 if we succeed in bringing wells drilled in 2006 into production or in reworking the shut-in wells.

Capital Resources and Liquidity

Our oil and gas activities are largely funded by selling interests in our private limited drilling partnership. We do not borrow to fund drilling activities. Our drilling activity relies on our ability to raise money through our drilling partnership.

Current assets were approximately $5.3 million at both June 30, 2006, and December 31, 2005. Property and equipment was about $1.9 million higher at June 30, 2006, than at December 31, 2005 primarily due to the acquisition of equipment by Great Valley Production Company, LLC. Deposits increased $1,277,526, by $1,110,000, due to pledging Tri-Valley Corporation stock as collateral for two notes payable to the Ed Moss Family Trust. There also were deposits on the equipment that is being acquired for our drilling operations.

Current liabilities increased approximately $1.9 million in the first half of 2006, due to a $363,726 decrease in advances from joint venture participants related to the Opus drilling partnership, and a $2,205,534 increase in accounts payable from increased purchases of capital equipment in both the petroleum and minerals operations. Of this increase, $1,545,155 is due to the increase in accounts payable for our recently formed Great Valley Production Company, LLC, which is purchasing and rebuilding drilling rigs and equipment. Long term liabilities increased $849,801 as we borrowed to purchase equipment.

Operating Activities

We had a negative cash flow of $2,933,060 for the six months ended June 30, 2006, compared to a positive cash flow of $3,468,663 for the same period in 2005. Our loss from operations was $6,304,286, which included non-cash expenses of $577,420 in stock option expense, $458,264 in impairment expense and $550,220 in depreciation expense. We experienced an increase in deposits of $1,277,536. Of this amount, $1,110,000 was a non-cash deposit of Tri-Valley common stock pledged as collateral on a loan, and the remainder of the deposits were for drilling equipment.

The largest change in cash flow was advances from joint venture participants of which went from a positive $6.3 million in the first six months of 2005 to a negative $363,726 for the first six months of 2006. These funds do not contribute to operating revenues at the time received but are held in cash until expended in drilling and operations. We cannot predict the levels at which we will continue to receive funds for additional drilling.

Investing Activities

Cash used in investing activities was $2,880,640 for the first six months of 2006. The purchase of frilling rigs and equipment used about $2.71 million. The remainder was used for investment in equipment for Tri-Western.

Financing Activities

Net cash provided by financing activities was $5,787,511 for the first six months of 2006. Approximately $3.8 million of this amount consists of proceed from membership units in the Great Valley Production Company, LLC and the Great Valley Drilling Company, LLC. Issuance of long-term debt provided $1,298,628 and the principal payments on long-term debt used $477,732. The remaining $1,152,775 was provided by sales of common stock in individually negotiated private transactions, which will be used for property acquisitions and working capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures nor forward contracts in its cash management functions.

Item 4. Controls and Procedures

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2006.

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

During the second quarter of 2006, there were no material changes in the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities

Between April 10 and June 28, 2006, the Company issued 66,300 shares of restricted common stock in three transactions with private investors at $7.00 and $7.08 per share for a total of $466,100. The prices of our common stock on the American Stock Exchange during that time period varied between $5.63 and $9.01 per share.

As of June 30, 2006, $2,257,200 in membership units of Great Valley Production Services, LLC, was sold to eleven private investors. As of June 30, 2006, $1,556,640 in membership units of Great Valley Drilling Company, LLC was sold to twelve private investors.

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

August 9, 2006	TRI-VALLEY CORPORATION
/s/ F. Lynn Blystone
F. Lynn Blystone
President and Chief Executive Officer

August 9, 2006	/s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer

