Form 10-Q
period 2006-09-30
TRI VALLEY CORP
filed 2006-11-14
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006	Commission File No. 001-31852

Tri-Valley Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-0617433
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

4550 California Ave., Suite 600, Suite 200, Bakersfield, California 93309
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
Yes[X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Large Accelerated Filer  [   ]                             Accelerated Filer  [X]                                 Non-accelerated Filer  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

The number of shares of the issuer’s common stock outstanding at October 31, 2006, was 23,303,942.

Part I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
ASSETS	(Unaudited)	(Audited)
Current assets
Cash	$3,405,017	$4,876,921
Accounts receivable, trade	233,470	273,409
Advance receivable	422,456	158,460
Prepaid expenses	42,529	42,529

Total current assets	4,103,472	5,351,319

Property and equipment, net
Proved properties	962,035	1,146,103
Unproved properties	2,708,054	3,009,564
Other property and equipment	11,765,052	9,480,314

Total property and equipment, net	15,435,141	13,635,981

Other assets
Deposits	1,578,570	316,614
Investments in partnerships	17,400	17,400
Goodwill	212,414	212,414
Other	140,105	205,002

Total other assets	1,948,489	751,430

Total assets	$21,487,102	$19,738,730

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND SHAREHOLDERS’ EQUITY

	September 30, 2006	December 31, 2005
	(Unaudited)	(Audited)
Current liabilities
Notes payable	$947,518	$966,649
Accounts payable and accrued expenses	3,202,016	1,190,604
Amounts payable to joint venture participants	265,312	161,747
Advances from joint venture participants, net	4,475,117	5,318,645

Total current liabilities	8,889,963	7,637,645

Non-Current Liabilities
Due to joint ventures	380,513	201,748
Asset Retirement Obligation	97,581	92,108
Long-term portion of notes payable	4,764,091	4,234,509

Total non-current liabilities	5,242,185	4,528,365

Total liabilities	14,132,148	12,166,010

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 23,299,942 and 22,806,176 issued and
outstanding at September 30, 2006, and December 31, 2005, respectively	23,300	22,806
Less: common stock in treasury, at cost,
100,025 shares	(13,370)	(13,370)
Capital in excess of par value	28,036,459	25,629,775
Additional paid in capital - stock options	926,180	-
Additional paid in capital - Great Valley Drilling /
Great Valley Production	5,425,120
Accumulated deficit	(27,042,735)	(18,066,491)

Total shareholders’ equity	7,354,954	7,572,720

Total liabilities and stockholder’s equity	$21,487,102	$19,738,730

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005

Revenues
Sale of oil and gas	$268,385	$193,537	$878,362	$569,045
Sale of minerals	125,031	-	185,084	-
Other income	54,179	14,863	158,952	34,817
Drilling and development	900,000	-	1,459,556	8,132,500
Interest income	8,716	14,606	22,462	93,950
Total Revenues	1,356,311	223,006	2,704,416	8,830,312

Costs and Expenses
Oil and gas lease expense	54,395	25,712	157,157	65,278
Mining lease expense		-		1,022,616
Mining exploration expense	923,663	46,411	3,342,542	2,660,252
Drilling and development	344,082	197,900	813,491	6,025,294
Operating expenses - Great Valley Drilling/Great Valley Production	514,049		514,049
Depletion, depreciation and amortization	345,515	7,233	895,735	136,054
Interest	207,418	421	600,049	55,061
Impairment loss	-	-	458,564	-
General and administrative	1,291,627	424,433	3,974,133	3,304,480
Non-cash stock option expense	348,760	-	926,180	-
Total Costs and Expenses	4,029,509	702,110	11,681,900	13,269,035

Net Loss	$(2,673,198)	$(479,104)	$(8,977,484)	$(4,438,723)
Earnings per share
Basic	$(.11)	$(.02)	$(.39)	$(.20)
Diluted	$(.10)	$(.02)	$(.34)	$(.20)

Weighted Average Number of Shares
Basic	23,285,921	20,703,935	23,296,441	22,427,713
Diluted	26,170,432	20,703,935	26,166,613	22,427,713

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Nine Months
	Ended September 30
	2006	2005
Cash Flows from Operating Activities
Net loss	$(8,977,484)		$(4,438,723)
Adjustments to reconcile net income to net cash used from
Operating activities:
Depreciation, depletion and amortization	895,735		136,054
Non-cash stock transactions	143,043		2,309,700
Impairment, dry hole and other disposals of property	458,564		-
Stock options	926,180		-

Changes in operating capital:
Prepaids - (increase)	-		(2,473)
Deposits - (increase) decrease	(87,059)		(221,770)
Accounts receivable - increase (decrease)	(224,057)		(301,951)
Trade accounts payable - increase (decrease)	1,969,495		(287,123)
Accounts payable to joint venture participants
And related parties - increase (decrease)	282,330		102,307
Advances from joint venture participants - increase (decrease)	(843,528)		1,107,712

Net Cash Provided (Used) by Operating Activities	(5,456,781)		(1,596,267)

Cash Flows Used by Investing Activities
Capital expenditures	(3,152,217)		(7,114,128)

Cash Flows from Financing Activities
Principal payments on long-term debt	(821,940)		(52,600)
Issuance of long-term debt	1,379,780		5,157,130
Net proceeds from additional paid in capital - Great Valley
Drilling / Great Valley Production	5,425,120		-
Proceeds from issuance of common stock	1,154,134		2,181,414

Net Cash Provided by Financing Activities	7,137,094		7,285,944

Net Increase (Decrease) in Cash and Cash Equivalents	(1,471,904)		(1,424,451)
Cash and Cash Equivalents at Beginning of Period	4,876,921		11,812,920

Cash and Cash Equivalents at End of Period	$3,405,017		$10,388,469

Supplemental Information:
Cash paid for interest	$580,115		$55,061
Cash paid for taxes		$	$ 17,865
Non-cash investing activity:
Common stock in exchange for prospect acquisition	$100,000		$2,464,000

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

•
Select Resources Corporation (“Select”) was created in late 2004 to manage, grow and operate Tri-Valley’s mineral interests. Select operates the Minerals segment of our business lines both through a joint venture with Tri-Western Resources, LLC and as owner/operator of individual properties.

•
Great Valley Production Services, LLC, (“Great Valley Productions Services”) was formed in 2006 to operate oil production and drilling rigs, primarily for TVOG. Tri-Valley plans to sell 49% of the ownership interest and retain a 51% ownership interest in this subsidiary and remain operator. As of September 30, 2006, $4,306,000 has been invested by private parties in a 48% ownership interest.

•
Great Valley Drilling Company, LLC (“Great Valley Drilling”) was formed in 2006 to operate oil drilling rigs, primarily for TVOG. Tri-Valley has sold 49% of the ownership interest to private parties for $1,760,000 and has retained a 51% ownership interest in this subsidiary.

•	Tri-Valley Power Corporation is inactive at the present time.

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine-month period ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, Tri-Valley Oil & Gas Co., and Select Resources, Inc. and Tri-Valley Power Corporation, since their inception. Partially owned subsidiaries Great Valley Drilling Company, LLC and Great Valley Production Services, LLC are also included. Because the Company is the principal beneficiary of a mining venture, it has also consolidated a 50% owned joint venture, Tri-Western Resources, LLC. Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined. These include Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships. All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation

Note 2 - Per Share Computations

Basic earnings per share computations are based upon the weighted-average number of common shares outstanding during each year. Diluted earnings per share include common stock equivalents

Note 3 - Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123 (revised 2004), "Share-Based Payment" (“Statement 123R”), which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation." Statement 123R supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows." Statement 123R requires a public company to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which the employee is required to provide service in exchange for the award, which is typically the vesting period. Statement 123R eliminates the alternative to use Opinion 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued.

The Company adopted Statement 123R as of January 1, 2006, using the "modified prospective" method permitted by the Statement. The modified prospective method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

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

In April 2006, the FASB issued FSP FIN 46R - 6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46R. FSP FIN 46R - 6 addresses the requirement to determine the variability to be considered in applying FASB Interpretation No. 46 based on an analysis of the design of the entity. Specifically, the FSP requires (1) an analysis of the nature of the risks in the entity and (2) a determination of the purpose(s) for which the entity was created and determination of the variability (created by the risks identified in Step 1) the entity is designed to create and pass along to its interest holders. As required, we adopted FSP FIN 46R - 6 effective July 1, 2006, for any new arrangements entered into after the effective date. Although we do not expect the adoption of FSP FIN 46R - 6 to have a material financial impact, we currently are unable to determine the potential impact in future periods.

The Financial Accounting Standards Board (FASB) issued SFAS 154, "Accounting Changes and Error Corrections": SFAS 154 replaces APBO 20, Accounting Changes, and SFAS 3, Reporting Accounting Changes in Interim Financial Statements. Unless it is impracticable to do so, SFAS 154 requires retrospective application to prior periods' financial statements of voluntary changes in accounting principle and to changes required by an accounting pronouncement in instances where the pronouncement does not include specific transition provisions. This statement is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005. No such changes have been made by the Company in 2006.

Note 4 - Notes Payable

During the third quarter, we purchased two Chevrolet Silverado trucks and signed two notes for $49,174.05 and $31,978.57. Both notes are for 60 months and have interest rates of 4.90% and 6.90% respectively. The lender is GMAC.

Note 5 - Changes in Securities

During the third quarter of 2006, we issued 24,541 shares of common stock. A director exercised stock options issued previously to purchase 3,000 shares of common stock totaling $1,500. We issued 5,280 shares to a consultant for $43,042.00 of services at an agreed price of $8.15 per share. The remaining 16,261 shares were issued as a $100,000. deposit on the purchase of three leases at a price of $6.15 per share.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Notice Regarding Forward-Looking Statements

This report contains forward-looking statements. The words, "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee," and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of Tri-Valley's business, lending activities, relationship with customers, and development in the oil and gas industry. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated or otherwise indicated

Overview

Petroleum Activities

In the third quarter of 2006, TVOG, in conjunction with Great Valley Production Services, LLC, bought at auction, all of the major components that would allow Production Rig #103 to be utilized as a drilling rig capable of drilling to approximately 5,500 feet. Over a two month period, we reconditioned, modified and assembled the components to allow Rig #103 to function as a drilling rig. On August 18, 2006, using a single daylight crew, Rig #103 spudded its first TVC well, the Lundin-Weber #D-353-30, in the South Belridge Field, to drill a well into the Diatomite formation. The well was drilled to 1,500 feet, completed, and ultimately 3-stage hydraulically fractured with 510,000-lbs of 10/40 sand on September 23, 2006. Following the clean-out of well following the hydraulic fracturing job by Halliburton, Rig #103 was moved to the Lundin-Weber #D540-30 location on September 29, 2006. Also during the third quarter, we continued to refurbish Rig #75 (a single pulling unit) and Rig #105 for delivery to Great Valley Production Services, some time in the fourth quarter.

With the completion of these refurbishing tasks in the fourth quarter, we expect to be in the enviable position of being able to perform production work on any of our wells to 12,000 feet and to drill a well to 5,500 feet without relying on third parties contractors for a production or drilling rig to conduct and fulfill our future obligations. In recent years we have suffered delays in our planned drilling activities due to unavailability of drilling rigs, equipment and crews in California. The availability of rigs, equipment and crews from Great Valley Production Services should help to reduce or eliminate these delays in the future.

In house planning continued on a large natural gas exploration play in the San Joaquin Valley in which we have 100% working interest. We plan to commence drilling in mid to late 2007.

While developing its producible properties in conjunction with our Opus Drilling Program LP, we continue to assemble high potential exploration targets in an effort to add significant value.

Great Valley Production Services, LLC

Great Valley Production Services had two of its remanufactured rigs crewed and working in the third quarter on our Temblor Valley West property. Rig #60, a “single” production rig, was employed re-working idle wells to restore them to production. The Company expects continued use of that rig to service the 49 existing wells on the property. Rig #103, a “double” production rig modified to drill up to 5,500 feet, successfully drilled the first development test well to 1,500 feet into the Diatomite formation, a traditionally low permeability zone that can carry exceptional quantities of oil. The new crew performed very well and is speeding up the procedure on the second test well. Great Valley Production Services continues to recruit personnel to build crew strength and man additional rigs as they come out of re-manufacture. In the fourth quarter, Great Valley Production Services expects to put into service Rig #75, a single production rig that can also drill to 2,000 feet, and Rig #105, a double that is one of the largest production rigs on the west coast and can perform workovers on wells up to 18,000 feet or drill to 8,000 feet.

Great Valley Drilling Co., LLC

This 10,000 foot Nevada based rig is still completing an existing contract, so Great Valley Drilling has yet to take possession of the rig. Great Valley Drilling has obtained its contractors license and arranged for proper insurance when the rig and crew transfer. In anticipation of the transfer, Great Valley Drilling is negotiating its first contract to drill a well in Nevada and expects the rig to be able to work rather continuously because of the scarcity of rigs in Nevada, which is becoming an exploration province of wider interest.

Mining Activities

Precious Metals

Mineral programs in the third quarter consisted largely of continued assessment and compilation of the geologic information collected in previous work programs associated with the Richardson and Shorty Creek properties in Alaska.

The Company also undertook an on-site visit of the Richardson property, including the evaluation of adjacent claims. During this visit, Select also undertook annual repair and maintenance activities associated with the Richardson Roadhouse, 65 miles south of Fairbanks at milepost 295 on the Alaska Richardson Highway, which is owned by Select and has been used in the past as a base camp for Richardson related exploration activities.

During the third quarter, Select evaluated and rejected one gold property in central Oregon.

Base Metals

Select added two copper properties to its base metals exploration portfolio. Both properties are located in Nevada. The first property, the FARJK claims, target oxide copper in Nye County and covers roughly one square mile and the claim position can be expanded. Select controls 100% of this claim block. The second property, the Delcer property, with oxide and sulphide copper, covers approximately one square mile in Elko County. This property has experienced limited copper production that dates back to World War I. Select is a joint venture participant in the Delcer property.

During the third quarter, Select continued its arrangement to assist Duluth Metals Limited, a Canadian corporation, in its initial public offering and listing on the Toronto Stock Exchange. Duluth Metals is involved in the acquisition and exploration of copper, nickel and platinum group metals in the Duluth Complex in northern Minnesota. Duluth Metals is providing Select financial remuneration, stock options and assistance by Duluth Metals on the monetizing of Select and its properties as compensation for Select providing management and technical assistance to Duluth Metals.

Industrial Minerals

During the third quarter, the Tri-Western Resources Joint Venture (50% owned and managed by Select) continued to expand production of cinders from the joint venture’s Boron facilities. Primary demand was from lightweight block manufacturers (cinder block) and as decorative stone. The Boron basalt plant continued to produce limited production of roofing granules and is generating revenue. In addition, both cinder and basalt fine grind materials and dusts are being tested for sale into the horticultural markets. Continued expansions of the facilities will be determined based on increased demand and revenue generation potential in the marketplace.

Limited work associated with continued permitting activities was undertaken on the Monarch calcium carbonate property in California during this period.

The Admiral Calder calcium carbonate mine in Alaska (100% owned and managed by Select) was on care and maintenance during the third quarter. Select continued its market and operational assessment studies for the Admiral Calder quarry product as the mine is in the top 1% of high grade chemical and high brightness calcium carbonate deposits in the world, and one of the few deposits to be directly on tidewater. Repair and maintenance activities at the site were initiated in the third quarter.

Results of Operations

For the quarter ended September 30, 2006, total revenues were approximately $1.1 million more than the same period in 2005, but revenue for the first nine months of 2006 was $6.1 million less than the first nine months of 2005. We had a net loss from operations of $2.7 million for the quarter and $9 million for the nine months, compared to a net loss of $500,000 in the third quarter and $4.4 million in the first nine months of 2005.

For the past three fiscal years, our largest source of revenue has been sale of oil and gas prospects to joint ventures. We record revenue from drilling and development when we complete drilling wells that have been sold to venture partners, including the OPUS I drilling partnership sponsored by Tri-Valley. In the first quarter of 2006, we recorded no income from drilling and development. In the second quarter we completed and recorded one prospect for $559,556, and in the third quarter we turn keyed the Lundin Weber 352 well for $900,000. The drop in drilling and development income was the largest component in our loss for the nine month period in 2006. We believe that our revenue from drilling activities during the fourth quarter of 2006, using our newly acquired drilling rigs, will help to increase total 2006 revenue from drilling and development.

Our revenues from the sale of oil and gas increased from $193,537 in the third quarter of 2005 to $268,385 in the third quarter of 2006. This increase was due to the acquisition of oil producing properties and price increases.

We began to realize income from production and sale of industrial minerals from our Boron facilities in the second quarter of 2006. In the third quarter, our revenues from the sale of minerals more than doubled from the second quarter to about $125,000 from $60,000 as we ramped up operations. We expect sale of minerals to continue increasing in the fourth quarter. We had no revenue from mineral operations prior to the second quarter of 2006.

Company other income rose from $14,863 for the third quarter of 2005 to $54,179 for the third quarter of 2006. This was primarily due to receiving $43,000 from Duluth Metals for consulting services. Other revenue for the first nine months of 2006 increased by $124,135 over the same period in 2005, $43,000 from the previously mentioned consulting and approximately $80 thousand increase from well operations which we bill to other parties. This increase is due to the increased number of wells which the Company is servicing due to an acquisition.

We receive interest on cash advances and investments from joint venture partners and others, pending expenditure of funds received on oil and gas drilling and other activities. In the third quarter we continued to receive interest income substantially less than prior years ($5,890 for the quarter) because we hold decreased advances for oil and gas investment and other projects. We expect our interest income to remain at approximately these levels for the rest of 2006, though it will fall as we expend funds on drilling projects. Interest income is a relatively insignificant part of our total income.

Our costs and expenses rose approximately $3.3 million in the third quarter over a year ago, although total costs for the first nine months of 2006 were down $1.6 million from the first nine months of 2005. The overall decrease is mainly a reflection of decreased drilling and development activity in 2006. The changes in operating expenses reflect start-up operations that we expect to yield future returns, especially in the areas of mining exploration expense, operating expenses for our drilling rig operations (Great Valley Drilling and Great Valley Production Services) and future oil and gas development, which accounted for much of the increase in our general and administrative costs.

Mining exploration expenses increased to $923,663 in the third quarter of 2006 versus $46,411 in the third quarter of 2005. Mining exploration was only beginning in the third quarter of 2005, and the 2006 figure represents an ongoing commitment to mining operations at the basalt and cinder mill near Boron, California. In the 2005 period, we incurred $1 million in expenses for preparation of our Monarch mine in California, in addition to $2.7 million in mining exploration expense. Thus, overall mining expenses for the nine months have totaled about $3.3 million in 2006 compared to $3.7 million in 2005.

Operating expenses for the drilling subsidiaries was $514,049 in the third quarter and the nine month period of 2006. These subsidiaries were only formed in early 2006, and this expenditure represents the cost of refurbishing rigs that we recently began to operate or hope to put to work in the next quarter.

Our mining subsidiary, Select, is continuing our search for additional properties to acquire. Funds to acquire additional properties would likely come from the proceeds of private equity investments in Tri-Valley by third party investors. We do not have a budget or target for a specified number or amount of mining property acquisitions in 2006 or future years. We are reviewing a variety of additional precious and base metal and industrial mineral opportunities.

The increased general and administrative expense of $1,291,627 (versus $424,433 in the third quarter of 2005) was spent for additional staffing for anticipated oil and gas exploration and development activity in coming months.

Drilling and development costs for the third quarter rose to $344,082 from $197,900 in the third quarter of 2005 as we began to use Great Valley Production Services rigs and crews to develop our existing properties. During the third quarter of 2005, the lack of available rigs and crews significantly restricted our drilling activities. Total drilling and development costs for the nine month period were down 86.6% in 2006 compared to the same period in 2005.

Oil and gas lease expenses increased in the third quarter from the third quarter of 2005 because of expenses associated with increased production. Operating expenses are more than double our 2005 levels and will likely continue to increase as we add new wells and workover existing wells. Oil and gas lease expenses may increase again in 2007 if we succeed in bringing wells drilled in 2006 into production or in reworking the shut-in wells.

In the first nine months of 2006, we recorded non-cash expenses of $926,180 from issuance of stock options to our directors and employees. Prior to adoption of SFAS 123R in 2006, we did not record compensation expenses upon the issuance of stock options to directors and employees. See Note 3 to our Unaudited Consolidated Financial Statements.

Capital Resources and Liquidity

Our oil and gas activities are largely funded by selling interests in our private drilling limited partnership. We do not borrow to fund drilling activities. Our drilling activity relies on our ability to raise money through our drilling partnership.

Current assets were approximately $4.1 million at September 30, 2006, which is lower than December 31, 2005 by $1.2 million. The reduction in current assets is due primarily to a reduction of $1.5 million in our cash position. Property and equipment was about $1.8 million higher at September 30, 2006, than at December 31, 2005 primarily due to the acquisition of equipment by Great Valley Production Services. Deposits increased approximately $1.3 million including a $1.1 million pledge of Company stock as collateral for two notes payable to the Ed Moss Family Trust. There also were deposits on the equipment that is being acquired for our drilling operations.

Current liabilities increased approximately $1.25 million in the first nine months of 2006, due to an approximate $850,000 decrease in advances from joint venture participants related to the Opus drilling partnership, and a $2 million increase in accounts payable from increased purchases of capital equipment in both the petroleum and minerals operations. Of this increase, about $1.3 million is due to the increase in accounts payable for our recently formed Great Valley Production Services, which is purchasing and rebuilding drilling rigs and equipment. Long term liabilities increased about $500,000 as we borrowed to purchase equipment.

Operating Activities

We had a negative cash flow of about $5.5 million for the nine months ended September 30, 2006, compared to a negative cash flow of $1.6 million for the same period in 2005. Our loss from operations was nearly $9 million, which included non-cash expenses of about $926,000 in stock option expense, $458,000 in impairment expense and $896,000 in depreciation expense. We experienced a decrease in deposits of $87,059. Of this amount, $1,110,000 was a non-cash deposit of our common stock pledged as collateral on a loan, and the remainder of the deposits was for drilling equipment.

The largest change in cash flow was an increase in trade accounts payable which decreased by about $287,000 in the first nine months of 2005 but increased nearly $2 million in the first nine months of 2006. Start up expenses cost at Great Valley Production Services accounted for $1.3 million of this increase. The next largest increase is advances from joint venture participants of which went from a positive $1.1 million in the first nine months of 2005 to a negative $844,000 for the first nine months of 2006. These funds do not contribute to operating revenues at the time received but are held in cash until expended in drilling and operations. We cannot predict the levels at which we will continue to receive funds for additional drilling

Investing Activities

Cash used in investing activities was about $3.15 million for the first nine months of 2006. The purchase of drilling rigs and equipment used about $2.8 million, primarily in Great Valley Production Services. The remainder was used for investment in equipment for TVOG and Tri-Western Resources.

Financing Activities

Net cash provided by financing activities was about $7.3 million for the first nine months of 2006. Approximately $5.4 million of this amount consists of proceeds from membership units in the Great Valley Production Services and the Great Valley Drilling. Issuance of long-term debt provided $1.4 million and the principal payments on long-term debt used about $822,000. The remaining $1.3 million was provided by sales of common stock in individually negotiated private transactions, which will be used for property acquisitions and working capital.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.

Item 4.     Controls and Procedures

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2006.

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

During the third quarter of 2006, there were no material changes in the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.     Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 2.     Unregistered Sales of Equity Securities

During the third quarter of 2006, we issued 16,261 shares of our common stock in payment for a deposit on the purchase of three leases at a price of $6.15 per share

Also during the third quarter of 2006, $2,048,000 in membership units of Great Valley Production Services, LLC, were sold to 16 private investors. During the third quarter of 2006, $207,000 in membership units of Great Valley Drilling Company, LLC were sold to three private investors. All of these sales were made in privately negotiated transactions in reliance on the exemption from registration requirements of the Securities Act of 1933 contained in Section 4(2) of that Act.

Item 6.     Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification
31.2 Rule 13a-14(a)/15d-14(a) Certification
32.1 18 U.S.C. § 1350 Certification
32.2 18 U.S.C. § 1350 Certification

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2006	TRI-VALLEY CORPORATION
F. Lynn Blystone President and Chief Executive Officer

November 14, 2006
Arthur M. Evans
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2006	/s/F. Lynn Blystone
F. Lynn Blystone, President and Chief Executive Officer

Exhibit 31.1

I, Arthur M. Evans, Chief Financial Officer of Tri-Valley Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tri-Valley Corporation;
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 14, 2006	/s/Arthur M. Evans
Arthur M. Evans, Chief Financial Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. § 1350

The undersigned, F. Lynn Blystone, President and Chief Executive Officer of Tri-Valley Corporation, a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1)	the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2006	/s/F. Lynn Blystone
F. Lynn Blystone, President and Chief Executive Officer

Exhibit 32.2

Certification Pursuant to 18 U.S.C. § 1350

The undersigned, Arthur M. Evans, Chief Financial Officer of Tri-Valley Corporation, a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1)	the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 14, 2006	/s/Arthur M. Evans
Arthur M. Evans, Chief Financial Officer