Form 10-K
period 2006-12-31
TRI VALLEY CORP
filed 2007-04-02
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006	Commission File No. 001-31852

TRI-VALLEY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	84-0617433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes☐ No☒
As of February 28, 2007, 24,186,655 common shares were issued and outstanding.

The aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on the last day of the registrant’s most recently completed second fiscal quarter was approximately $165 million.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS
PART I
ITEM 1	Business	1
	Competition	2
	Governmental Regulation	2
	Environmental Regulation	3
	Employees	5
	Available Information	5
ITEM 1A	Risk Factors	5
ITEM 2	Properties	9
	Oil and Gas Operations	10
	Minerals Properties	13
ITEM 4	Submission of Matters to a Vote Of Security Holders	15

PART II
ITEM 5	Market Price of the Registrant's Common Stock and Related Security Holder Matters	15
	Performance Graph	16
	Equity Compensation Plan Information	17
	Recent Sales of Unregistered Securities	17
ITEM 6	Selected Historical Financial Data	17
ITEM 7	Management's Discussion and Analysis Of Financial Condition	18
	Notice Regarding Forward-Looking Statements	18
	Overview	18
	Critical Accounting Policies	18
	Other Significant Accounting Polices	20
	Results of Operations	23
	Financial Condition	25
	Operating Activities	26
ITEM 8	Financial Statements	28
ITEM 9A	Controls and Procedures	65
	Evaluation of Disclosure Controls	65
	Management’s Report on Internal Control over Financial Reporting	65

PART III
ITEM 10	Directors and Executive Officers of the Registrant	69
ITEM 11	Executive Compensation	73
	Employment Agreement with Our President	74
	Compensation Committee Report	74
	Aggregated 2006 Option Exercises and Year-End Values	76
	Compensation of Directors	77
ITEM 12	Security Ownership of Certain Beneficial Owners and Management	78
ITEM 13	Certain Relationships and Related Transactions	79
ITEM 14	Principal Accountant Fees and Services	79
ITEM 15	Exhibits and Financial Statement Schedules	80

SIGNATURES		80

PART I

ITEM 1 Business

Tri-Valley Corporation (“TVC” or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and metal and mineral properties and interests therein. Tri-Valley has five subsidiaries and four operating segments or business lines. The results of these four segments are presented in Note 9 to the Consolidated Financial Statements.

•
Tri-Valley Oil & Gas Company (“TVOG”) operates the oil & gas activities. TVOG derives the majority of its revenue from oil and gas drilling and turnkey development. TVOG primarily generates its own exploration prospects from its internal database, and also screens prospects from other geologists and companies. TVOG generates these geological “plays” within a certain geographic area of mutual interest. The prospect is then presented to potential co-ventures. The company deals with both accredited individual investors and energy industry companies. TVOG serves as the operator of these co-ventures. TVOG operates both the oil and gas production segment and the drilling and development segment of our business lines.

•
Select Resources Corporation (“Select”) was created in late 2004 to manage, grow and operate Tri-Valley’s mineral interests. Select operates the Minerals segment of our business lines. Prior to November 2006, Select owned 50% of Tri-Western Resources, LLC, a developer of industrial mineral operations. Select sold its interest in Tri-Western Resources to the other 50% joint venturer on November 15, 2006.

•
Great Valley Production Services, LLC, (“GVPS”) was formed in 2006 to operate oil production and drilling rigs, primarily for TVOG. Tri-Valley has sold 49% of the ownership interest to private parties and has retained a 51% ownership interest in this subsidiary. GVPS is a production services/well work over company whose services will be primarily contracted to third parties. Operations began in the 3rd quarter of 2006. However, from time to time TVOG may use GVPS for its own account.

•
Great Valley Drilling Company, LLC (“GVDC”) was formed in 2006 to operate oil drilling rigs, primarily for TVOG. Tri-Valley has sold 49% of the ownership interest to private parties and has retained a 51% ownership interest in this subsidiary. GVDC is based in Nevada and the majority of its work will be drilling wells for third parties. There will be occasions when TVOG contracts this company for its own account. Activities for this company began in the first quarter of 2007.

•	Tri-Valley Power Corporation is inactive at the present time.

We sell substantially all of our oil and gas production to Pacific Summit Energy and Big West of California. Other gatherers of oil and gas production operate within our area of operations in California, and we are confident that if these companies ceased purchasing our production we could find another purchaser on similar terms with no adverse consequences to our income or operations.

In 1987, we acquired precious metals claims on Alaska state lands. We have conducted exploration operations on these properties and have reduced our original claims to a block of approximately 28,720 acres (44.9 square miles). We have conducted trenching, core drilling, bulk sampling and assaying activities to date and have reason to believe that mineralization exists to justify additional exploration activities. While the management and our technical team believe these properties hold considerable promise from data secured to date, we have not defined proven or probable mineral reserves on these properties. There is no assurance that a commercially viable mineral deposit exists on any of these above mentioned mineral properties. Further exploration is required before a final evaluation as to the economic and legal feasibility can be determined. The same is true for other mineral properties acquired in 2005 and 2006.

In 2004, Select entered into a 50% - 50% industrial mineral joint venture with a private company through the formation of Tri-Western Resources to pursue the development of calcium carbonate, basalt minerals, and cinder in Southern California. The opportunity to sell our interest to our joint venture partner was presented to us during 2006, and we finalized the sale on November 15, 2006 in order to redeploy the capital into ventures we believe will increase share value at a faster rate. (see Note 12 to the Consolidated Financial Statements)

In 2005, we transferred our existing gold exploration properties located near Richardson and Livengood, Alaska and our interest in Tri-Western Resources to Select, our new subsidiary. In 2005, Select also entered into mineral leases on precious metals properties south of Dawson, Yukon, and acquired a calcium carbonate mine, located northwest of Ketchikan, Alaska. The latter is a very high grade, high bright deposit deemed to be among the top 1% of deposits in the world. The mine is in a care and maintenance mode while Select arranges a customer base before restarting the mine.

In late 2005 - early 2006, exploration activities were conducted on all three gold properties. The Yukon property was dropped in 2006 due to disappointing results. Further exploration is required on each of the other two gold properties before an evaluation as to the economic and technical feasibility can be determined. Select also seeks to acquire and develop additional metal and industrial mineral properties.

Competition

The oil and gas industry is highly competitive in all its phases, including both our drilling segment and our production segment. Competition is particularly intense with respect to the acquisition of desirable producing properties, the acquisition of oil and gas prospects suitable for enhanced production efforts, and the hiring of experienced personnel. Our competitors in oil and gas acquisition, development, and production include the major oil companies in addition to numerous independent oil and gas companies, individual proprietors and drilling programs. Many of these competitors possess and employ financial and personnel resources substantially greater than those which are available to us and may be able to pay more for desirable producing properties and prospects and to define, evaluate, bid for, and purchase a greater number of producing properties and prospects than we can. Our financial and personnel resources to generate reserves in the future will be dependent on our ability to select and acquire suitable producing properties and prospects in competition with these companies. At year-end 2006, we had 16 employees in the oil and gas operations segment of our business.

The rig operations industry is very competitive. Our drilling subsidiaries are able to charge the prevailing rates of the industry and we are able to keep our available rigs and crews contracted. We are competing with other oilfield services companies and other industries for personnel to crew our workover and drilling rig operation, which is very challenging as we continue to rapidly increase our operations. This segment of our business is new in 2006 and had 15 employees at December 31, 2006, which has increased to 38 employees as of March 10, 2007.

The Company’s drilling and development segment is also competitive in that we are competing with other oil exploration companies, drilling partnerships and other investment alternatives in order to secure funds. In order to secure funds for those prospects that we have acquired, we have a continuing need for new funds. The employees of this segment of our business are included in the totals in our oil and gas industry segment because these functions are not tracked separately.

The mining industry is also highly competitive. Competition is particularly intense with respect to the acquisition of mineral prospects and deposits suitable for exploration and development, the acquisition of proven and probable reserves, and the hiring of experienced personnel. Our competitors in mineral property exploration, acquisition, development, and production include the major mining companies in addition to numerous intermediate and junior mining companies, mineral property investors, and individual proprietors. Many of these competitors possess and employ financial and personnel resources substantially greater than those that are available to us and may be able to pay more for desirable mineral properties and prospects and to define, evaluate, bid for, and purchase a greater number of mineral properties and prospects than we can. Our financial and personnel resources to generate mineral reserves and resources in the future will be dependent on our ability to identify, select and acquire suitable mineable properties and prospects in competition with these companies. We had four employees in this segment of our business at year-end 2006.

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

Mineral Operations

Select’s United States exploration and property development activities are subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; The Federal Water Pollution Control Act (the Clean Water Act); Compensation and Liability Act, Toxic Substance Control Act (CERCLA); the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act (RECRA), the Safe Drinking Water Act; the Solid Waste Disposal Act; the Toxic Substance Control Act; the Migratory Bird Treaty Act; the Federal Mine Safety and Health Act; the Rivers and Harbors Act; the Mining Law of 1872; the National Historic Preservation Act; and the Law Authorizing Treasury’s Bureau of Alcohol, Tobacco and Firearms to Regulate Sale, Transport and Storage of Explosives, and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive. Select Resources’ activities in Canada are also subject to federal and provincial governmental regulations for the protection of the environment. In general, environmental regulations have not had, and are not expected to have, a material adverse impact on Select Resources’ activities or our competitive position. Because we do not have active mining operations at present, these regulations have little impact on our current activities. In 2006, 2005 and 2004, the regulatory requirements had no significant effect on our precious metals or industrial mineral activities as we continued our exploration and project development efforts.

Select Resources is compliant with all laws and regulations imposed by the US Federal Government and the various states in which it operates for its activities. We conduct our operations so as to protect public health and environment and believe our activities are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations. We have made estimates of the amount of such expenditures, but cannot precisely predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements that are applicable to each individual property.

Employees

We had a total of thirty-five employees on December 31, 2006. As of March 10, 2007, the Company had increased the number of employees to sixty-two. Twenty-three of the new employees were added to our rapidly expanding rig operations segment.

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

ITEM 1A Risk Factors

In addition to the other information contained in this Form 10-K, the following risk factors should be considered in evaluating our business.

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

While the Company has always had its holdings annually estimated by a qualified, independent engineering firm, the process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir. As a result, such estimates are inherently imprecise. Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in reserve reports that we periodically obtain from independent reserve engineers.

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

Continued production of oil and gas depends on our ability to find or acquire additional reserves, which we may not be able to accomplish.

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

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. As a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services has risen, and the costs of these services are increasing, while the quality of these services may suffer. The unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel has become particularly severe in California and has materially and adversely affected us because our operations and properties are concentrated in those areas. However, in late 2005, the Company acquired six production rigs and is currently in the process of converting four into rigs that can also drill. The Company has also acquired one medium deep drilling rig.

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

These risks include the risk that no commercially productive oil or gas reservoirs will be encountered, that operations may be curtailed, delayed or canceled and that title problems, weather conditions, compliance with governmental requirements, mechanical difficulties or shortages or delays in the delivery of drilling rigs and other equipment may limit our ability to develop, produce or market our reserves. New wells we drill may not be productive and we may not recover all or any portion of our investment in the well.

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

Domestic exploration for the production and sale of oil and gas are extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations affecting the oil and gas industry that often are difficult and costly to comply with and which carry substantial penalties for noncompliance. State statues and regulations require permits for drilling operations, drilling bonds and reports concerning operations. Most states in which we operate also have statutes and regulations governing conservation matters, including the unitization or pooling of properties and the establishment of maximum rates of production from wells. Many state statutes and regulations may limit the rate at which oil and gas could otherwise be produced from acquired properties. Some states have also enacted statutes proscribing ceiling prices for natural gas sold within their states. Our operations are also subject to numerous laws and regulations governing plugging and abandonment, the discharge of material into the environment or otherwise relating to environmental protection. The heavy regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability. Any change in such laws, rules, regulations, or interpretations, may harm our financial condition or operating results.

Risks Involved in Our Mineral Exploration Business

Our industrial mineral operations have not yet begun to realize significant revenue.

Select was formed in late 2004. Beginning in 2005, we invested a significant amount of capital in Select to enter into a joint venture, Tri-Western Resources, LLC, for the development and operation of industrial minerals deposits near Bakersfield, California and to acquire a calcium carbonate mine near Ketchikan, Alaska. We realized no significant revenue from our investment in Select or Tri-Western to date, and we cannot predict when, if ever, we may begin to see significant returns from these mining investments. In late 2006 we sold our interest in Tri-Western.

Our mining operations may not be profitable.

The economic value of mining operations may be adversely affected by:

Declines or changes in demand;

Declines in the market price of the various metals or minerals;

Increased production or capital costs;

Increasing environmental and/or permitting requirements and government regulations;

Reduction in the grade or tonnage of the deposit;

Increase in the dilution of the ore;

Reduced recovery rates;

Delays in new project development;

New, lower cost competitors;

Inability to hire and keep trained professionals;

Reductions in reserves; and

Write-downs of asset values.

Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Our business is subject to a number of risks and hazards including:

• Environmental hazards;

• Industrial accidents;

• Unusual or unexpected geologic formations; and

•	Unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions.

Such risks could result in:

  • Personal injury or fatalities;

  • Damage to or destruction of mineral properties or producing facilities;

  • Environmental damage; and

  • Delays in exploration, development or mining.

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

Forward Looking Statements

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

We believe that our current cash position and estimated 2007 cash from operations will be sufficient to meet our current estimated operating and general and administrative expenses and capital expenditures through the end of fiscal year 2007; however, the Company will require additional funding to complete our aggressive drilling activities. Although we have always been successful in the past attracting sufficient capital and have sufficient capital for 2007 operations, we do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent or limit us from implementing our full business strategy.

The departure of any of our key personnel would slow our operation until we could fill the position again.

Our success will depend in large part on the continued services of our president and chief executive officer, F. Lynn Blystone. Our employment agreement with Mr. Blystone ended at the end of 2006 and is awaiting formal extension through December 31, 2007 by the Board of Directors. On March 3, 2007, the Board elected Mr. Blystone to the additional post of Chairman. The loss of his services would be particularly detrimental to us because of his background and experience in the oil and gas industry. We carry key man insurance of $500,000 on Mr. Blystone’s life.

We also consider our chief administrative officer, Thomas J. Cunningham, and the president of our TVOG subsidiary, Joseph R. Kandle, to be key employees whose loss would be detrimental to us because of their oil and gas industry experience. We do not have employment contracts with either Mr. Cunningham or Mr. Kandle. We carry key man life insurance of $1,000,000 on Mr. Kandle, and no key man insurance on Mr. Cunningham.

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

Oil and Gas Operations

In 2005, Tri-Valley acquired several oil and gas properties and transferred them to the Opus-I Partnership for development. Tri-Valley receives a 25% carried working interest in the initial wells drilled on these properties and will pay its 25% pro rata share of subsequent development drilling and operations on the properties.

The Temblor Valley property in Kern County consists of two producing oil properties, one in the South Belridge Oil Field contains 50 wells, 25 producing, 24 idle and 1 injector well. The other property is in the Edison Oil Field and consists of 7 wells, 3 producing, 3 idle and 1 injector well. During 2006, we drilled 2 additional wells in South Belridge, the Lundin-Weber D-352-30 and the Lundin-Weber D-540-30. Our plan for 2007 is to return 15 idle wells in South Belridge to production and drill additional wells this year.

In September 2006, TVOG, as operator for the Opus partnership, completed and fraced the Lundin-Weber D-352-30 with 500,000 pounds of sand in a three stage frac in the South Belridge field. We are still evaluating the frac job in the diatomite zone. We are planning on steam stimulating the fractures themselves.

In December 2006, the Lundin-Weber D-540-30 was drilled and completed in the diatomite zone. The well is currently waiting on the steam results from the Lundin-Weber D-352 and will be steam stimulated following those results.

Another property is in Ventura County and is comprised of three leases in the Oxnard Oil Field. This is referred to as the Pleasant Valley property. During 2007, the Company plans to drill and core a vertical Vaca well followed by plugging back and then drilling the same well bore horizontally 1,000 feet into the Vaca zone. Depending on the results, other wells may be drilled horizontally

The Company purchased, for its own account, approximately 6,670 acres of mineral rights, which basically covers what was the Chowchilla Ranch Gas Field in Madera County, California. This land position is held by a single producing gas well at this time. Tri-Valley believes this land position to be very under developed and under exploited and plans to re-enter, recomplete and further infill drill the leasehold position. Tri-Valley has also leased an approximate additional 7,500 acres offsetting the 6,670 acre Chowchilla property.

In 2005, the Company successfully hydraulically fractured the Ekho #1 well in the Vedder Zone of completion in the interval between 18,018’ and 18,525’ injecting approximately 5,000 barrels of fluid, which carried approximately 118,000-pounds of bauxite propping material. While very successful mechanically, the operation did not result in the well producing hydrocarbons at commercial rates. This well still has multiple targets to evaluate further up the hole. The Company has been reviewing the resulting data from the fracturing operation both internally and with outside firms as it believes the potential reserve of the Vedder Zone deserves that degree of attention. We have not made a final decision yet concerning the next course of action pending a joint study by Tri-Valley and a worldwide scientific research firm it retained in December 2006.

Also in 2005, the Company successfully hydraulically fractured a 1,000’ portion of the 3,000’ horizontal portion of the well bore in the Sunrise-Mayel #2H Redrill #2 well in the Sunrise Natural Gas Project in Delano, California. The well was hydraulically fractured utilizing gelled diesel, which carried in approximately 138,000 pounds of sand. Again, while mechanically successful, the operation did not result in the well producing hydrocarbons at commercial rates. As with the Ekho Project, the Company continues to review all available techniques to bring the Sunrise Project potential to commercial realization because of the volume of natural gas in place in the tight reservoir. The Sunrise project is included in the joint study with the scientific research organization. The Company believes the tight McClure Shale which hosts an estimated 3 TCF of gas in the mapped area of closure can ultimately be stimulated to release a portion of the gas in place at commercial rates once the right method is identified.

During 2006, the Company acquired several oil properties. Below is a description of the properties, which were acquired 100% by Tri-Valley.

The C & L/Crofton & Coffee lease consisting of ten wells, which are all idle. The Claflin lease consisting of eight wells which are all idle and the SP/Chevron lease consisting of six idle wells. The Company plans to return the idle wells in all three fields to production during 2007.

Also, the Company holds approximately 17,000 acres in Nevada, all chosen from proprietary data as prospective for oil and gas exploration.

We hold interests in other properties outside of the Opus Partnership. We have producing interests in gas fields in the Sacramento Valley of Northern California including the Rio Vista and Dutch Slough Gas Fields.

The trend of demand outstripping available supplies continues and has become more acute in the last year both worldwide and particularly in California which is currently importing nearly 60% of its oil and nearly 90% of its natural gas. This is all reflected in the extreme spiraling up price trend in the last year. While the Company expects occasional dips in the oil price, barring catastrophic terrorist or natural disaster, the Company believes the overall long-term price trend is up.

We no longer contract for the drilling of the majority of our wells, since we now have our own fleet of production and drill rigs, we do not own any bulk storage facilities or refineries. We own a small segment of a pipeline in Tracy, California. To counter the mounting shortage of production and drilling rigs, we are assembling a fleet to service our wells and contract out when not in use.

We have retained the services of Cecil Engineering, an independent engineer qualified to estimate our net share of proved developed oil and gas reserves on all of our oil and gas properties at December 31, 2006 for SEC filing. We do not include any undeveloped reserves in these reserve studies. Only proved developed reserves are listed in our reserve report. Price is a material factor in our stated reserves, because higher prices permit relatively higher-cost reserves to be produced economically. Higher prices generally permit longer recovery, hence larger reserves at higher values. Conversely, lower prices generally limit recovery to lower-cost reserves, hence smaller reserves. The process of estimating oil and gas reserve quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimated data at best.

Our estimated future net recoverable oil and gas reserves from proved developed properties as of December 31, 2006, 2005 and 2004 were as follows:

	BBL		MCF

December 31, 2006	Oil	275,452	Natural Gas	787,017
December 31, 2005	Oil	218,030	Natural Gas	779,598
December 31, 2004	Condensate	162	Natural Gas	742,401

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from our proved developed oil and gas reserves, discounted at 10%, was $6,121,295 at December 31, 2006, $7,056,072 at December 31, 2005, and $1,958,238 at December 31, 2004. The unaudited supplemental information attached to the consolidated financial statements provides more information on oil and gas reserves and estimated values.

The following table sets forth the net quantities of natural gas and crude oil that we produced during:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Natural Gas (MCF)	86,177	128,602	126,942
Crude Oil (BBL)	6,600	17	22

28

The following table sets forth our average sales price and average production (lifting) cost per unit of oil and gas produced during:

	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2006		2005		2004

	Gas (Mcf)	Oil (BBL)	Gas (Mcf)	Oil*	Gas (Mcf)	Oil*
Sales Price	$6.45	$57.10	$7.00	$44.34	$5.66	$40.60

Production Costs	$1.41	$15.23	$0.73	*	$1.14	*

Net Profit	$5.04	$41.87	$6.27	*	$4.52	*
* Amount represents total sales price of associated condensate, unable to determine production cost per barrel.

As of December 31, 2006 we had the following gross and net position in wells and developed acreage:

Wells (1)		Acres (2)
Gross	Net	Gross	Net
35	10.62	2,852	778.67

(1)
"Gross" wells represent the total number of producing wells in which we have a working interest. "Net" wells represent the number of gross producing wells multiplied by the percentages of the working interests, which we own. "Net wells" recognizes only those wells in which we hold an earned working interest. Working interests earned at payout have not been included.

(2)	"Gross" acres represent the total acres in which we have a working interest; "net" acres represent the aggregate of the working interests, which we own in the gross acres.

The following table sets forth the number of productive and dry exploratory and development wells which we drilled during:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Exploratory
Producing	-0-	-0-	-0-
Dry	-0-	1	1
Total	-0-	1	1

Development
Producing	-2-	-0-	-0-
Dry	-0-	-0-	-0-
Total	-2-	-0-	-0-

28

The following table sets forth information regarding undeveloped oil and gas acreage in which we had an interest on December 31, 2006:

State	Gross Acres	Net Acres
California	21,321	19,747
Nevada	18,559	18,559

Our undeveloped acreage is held pursuant to leases from landowners. Such leases have varying dates of execution and generally expire one to five years after the date of the lease. In the next three years, the following lease gross acreage expires:

Expires in 2007	6,466 acres
Expires in 2008	4,524 acres
Expires in 2009	3,193 acres
Minerals Properties

Metals

Select’s precious metals properties are located in interior Alaska. They are the Richardson, and Shorty Creek.

We acquired the Richardson claim block in 1987. It covers about 44.9 square miles or 28,720 acres of land, all of which is owned by the State of Alaska, All fees due to the State are current. The claims lie immediately north of the Richardson Highway, an all-weather paved highway that connects Fairbanks, Alaska, with points south and east. Fairbanks is approximately 65 miles northwest of Richardson, and Delta Junction, also on the highway, is about 30 miles to the southeast. The Trans Alaska Pipeline corridor is near the northeastern edge of the claim block and the service road along the pipeline provides access to the claims from the north. Numerous good to fair dirt roads traverse the claims.

The following table sets forth the information regarding the acreage position of our Richardson claim block as of December 31, 2006:

State	Gross Acres	Net Acres
Alaska	28,720	27,926

The Richardson project is an early stage gold exploration project in the Richardson District with past placer and load gold production and prospective geochemical signatures consistent with intrusion-related gold systems. A number of highly prospective zones were identified in previous historical exploration, geochemical sampling and drilling over several previous exploration campaigns including the Richardson Lineament (including the Democrat Mine), Hilltop, Shamrock, Buckeye and others. In 2005, Select carried out geophysical and satellite interpretation programs over the entire Richardson property and a multi-element soil auger geochemical program extending along the length of the known Richardson Lineament. The surveys defined a series of six discrete precious metal and other element anomalies along the approximate 4.5 mile strike length and one mile width of the geochemical area tested. Select also drilled eight diamond drill holes in the Democrat Mine area for a total of 3,050 feet. Assay information is pending.

Select obtained the Shorty Creek property in 2004. It is located about 60 miles northwest of Fairbanks, Alaska on the all-weather paved Elliott Highway that connects Fairbanks, Alaska with the North Slope petroleum production areas. Fairbanks is approximately 60 miles to the southwest, and the property is about 3 miles south of the abandoned townsite of Livengood. At Shorty Creek, Select controls mineral rights to 164 State of Alaska mining claims through staking and lease arrangements from Gold Range Ltd., covering approximately 16 square miles.

28

The following table sets forth the information regarding the acreage position of the Shorty Creek claim block as of December 31, 2006:
State	Gross Acres	Net Acres
Alaska	9,700	9,700

Mineral properties claimed on open state land require minimum annual assessment work of $100 worth per State of Alaska claim. All fees are current.

The Shorty Creek Project is an early stage gold exploration project in the Livengood District with historical exploration, geochemical sampling and drilling over several previous exploration campaigns identifying anomalous concentrations of gold, copper, molybdenum and their pathfinder elements. In 2005 Select carried out a geophysical and satellite interpretation programs over the entire Shorty Creek property. Select also conducted a multi-element soil auger geochemical program extending over one of four distinctive aeromagnetic anomalies, covering an area approximately of 1 mile, resulting in the identification of five precious metal and base metal anomalies.

To date, Select has not identified proven or probable mineral reserves on these properties. There is no assurance that a commercially viable mineral deposit exists on any of these mineral properties. Further exploration is required before a final evaluation as to the economic and technical feasibility can be determined.

In 2006, Select has acquired a copper exploration property through staking and joint ventured a copper exploration property, both in Nevada.

Industrial Minerals

Select’s industrial mineral project consists of the Admiral calcium carbonate mine in Alaska. The Admiral Mine was obtained in 2005 from Sealaska Corporation. It is located on the north-west side of Prince of Wales Island, approximately 150 (air) miles south of Juneau and 88 (air) miles northwest of Ketchikan. The mine consists of 13.7 million tons of drilled high chemical grade, high brightness and high whiteness mineralized material, and is considered to be in the top 1% of high grade, high white, high bright, CaCO3 deposits in the world. “Mineralized material” means a mineralized body, which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Determinations of mineralized material are based upon unit cost, grade, recoveries, and other material factors to reach conclusions regarding legal and economic feasibility. Grade and brightness tests were conducted by Hazen Research Inc. of Golden, Colorado on selected run-of-mine and core sample material. Hazen’s and independent geological engineer, M. G. Bright's grade and tonnage figures correspond and support the earlier grade and tonnage figures represented by Sealaska and SeaCal, LLC. No proven or probable ore reserves have been determined which meet the standards set forth in the SEC's Industry Guide 7. (In the case of industrial minerals, proven and probable ore reserves are those which are currently in production and being sold. Relative to the Admiral mine, the operation previously had proven and probable ore reserves, however, while on standby status, the mineable material moves from the ore reserve category to mineralized material. Once production is restarted, the mineralized material will reconvert to proven and probable ore reserves.) We have obtained a preliminary estimate on the mine from M. G. Bright, independent registered professional geologist, which identifies a total of approximately 13.7 million tons of high grade to ultra high grade (+94% to +98% CaCO3), high brightness (+95 GE Brightness @ -325 mesh) calcium carbonate mineralized material in place. The purchase also includes all associated infrastructure and equipment that the previous owner installed at a cost exceeding $20 million. The current mine covers only 15 acres; the entire property covers 572 acres of patented mining ground, and includes all operating permits and tideland leases. Less than 10% of the gross acreage has been explored and we believe additional resources may yet be discovered. We do not currently have plans to proceed with redevelopment of the mine but intend to hold it while Select pursues other previously identified opportunities. Select also owns the timber rights on the acreage and believes that value alone could repay the cost of acquisition of the property.

Also in 2006, Select arranged to evaluate some 200 industrial mineral properties in Nevada from the inventory of Newmont Mining Corporation. Select may then negotiate exploration and development opportunities it chooses from this inventory.

During 2006, Select began production of industrial minerals and cinder from a mine in Southern California through a 50% owned subsidiary, Tri-Western Resources, LLC. In November 2006, Select sold its interest in Tri-Western to the other 50% owner for approximately $10.2 million.

ITEM 4 Submission of Matters To A Vote Of Security Holders

We held our annual meeting on October 28, 2006. At the meeting, the shareholders re-elected all of the seven directors who were recommended by the board.
The shareholder votes were as follows:
Measure #1 - Election of Directors
	FOR	AGAINST	ABSTAIN
F. Lynn Blystone	19,502,183	29,669
Milton J. Carlson	19,446,236	85,616
G. Thomas Gamble	19,504,231	27,621
Dennis P. Lockhart	19,505,161	26,691
Henry Lowenstein	19,503,161	28,691
William H. Marumoto	19,449,636	82,216
Loren J. Miller	19,505,515	26,337

Measure #2 - Other Business - gave the Board of Directors discretion in other matters to come before the annual meeting

18,776,572	733,810	21,470

PART II

ITEM 5 Market Price Of The Registrant's Common Stock And Related Security Holder Matters

Our common stock trades on the American Stock Exchange under the symbol “TIV”. The following table shows the high and low sales prices and high and low closing prices reported on AMEX for the years ended December 31, 2006 and 2005:
	Sales Prices		Closing Prices
	High	Low	High	Low
2006
Fourth Quarter	$10.20	$6.75	$10.07	$6.77
Third Quarter	$8.01	$5.80	$7.49	$5.84
Second Quarter	$9.50	$5.52	$9.01	$5.63
First Quarter	$8.77	$7.30	$8.69	$7.35

	Sales Prices		Closing Prices
	High	Low	High	Low
2005
Fourth Quarter	$12.25	$5.52	$11.75	$6.14
Third Quarter	$14.09	$8.51	$14.00	$8.99
Second Quarter	$14.30	$8.13	$14.30	$9.12
First Quarter	$17.50	$7.70	$17.27	$7.90

As of December 31, 2006, we estimate that we have approximately 4,500 shareholders in the United States and several foreign countries held our common stock.

28

We historically have paid no dividends and at this time do not plan to pay any dividends in the immediate future. Rather, we strive to add share value through discovery success. In 2006 trading volume exceeded 21 million shares.

Performance Graph

The following table compares the performance of Tri-Valley Corporation’s common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Amex Oil Index from December 31, 2001 through December 31, 2006. The table shows the appreciation of our common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The table and graph compares the yearly percentage change in the cumulative total stockholder return on $100 invested in our common stock with the cumulative total return of the two stock indices.

[Missing Graphic Reference]

	December 31,
	2001	2002	2003	2004	2005	2006
Tri-Valley Corporation	$100.00	$87.50	$275.00	$764.38	$486.25	$593.13
S & P 500 Index	$100.00	$76.63	$96.85	$105.56	$108.73	$123.54
AMEX Oil Index	$100.00	$85.93	$108.20	$138.68	$189.78	$228.50

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2001 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

28

Equity Compensation Plan Information

The following table sets forth, for the Company's equity compensation plans, the number of options and restricted stock outstanding under such plans, the weighted-average exercise price of outstanding options, and the number of shares that remain available for issuance under such plans, as of December 31, 2006.

	Total securities to be issued upon exercise of outstanding options or vesting of restricted stock		Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	Number	Weighted-average exercise price
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,581,850	$2.95	824,000

Equity compensation plans not approved by security holders	333,000	$0.50	-

Total	2,914,850	$2.67	824,000

Recent Sales of Unregistered Securities

During the fourth quarter of 2006, we issued 185,000 shares of common stock without registration under the Securities Act of 1933, which have not been previously reported on Form 8-K. On November 20, 2006, 150,000 shares were issued to two private individuals along with 50,000 of attached warrants. The warrants have a two-year life and are exercisable at $9.00 per share. The closing price of our stock on that day was $7.50 per share. On December 22, 2006, the Company issued 35,000 shares with 16,667 warrants attached in a private placement. The stock was sold at a price of $10.00 per share and the warrants are exercisable at a price of $12.00 per share. The closing price of our common stock on that day was $8.90 per share. All of these shares issued in privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

ITEM 6 Selected Historical Financial Data
	Year Ended December 31,
	2006	2005	2004	2003	2002
Income Statement Data:
Revenues	$4,936,723	$12,528,606	$4,498,670	$6,464,245	$6,284,908
Operating Income (Loss)	$(5,881,276)	$(9,730,071)	$(1,171,005)	$456,109	$769,130
Gain on disposal of discontinued operations	$4,940,764	$0.00	$0.00	$0.00	$0.00
Net loss	$(940,512)	$(9,730,071)	$(1,171,005)	$456,109	$769,130
Basic Earnings per share:
Loss from continuing operations	$(0.25)	$(0.43)	$(0.06)	$0.02	$0.04
Income from discontinued operations, net	$0.21	$0.00	$0.00	$0.00	$0.00
Basic Earnings Per Share	$(0.04)	$(0.43)	$(0.06)	$0.02	$0.04

Balance Sheet Data:
Property and Equipment, net	$12,076,043	$13,635,981	$1,778,208	$1,543,121	$1,974,501
Total Assets	$28,654,125	$19,738,730	$14,473,326	$8,341,782	$4,634,874
Long Term Obligations	$2,963,562	$4,528,365	$6,799	$16,805	$26,791
Stockholder's Equity	$16,643,618	$7,572,720	$6,796,903	$1,851,783	$1,262,306
No cash dividends have been declared.

28

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

In 2002 we created a limited partnership called the OPUS-I. The purpose of this partnership is to raise one hundred million dollars by selling partnership interests. For the year ended December 31, 2006, OPUS I partnership raised $4,637,900 and spent $4,981,625 primarily on the purchase of the Moffat East Ranch prospect; on drilling the Belridge-Carneros workover; the Lundin-Weber 352 turnkey and completion; and the Lundin-Weber 540 turnkey and completion

At the end of 2005, with the acquisition of Pleasant Valley, Temblor Valley and Moffat Ranch East on behalf of the partnership, it was determined to end the raising of funds for the remainder of exploration plays in favor of capitalizing development of the properties to build production and revenue to achieve a high multiple return to Opus investors rather than continue further exploration risk for the Opus I partners. A new partnership is envisioned for further exploration.

We continue grading and prioritizing our proprietary geologic library, which contains over 700 California leads and prospects, for exploratory drilling. We use our library and our seismic database and other geoscientific data to decide where we should seek oil and gas leases for future exploration. From this library we were able to put together many of the prospects currently in OPUS-I. Of course, we cannot be sure that any future prospect can be obtained at an attractive lease price or that any exploration efforts would result in a commercially successful well.

We believe that we have acquired an inventory of under explored/under-exploited properties with the potential to yield a multiple return on investment with further development. We believe our existing inventory of projects bears a high enough ratio of potentially successful to unsuccessful projects to deliver value to our drilling partners and our shareholders from successful wells, in excess of the total costs of all successful and unsuccessful projects. Our future results will depend on our success in finding new reserves and commercial production, and there can be no assurance what revenue we can ultimately expect from any new discoveries. We do not engage in hedging activities and does not use commodity futures or forward contracts for cash management functions.

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

Successful Efforts Method of Accounting

We utilize the successful efforts method of accounting for oil and gas activities as opposed to the alternate acceptable full cost method. In general, we believe that, during periods of active exploration, net assets and net income are more conservatively measured under the successful efforts method of accounting for oil and gas producing activities than under the full cost method. The critical difference between the successful efforts method of accounting and the full cost method of accounting is as follows: Under the successful efforts method, exploratory dry holes and geological and geophysical exploration costs are charged against earnings during the periods in which they occur; whereas, under the full cost method of accounting, such costs and expenses are capitalized as assets, pooled with the costs of successful wells and charged against the earnings of future periods as a component of depletion expense.

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

Oil and Gas Reserves. Estimates of our proved oil and gas reserves included in this report are prepared in accordance with GAAP and SEC guidelines and were based on evaluations audited by independent petroleum engineers with respect to our major properties. The accuracy of a reserve report estimate is a function of:

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

In 2006, our proved, developed gas reserve estimates were revised upward by approximately 93,596 million cubic feet. These upward revisions were the result of increasing the potential future recoverable reserves to approximately 787,017 million cubic feet. Also in 2006, our proved oil reserves estimated were increased by approximately 125,413 barrels of oil due to acquisitions of oil properties and were revised downward by a total of approximately 61,391 barrels of oil. The net result was increasing the potential future recoverable reserve by 57,422 barrels of oil to approximately 275,452 barrels of oil.

It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2006 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we have based the estimated present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and cost may be materially higher or lower than the prices and costs as of the date of the estimate.

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

Impairment of Proved Oil and Gas Properties. We review our long-lived proved properties, consisting of oil and gas reserves, at least annually and record impairments to those properties, whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Proved oil and gas properties are reviewed for impairment by depletable field pool, which is the lowest level at which depletion of proved properties are calculated. Management assesses whether or not an impairment provision is necessary based upon its outlook of future commodity prices and net cash flows that may be generated by the properties. We determine that a property is impaired when prices being paid for oil or gas make it no longer profitable to drill on, or to continue production on, that property. Price increases over the past three years have reduced the instances where impairment of reserves appeared to be required, though we did record impairment expense of $459,243 in 2006 as a result of reducing potential future recoverable reserves.

Additional production data indicated the initial reserve estimates would not be achievable, so we reduced reserves accordingly. If petroleum prices, particularly natural gas prices, in Northern California begin to fall in the future, more of our proved developed reserves could become impaired, which would reduce our estimates of future revenue, our proved reserve estimates and our profitability.

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

Stock-Based Compensation. We adopted SFAS No. 123(R) to account for our stock option plan beginning January 1, 2006. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The modified prospective method was selected as described in SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under this method, we recognize stock option compensation expense as if we had applied the fair value method to account for unvested stock options from the original effective date. Stock option compensation expense is recognized from the date of grant to the vesting date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the following assumptions. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding; The risk free rate for periods within the contractual life of the option is based on U.S. Treasury rates in effect at the time of grant.

Other Significant Accounting Policies

In addition to those significant accounting policies described in Note 2 to our Consolidated Financial Statements, we have adopted the following accounting policies which may require the use of estimates.

Intangible Assets

Deferred Tax Asset Valuation Allowances. We maintain a valuation allowance against our deferred tax assets, which result from net operating losses and statutory depletion carryforwards from prior years. SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration. As of December 31, 2006, the Company has concluded that it is more likely than not that it will not realize its gross deferred tax asset position after giving consideration to relevant facts and circumstances. See Note 7 to our Consolidated Financial Statements.

We will continue to monitor company-specific, oil and gas industry economic factors and will reassess the likelihood that the Company’s net operating loss and statutory depletion carryforwards will be utilized prior to their expiration.

Commitments and contingencies. We make judgments and estimates regarding possible liabilities for litigation and environmental remediation. We have no ongoing litigation. We routinely have clean-up and maintenance obligations in connection with oil and gas drilling and production activities, but we have never had a material environmental liability or claim. Actual costs can vary from such estimates for a variety of reasons. Environmental remediation liabilities are subject to change because of changes in laws and regulations; additional information obtained relating to the extent and nature of site contamination and improvements in technology. Under GAAP, a liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimated. See Note 11 of Notes to Consolidated Financial Statements included in Item 8 of our Consolidated Financial Statements for additional information regarding the Company’s commitments and contingencies.

Goodwill. We evaluate goodwill at least annually in December. At December 31, 2006, goodwill, which consists of purchased assets of our subsidiary, TVOG, constituted less than 1% of our total assets. The Company has adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Under SFAS 142, goodwill is a non-amortizable asset, and is subject to a periodic review for impairment.

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

Oil and Gas Production: The Company sells its production at the monthly spot price. In 2006, 2005 and 2004, we sold our gas 100% on the spot market. Because we expect gas prices to be steady or to rise, we intend to sell 100% of our production on the spot market in 2007. Thus, a drop in the price of gas in 2007 could possibly have a more adverse impact on us than if we entered into some fixed price contracts for sale of future production.

Our proved hydrocarbon reserves were valued using a standardized measure of discounted future net cash flows of $6,121,295 at December 31, 2006, compared to $7,056,072 and $1,958,238 on December 31, 2005, and 2004 after taking into account a 10% discount rate and also taking into consideration the effect of income tax. This decrease was due primarily to higher projected production costs being partially offset by our share of the acquisition of the Temblor Valley project. Estimates such as these are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves.

Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company. This value does not appear on the balance sheet because accounting rules require discovered reserves to be carried on the balance sheet at the cost of obtaining them rather than the actual future net revenue from producing them. Tri-Valley typically has no discovery cost to put on the balance sheet as explained below.

Drilling and Development Activities: We sold working interests and prospects in test wells to the Opus-1 drilling partnership. The sales price of the interest is intended to pay for all drilling and testing costs on the property. We retain a minority "carried" revenue interest in the well and do not pay our proportionate share of drilling and testing costs for the first well drilled on each prospect. However, we do pay our proportionate cost of any subsequent well drilled on each prospect. Under these arrangements, we usually minimize our cost to drill and also receive a minority interest in revenues from the reserves we discover. On the other hand, we occasionally incur extra expenses for drilling or development that we choose, in our discretion, not to pass on to other venture participants.

In 2005, we acquired a 25% working interest in three (3) oil properties that we believe to be very under developed and under exploited oil properties. One property consisted of three separate leases in the Oxnard Oil Field in Ventura County, California and two properties were in Kern County, California.

One Kern County property was a producing property in the Edison Oil Field with a second property being a producing property in the South Belridge Oil Field containing a total of 57 wells, of which 28 wells were currently producing at the end of 2006. Plans call for returning the remaining wells to active production. The Oxnard Oil Field properties contained three existing non-producing wells. The Moffat Ranch East natural gas producing field has only two producible wells on its 5,700 acres and the Company expects to begin reworking those and drilling new wells in 2007.

We also have approximately 6,670-acres of mineral rights, which basically covers what was the Chowchilla Ranch Gas Field in Madera County, California. Currently, the land position is held by a single producing gas well. We believe this land position to be very under developed and under exploited and we plan to being re-entering, recompleting and further infill drill the leasehold position.

In addition to these properties, we also hold producing interests in gas leases in the Sacramento Valley of Northern California in the RioVista and Dutch Slough Gas Fields.

Rig Operations

In 2006 we created two new subsidiaries, Great Valley Production Services (GVPS) and Great Valley Drilling (GVDC). These are owned 51% by Tri-Valley and 49% by third parties.

GVPS is a production services/well work over company whose services will primarily be contracted to third parties. Operations began in the third quarter of 2006. However, from time to time TVOG may use GVPS for its own account.

GVDC is based in Nevada and the majority of its work will be drilling wells for third parties. There will be occasion where TVOG contracts services from GVDC for its own account. GVDC began operation in the first quarter of 2007.

We expect these companies to contribute significantly to our operations in 2007.

Mining Activity

Precious Metals

During 2006, the price of gold has fluctuated between $525 and $725 per ounce continuing the support for the exploration and development of precious metals, including the support of junior exploration ventures. Accordingly, management is advancing its precious metal opportunities.

The 2006 precious metal program consisted largely of continued assessment and compilation of the geologic information collected in previous work programs associated with the Richardson and Shorty Creek properties in Alaska. Select also undertook an on-site reconnaissance for carrying out a 2006 field program for both the Richardson and Shorty Creek properties, including resolving access routing issues.

We initiated discussions with a number of parties on the financing of advanced exploration work on both the Richardson and Shorty Creek properties. These discussions are ongoing.

Select undertook an evaluation of additional Alaska claims held by third parties, adjacent to the Richardson property and other properties in Alaska. Select also reviewed data on gold and gold/silver properties in Southern California, Nevada, Idaho, Arizona and northern Mexico. All of these potential properties were rejected at this time due to cost, size, scope, grade or title related issues. Select continues to evaluate precious metal properties and will do so through 2007.

Select also undertook annual repair and maintenance activities associated with the Richardson Roadhouse, 65 miles southeast of Fairbanks on the Alaska Richardson Highway, which is owned by us and has been used in the past as a base camp for Richardson related exploration activities.

Base Metals

Select acquired two copper exploration properties in Nevada. The first property, the FARJK claims, target oxide copper in Nye County and covers roughly one square mile and the claim position can be expanded. Select controls 100% of this claim block. The second property, the Delcer property, with oxide and sulphide copper, covers approximately one square mile in Elko County. This property has experienced limited copper production that dates back to World War I. Select is a joint venture participant in the Delcer property.

We agreed in April 2006 to assist Duluth Metals Limited, a Canadian corporation, in its initial public offering and listing on the Toronto Stock Exchange. Duluth Metals is involved in the acquisition and exploration of copper, nickel and platinum group metals in the Duluth Complex in northern Minnesota. Duluth Metals is providing Select financial remuneration, stock options and assistance by Duluth Metals on the monetizing of Select and its properties as compensation for Select’s providing management and technical assistance to Duluth Metals. Duluth Metals’ initial offering became listed on the Toronto Stock Exchange on October 10, 2006. Select will continue to assist Duluth Metals in 2007 in its early stages of operation as Duluth Metals provides assistance to Select on the monetizing of Select and its properties.

Industrial Minerals

Select entered the Tri-Western Resources joint venture as a 50% partner in November 2004, with the intent of developing and producing basalt and cinder from deposits near Boron California, and the Monarch calcium carbonate deposit, north of Mojave California. Select had planned to use income from these projects to develop its own majority controlled industrial mineral projects.

In the first quarter of 2006, Tri-Western Resources initiated production of cinder from its Boron facility and in the second quarter, initiated limited production of basalt from the same location. As of the fourth quarter, the cinder and basalt quarries had attained limited production status, while the Monarch calcium carbonate project was still awaiting final operational permits, right-of-way conveyance and market acceptance.

In November 2006, Select sold its interest in Tri-Western Resources to Trans-Western Materials, our joint venture partner. The decision to sell was prompted by the cash purchase offer from Trans Western, combined with recognition that a significant infusion of additional capital would be required to substantially develop these properties.

As part of the divesture, Select sold a 10 acre industrial site in Bakersfield which was originally purchased as a processing site for the joint venture in November 2006. The sale was made to an unrelated third party.

The Admiral Calder calcium carbonate mine in Alaska (100% owned and managed by Select) was on care and maintenance during the fourth quarter. Select continued its market and operational assessment studies for the Admiral Calder quarry product as the mine is in the top 1% of high grade chemical and high brightness calcium carbonate deposits in the world, and one of the few deposits to be directly on tidewater. Repair and maintenance activities at the site were initiated in the fourth quarter.

In the fourth quarter, Select signed an exclusive agreement with the Trabits Group granting the right to evaluate up to 200 industrial minerals properties within Newmont Mining Corporation’s property portfolio. The majority of these properties are located along Nevada rail corridors leading into California and Arizona. The evaluation of these properties will continue through 2007.

Results of Operations

We lost $0.9 million in 2006 compared to a loss of $9.7 million in 2005. Total revenue was $7.6 million lower in 2006 compared to fiscal year 2005. Revenue from oil and gas sales was slightly higher for the fiscal year 2006 compared to fiscal year 2005.

In 2006 with the start of our rig operations in the third and fourth quarter our rig income increased to $873,000. In fiscal year 2005 it was nothing. We expect this activity to increase significantly in 2007 as our rig operations increase and we have a full year of operation.

In 2006, our interest income decreased from about $121,000 in 2005 to about $73,000 in 2006. This decrease was due to a decreased average cash balance during the year.

Revenues from drilling and development activities are $8.9 million less this period compared to 2005. In 2006, we drilled two wells and our revenue from drilling and development decreased to about $2.5 million, compared to $11.4 million in 2005. In 2005 we recorded drilling and development revenues from drilling only one well, but it was a much more expensive well due to its depth. Also in 2006, our largest source of revenue has been oil and gas drilling and development. We record revenue received by us from joint ventures for drilling and development when we complete drilling wells that have been sold to joint venture partners, including the Opus-I drilling partnership.

In 2006, we sold our interest in the Tri-Western Resources, LLC joint venture and an industrial site used for Tri-Western’s mineral operations. These transactions had a total sales price of $13.8 million and resulted in a gain of about $5 million. The Company sold its interest in order to redeploy the capital into ventures it believes will increase share value at a faster rate. In 2005 we recognized no gain or loss on disposal of discontinued operations. See note 12 to the Consolidated Financial Statements for a schedule of pro forma results.

Also in 2006, other income increased about $365,000 from fiscal year 2005 to $418,000. This increase is due to performing outside consulting services pertaining to our minerals operations and about $160 thousand earned by our recently formed Great Valley Production Services, LLC.

We lost $9.7 million in 2005 compared to $1.2 million in 2004. Total revenue was about $8 million higher in 2005 than in 2004. In 2005, our revenue from drilling and development increased to about $11.4 million, compared to $3.6 million in 2004. In 2005 we recorded drilling and development revenues from drilling only one well, compared to revenues recorded from drilling three wells in 2004. This increase was largely due to a $3.5 million frac job on the Ekho well and the drilling of the Midland Trail well in Nevada which cost about $3.4 million in 2005.

Costs and Expenses

Costs and expenses were $11.4 million less for the year ended December 31, 2006, compared to year end 2005. Mining exploration expenses were $6.2 million less for the period ended December 31, 2006 than for the same period in 2005, due to decreased mining exploration activity because of the sale of Tri Western Resources and because of 2005 expenses incurred in the purchase of royalties and properties which were immediately expensed. Oil and gas lease activity expense was $388,700 for the year ended December 31, 2006 and $93,000 for the year ended December 31, 2005. The increase was mainly due to activity on the new oil and gas properties acquired at the end of 2005. Costs from drilling and development activities were $7.4 million less this year than in 2005 because of the decreased drilling activity (one well complete in 2005 and one well which drilling was in progress but not completed until January 2006), a $3.5 million frac job on the Ekho well and the redrill of the Sunrise well which was incurred in 2005. Operating costs on our recently formed Great Valley Production Services, LLC and our Great Valley Drilling Company, LLC were $566,000. In 2005 it was nothing. General and administrative costs were $.88 million higher this year than last year due in large part to the increased activity in our minerals segment of the Company. Tri-Western Resources and Select Resources had greatly increased travel costs, start-up expenses, insurance premiums and fees to consulting geologists in 2006. With the sale of our interest in Tri-Western in November of 2006, our general and administrative expenses have been reduced significantly. In 2006, we recognized impairment costs of about $459,000, primarily from the Tracy Subthrust. This was a $369,000 increase from 2005.

We expect our costs and expenses to increase significantly in 2007 primarily due to drilling and workover activities on the Temblor, Pleasant Valley, and Moffat Ranch East properties.

Costs and expenses were $16.5 million more for 2005 than 2004. Mining exploration expenses were $5.7 million more for 2005 than in 2004, due to increased mining exploration activity, purchase of royalties and properties that had to be expensed, and start-up expenses associated with our industrial minerals operation. Oil and gas lease activity was $93,000 for 2005 and $144,000 for 2004. We did not spend as much for leases in 2005 compared to 2004 due to the expiration of some leases in 2005 that were not renewed. Costs from drilling and development activities were $7.0 million more in 2005 than in 2004 because of the increased drilling activity (one well complete in 2005) a $3.5 million frac job on the Ehko well and the redrill of the Sunrise well. General and administrative costs were $3.1 million higher in 2005 than in 2004 due in large part to the increased activity in our minerals segment of the Company in 2005. Tri-Western Resources and Select Resources had greatly increased travel costs, start-up expenses, insurance premiums and fees to consulting geologists in 2005, their first full year of operation.

Financial Condition

Balance Sheet

At December 31, 2006, we had $15.6 million in cash compared to $4.9 million at December 31, 2005. The increase was due primarily to the sale of Tri-Western Resources and the industrial site used in its operations. Property and equipment is $1.6 million less for the current period compared to last year because of the sale of fixed assets and property of about $6.8 million which was offset by the addition of drilling rigs of about $5.4 million. Deposits decreased about $7 thousand in 2006 compared to 2005. Other assets decreased by about $185,000 associated with the sale of our interest in Tri-Western Resources.

Accounts payable and accrued expenses increased about $1.0 million to $2.2 million in 2006 compared to 2005. The increase was all due to purchases for our recently formed drilling and production service subsidiaries.

Shareholder equity increased from $7.6 million in 2005 to $16.6 million for 2006. This increase was due mainly to the net proceeds from issuance of common stock in the amount of $2.4 million, Additional paid in capital warrants and stock options in the amount of 1.5 million, and the Great Valley Drilling Company and Great Valley Production Company capital contributions (a $5.4 million increase).

At December 31, 2005 we had $4.9 million in cash compared to $11.8 million for December 31, 2004. This represents, for the most part, cash invested by the OPUS I partners for the drilling of oil and gas wells in that limited partnership. The reduction was caused primarily by expenditures in drilling the Sunridge, Midland Trail, the Ekho frac and the Sunrise redrill. Property and equipment was $11.9 million more for 2005 compared to 2004 because of fixed assets and property additions. The property additions were primarily for milling equipment and a facility to house the milling equipment and the purchase of the Pleasant Valley and Temblor Valley oil properties. Deposits increased about $116,000 in 2005 compared to 2004 due to the payments made to secure the purchase of some equipment.

Commitments

Generally, our financial commitments arise from selling interests in our drilling prospects to third parties, which result in obligations to drill and develop the prospect. If we are unable to sell sufficient interests in a prospect to fund its drilling and development, we must either amend our agreements to drill the prospect or locate a substitute prospect acceptable to the participants.

Delay rentals for oil and gas leases amounted to $499,000 in 2006. Advance royalty payments and gold mining claims maintenance fees were $245,000 for the same period. We expect that approximately equal delay rentals and fees will be paid in 2007 from operating revenues.

28

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures and lease arrangements as of December 31, 2006

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long term debt(1)	$1,120,101	$ 841,933	$ 786,267	$1,118,652	$ 3,866,953
Operating lease commitments (2)	371,280	371,280	30,940	-	773,500
Total contractual cash obligations	$ 1,491,381	1,213,213	$ 817,207	$1,118,652	$ 4,640,453
(1)	Represents cash obligations for principal payments and interest payments on various loans that are all secured by the asset financed. For further detail, see Note 4 to the financial statements.

(2)
Lease agreement of new corporate headquarters in Bakersfield, California, lease terms are until March 2011 at a monthly payment of $15,470. (See Note 11 to the Consolidated Financial Statements in Item 8)

Operating Activities

Net cash used by operating activities was $2.1 million for 2006, compared to $4.5 million in 2005. Net income increased by $8.7 million from a $9.7 million loss in 2005 to a $0.9 million loss in 2006. Stock based compensation costs increased from nothing in 2005 to $1.26 million in 2006. We adopted SFAS No. 123R “Shared Based Payment” on January 1, 2006 which required expensing of stock options. In 2005, had SFAS been implemented, we would have expensed $631,000. (See table in Note 2 of the financial statements) The costs for issuing warrants attached to restricted common stock in private placements were also new to 2006. Warrant cost increased to $247,000 from nothing in 2005. In 2006, we did not have any expense for property, mining claims & services paid with common stock, and while in 2005 we expensed $5.7 million. We had $1.0 million provided by an increase in accounts payable, compared to $0.05 million used by a decrease in accounts payable in 2005. The 2006 increase is due to the increase in accounts payable balances in the two recently formed drilling and production services subsidiaries.

Investing Activities

Cash provided by investing activities in 2006 was $8.3 million compared to cash used of $10.8 million for the same period in 2005. $13.8 million in cash was provided by the sale of our interest in Tri-Western Resources and the sale of our industrial minerals site. In 2005, we did not have any cash provided from the sale of property.

Capital expenses used in 2006 decreased to $6.0 million from $10.8 million in 2005. This was mainly due to the elimination of the capital expenditures of Tri-Western Resources, and was partially offset by the capital expenditures used by our recently formed drilling and production services subsidiaries.

Financing Activities

Cash provided by financing activities was $4.5 million for the period ending December 31, 2006 compared to $8.3 million for the same period in 2005. Proceeds from long-term debt decreased to $2.8 million in 2006 from $5.5 million in 2005. Principal payments on long term debt used $6.2 million cash in 2006 compared to $0.3 million in 2005. This change was due primarily to the payoff of long term debt in conjunction with the sale of Tri-Western Resources. We received $5.4 million from the sale of units in Great Valley Drilling Company and Great Valley Production Services Company in 2006, compared to nothing in 2005. The net proceeds from the issuance of common stock decreased to $2.4 million in 2006, compared to $3.1 million in 2005.

Liquidity and Capital Resources

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

During 2007, we expect to expend approximately $27 million on drilling activities. Funds for the majority of these activities will be provided by sales of partnership interests in the Opus-I drilling partnership, which will still be raising funds for development purposes. Tri-Valley’s portion is expected to be approximately $7 million. We are finalizing results of four recent development test wells on our Temblor West producing property adjoining the South Belridge oil field in order to design the optimum development plan for the property. We expect to drill several wells there in 2007. Also, at our Pleasant Valley property in the Oxnard oilfield we project one vertical development test well, one horizontal injector and one horizontal producer in 2007. We will drill at least one shallow well in the Moffat Ranch East gas field and one deep wildcat exploration well for an aggregate expenditure in the range of $30 million of which Tri-Valley’s share will be in the range of $7 million as most of the expense will be carried by joint venture partners. Our ability to complete our planned drilling activities in 2007 depends on some factors beyond our control, such as availability of equipment and personnel. Our actual capital commitments for fiscal year 2007 are less than $3 million, but to expend $ 27 million we will require additional capital from the OPUS partnership or other outside parties.

In 2007, we expect expenditures of approximately $ 1.8 million on mining activities, including mining lease and exploration expenses. We believe that proceeds from the sale of our interest in Tri-Western Resources are more than sufficient to fund our remaining mining activities as well as our operating capital needs for the balance of 2007.

Should we choose to make an acquisition of producing oil and gas properties, such an acquisition would likely require that some portion of the purchase price be paid in cash, and thus would create the need for additional capital. Additional capital could be obtained from a combination of funding sources. The potential funding sources include:

•	Cash flow from operating activities,
•	Borrowings from financial institutions (which we typically avoid),
•	Debt offerings, which could increase our leverage and add to our need for cash to service such debt (which we typically avoid),
•	Additional offerings of our equity securities, which would cause dilution of our common stock,
•	Sales of portions of our working interest in the prospects within our exploration program, which would reduce future revenues from its exploration program,
•	Sale to an industry partner of a participation in our exploration program,
•	Sale of all or a portion of our producing oil and gas properties, which would reduce future revenues.

Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, there can be no assurances that capital will be available to us from any source or that, if available, it will be on terms acceptable to us. The Company has no off balance sheet arrangements.

28

ITEM 8: FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION

INDEX

Page(s)

Report of Independent Auditor	29

Consolidated Balance Sheets at December 31, 2006 and 2005	30

Consolidated Statements of Operations for the Years Ended
December 31, 2006, 2005 and 2004	32

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2006, 2005 and 2004	33

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006, 2005 and 2004	34

Notes to Consolidated Financial Statements	36

Supplemental Information about Oil and Gas Producing
Activities (Unaudited)	60

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Tri-Valley Corporation

We have audited the accompanying consolidated balance sheets of Tri-Valley Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-Valley Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the effectiveness of Tri-Valley Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2007 express an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

March 29, 2007
Bakersfield, California

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	___2006___	___2005___
ASSETS
Current assets
Cash	$15,598,215	$4,876,921
Accounts receivable, trade	377,278	431,869
Prepaid expenses	42,529	42,529

Total current assets	16,018,022	5,351,319

Property and equipment, net
Proved properties	1,407,925	1,146,103
Unproved properties	2,792,340	3,009,564
Rigs	5,371,593	215,000
Other property and equipment	2,504,185	9,265,314

Total property and equipment, net (Note 3)	12,076,043	13,635,981

Other assets
Deposits	309,833	316,614
Investments in partnerships (Note 5)	17,400	17,400
Goodwill	212,414	212,414
Other	20,413	205,002

Total other assets	560,060	751,430

Total assets	$28,654,125	$19,738,730

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,
	___2006___	___2005___

Current liabilities
Notes payable	$619,069	$ 966,649
Notes payable - related parties	501,036	-
Accounts payable and accrued expenses	2,237,116	1,190,604
Amounts payable to joint venture participants	280,815	161,747
Advances from joint venture participants, net	5,408,909	5,318,645

Total current liabilities	9,046,945	7,637,645

Non-Current Liabilities
Due to joint ventures	-	201,748
Asset Retirement Obligation	216,714	92,108
Long-term portion of notes payable - related parties	698,963	-
Long-term portion of notes payable	2,047,885	4,234,509

Total non-current liabilities	2,963,562	4,528,365

Total liabilities	12,010,507	12,166,010

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 23,546,655 and 22,806,176 issued and
outstanding at December 31, 2006, and 2005	23,407	22,806
Less: common stock in treasury, at cost,
100,025 shares at December 31, 2006 and 2005.	(13,370)	(13,370)

Capital in excess of par value	28,692,780	25,629,775
Additional paid in capital - warrants	247,313	-
Additional paid in capital - stock options	1,262,404	-
Additional paid in capital - Great Valley Drilling Company, LLC and Great Valley Production Services Company LLC	5,438,087	-
Accumulated deficit	(19,007,003)	(18,066,491)

Total stockholders’ equity	16,643,618	7,572,720

Total liabilities and stockholder’s equity	$28,654,125	$ 19,738,730

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	__For the Years Ended December 31,_
	___ 2006 ___	___ 2005 ___	___ 2004 ___

Revenues
Sale of oil and gas	$1,029,606	$901,359	$799,474
Rig income	873,368	-	-
Royalty income	-	883	674
Partnership income	45,000	30,000	30,000
Interest income	72,707	120,904	45,990
Drilling and development	2,497,256	11,422,234	3,559,500
Other income	418,786	53,226	63,032

Total revenues	4,936,723	12,528,606	4,498,670

Costs and expenses
Mining exploration costs	510,583	6,697,441	1,029,898
Production costs	388,700	93,429	144,101
Drilling and development	1,799,792	9,267,621	2,224,793
Rig operating expenses	566,649	-	-
General and administrative	6,110,921	5,231,624	2,103,457
Interest	396,672	377,944	33,332
Depreciation, depletion and amortization	585,439	500,453	21,699
Impairment of acquisition costs	459,243	90,165	112,395

Total costs and expenses	10,817,999	22,258,677	5,669,675

Loss from continuing operations, before income taxes and discontinued operations	(5,881,276)	(9,730,071)	(1,171,005)

Tax provision	-	-	-

Loss from continuing operations, before discontinued operations	(5,881,276)	(9,730,071)	(1,171,005)

Gain on disposal of discontinued operations (Note 12)	4,940,764	-	-

Net loss	$(940,512)	$(9,730,071)	$(1,171,005)

Basic net loss per share:
Loss from continuing operations	$(0.25)	$(0.43)	$(0.06)
Income from discontinued operations, net	$0.21	$0.00	$0.00
Basic loss per common share	$(0.04)	$(0.43)	$(0.06)

Weighted average number of shares outstanding	23,374,205	22,426,580	20,507,342

Potentially dilutive shares outstanding	26,377,537	25,030,468	23,060,942

No dilution is reported since net income is a loss per SFAS 128

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional	Additional
					Paid in	Paid in
	Total			Capital in	Warrants &	Capital	Common
	Common	Treasury		Excess of	Stock	GVDC /	Stock	Accumulated	Treasury	Stockholders’
	Shares	Shares	Par Value	Par Value	Options	GVPS	Receivable	Deficit	Stock	Equity

Balance at December 31, 2003	20,097,627	100,025	$ 20,115	$ 9,010,453	-	-	-	$ (7,165,415)	$(13,370)	$ 1,851,783
Issuance of common stock	1,738,425	-	1,721	6,761,354	-	-	-	-	-	6,763,075
Stock issuance cost	-	-	-	(646,200)	-	-	-	-	-	(646,200)
Common stock receivable	-	-	-	-	-	-	(750)	-	-	(750)
Net loss	-	-	-	-	-	-	-	(1,171,005)	-	(1,171,005)

Balance at December 31, 2004	21,836,052	100,025	21,836	15,125,607	-	-	(750)	(8,336,420)	(13,370)	6,796,903
						-
Issuance of common stock	970,124	-	970	9,199,610	-	-	-	-	-	9,200,580
Stock issuance cost	-			(432,067)	-	-	-	-	-	(432,067)
Common stock receivable	-			-	-	-	750	-	-	750
Drilling program equity	-			1,736,625	-	-	-	-	-	1,736,625
Net loss	-			-	-	-	-	(9,730,071)	-	(9,730,071)

Balance at
December 31, 2005	22,806,176	100,025	$ 22,806	$25,629,775	-	-	-	$(18,066,491)	$(13,370)	$ 7,572,720

Issuance of common stock	740,479		601	3,373,745	-	-	-	-	-	3,374,346
Stock issuance cost	-	-	-	(310,740)	-	-	-	-	-	(310,740)
Warrants (see note 10)	-	-	-	-	$ 247,313	-	-	-	-	247,313
Stock Based Compensation (see note 5)	-	-	-	-	1,262,404	-	-	-	-	1,262,404
Great Valley Drilling / GVPS	-	-	-	-	-	$ 5,438,087	-	-	-	5,438,087
Net loss	-	-	-	-	-	-	-	(940,512)	-	(940,512)
Balance at
December 31, 2006	23,546,655	100,025	$ 23,407	$28,692,780	$1,509,717	$ 5,438,087	-	$(19,007,003)	$(13,370)	$ 16,643,618

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004

CASH PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(940,512)	$(9,730,071)	$(1,171,005)
Income from discontinued operations	-	(4,810,364)	-
Gain on disposal of discontinued operations, net	(4,940,764)	-	-

Loss from continuing operations	(5,881,276)	(4,919,707)	(1,171,005)
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Depreciation, depletion, and amortization	585,439	242,527	21,699
Impairment, dry hole and other disposals of property	459,243	90,165	112,395
Stock-based compensation costs, net of taxes	1,262,404	-	-
Warrant costs from issuance of restricted common stock	247,313	-	-
(Gain) or loss on sale of property	-	131,766	-
Property, mining claims & services paid with common stock	-	5,666,575	804,180
Changes in operating capital:
(Increase) decrease in accounts receivable	54,591	(89,862)	(28,183)
(Increase) decrease in prepaids	-	53,527	(31,719)
(Increase) decrease in deposits and other assets	191,370	(14,874)	87,671
Increase (decrease) in income taxes payable	-	-	(39,000)
Increase (decrease) in accounts payable and accrued expenses	999,323	(445,454)	552,064
Increase (decrease) in amounts payable to joint venture participants and related parties	(82,680)	263,380	8,840
Increase (decrease) in advances from joint venture
participants	90,264	(1,003,031)	674,526

Net cash provided by (used in) continuing operations	(2,074,009)	(24,988)	991,468
Net cash provided by (used in) discontinued operations	-	(4,446,650)	31,719
Net Cash Provided (Used) by Operating Activities	(2,074,009)	(4,471,638)	1,023,187

CASH PROVIDED (USED) BY INVESTING ACTIVITIES
Proceeds from sale of property	461,752	-	-
Proceeds from sale of discontinued operations	13,838,625	-	-
Capital expenditures	(5,985,076)	(6,494,822)	(242109)
(Investment in) advance to joint project	-	-	(150,000)

Net cash provided by (used in) continuing operations	8,315,301	(6,494,822)	(392,109)
Net cash provided by (used in) discontinued operations	-	(4,256,602)	(127,072)

Net Cash Provided (Used) by Investing Activities	8,315,301	(10,751,424)	(519,181)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS -continued

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,
	2006	2005	2004

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
Proceeds from long-term debt	1,609,081	-	-
Proceeds from long-term debt - related parties	1,200,000	3,666,765	-
Principal payments on long-term debt	(6,210,056)	(311,673)	(10,006)
Net proceeds from additional paid in capital - Great Valley Drilling Company, LLC /Great Valley Production Company, LLC	5,438,087	-	-
Net Proceeds from issuance of common stock	2,442,890	3,101,938	5,310,224

Net cash provided by (used in) continuing operations	4,480,002	6,457,030	5,301,939
Net cash provided by (used in) discontinued operations	-	1,830,033	-

Net Cash Provided (Used) by Financing Activities	4,480,002	8,287,063	5,301,939

For the Years Ended December 31,
	2006	2005	2004

Net Increase (Decrease) in Cash and Cash Equivalents	$10,721,294	$(6,935,999)	$5,805,945

Cash at Beginning of Year	4,876,921	11,812,920	6,006,975

Cash at End of Year	$15,598,215	$4,876,921	$11,812,920

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Interest paid	$352,815	$377,943	$33,332

Income taxes paid	$-	$-	$-

SUPPLEMENTAL NON-CASH ACTIVITIES:
Property & services paid with common stocks	$620,716	$2,662,075	$92,200

Stock issued to exchange mining claims	$-	$3,004,500	$712,000

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 - GENERAL

History and Business Activity
Tri-Valley Corporation (“TVC” or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and precious metals properties and interests therein. Tri-Valley has five subsidiaries. Tri-Valley Oil & Gas Company (“TVOG”) operates the oil & gas activities and derives the majority of its revenue from oil and gas; Select Resources which handles all precious and industrial mineral interests; Great Valley Production Services, Inc., which was formed in February 2006 to operate oil production, rigs, primarily for third parties; Great Valley Drilling Company which was formed in 2006 to operate oil drilling rigs, primarily for third parties and Tri-Valley Power Corporation which is inactive (see Item 1 Business for detail of GVPS and GVDC). The Company sold its joint venture interest in Tri-Western Resources, LLC on November 15, 2006. GVPS had paid in capital of $3,881,447 as of December 31, 2006. GVDC’s paid in capital was $1,556,640 as of December 31, 2006.

The Company conducts its oil and gas business primarily through Tri-Valley Oil & Gas Company. TVOG is engaged in the exploration, acquisition and production of oil and gas properties. Substantially all of the Company’s oil and gas reserves are located in California.

In the fiscal year 1987, the Company added precious metals exploration. Select conducts precious metals exploration activities. TVC has traditionally sought acquisition or merger opportunities within and outside of petroleum and mineral industries.

For purposes of reporting operating segments, the Company is involved in four areas. These are oil and gas production, rig operations, minerals, and drilling and development.

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

Principles of Consolidation
The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, Tri-Valley Oil & Gas Co., and Select Resources, Inc. and Tri-Valley Power Corporation, since their inception. Because the Company was the principal beneficiary of a mining venture until the sale of its interest in November 2006, it has also consolidated a 50% owned joint venture, Tri-Western Resources, LLC. Great Valley Production Services, LLC and Great Valley Drilling Company, LLC where the Company has retained a 51% ownership interest are also included in the consolidation. Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined. This includes Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships. All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation.

Use of Estimates in the Preparation of Financial Statements
The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets, liabilities, revenues, expenses and some narrative disclosures. Actual results could differ from those estimates. The estimates that are most critical to our consolidated financial statements involve oil and gas reserves, recoverability and impairment of reserves, and useful lives of assets.

Oil and Gas Reserves. Estimates of our proved oil and gas reserves included in this report are prepared in accordance with GAAP and SEC guidelines and were based on evaluations audited by independent petroleum engineers with respect to our major properties. The accuracy of a reserve report estimate is a function of:

The accompanying notes are an integral part of these financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2006 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we have based the estimated present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and cost may be materially higher or lower than the prices and costs as of the date of the estimate.

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

Impairment of Proved Oil and Gas Properties. We review our long-lived proved properties, consisting of oil and gas reserves, at least annually and record impairments to those properties, whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Proved oil and gas properties are reviewed for impairment by depletable field pool, which is the lowest level at which depletion of proved properties are calculated. Management assesses whether or not an impairment provision is necessary based upon its outlook of future commodity prices and net cash flows that may be generated by the properties. We determine that a property is impaired when prices being paid for oil or gas make it no longer profitable to drill on, or to continue production on, that property. Price increases over the past three years have reduced the instances where impairment of reserves appeared to be required.

Additional production data indicated the initial reserve estimates would not be achievable, so we reduced reserves accordingly. If petroleum prices, particularly natural gas prices, in Northern California begin to fall in the future, more of our proved developed reserves could become impaired, which would reduce our estimates of future revenue, our proved reserve estimates and our profitability.

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

The accompanying notes are an integral part of these financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Advances from Joint Venture Participants
Advances received by the Company from joint venture partners for contract drilling projects, which are to be spent by the Company on behalf of the joint venture partners, are classified within operating inflows on the basis they do not meet the definition of financing or investing activities. When the cash advances are spent, the payable is reduced accordingly. These advances do not contribute to the Company's operating profits and are accounted for or disclosed as balance sheet entries only i.e. within cash and payable to joint venture participants.

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

Receivables from and amounts payable to these related parties (as well as other related parties) have been segregated in the accompanying financial statements. For turnkey projects, amounts received for drilling activities, which have not been spudded are deferred and remain within the joint venture liability, in accordance with the Company’s revenue recognition policies. Revenue is recognized upon the completion

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

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

If the well has encountered commercial reserves, the accumulated cost is transferred to oil and gas properties; otherwise, the accumulated cost, net of salvage value, is charged to dry hole expense. If the well has encountered commercial reserves but cannot be classified as proved within one year after discovery, then the well is considered to be impaired, and the capitalized costs (net of any salvage value) of drilling the well are charged to expense. In 2006, 2005, and 2004 there was $459,243, $90,165 and $112,395 respectively, charged to expense for impairment of exploratory well costs. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method based upon estimated proved developed reserves.

At December 31, 2006 and 2005, the Company carried unproved property costs of $ 2.79 million and $3.01 million, respectively. Generally accepted accounting principles require periodic evaluation of these costs on a project-by-project basis in comparison to their estimated value. These evaluations will be affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases, contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize non cash charges in the earnings of future periods.

The accompanying notes are an integral part of these financial statements.

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

As of January 1, 2005, the Company adopted FASB Staff Position FAS 19-1, “Accounting for Suspended Well Costs.” Upon adoption of the FSP, the Company evaluated all existing capitalized exploratory well costs under the provisions of the FSP. As a result, the Company determined that there were no capitalized costs of exploratory wells during 2006, 2005 and 2004, and does not include amounts that were capitalized and subsequently expensed in the same period.

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

The accompanying notes are an integral part of these financial statements.

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the years ended December 31, 2006, 2005, and 2004.

	December 31,	December 31,	December 31,
	2006	2005	2004

Beginning asset retirement obligations	$ 92,108	$ 0	$ 0

Liabilities assumed in acquisitions	111,364(2)	92,108(1)	0
Accretion of discount	13,242

Ending asset retirement obligations	$ 216,714	$ 92,108	$ 0

(1)	The Company’s portion of the liability for the plugging and abandonment of the wells acquired from the Temblor Valley, Pleasant Valley and previous acquisitions.
(2)	The Company’s portion of the liability for the plugging and abandonment of the wells acquired from the C & L/Crofton & Coffee lease, the Claflin lease and the SP/Chevron lease.
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

Concentration of Credit Risk and Fair Value of Financial Instruments

The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Total uninsured cash at year end was $5.8 million.

Fair value of financial instruments is estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

The accompanying notes are an integral part of these financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation Plans /Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123 (R)”). This Statement revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective and was adopted in the first quarter of 2006. The Company adopted SFAS No. 123(R) using the modified prospective method, whereby the Company expensed the remaining portion of the requisite service under previously granted unvested awards outstanding as of January 1, 2006 and new share-based payment awards granted or modified after January 1, 2006. The Company used the Black-Scholes valuation method to estimate the fair value of its options. The Company calculates that implementation of SFAS No. 123(R) resulted in additional expense related to share-based employee and director compensation of approximately $1,270,000 before tax in 2006. See Note 5 to the Consolidated Financial Statements in Item 8 for a further discussion related to the Company’s Stock Incentive Plan.

		December 31,	December 31,	December 31,
		2006	2005	2004

Net Income	As reported	$ (940,512)	$ (9,730,071)	$ (1,171,005)
Add: Stock-based compensation expense included in reported net income, net of tax benefit		1,262,404	--	--
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax		(1,262,404)	(631,000)	--
	Pro forma	$ (940,512)	$(10,361,071)	$ (1,171,005)

Earnings per share	As reported	(0.04)	(0.43)	(0.06)
	Pro forma	(0.04)	(0.46)	(0.06)

Warrants are accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments and (EITF 00-27)

The Company calculates the fair value of warrants issued with the convertible instruments using the Black Scholes valuation method, using the same assumptions used for valuing employee stock options for purposes of SFAS No. 123R, except that the expected life of the warrant is used.  Under these guidelines, the Company allocates the value of the proceeds received. The price allocated for the warrants is calculated by subtracting the current market price of the stock from the total proceeds of the sale of the restricted stock with the warrant attached. The allocated fair value is recorded as capital paid in - warrants. This allocated fair value of the proceeds from the sale of warrants is subtracted from the value of the warrants using the Black-Scholes valuation method to calculate the stock issuance expense.

The accompanying notes are an integral part of these financial statements.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Treasury Stock
The Company records acquisition of its capital stock for treasury at cost. Differences between proceeds for reissuance of treasury stock and average cost are charged to retained earnings or credited thereto to the extent of prior charges and thereafter to capital in excess of par value.

Recently Issued Accounting Pronouncements

Asset Retirement Obligation

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”, Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. We have adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on our 2005 or 2006 consolidated financial statements, and we do not expect this pronouncement to have a significant effect on our future reported financial position or earnings.

Accounting Changes

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 was issued. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 became effective for our fiscal year beginning January 1, 2006. There was no effect for our fiscal year ending December 31, 2006.

Accounting for Certain Hybrid Financial Instruments

In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 was issued. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for our fiscal year beginning after December 31, 2006. We will adopt this Interpretation in the first quarter of 2007 and do not expect the adoption to have a material impact on our financial position or results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this Interpretation in the first quarter of 2007 and do not expect the adoption to have a material impact on our financial position or results of operations.

The accompanying notes are an integral part of these financial statements.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning subsequent to November 15, 2007. We will adopt this Statement in the first quarter of 2008 and do not expect the adoption to have a material impact on our financial position or results of operations.

Effects of Prior Year Misstatements

In September 2006, Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” Registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB was adopted at December 31, 2006. The adoption of SAB No. 108 had no effect on our financial position or on the results of our operations.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective beginning January 1, 2008 and we are evaluating this pronouncement, but do not expect the adoption to have a material impact on our financial position or results of operations.

Change in categorization of rigs

Due to our rapidly growing rig operations, we created a separate category in 2006 for our rig equipment. In 2005 rig equipment was included in other property and equipment. For comparability purposes, those amounts are now shown separately.

The accompanying notes are an integral part of these financial statements.

NOTE 3 - PROPERTY AND EQUIPMENT

Properties, equipment and fixtures consist of the following:

	December 31,
	2006	2005
Oil and gas - California
Proved properties, gross	$2,169,496	$1,795,653
Accumulated depletion	(761,571)	(649,550)
Proved properties, net	1,407,925	1,146,103
Unproved properties	2,792,340	3,009,564
Total oil and gas properties	4,200,265	4,155,667

Rigs	5,444,646	215,000
Accumulated depreciation	(73,053)	-
Total Rigs	5,371,593	215,000

Other property and equipment
Land	21,281	21,281
Building	45,124	2,739,442
Leasehold improvements	-	577,619
Machinery and Equipment	2,414,824	4,881,271
Vehicles	407,739	1,414,416
Transmission tower	51,270	51,270
Office furniture and equipment	159,241	202,587
	3,099,479	9,887,886
Accumulated depreciation	(595,294)	(622,572)
Total other property and equipment, net	2,504,185	9,265,314

Property and equipment, net	$12,076,043	$13,635,981

Depreciation expense for the year ended December 31, 2006 was $473,418 and for the year ended December 31, 2005 was $472,228. Carrying amount of assets pledged as collateral for the year ended December 31, 2006 was $5,514,578. In 2005, the carrying amount of assets pledged as collateral was $8,553,785.

The accompanying notes are an integral part of these financial statements.

NOTE 4 - NOTES PAYABLE

	December 31,
	2006	2005

Various notes outstanding December 31, 2005 paid in full during 2006, with interest rates ranging from 6.79% to 13.45% and remaining maturities ranging from 1 to 9 years. Secured by equipment and an industrial building site.	-	$ 3,691,262

Note payable to Rabobank dated October 5, 2005, secured by a vehicle, interest at 6.5%, payable in 60 monthly installments of $599.	$ 25,119	29,238

Note payable to Jim Burke Ford dated November 18,
2005; secured by a vehicle; interest at 6.49%; payable
in 60 monthly installments of $714.	30,520	35,893

Note payable to Sealaska Corporation dated July 15,
2005; secured by mining machines and equipment;
imputed interest at 7.5%; payable in 10 yearly
installments of $200,000. Face amount was $2,000,000 before the imputed interest discount of $627,184 which resulted in a principal amount of $1,372,816.	1,275,777	1,420,006

Note payable to Jim Burke Ford dated November 18,
2005; secured by a vehicle; interest at 6.49%; payable
in 60 monthly installments of $493.	20,351	24,759

Note payable to Three Way Chevrolet dated April 03, 2006; secured by a vehicle; interest at 5.90%; payable in 60 monthly installments of $577.	27,356	-

Note payable to Three Way Chevrolet dated February 24, 2006; secured by a vehicle; interest at 9.70%; payable in 60 monthly installments of $1,324.	56,864	-

Note payable to Moss Family Trust dated February 14, 2006; secured by 100,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $13,747.	547,108	-

Note payable to Moss Family Trust dated March 8, 2006; secured by 40,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $5,728	227,961	-

Note payable to F. Lynn Blystone and Patricia L Blystone dated March 21, 2006; secured by 6% overriding royalty interest in the Temblor Valley Production; interest at 1.00% per month, payable on April 21, 2007.( also see note 5 - related party transactions) This note was paid in full in 2007	150,000	-

The accompanying notes are an integral part of these financial statements.

NOTE 4 - NOTES PAYABLE (continued)

December 31,
2006	2005

Note payable to Sun Valley Trust dated December 01, 2006; payable in 6 monthly installments of $50,000. Unsecured	300,000	-

Note payable to Three Way Chevrolet dated September 11, 2006; secured by a vehicle; interest at 4.90%; payable in 60 monthly installments of $927.	46,994	-

Note payable to Three Way Chevrolet dated September 11, 2006; secured by a vehicle; interest at 6.90%; payable in 60 monthly installments of $633.	30,631	-

Note payable to Three Way Chevrolet dated October 31, 2006; secured by a vehicle; interest at 9.70%; payable in 60 monthly installments of $1,679.43.	78,272	-
Note payable to Gary D, Borgna and Julie R. Borgna, and Equipment 2000 dated December 30, 2006; secured by Rig Equipment; imputed interest at 8.00%; payable in 120 monthly installments of $9,100 and a payment of $300,000 paid January 3, 2007. Face amount was $1,392,000 before the discount of $342,000 which resulted in a principal amount of $1,050,000. (also see note 5 - related party transactions)	1,050,000	-

	3,866,953	5,201,158
Less current portion	1,120,105	966,649

Long-term portion of notes payable	$ 2,746,848	$ 4,234,509

Maturities of long-term debt for the years subsequent to December 31, 2006 are as follows:
2007	$ 1,120,105
2008	401,213
2009	440,720
2010	481,970
2011	304,293
2012-2016	1,118,652

$ 3,866,953

The accompanying notes are an integral part of these financial statements.

NOTE 5 - RELATED PARTY TRANSACTIONS

Employee Stock Options
The Company has a qualified and a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and non employee directors of the Company. The 2006 stock option expense was $1,262,404.

The purpose of the Company's stock option plans is to further the interest of the Company by enabling officers, directors, employees and consultants of the Company to acquire an interest in the Company by ownership of its stock through the exercise of stock options granted under its stock option plan which are vested in one to four years.

The option price, number of shares and grant date are determined at the discretion of the Company’s board of directors. The 2005 plan provides for the issuance of 1,125,000 stock options with 824,000 remaining to be issued as of December 31, 2006. Options granted under the plans are exercisable upon vesting. The vesting dates are determined in the stock option award and the contractual life is up to ten years. The plan expires in October 2015.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions used for grants in 2006.

Year	Expected Life	Expected Dividends	Expected Volatility	Risk-Free Interest Rates
2006	8.8	None	71%	5.10

The expected exercise life is based on management estimates of future attrition and early exercise rates after giving consideration to recent employee exercise behavior. Expected dividend yield is based on the Company’s dividend history and anticipated dividend policy. Expected volatility is based on historical volatility for the Company’s common stock. The risk-free interest rate is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option.

The following table summarizes information about fixed stock options outstanding at December 31, 2006:

	Number Outstanding	Number Outstanding & exercisable	Weighted-Average	Weighted-Average	Intrinsic Value(1) at December 31,
Range of Exercise Prices	at December 31, 2006	at December 31, 2006	Remaining Contractual Life	Exercise Price	2006 (in thousands)

$.50 - $10.00	2,914,850	2,674,850	3.6 years	$2.26	$19,340
(1) Based on the difference between the exercise price per share and the $9.49 market price per share as of December 31, 2006

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Number Outstanding	Number Outstanding & exercisable	Weighted-Average	Weighted-Average	Intrinsic Value(2) at December 31,
Range of Exercise Prices	at December 31, 2005	at December 31, 2005	Remaining Contractual Life	Exercise Price	2005 (in thousands)

$.50 - $10.00	2,757,600	2,647,600	4.2 years	$1.70	$16,097
(2) Based on the difference between the exercise price per share and the $7.78 market price per share as of December 31, 2005

The accompanying notes are an integral part of these financial statements.

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Employee Stock Options (continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Number Outstanding	Number Outstanding & exercisable	Weighted-Average	Weighted-Average	Intrinsic Value(3) at December 31,
Range of Exercise Prices	at December 31, 2004	at December 31, 2004	Remaining Contractual Life	Exercise Price	2004 (in thousands)

$.50 - $2.43	2,553,600	2,553,600	5.2 years	$1.28	$27,960
(3) Based on the difference between the exercise price per share and the $12.23 market price per share as of December 31, 2004

Unrecognized Compensation Expense. At December 31, 2006 there was $907,000 of unrecognized compensation expense related to unvested awards granted under the Company’s stock option plan. This amount is expected to be charged to expense over a weighted-average period of 2 years.

A summary of the status of the Company's fixed stock option plan as of December 31, 2006, 2005 and 2004 and changes during the years ending on those dates is presented below:

	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Fixed Options
Outstanding at beginning of year	2,757,600	$ 2.03	2,553,600	$ 1.28	3,018,600	$ 1.27
Granted	445,000	$ 6.19	271,000	$ 5.82	-	$ -
Exercised	(287,750)	$ 2.03	(67,000)	$ 1.94	(465,000)	$ 1.20
Cancelled	-	-	-	-	-	-

Outstanding at end of year	2,914,850	$ 2.67	2,757,600	$ 2.03	2,553,600	$ 1.28

Options exercisable at year-end	2,674,850	$ 2.26	2,647,600	$ 1.70	2,553,600	$ 1.28

Weighted-average fair value of options granted during the year
	$ 4.78		$ 3.32		n/a

Available for issuance	824,000		119,000		390,000

The accompanying notes are an integral part of these financial statements.

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

A summary of the status of the Company’s nonvested options as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value

Nonvested at December 31, 2005	115,000	$ 8.59

Granted	445,000	$ 6.19
Vested	(315,000)	$ 6.99

Nonvested at December 31, 2006	245,000	$ 6.95

Partnerships
Tri-Valley sells oil and gas drilling prospects to partnerships that are sponsored by Tri-Valley and sold to private investors for the purpose of oil and gas drilling and development. The Company accounts for these partnerships on the prorata combination method. Drilling and development revenue related to the Opus-I partnership for the fiscal year ended December 31, 2006, 2005 and 2004 are as follows:

		December 31,
	2006	2005	2004

Drilling and development revenue	$ 2,497,256	$ 11,422,234	$ 3,559,500

Drilling and development costs	$ 1,799,792	$ 9,267,621	$ 2,224,793

Advances from joint venture participants, net	$ 5,408,909	$ 5,318,645	$ 6,321,676

Oil and gas income from the Tri-Valley Oil & Gas Exploration Programs 1971-1 for fiscal year ended December 31, 2006, 2005 and 2004 are as follows:

		December 31,
	2006	2005	2004

Partnership income, net of expenses	$ 45,000	$ 30,000	$ 30,000

Notes Payable

On March 21, 2006, a promissory note was issued to F. Lynn Blystone and Patricia L. Blystone in the amount of $150,000. Mr. Blystone is the Chairman, President and Chief Executive Officer of Tri-Valley Corporation. The note is to be paid on an interest only basis of 1.0% per month and to be paid in full on or before April 21, 2007. The note is secured by a six percent (6%) overriding royalty interest in the Temblor Valley production. The purpose was to provide interim funding for increased bonding requirements with the California Division of Oil, Gas and Geothermal Resources resulting from the acquisition of more wells by the Company. This note was paid in full in March 2007.

A note was issued payable to Gary D. Borgna and Julie R. Borgna, and Equipment 2000 dated December 30, 2006; secured by Rig Equipment; imputed interest at 8.00%; payable in 120 monthly installments of $9,100 and a payment of $300,000 paid on January 3, 2007. Face amount was $1,392,000 before the discount of $342,000 which resulted in a principal amount of $1,050,000. As part of the total purchase price of the drilling rig and equipment, 54,870 shares of Tri-Valley’s restricted common stock was issued at a value of $9.49 per share, or $520,716.

The accompanying notes are an integral part of these financial statements.

NOTE 6 - EARNINGS PER SHARE

Year	Full Year Basic Earnings (Loss) Per Share	Weighted-Average Shares Outstanding	Weighted-Average Potentially Dilutive Shares Outstanding
2006	$ (0.04)	23,374,205	26,377,537
2005	$ (0.43)	22,426,580	25,030,468
2004	$ (0.06)	20,507,342	23,060,942

The diluted earnings per share amounts are based on weighted-average shares outstanding plus common stock equivalents. Common stock equivalents include stock options and awards, and common stock warrants. Common stock equivalents excluded from the calculation of diluted earnings per share due to the effect was antidilutive.

NOTE 7 - INCOME TAXES

At December 31, 2006, the Company had available net operating loss carry forwards for financial statements and federal income tax purposes of approximately $18 million.

The components of the net deferred tax assets were as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$ 7,352,000	$ 5,184,000	$ 776,000
Statutory depletion carryforwards	496,000	384,000	356,000

Total deferred tax assets	7,848,000	5,568,000	1,132,000
Valuation allowance	(7,848,000)	(5,568,000)	(1,132,000)

Net deferred tax assets	$ -	$ -	$ -

A full valuation allowance has been established for the deferred tax assets generated by net operating loss and statutory depletion carryforwards due to the uncertainty of future utilization. The net operating loss expires in 2024 for federal purposes and 2025 for state purposes. Depletion carryforwards have an indefinite life. Net change in the valuation allowance was $2,280,000 for the year ended 2006 and $4,436,000 for the year ended 2005. The reconciliation of federal taxable income follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
Income (loss) before tax	$ (5,823,881)	$ (9,730,071)	$ (1,171,005)

Computed "expected" tax (benefit)	$ (2,330,000)	$ (3,892,000)	$ (468,000)
State tax liability	-	-	-

Utilization (non-utilization) of operating loss carryover	2,330,000	3,892,000	468,000
Total income tax provision	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

NOTE 8 - MAJOR CUSTOMERS

Oil and Gas
Substantially all oil and gas sales have occurred in the California market. The Company receives substantially all of its oil and gas revenue from two customers. Our total oil and gas sales amounted to $1,029,606, $901,359 and $799,474 for the year ended December 31, 2006, 2005, and 2004, respectively. We receive about 25% of our revenue from Company A and about 60% from Company B. All of our oil and gas is sold at spot market.

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

The Company's operations are classified into three principal industry segments. Following is a summary of segmented information for 2006, 2005, and 2004:

	Oil and Gas			Drilling and
	Production	Rig	Minerals	Development	Total
Year ended December 31, 2006

Revenues from external customers	$ 1,212,116	$ 1,033,539	$ 178,500	$ 2,497,256	$ 4,921,411

Interest revenue	$ 72,707	$ -	$ -	$ -	$ 72,707

Interest expense	$ 26,834	$ 2,373	$ 267,465	$ -	$ 396,672

Operating income (loss)	$ 640,475	$ 306,719	$ (465,153)	$ 697,465	$ 1,179,506

Expenditures for segment assets	$ 1,146,146	$ 5,444,646	$ 15,000	$ -	$ 6,605,792

Depreciation, depletion, and amortization	$ 159,289	$ 81,530	$ 344,620	$ -	$ 585,439

Total assets	$ 18,517,488	$ 7,853,046	$ 2,283,591	$ -	$ 28,654,125

Estimated income tax benefit(expense)	$ -	$ -	$ -	$ -	$ -

Net income (loss)	$(4,638,280)	$ (51,343)	$ 3,051,646*	$ 697,465	$ (940,512)

* In the fourth quarter we sold our interest in Tri-Western Resources and an associated industrial site for a net gain of $4,940,764. See note 12 for a pro forma schedule.

The accompanying notes are an integral part of these financial statements.

NOTE 9- FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas		Drilling and
	Production	Minerals	Development	Total
Year ended December 31, 2005

Revenues from external customers	$ 932,042	$ 200	$ 11,422,234	$ 12,354,476

Interest revenue	$ 118,609	$ 2,295	$ -	$ 120,904

Interest expense	$ 2,115	$ 375,829	$ -	$ 377,944

Operating income (loss)	$ (2,248,486)	$ (3,610,142)	$ 2,154,613	(3,704,015)

Expenditures for segment assets	$ 1,260,884	$ 9,490,540	$ -	$ 10,751,424

Depreciation, depletion, and amortization	$ 58,319	$ 442,134	$ -	$ 500,453

Total assets	$ 8,427,037	$ 9,614,726	$ 1,696,967	$ 19,738,730

Estimated income tax benefit(expense)	$ -	$ -	$ -	$ -

Net income (loss)	$ (5,615,595)	$ (6,269,089)	$ 2,154,613	$ (9,730,071)

Year ended December 31, 2004

Revenues from external customers	$ 830,148	$ -	$ 3,559,500	$ 4,389,648

Interest revenue	$ 45,990	$ -	$ -	$ 45,990

Interest expense	$ 33,332	$ -	$ -	$ 33,332

Operating income (loss)	$ 1,761,815	$ (1,029,898)	$ 258,939	$ 990,856

Expenditures for segment assets	$ 369,181	$ -	$ -	$ 369,181

Depreciation, depletion, and amortization	$ 21,699	$ -	$ -	$ 21,699

Total assets	$ 14,473,326	$ -	$ -	$ 14,473,326

Estimated income tax benefit (expense)	$ -	$ -	$ -	$ -

Net income (loss)	$ (400,046)	$ (1,029,898)	$ 258,939	$ (1,171,005)

The accompanying notes are an integral part of these financial statements.

NOTE 10 - COMMON STOCK and WARRANTS

Common Stock

During 2006 the Company issued the following shares of common stock. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

-
During the year various directors and employees of the Company exercised stock options previously granted. The new shares issued pursuant to the stock option plan amounted to 202,593 shares. Cash consideration received totaled to $280,875.

-	The Company pledged 140,000 common shares as security of two notes payable.

- The Company issued 5,000 shares to one employee in accordance with his employment contract.

-
The Company issued 16,261 shares as a deposit to Sun Valley Trust. The stock was valued at $6.15 per share. The deposit was subsequently applied to the purchase price of three leases at the date of closing.

-	The Company issued 5,280 shares to a consultant for $43,042 in services at an agreed price of $8.15 per share.

-	The Company issued 54,870 shares as partial payment to purchase a drilling rig for Great Valley Drilling Company, LLC valued at $9.49 per share for a consideration of $520,716.

-	The Company issued 35,000 shares to a director who exercised warrants at $10.00 per share, for total cash consideration of $350,000.

-	The remaining 281,475 shares were issued in private placements at prices of $7.00 to $8.60 per share for a total consideration of $2,054,719, or a weighted average price of $7.30.

-	During the year the common stock issuance cost amounted to approximately $310,740.

Warrants

During 2006, the Company issued warrants to accredited investors in conjunction with the sale of 317,475 shares of restricted common stock. 110,457 warrants were attached to these restricted shares. The warrants are exercisable for a period of two years from the date of issuance. The warrants are exercisable at $8.00 to $12.00, depending on when they were issued. The warrants were valued using the Black-Scholes option-pricing model, which resulted in charges to additional paid in capital of $247,313 and resulted in charges to stock issuance expense of $183,628.

Warrants are accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments and (EITF 00-27. The Company calculates the fair value of warrants issued with the convertible instruments using the Black Scholes valuation method, using the same assumptions used for valuing employee options for purposes of SFAS No. 123R, except that the expected life of the warrant is used.  Under these guidelines, the Company allocates the value of the proceeds received. The price allocated for the warrants is calculated by subtracting the current market price of the stock from the total proceeds of the sale of the restricted stock with the warrant attached. The allocated fair value is recorded as capital paid in - warrants. This allocated fair value of the proceeds from the sale of warrants is subtracted from the value of the warrants using the Black-Scholes valuation method to calculate the stock issuance expense.

The accompanying notes are an integral part of these financial statements.

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

Natural Gas Contracts
The Company sells its gas under three separate gas contracts. During 2006, 2005, and 2004, the Company sold all of its produced gas under these agreements. The terms of the agreements are identical among the contracts. During 2006, 2005, and 2004, the terms of the agreements were as follows: 100% of the produced gas was sold at the monthly spot price.

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

The balance of the joint venture advance represents the sum of amounts contributed for drilling prospects, net of expenditures for the projects. Residual project balances are held until the Company makes a final determination concerning any remedial obligations of the joint ventures. The balance at December 31, 2006 consists primarily of the following projects:

Opus

In May of 2002 the Company began raising funds for a one hundred million dollar wildcat exploration drilling program named OPUS-I. The program calls for the drilling of 26 prospects, 23 in California and 3 in Nevada. As of December 31, 2006 the program has drilled thirteen wells. The drilling portion of these prospects is turn-keyed, meaning the drilling portion is done for a fixed cost and the completion portion is done at the actual cost.

The Opus Drilling Program joint venture status at December 31, 2006 is as follows:

Total Opus Contributions	$ 48,791,688
Total Opus Expenditures	$ 44,075,092
Remaining advances	$ 4,716,596

Interest credited to joint account	$ 388,814

Leases
The Company moved to new corporate headquarters in March 2006. The lease terms are for five years at a monthly payment of $15,470.

The accompanying notes are an integral part of these financial statements.

NOTE 12 - ACQUISITIONS AND DISPOSITIONS

In 2006, the Company spent $400,000 in making three acquisitions:

The C & L/Crofton & Coffee lease. During 2006, the Company spent $50,000 to acquire a 100% working interest in the Kern County area for ten idle wells in proved oil properties (Edison Grove field) including the assumption of approximately $32,167 in asset retirement obligations.

SP/Chevron acquisition. During 2006, the Company spent $300,000 to acquire a 100% working interest in the Kern County area for six idle wells in proved oil properties (Edison Grove field), including the assumption of approximately $19,300 in asset retirement obligations.

Claflin acquisition. During 2006, the Company spent $50,000 to acquire a 100% working interest in the Kern County area for eight idle wells in proved oil properties (NE Edison field) including the assumption of approximately $25,733 in asset retirement obligations.

Sale of interest in Tri Western and an industrial minerals site - Pro Forma Information

In 2006, the company had a $4,940,764 gain on disposal of discontinued operations

The following pro forma unaudited financial information has been prepared by management to present consolidated financial results of operations of the Company to give effect to the loss of control over our interest in Tri-Western Resources, LLC. The pro forma condensed consolidated statement of losses for the years ended December 31, 2006, 2005 and 2004 present pro forma results as if the Company never owned an interest in Tri-Western Resources.

The unaudited pro forma financial information is not necessarily indicative of the actual results of operations or the financial position which would have been attained had the acquisitions been consummated at either of the foregoing dates or which may be attained in the future.

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION

UNAUDITED PROFORMA CONDENSED CONSOLIDATED STATEMENT OF LOSSES
DECEMBER 31, 2006

For the year ended December 31, 2006
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$ 4,936,723	$ -	$ 4,936,723
Total Costs and Expenses	$ 10,817,999	$ -	$ 10,817,999
Net loss from continued operations	$ (5,881,276)	$ -	$ (5,881,276)
Gain from sell of discontinued operations	$ 4,940,764	$ 4,940,764	$ -
Net loss	$ (940,512)	$ 4,940,764	$ (5,881,276)
Continued operations loss per common share	$ (0.25)	$ -	$ (0.25)
Discontinued operations earnings per common share	$ 0.21	$ 0.21	$ 0.00
Basic loss per common share	$ (0.04)	$ (0.21)	$ (0.25)
Weighted average number of shares outstanding	23,374,205	-	23,374,205
Potentially dilutive shares outstanding	26,377,537	-	26,377,537

For the year ended December 31, 2005
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$ 12,528,606	$ (2,495)	$ 12,526,111
Total Costs and Expenses	$ 22,258,677	$ (4,812,860)	$ 17,445,817
Net loss from continued operations	$ (9,730,071)	$ 4,810,365	$ (4,919,706)
Net loss	$ (9,730,071)	$ 4,810,365	$ (4,919,706)
Continued operations loss per common share	$ (0.43)	$ 0.21	$ (0.22)
Basic loss per common share	$ (0.43)	$ 0.21	$ (0.22)
Weighted average number of shares outstanding	22,426,580	-	22,426,580
Potentially dilutive shares outstanding	25,030,468	-	25,030,468

For the year ended December 31, 2004
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$ 4,498,670	$ -	$ 4,498,670
Total Costs and Expenses	$ 5,669,675	$ (73,006)	$ 5,596,669
Net loss from continued operations	$ (1,171,005)	$ 73,006	$ (1,097,999)
Net loss	$ (1,171,005)	$ 73,006	$ (1,097,999)
Continued operations loss per common share	$ (0.06)	$ 0.01	$ (0.05)
Basic loss per common share	$ (0.06)	$ 0.01	$ (0.05)
Weighted average number of shares outstanding	20,507,342	-	20,507,342
Potentially dilutive shares outstanding	23,060,942	-	23,060,942

The accompanying notes are an integral part of these financial statements.

NOTE 13 - SUBSEQUENT EVENTS

On February 26, 2007, Tri-Valley Corporation concluded the sale of 600,000 restricted shares of common stock, together with warrants to purchase 200,000 common shares at an exercise price of $10.00 per share for two years, to an unaffiliated investor at $8.50 per share. The purchase price was at a premium to Tri-Valley's closing stock price of $8.13 on the American Stock Exchange on February 20, 2007, the date that the preliminary agreement to make the investment was reached.  Also on February 26, 2007, one investor exercised options to purchase 33,333 restricted shares of common stock at $9.00 per share, for a total investment of $299,997. The cash received from the combined transactions totaled $5.4 million.

Director Dennis Lockhart submitted his resignation from the board of directors effective March 1, 2007. Mr. Lockhart has been appointed the president and chief executive officer of the Federal Reserve Bank of Atlanta. As part of his new assignment, he was required to resign from his Board positions, including that of Tri-Valley, where he served for 25 years. He most recently served on Tri-Valley's audit committee. In resigning, Mr. Lockhart did not report any disagreement with Tri-Valley on any matter relating to the company's operations, policies or practices.

36

SUPPLEMENTAL INFORMATION (unaudited)

The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by the Company located solely

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent engineering consultants for the years ended December 31, 2006, 2005, and 2004. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004

Aggregate capitalized costs:
Proved properties	$ 2,169,496	$ 1,795,653	$ 752,705
Unproved properties	2,792,340	3,009,564	1,381,667
Accumulated depletion, depreciation and amortization	(761,571)	(649,550)	(621,323)

Net capitalized assets	$ 4,200,265	$ 4,155,667	$ 1,513,049

61

Supplemental Information (unaudited)

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:

	December 31,	December 31,	December 31,
	2006	2005	2004

Acquisition of producing properties and productive and non-productive acreage	$ 400,000	$ 1,736,625	$ -

Exploration costs and development activities	$ -	$ -	$ -

Results Of Operations From Oil And Gas Producing Activities
The results of operations from oil and gas producing activities are as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004

Sales to unaffiliated parties	$ 1,074,606	$ 932,042	$ 830,148
Production costs	(388,700)	(93,429)	(144,101)
Depletion, depreciation and amortization	(159,289)	(28,226)	(17,100)
	526,617	810,387	668,947
Income tax expense	(189,582)	(291,739)	(240,820)

Results of operations from activities before
extraordinary items (excluding corporate
Overhead and interest costs)	$ 337,035	$ 518,648	$ 161,096

87

Supplemental Information (unaudited)

Changes In Estimated Reserve Quantities
The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2006, 2005, and 2004, and changes in such quantities during each of the years then ended, were as follows:

	December 31, 2006		December 31, 2005		December 31, 2004

	Oil	Gas	Oil	Gas	Oil	Gas
	(BBL)	(MCF)	(BBL)	(MCF)	(BBL)	(MCF)

Proved developed and undeveloped reserves:
Beginning of year	218,030	779,598	162	742,401	162	1,251,548
Revisions of previous estimates extensions, discoveries and other additions	(61,391)	93,596	-	165,799	-	(374,408)
Net reserve additions	125,413	-	217,885	-	-	-
Production	(6,600)	(86,177)	(17)	(128,602)	-	(134,739)

End of year	275,452	787,017	218,030	779,598	162	742,401

Proved developed reserves:
Beginning of year	90,555	779,598	162	742,401	162	1,251,548

End of year	89,301	787,017	90,555	779,598	162	742,401

Standardized Measure Of Discounted Future Net Cash Flows Relating To Proved Oil And Gas Reserves
A standardized measure of discounted future net cash flows is presented below for the year ended December 31, 2006, 2005, and 2004.

The future net cash inflows are developed as follows:

(1)	Estimates are made of quantities of proved reserves and the future periods during which they are expected to be produced based on year-end economic conditions.
(2)	The estimated future production of proved reserves is priced on the basis of year-end prices.
(3)	The resulting future gross revenue streams are reduced by estimated future costs to develop and to produce proved reserves, based on year end cost estimates.
(4) The resulting future net revenue streams are reduced to present value amounts by applying a ten percent discount.

87

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

	December 31,	December 31,	December 31,
	2006	2005	2004

Future cash in flows	$ 19,415,065	$ 19,154,814	$ 5,248,091
Future production and development costs	(5,858,187)	(4,292,152)	(989,549)
Future income tax expenses	(722,868)	(659,464)	(1,357,948)
Future net cash flows	12,834,010	14,203,198	2,900,595
10% annual discount for estimated timing of cash flows	6,712,715	7,147,126	942,358
Standardized measure of discounted future net cash flow	$ 6,121,295	$ 7,056,072	$ 1,958,238

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

87

Supplemental Information (unaudited)

Changes In Standardized Measure Of Discounted Future Net Cash Flow From Proved Reserve Quantities (Continued)

The "Net change in income taxes" is computed as the change in present value of future income taxes.

	December 31,	December 31,	December 31,
	2006	2005	2004

Standardized measure - beginning of period	$ 7,056,072	$ 1,958,238	$ 2,270,632

Sales of oil and gas produced, net of production costs	(640,515)	(807,930)	(655,373)
Revisions of estimates of reserves provided in prior years:
Net changes in prices	(2,215,972)	1,412,965	1,705,515
Revisions of previous quantity estimates	(2,512,220)	1,630,965	-
Extensions and discoveries	-	11,345,272	270,891
Property acquisition	2,370,080	-	-
Accretion of discount	434,411	(6,204,768)	248,494
Changes in production and development costs.	1,566,035	(1,580,186)	(1,658,785)
Net change in income taxes	63,404	(698,484)	223,137

Net increase (decrease)	(934,777)	5,097,834	(312,394)

Standardized measure - end of period	$ 6,121,295	$ 7,056,072	$ 1,958,238

87

Supplemental Information (unaudited)

Quarterly Financial Data (unaudited)

2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$ 69,765	$ 978,340	$ 1,356,311	$ 2,532,307

Net Income (Loss)	$ (3,064,107)	$ (3,240,179)	$ (2,673,198)	$ 8,036,972*

Net Income per Common Share - Basic	$ (0.13)	$ (0.14)	$ (0.11)	$ 0.34

* In the fourth quarter we sold Tri-Western Resources and an associated building for a net gain of $4,940,764.
See note 12 to the Consolidated Financial Statements for a pro forma schedule.

2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$ 202,108	$ 1,846,630	$ 6,781,574	$ 3,698,294

Net Income (Loss)	$ (3,375,111)	$ (717,680)	$ (345,932)	$ (5,291,348)

Net Income (Loss) per Common Share	$ (0.15)	$ (0.03)	$ (0.02)	$ (0.23)

2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
			(restated)	(restated)

Operating Revenues	$ 1,386,281	$ 1,134,910	$ 223,006	$ 1,754,473

Net Income (Loss)	$ 255,258	$ (940,409)	$ (479,104)	$ (6,750)

Net Income (Loss) per Common Share	$ 0.01	$ (0.05)	$ (0.02)	$ (0.00)

61

ITEM 9A Controls and Procedures

Evaluation of Disclosure Controls

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2006.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of December 31, 2006 as discussed in Management’s Report on Internal Control.

Changes in the Company’s internal control over financial reporting that occurred during the fourth fiscal quarter of 2006 resulted from the changes in our current operating environment, including the sale of our interest in Tri Western, the adoption of recent accounting pronouncements and other operating conditions may have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2006. Management identified internal control deficiencies, which, in management’s judgment, represented material weaknesses in internal control over financial reporting. The control deficiencies generally related to controls over the accounting for complex transactions to ensure such transactions are recorded as necessary to permit preparation of financial statements and disclosures in accordance with generally accepted accounting principles. Such transactions included:

o	Proved and unproved properties
o	Loans guaranteed with restricted common stock;
o	Deferred income taxes;
o	Discontinued operations from the sale of our interest in Tri-Western Resources; and
o	Share-based payment arrangements

A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company.

Management will continue to evaluate the effectiveness of Tri Valley Corporation’s disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take further action and implement improvements as necessary.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by Brown Armstrong Paulden McCown Starbuck & Keeter Accountancy Corporation, an independent registered public accounting firm, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Tri-Valley Corporation
Bakersfield, CA

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Tri-Valley Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, because of the material weaknesses identified in management's assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). Tri-Valley Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment: A lack of controls, or ineffective application of controls related to the initiation, recording, and processing of material, complex transactions involving share-based payments, deposits, accounting for income taxes, evaluation of proved properties, and discontinued operations that would ensure such transactions are recorded as necessary to permit preparation of financial statements and disclosures in accordance with generally accepted accounting principles. As a result, the potential effect on the financial statement presentation could have been an overstatement of assets, liabilities, and shareholders equity, as well as deficient disclosure in the notes to the financial statements, that were not initially discovered by the Company’s system of internal controls. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 29, 2007 on those financial statements, which expressed an unqualified opinion.

In our opinion, management’s assessment that Tri-Valley Corporation did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Tri-Valley Corporation has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

BROWN ARMSTRONG PAULDEN McCOWN STARBUCK THORNBURGH & KEETER ACCOUNTANCY CORPORATION Bakersfield, CA March 29, 2007

87

PART III

ITEM 10 Directors and Executive Officers of the Registrant

All of our directors serve one year terms from the time of their election to the time their successor is elected and qualified. The following information is furnished with respect to each director and executive officer:

		Year First
		Became Director or	Position With
Name of Director	Age	Executive Officer	Company

F. Lynn Blystone	71	1974	President, CEO, Director, TVC
			CEO and Director, TVOG
			President, CEO, Director, TVPC
			CHOB, CEO, Director Select

Dennis P. Lockhart(1)	59	1982	Director

Milton J. Carlson(1) (3)	76	1985	Director

Loren J. Miller(1)	61	1992	Director

Henry Lowenstein, Ph.D(2)	52	2005	Director

William H.“Mo”Marumoto(2)(3)	71	2005	Director

G. Thomas Gamble(2)	45	2006	Director

Thomas J. Cunningham	64	1997	VP, CAO, Treasurer and
			Secretary, TVC, TVOG, and TVPC
			Director Select

Arthur M. Evans	58	2005	Chief Financial Officer

Joseph R. Kandle	64	1999	President, TVOG

Henry J. “Rick” Sandri	54	2005	President, Select

(1)- Member of Audit Committee
(2)- Member of Compensation Committee
(3)- Member of Nominating and Corporate Governance Committee

87

F. Lynn Blystone - 71	President and Chief Executive Officer of Tri-Valley Corporation and Tri-Valley Power Corporation, CEO of Tri-Valley Oil & Gas Company and Select Resources Corporation, which are three wholly owned subsidiaries of Tri-Valley Corporation - Bakersfield, California	1974

Mr. Blystone became president of Tri-Valley Corporation in October, 1981, and was nominally vice president from July to October, 1981. His background includes institution management, venture capital and various management functions for a mainline pipeline contractor including the Trans Alaska Pipeline Project. He has founded, run and sold companies in several fields including Learjet charter, commercial construction, municipal finance and land development. He is also president of a family corporation, Bandera Land Company, Inc., with real estate interests in Orange County California. A graduate of Whittier College, California, he did graduate work at George Williams College, Illinois in organization management. He gives full time to Tri-Valley and its subsidiaries.

Dennis P. Lockhart - 59	Director	1982

Mr. Lockhart is a professor of International Business at Georgetown University. He was previously Managing Partner of Zephyr Management L.P., an international private equity investment fund sponsor/manager headquartered in New York. He remains a partner in this firm. He is also (non-executive) Chairman of the Small Enterprise Assistance Funds (SEAF), a not-for-profit operator of emerging markets venture capital funds focused on the small and mid-sized company sector. He is a director of CapitalSource Inc. (NYSE) and SMELoan Asia/Maveo Systems (private, Hong Kong based). In 2002 and 2003 he was an Adjunct Professor at the Johns Hopkins University School of Advanced International Studies. From 1988 to 2001, he was President of Heller International Group Inc., a non-bank corporate and commercial finance company operating in 20 countries, and a director of the group’s parent, Heller Financial Inc. From 1971 to 1988 he held a variety of international and domestic positions at Citibank/Citicorp (now Citigroup) including assignments in Lebanon, Saudi Arabia, Greece, Iran and the bank’s Latin American group in New York. In 1999, he was Chairman of the Advisory Committee of the U.S. Export Import Bank. He is a graduate of Stanford University and The John Hopkins University School of Advanced International Studies. He also attended the Senior Executive Program at the Sloan School of Management, Massachusetts Institute of Technology. Mr. Lockhart is an independent member of our Board of Directors. Mr. Lockhart submitted his resignation from the board of directors effective March 1, 2007. Mr. Lockhart has been appointed the president and chief executive officer of the Federal Reserve Bank of Atlanta. As part of his new assignment, he was required to resign from his Board positions, including that of Tri-Valley, where he served for 25 years.

Milton J. Carlson - 76	Director	1985

Since 1989, Mr. Carlson has been a principal in Earthsong Corporation, which, in part, consults on environmental matters and performs environmental audits for government agencies and public and private concerns. Mr. Carlson attended the University of Colorado at Boulder and the University of Denver. Mr. Carlson is an independent member of our Board of Directors. His former career experience included being corporate secretary of Union Sugar, a unit of Sara Lee Corporation and chairman of the Energy End Users Committee of the California Manufacturers Association.

Loren J. Miller, CPA - 61	Director	1992

Mr. Miller has served in a treasury and other senior financial capacities at the Jankovich Company since 1994. Prior to that he served successively as vice president and chief financial officer of Hershey Oil Corporation from 1987 to 1990 and Mock Resources from 1991 to 1992. Prior to that he was vice president and general manager of Tosco Production Finance Corporation from 1975 to 1986 and was a senior auditor for the accounting firm of Touche Ross & Company from 1968 to 1973. He is experienced in exploration, production, product trading, refining and distribution as well as corporate finance. He holds a B.S. in accounting and a M.B.A. in finance from the University of Southern California. Mr. Miller is an independent member of our Board of Directors.

Henry Lowenstein, Ph.D - 52	Director	2005
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

William H. “Mo” Marumoto - 71	Director	2005
Mr. Marumoto has over 30 years experience in the executive and personnel search profession as chairman and chief executive officer of his own retained search firm, The Interface Group Ltd. Here he was named to the Global Top 200 Executive Recruiters and several other worldwide professional awards and recognitions, according to the company. He has 40 years experience in public, private and academic sectors. He worked for three years as presidential aide in the Nixon White House. Earlier he was assistant to the secretary of health, education and welfare. Mr. Marumoto has been part of boards of numerous organizations, colleges, public agencies and businesses. In 2002 he was appointed by President George W. Bush to the advisory committee of the John F. Kennedy Center for the Performing Arts. Mr. Marumoto serves as Chair of our Compensation committee and is an independent member of our Board of Directors.

G. Thomas Gamble - 45	Director	2006
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

Thomas J. Cunningham - 64	Secretary, Treasurer and Chief Administrative Officer of Tri-Valley Corporation, and its wholly owned subsidiaries, Tri-Valley Oil & Gas Company, Tri-Valley Power Corporation and Select Resources Corporation, Bakersfield, California	1997

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

87

Arthur M. Evans, CPA, CMA, CFM - 58	Chief Financial Officer of Tri-Valley Corporation, and its wholly owned subsidiaries, Tri-Valley Oil & Gas Company, Tri-Valley Power Corporation, Select Resources Corporation and Great Valley Production Services, Inc. Bakersfield, California	2005

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

Joseph R. Kandle - 64	President and Chief Operating Officer Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	1998

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

Henry J. Sandri - 54	President, Select Resources Corporation, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	2005

Henry J. "Rick" Sandri, Ph.D was promoted to president of Select Resources Corporation in December 2005 after joining the company in November 2004 as the executive vice president. Dr. Sandri has held mid- and senior-level positions in major mining and transportation companies as well as independent and consulting firms active in mining, transportation and utility operations in numerous countries. Dr. Sandri is a broadly seasoned mining industry executive with international experience in precious and base metals, gems and industrial minerals. Dr. Sandri holds a doctorate in mineral/energy economics and engineering minor from the Colorado School of Mines and undergraduate degrees in economics from American University and Georgetown University, both in Washington, D.C.

Audit Committee

The independent directors that serve on the audit committee are Loren J. Miller, Chair, Dennis P. Lockhart and Milton J. Carlson. The board of directors has determined that Loren J. Miller is considered to be the audit committee financial expert. Please see his biography above.

Personnel and Compensation Committee

The independent directors that serve on the personnel and compensation committee are William H. “Mo” Marumoto, Chair, Dr. Henry Lowenstein and G. Thomas Gamble as of year-end 2006.

87

Nominating and Corporate Goverance Committee

The independent directors that serve on the Nominating and Corporate Governance Committee are Milton Carlson, Chair, and William H. “Mo” Marumoto.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and must furnish the Company with copies of all such reports they file. Based solely on the information furnished to the Company, we believe that no person failed to file required Section 16(a) reports on a timely basis during 2006.

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers and employees. A copy of the code of ethics is incorporated by reference into this 10-K Report as an exhibit. The code is also posted on our website (www.tri-valleycorp.com).

ITEM 11 Executive Compensation

The following table summarizes the compensation of the executive officers of the Company and its subsidiaries for the fiscal year ended December 31, 2006, 2005, and 2004.

(a)	(b)	( c )	(d)	(e)	(f)	(g)

Name	Fiscal Year Ending	Salary	Bonus	Stock Awards (1)	Option Awards (2)	Company 401-K Contribution	Total Compensation

F. Lynn	12/31/06	$159,000	$0	$47,450	$0	$4,770	$211,220
Blystone, CEO	12/31/05	$159,000	$0	$38,900	$0	$2,782	$200,682
	12/31/04	$108,900	$25,000	$61,150	$0	$0	$195,050

Thomas	12/31/06	$130,833	$0	$0	$0	3,925	$134,758
Cunningham, CAO	12/31/05	$115,000	$0	$0	$0	$2,012	$117,012
	12/31/04	$ 99,000	$0	$0	$0	$0	$ 99,000

Arthur M.	12/31/06	$120,000	$0	$0	$56,550	$3,600	$180,150
Evans, CFO	12/31/05	$ 15,000	$0	$0	$34,000	$450	$ 49,450

Joseph Kandle,	12/31/06	$163,333	$0	$0	$0	$5,875	$169,208
Pres. TVOG	12/31/05	$150,000	$0	$0	$0	$2,625	$152,625
	12/31/04	$ 99,000	$0	$0	$0	$0	$ 99,000

Henry J. Sandri,	12/31/06	$150,000	$0	$0	$22,550	$4,500	$177,050
Pres. SRC	12/31/05	$144,250	$0	$0	$0	$2,625	$146,875
	12/31/04	$ 30,000	$0	$0	$0	$0	$ 30,000
(1)	Stock awards are valued at the closing market price on the date of issuance.
(2) Stock option awards are valued on the date of grant using the Black-Scholes model - see note 5 to the Consolidated Financial Statements in Item 8.

87

Employment Agreement with Our President

We have an employment agreement with F. Lynn Blystone, our President and Chief Executive Officer, which ended on December 31, 2006 and is pending extension until December 31, 2007, The terms of the expired contract were for a base salary amount of $159,000 per year plus 5,000 shares of our common stock at the end of each year of service. Mr. Blystone is also entitled to a bonus (not to exceed $25,000) equal to 10% of net operating cash flow before taxes, including interest income and excluding debt service. Mr. Blystone is also entitled to a bonus of 4% of the company's annual net after-tax income. The total of the bonuses from cash flow and net income may not exceed $50,000 per year, although the Board of Directors may authorize additional bonuses and compensation if it so desires. The employment agreement also provides a severance payment to Mr. Blystone if he is terminated within 12 months after a sale of control of Tri-Valley. The severance payment equals $150,000. For purposes of the severance provision, a sale of control is deemed to be the sale of ownership of 30% of the outstanding stock of Tri-Valley or the acquisition by one person of enough stock to appoint a majority of the board of directors of the company.

At the regular meeting of the board of directors March 3, 2007 the independent directors unanimously elected Mr. Blystone to the additional post of chairman of the board.

We carry key man life insurance of $500,000 on Mr. Blystone's life.

Employee Pension, Profit Sharing or Other Retirement Plans

During 2006, the Company established a 401-K program allowing for the deferral of employee income. The plan provides for the Company to contribute 3% of gross wages. For the year ended December 31, 2006 the Company contributed $54,096 to such plan.

REPORT OF THE COMPENSATION COMMITTEE
ON ANNUAL COMPENSATION OF EXECUTIVE OFFICERS

The Board’s Compensation Committee, currently composed of Messrs. William H. “Mo” Marumoto, Chair and Dr. Henry Lowenstein, administers the Company’s compensation plans, reviews and approves executive compensation and makes recommendations to the Board concerning such compensation and related matters. This report relates to the Compensation Committee’s policies for the Company’s executive officers, including the Named Executive Officers, for fiscal year 2006.

Compensation Discussion and Analysis

 Overview.   In fiscal year 2006, the Compensation Committee undertook a strategic review of the Company’s total officer compensation, which was performed in consultation with the Compensation Committee by a team comprised of representatives of the Company’s executive management, finance department and outside compensation consultants. This strategic review was initiated by the Compensation Committee in response to the Company’s long range business plan and involved an review of market benchmarks for competitive pay and benefits policies, the Company’s long range business plan and the Company’s culture and values. Based on this review, the Compensation Committee’s and the Company’s policies and goals for executive compensation include assuring that total executive compensation is:

•	competitive to attract and retain the best officer talent;

•	affordable to the Company and appropriately aligned with shareholder interests;

•	consistent with the Company’s long-range business plans;

•	designed to consider individual value and contribution to the Company’s success;

•	sensitive to, but not exclusively reliant upon, market benchmarks;

•	reasonably sensitive to the needs of the Company’s executive officers, as those needs change over time; and flexible with regard to the Company’s succession planning objectives.

The Compensation Committee expects to continue its review of total officer compensation in fiscal year 2007, which may lead to additional changes to the Company’s policies and overall approach to executive compensation. The Company has retained the Human Relations independent firm of Thomas See & Associated to assist in its review.

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

With respect to base salaries for fiscal year 2007, the Compensation Committee will continue to consider market benchmarks along with the Company’s other strategic goals for executive compensation.

We have an employment agreement with F. Lynn Blystone, our President and Chief Executive Officer, which expired on December 31, 2006. The Board of Directors plan on offering Mr. Blystone an extension to December 31, 2007. The terms of the expired contract were for a base salary amount of $159,000 per year plus 5,000 shares of our common stock at the end of each year of service. Mr. Blystone is also entitled to a bonus (not to exceed $25,000) equal to 10% of net operating cash flow before taxes, including interest income and excluding debt service. Mr. Blystone is also entitled to a bonus of 4% of the company's annual net after-tax income. The total of the bonuses from cash flow and net income may not exceed $50,000 per year. The employment agreement also provides a severance payment of $150,000 to Mr. Blystone if he is terminated within 12 months after a sale of control of Tri-Valley. For purposes of the severance provision, a sale of control is deemed to be the sale of ownership of 30% of the outstanding stock of Tri-Valley or the acquisition by one person of enough stock to appoint a majority of the board of directors of the company.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in Item 11 as required by Item 402(b) of Regulation S-K with management, and based on such review and discussion, it has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Section 162(m).    The Company believes that all compensation paid or payable to its executive officers covered under Section 162(m) of the Internal Revenue Code will qualify for deductibility under such Section.

Submitted by the Compensation Committee of the Board of Directors.

William H. “Mo” Marumoto, Chair
Dr. Henry Lowenstein
G. Thomas Gamble

87

Aggregated 2006 Option Exercises and Year-End Values

The following table summarizes the number and value of all unexercised stock options held by the Named Executive Officers and the Directors at the end of 2006.

( a )	(b)	(c)	(d)	(e)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY End Exercisable/Unexercisable	Value of Unexercised In The Money Options at FY End ($) Excercisable/ Unexercisable-

F. Lynn Blystone	68,750	$509,420	776,850/0	$6,338,381/0
Milton Carlson	23,000	$153,490	240,000/0	$1,944,600/0
Thomas J. Cunningham	0	0	523,000/0	$4,308,520/0
Arthur M. Evans	0	0	45,000/0	$18,250/0
G. Thomas Gamble	20,000	0	20,000/60,000	$62,800/ $188,400
Joseph R. Kandle	0	0	475,000/0	$3,952,000/0
Dennis P. Lockhart	0	0	270,000	$2,214,300/0
Henry Lowenstein			40,000/60000	$125,600/ $188,400
Loren J.Miller	0	0	0/0	$0/0
William H. “Mo” Marumoto			40,000/60000	$125,600/ $188,400
Henry J. Sandri	0	0	30,000/0	$76,750/0

*Based on a fair market value of $9.49 per share, which was the closing price of the Company's Common Stock on the American Stock Exchange on December 31, 2006

Option Grants During the Fiscal Year Ended December 31, 2006 to Named Executive Officers

The following table sets forth information regarding options for the purchase of shares granted during the fiscal year ended December 31, 2006 to the Named Executive Officers.

		% of Total		Market Value
	Number of Shares	Options Granted	Exercise Price	of Securities
	Underlying Options	to Employees	Per Share	Underlying	Expiration
Name	Granted(1)	in Fiscal Year	($/Security)	Options(2)	Date

Arthur Evans	5,000	4.2	$5.84	$18,250	10/2015

(1)	The options were granted August 15, 2006 and vested on December 31, 2006

(2)	Based on the difference between the exercise price per share and the market price of $9.49 per share as of December 31, 2006

87

Compensation of Directors

The Company compensates non-employee directors for their service on the board of directors.

The following table sets forth information regarding the compensation paid to outside directors in 2006.

(a)	(b)	(c)	(d)
Name	Fees	Restricted Shares (1)	Option Awards(2)	Cost to exercise Options (3)

Milton Carlson	$ 9,600	$18,740	-	-

G. Thomas Gamble	$ 6,000	$18,740	$122,500	$127,000

Dennis P. Lockhart	$ 9,100	$18,740	-	-

Dr. Henry Lowenstein	$ 6,000	$18,740	$221,000	$254,000

Loren J. Miller	$ 10,000	$18,740	-	-

William Marumoto	$ 6,000	$18,740	$221,000	$254,000

(1) Restricted shares earned during 2006 and issued January 3, 2007 when the market price of the Company’s stock was $9.37 per share.

(2) Stock option awards relate to the accounting expense for options vested in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment, which requires the expensing of equity stock awards.

(3) Cost to be paid by director to exercise stock option award based on the grant price of $6.35 per share.

ITEM 12 Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2006, there were 23,546,655 shares of the Company's common stock outstanding. The following persons were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock:

	Number of	Percent of
Name and Address	Shares	Total

F. Lynn Blystone P.O. Box 1105 Bakersfield, CA 93302	1,268,853(1)	5.2%

G. Thomas Gamble 1250 Church Street St. Helena, CA 94574	1,601,667(2)	6.8%

(1)	Includes 776,850 shares of stock Mr. Blystone has the right to acquire upon the exercise of options.
(2)	Includes 130,000 shares of stock Mr. Gamble has the right to acquire upon the exercise of warrants and options.

87

ITEM 12 Security Ownership of Certain Beneficial Owners and Management (continued)

The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 2006 by each director, by each of the executive officers named in Item 11, and by the executive officer named in Item 10 and directors as a group:

	Number of	Percent of
Directors and Executive Officers	Shares(1)	Total(2)

F. Lynn Blystone	1,268,853	5.2%

Milton J. Carlson	345,000	1.5%

Thomas J. Cunningham	540,000	2.2%

Arthur M. Evans	45,000	0.2%

G. Thomas Gamble	1,601,667	6.8%

Joseph R. Kandle	500,000	2.1%

Dennis P. Lockhart (3)	347,191	1.5%

Henry Lowenstein, Ph.D.	100,200	0.4%

William H. “Mo” Marumoto	100,000	0.4%

Loren J. Miller	308,800	1.3%

Henry J. Sandri	59,392	0.3%

Total group (all directors and
Executive officers - 11 persons)	5,211,103	19.9%

(1)
Includes shares which the listed shareholder has the right to acquire from options as follows: F. Lynn Blystone 776,850, Milton J. Carlson 240,000, Thomas J. Cunningham 523,000, Arthur M. Evans 45,000, G. Thomas Gamble 130,000, Joseph R. Kandle 475,000; Dennis P. Lockhart 270,000; Dr. Henry Lowenstein 100,000, William H. ”Mo” Marumoto 100,000, Henry J. Sandri 30,000

(2)
Based on total outstanding shares of 23,461,785 as of December 31, 2006. The persons named herein have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

(3)	In connection with his new employment, (see Note 12 (Subsequent Events) to the Consolidated Financial Statements in Item 8) Mr. Lockhart elected to exercise all of his stock options on March 1, 2007.

87

ITEM 13 Certain Relationships and Related Transactions

On March 21, 2006, a promissory note was issued to F. Lynn Blystone and Patricia L. Blystone in the amount of $150,000. Mr. Blystone is the Chairman, President and Chief Executive Officer of Tri-Valley Corporation. The note is to be paid on an interest only basis of 1.0% per month and to be paid in full on or before April 21, 2007. The note was secured by a six percent (6%) overriding royalty interest in the Temblor Valley production. The purpose was to provide interim funding for increased bonding requirements with the California Division of Oil, Gas and Geothermal Resources resulting from the acquisition of more wells by the Company. The note was paid in full in 2007.

ITEM 14 Principal Accountant Fees and Services

YEAR	AUDIT SERVICES	TAX SERVICES	AUDIT RELATED
2006	$ 85,417	$43,925	$28,177
2005	$106,082	$13,639	$12,986

All of our auditors were full time, permanent employees of the accounting firm auditing our financial statements.

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

87

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

10.10
Purchase and Sale Agreement between Trans-Western Materials, Inc. and Select Resources Corporation, Inc. dated July 18, 2006 and amendment dated October 13, 2006 and Closing Statement between Select Resources Corporation, Inc. and Trans-Western Materials, Inc. dated November 15, 2006.

10.11	Commercial Property Purchase Agreement between Jung Uk Byum and Select Resources Corporation, Inc. dated May 24, 2006 and amendment dated November 2, 2006.
14.1	Code of Business Conduct & Ethics, incorporated by reference to Exhibit14.1 of the Company’s Form 10-K filed with the SEC on March 31, 2005
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a)
31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. §1350.
32.2	Certification Pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2007	By:/s/ F. Lynn Blystone
F. Lynn Blystone
President, Chief Executive Officer and
Director

March 30, 2007	By:/s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:

March 30, 2007	By:/s/ Milton J. Carlson
Milton J. Carlson, Director

March 30, 2007	By:/s/ G. Thomas Gamble
G. Thomas Gamble, Director

March 30, 2007	By:/s/ Henry Lowenstein
Henry Lowenstein, Ph.D,Director

March 30, 2007	By/s/ William H. “Mo” Marumoto
William H. “Mo” Marumoto, Director

March 30, 2007	By:/s/ Loren J. Miller
Loren J. Miller, Director

87

Exhibit 21.1

Tri-Valley Corporation

Subsidiaries

The following are wholly owned subsidiaries of Tri-Valley Corporation:

Tri-Valley Oil and Gas Company, a California corporation

Tri-Valley Power Corporation, a Delaware corporation

Select Resources Corporation, Inc., a Delaware corporation

In the following two subsidiaries Tri-Valley Corporation has retained a 51% interest

Great Valley Production Services, LLC, a Delaware corporation

Great Valley Drilling Company, LLC, a Delaware corporation

87

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

Date: March 30, 2007	By:	/s/F. Lynn Blystone
F. Lynn Blystone, President and Chief Executive Officer

87

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

Date: March 30, 2007	By:	/s/Arthur M. Evans
Arthur M. Evans, Chief Financial Officer

87

Exhibit 32.1

Certification Pursuant to 18 U.S.C. § 1350

The undersigned officer certifies that this Annual Report on Form 10-K complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Date:	March 30, 2007
By:	F. Lynn Blystone
F. Lynn Blystone, Chief Executive Officer, Tri-Valley Corporation

87

Exhibit 32.2

Certification Pursuant to 18 U.S.C. § 1350

The undersigned officer certifies that this Annual Report on Form 10-K complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and the information contained in such report fairly represents, in all material respects, the financial condition and results of operations of the Company.

Date:	March 30, 2007
By:	Arthur M. Evans
Arthur M. Evans, Chief Financial Officer

87

Exhibit 10.10

PURCHASE AND SALE AGREEMENT

Between

TRANS-WESTERN MATERIALS, INC.

As Buyer

And

SELECT RESOURCES CORPORATION, INC.

As Seller

Dated as of July 18, 2006

87

PURCHASE AND SALE AGREEMENT

This PURCHASE AND SALE AGREEMENT (“Agreement”) is made as of July 18, 2006, by and between SELECT RESOURCES CORPORATION, INC., a Delaware corporation (“Seller”), and TRANS-WESTERN MATERIALS, INC., a Washington corporation (“Buyer”), with Buyer being the successor in interest to Trans-Western Materials, LLC. Buyer and Seller are individually referred to herein as a “Party” and collectively referred to herein as the “Parties”.

RECITALS

WHEREAS, on or about November 15, 2004, Seller and Buyer entered into a joint venture agreement (the “JV Agreement”);

WHEREAS, pursuant to the terms and conditions of the JV Agreement, the Seller and Buyer formed a limited liability company, Alpha Mineral and Chemical, LLC, which subsequently changed its name to Tri-Western Resources, LLC, a Delaware limited liability company (“TWR”). The Parties thereafter entered into that certain Limited Liability Company Agreement (the “LLC Operating Agreement”) in connection with TWR with an effective date of November 18, 2004;

WHEREAS, Buyer owns: (a) 5,000,000 Membership Units of TWR, which represents 50% of the entire membership interest in TWR, and (b) 50% of the ownership interest in the JV Agreement;

WHEREAS, Seller owns: (a) 5,000,000 Membership Units of TWR, which represents 50% of the entire membership interest in TWR, and (b) 50% of the ownership interest in the JV Agreement;

WHEREAS, Buyer desires to purchase, and Seller desires to sell, Seller’s entire interest in: (a) TWR and (b) the JV Agreement; and

WHEREAS, Buyer understands that the assets of TWR are in an “as-is, where is” condition with all faults and Seller is making, and shall make, no representations as to such assets.

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Parties agree as follows:

ARTICLE I
DEFINITIONS

Terms that are used herein but not defined have the meanings set forth in the LLC Operating Agreement, or if not so defined in the LLC Operating Agreement, in the JV Agreement. The following terms shall have the meanings set forth below:

“Agreement” has the meaning set forth in the introductory paragraph hereof.

“Aggrieved Party” has the meaning set forth in Section 13.03 hereof.

“Bill of Sale” has the meaning set forth in Section 4.02 hereof.

“Breaching Party” has the meaning set forth in Section 13.03 hereof.

“Buyer” has the meaning set forth in the introductory paragraph hereof.

“Buyer Related Documents” has the meaning set forth in Section 4.02(a)(ii) hereof.

“Casualty” has the meaning set forth in Section 8.04 hereof.

“Cinders Agreement” means that certain Cinders Agreement dated as of July 18, 2006, between SRC and TWM in connection with the Red Cinder Pit.

“Claim” has the meaning set forth in Section 12.03 hereof.

“Closing” has the meaning set forth in Section 4.01 hereof.

“Closing Date” has the meaning set forth in Section 4.01 hereof.

“Costs and Expenses” has the meaning set forth in Section 13.03 hereof.

“Deposit” has the meaning set forth in Section 3.03(a) hereof.

“Disclosure Schedule” means that certain Disclosure Schedule delivered by Seller to Buyer concurrently with the execution and delivery of this Agreement, a true and correct copy of which is attached to this Agreement as Schedule “A”, and shall be in form and substance mutually satisfactory to Seller and to Buyer.

“Environmental Laws” means all applicable laws, statutes, ordinances, rules, regulations, orders and final determinations of any governmental authority and all common law, pertaining to health or safety, pollution or protection of the environment, including without limitation to the Clean Air Act, the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Federal Water Pollution Control Act, the Resource Conservation and Recovery Act, the Safe Drinking Water Act, the Toxic Substances Control Act, the Oil Pollution Act, as amended, the National Environmental Policy Act, the California Porter-Cologne Water Quality Act, the California Safe Drinking Water and Toxic Enforcement Act of 1986 and any comparable or similar state or local laws, as all exist as of the time of the Closing and are thereafter amended.

“Environmental Matters” means all present and future claims, obligations or liabilities (contingent or otherwise and including, without limitation, liability for response costs, personal injury, property damage or natural resource damage) and matters arising from or relating to environmental, health and safety matters, including but not limited to the presence or alleged presence, disposal, release or threatened release of Hazardous Substances, all present or future violations of Environmental Law and all matters arising under CERCLA or any other Environmental Laws.

“Facilities” means all mines, plants and buildings in which TWR is conducting its business operations.

“Hazardous Substances” means any substance, pollutant, material or waste regulated pursuant to Environmental Laws.

“Indemnitee” has the meaning set forth in Section 12.03 hereof.

“Indemnitor” has the meaning set forth in Section 12.03 hereof.

“JV Agreement” has the meaning set forth in the first recital hereof.

“LLC Operating Agreement” has the meaning set forth in the second recital hereof.

“Member” has the meaning as defined in the LLC Operating Agreement.

“Mineral Inventory” means mined raw materials and processed raw materials prior to sale.

“Non-Competition Agreement” has the meaning set forth in Section 4.02(a)(v) hereof.

“Person” means an individual, proprietorship, trust, estate, personal representative, partnership, limited liability company, joint venture, association, company, corporation or other entity.

“Purchase Price” has the meaning set forth in Section 3.01 hereof.

“Purchase Price Adjustment” has the meaning set forth in Section 3.01 hereof.

“Red Cinder Pit” means that certain existing red cinder quarry located in the Southeast quadrant of Section 6, Township 11 North, Range 6 West, SBBM, Kern County, California.

“Seller” has the meaning set forth in the introductory paragraph hereof.

“Seller Related Documents” has the meaning set forth in Section 4.02(b)(ii) hereof.

“SRC Interest” has the meaning set forth in Section 2.02 hereof.

“SRC JV Interest” has the meaning set forth in Section 2.01(b) hereof.

“SRC Membership Units” has the meaning set forth in Section 2.01(a) hereof.

“SRC Promissory Note, Number 1” has the meaning set forth in Section 2.01(c) hereof.

“SRC Promissory Note(s), Number 2” has the meaning set forth in Section 2.01(d) hereof.

“Triggering Event” has the meaning set forth in Section 13.03 hereof.

“Tri-Valley” means Tri-Valley Corporation, a Delaware corporation.

“TWR” has the meaning set forth in the second recital hereof.

“TWR Assets” means (i) all equipment installed by TWR on or before the Closing Date, including, but not limited to, grinding, screening and storage equipment, furniture, fixtures, laboratory equipment, parts inventory, and to the extent completed, the basalt screening capital expansion project, (ii) all equipment, rolling stock, furniture, electronic equipment, fixtures, fuel and parts inventory owned or leased by TWR and located at the Boron mine site, (iii) all permits, bonds, mining rights and customer agreements, if any, held in the name of TWR on the Closing Date, (iv) equipment owned or leased by TWR and located at 220 Industrial Street, Bakersfield, California, and (v) Mineral Inventory.

“TWR Business Records” has the meaning set forth in Section 8.02 hereof.

ARTICLE II
THE ACQUISITION

2.01 Purchase and Sale of SRC Interest. Subject to and upon the terms and conditions hereof, Seller agrees to sell, transfer, assign, convey, set over and deliver to Buyer, and Buyer agrees to purchase and to acquire from Seller, for the price set forth in Section 3.01 hereof, at the Closing referred to in Article IV hereof, the following:

(a)  All of Seller’s membership interest in TWR (5,000,000 Membership Units) (“SRC Membership Units”);

(b)  All of Seller’s interest in the JV Agreement (50% interest) (“SRC JV Interest”);

(c)  Promissory Note (“SRC Promissory Note, Number 1”) payable by TWR to Seller in the original principal amount of $2,650,000.00 dated as of November 15, 2005; and

(d)  Promissory Note(s) (“SRC Promissory Note(s), Number 2”) payable by TWR to Seller for Support Services and Administration Fees pursuant to Section V(I)(l) of the Joint Venture Agreement and Article 5, paragraph 5.1.4 of the LLC Operating Agreement, the final amount of which shall be calculated to include principal and interest payable thereon as of the date of the Closing.

2.02 SRC Interest. The SRC Membership Units, the SRC JV Interest, the SRC Promissory Note, Number 1 and the SRC Promissory Note(s), Number 2 are hereinafter collectively referred to as the “SRC Interest”.

ARTICLE III
PURCHASE PRICE

3.01 Purchase Price. The total purchase price (“Purchase Price”) for the sale of the SRC Interest to Buyer shall be Nine Million United States Dollars (US$9,000,000), subject to adjustment as set forth in Section 3.02 below, and shall be paid by Buyer to Seller as described in Section 3.03 below.

3.02 Adjustments. The Purchase Price shall be increased by the cash amount advanced by Seller to TWR for capital and operating expenditures incurred and paid for in accordance with the terms of the LLC Agreement from May 1, 2006 until the Closing Date, to support the operations of TWR, up to a maximum amount (“Purchase Price Adjustment”) of Nine Hundred Seventy-Five Thousand United States Dollars (US$975,000) so long as the Closing occurs on or before August 31, 2006, and if the Closing occurs after August 31, 2006, the Purchase Price Adjustment will be increased by Ten Thousand United States Dollars (US$10,000) for each day that the Closing occurs after August 31, 2006, up to an including October 15, 2006, at which time this Agreement will terminate unless extended in writing by the Parties hereto.

3.03 Payment.

(a) Payment Prior to Closing. Buyer shall deposit non-refundable earnest monies (“Deposit”) in the amount of Five Thousand United States Dollars (US$5,000.00) into an escrow or trust account mutually agreed upon by Buyer and Seller concurrent with the execution of this Agreement. The Deposit will be applied to the Purchase Price. If the Closing is not completed, the Deposit funds will be paid to Seller, unless the failure to close is caused by a breach by Seller or by Buyer’s exercise of its right to terminate this Agreement pursuant to Section 13.01(b). The costs and expenses, if any, of any such escrow account or its administration, if any, shall be equally shared by the Buyer and Seller.

(b)  Payment at Closing. At Closing, Buyer shall be obligated to deliver to the Seller the sum of Eight Million Nine Hundred Ninety-Five Thousand United States Dollars (US$8,995,000) plus the amount of any adjustments as set forth in Section 3.02, by wire transfer to an account designated by Seller.

3.04 Payables. An estimate of the accounts payable balance at August 30, 2006, is $309,000.

ARTICLE IV
THE CLOSING

4.01 Place and Time. The closing of the transaction contemplated by this Agreement (“Closing”) shall occur when Seller is paid the Purchase Price. The Closing shall take place at the offices of Duane Morris, located at 633 West Fifth Street, Suite 4600, Los Angeles, California, at 10:00 a.m. local time, on or before August 18, 2006 (“Closing Date”). Said Closing Date shall, upon Buyer’s written request, be extended for a period not to exceed thirty (30) calendar days by payment in advance to Seller of Five Thousand United States Dollars (US$5,000). Thereafter, the Closing Date shall be extended again for an additional period not to exceed thirty (30) calendar days, but not beyond October 15, 2006, by payment in advance to Seller of Seven Thousand Five Hundred United States Dollars (US$7,500), or if such additional period is less than thirty days, for a pro-rata portion of such amount. If the Buyer exercises one or both of the two options described in the preceding sentence, each of such payments is a payment, not a deposit, and is not refundable, and shall not be applied towards the Purchase Price.

4.02 Deliveries at the Closing.

(a) Deliveries by Buyer. At the Closing, Buyer shall deliver or cause to be delivered to Seller:

(i) The Purchase Price. The payment of the Purchase Price as set forth in Article III above.

(ii) Resolutions of Buyer’s Board of Directors and Shareholders. A copy of the resolutions adopted by Buyer’s board of directors and Buyer’s shareholders, approving the transactions contemplated herein and the execution, delivery and performance of this Agreement and the other instruments and documents to be delivered by Buyer hereunder (collectively the “Buyer Related Documents”) certified by the Secretary or an Assistant Secretary of Buyer.

(iii) Mutual Release. A Mutual Release in substantially the form attached hereto as Exhibit “A” between Buyer, on the one hand, and Seller and Tri-Valley, on the other hand, executed by Buyer. A Mutual Release in substantially the form attached hereto as Exhibit “B” between each Shareholder of Buyer, on the one hand, and Seller and Tri-Valley, on the other hand, executed by each Shareholder of Buyer. A Mutual Release in substantially the form attached hereto as Exhibit “C” between TWR, on the one hand, and Seller and Tri-Valley, on the other hand, executed by TWR.

(iv) Assignment, Conveyance and Bill of Sale. Assignment, Conveyance and Bill of Sale in substantially the form attached hereto as Exhibit “D” (the “Bill of Sale”) between Seller and Buyer, executed by Buyer.

(v) Non-Competition Agreement. A Non-Competition Agreement in the substantially the form attached hereto as Exhibit “E” (the “Non-Competition Agreement”) between Buyer and Seller, executed by the Buyer.

(b) Deliveries By Seller. At the Closing, Seller shall deliver or cause to be delivered to Buyer:

(i) SRC Interest. The certificate, if any, representing the SRC Membership Units and the originals of the SRC Promissory Notes, together with a calculation of the accrued interest due thereon as of the date of the Closing.

(ii) Resolutions of Seller’s Board of Directors. Copy of resolutions adopted by Seller’s board of directors approving the transactions contemplated herein and the execution, delivery and performance of this Agreement and the other instruments and documents to be executed and delivered hereunder by Seller (collectively the “Seller Related Documents”), certified by its Secretary or an Assistant Secretary.

(iii) Mutual Release. A Mutual Release in substantially the form attached hereto as Exhibit “A” between Buyer, on the one hand, and Seller and Tri-Valley, on the other hand, executed by Seller and Tri-Valley. A Mutual Release in substantially the form attached hereto as Exhibit “B” between each Shareholder of Buyer, on the one hand, and Seller and Tri-Valley, on the other hand, executed by Seller and Tri-Valley. A Mutual Release in substantially the form attached hereto as Exhibit “C” between TWR, on the one hand, and Seller and Tri-Valley, on the other hand, executed by Seller and Tri-Valley.

(iv) Assignment, Conveyance and Bill of Sale. Bill of Sale in the substantially the form attached hereto as Exhibit “D” between Seller and Buyer, executed by Seller.

(v) Non-Competition Agreement. A Non-Competition Agreement between Buyer and Seller, executed by the Seller.

(vi) Resignations of Officers and Directors. The resignation in substantially the form attached hereto as Exhibit “F” of F. Lynn Blystone, Ian Chapman, Thomas J. Cunningham, David Oliver and Henry J. Sandri as Officers and Directors, as the case may be, of TWR.

ARTICLE V
EFFECT OF CLOSING

5.01 Termination of Seller’s Obligations. Upon the Closing of the transaction contemplated hereby, all obligations of Seller to TWR, Buyer, and/or shareholders of Buyer, or vice versa, shall terminate, including but not limited to, (a) any obligation arising from or in connection with JV Agreement and/or the LLC Operating Agreement or the business of TWR, (b) funding obligations, and (c) restrictions on pursuit of corporate opportunities.

5.02 Termination of TWR’s Obligations. Upon the Closing of the transaction contemplated hereby, all obligations of TWR to Seller shall terminate, including but not limited to, (a) arising from or in connection with JV Agreement and/or the LLC Operating Agreement or the business of TWR, and (b) any payments due to Seller under the JV Agreement or the LLC Operating Agreement for support services and administration fees, loans, or interest that arises or may arise from the terms and conditions set forth in the JV Agreement and/or the LLC Operating Agreement.

5.03 Resignation of Directors and Officers. On the Closing Date (and subject to the transactions contemplated by this Agreement actually Closing), any directors or officers of TWR appointed by Seller shall resign from TWR.

ARTICLE VI
REPRESENTATIONS AND WARRANTIES OF SELLER

Subject to the matters set forth in the Disclosure Schedule, Seller represents and warrants to Buyer that, as of the date of this Agreement and on the Closing Date:

6.01 Corporate Organization. Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and duly qualified to do business and in good standing under the laws of the State of each jurisdiction in which it engages in business. Seller has all necessary corporate power and authority sufficient to enable it to enter into, perform, and carry out the transactions contemplated by this Agreement. The execution, delivery and performance of this Agreement have been duly authorized by all necessary corporate action of Seller.

6.02 Authorizations. Except as disclosed on the Disclosure Schedule, no authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance of this Agreement by the Seller.

6.03 Certain Proceedings. There is no litigation or proceeding, in law or in equity, and there are no proceedings or governmental investigations before any commission or other administrative authority, pending against Seller with respect to the consummation of the transactions herein contemplated.

6.04 Brokers. Seller has not engaged any broker or finder in connection with the transaction contemplated herein.

6.05 Execution, Delivery, and Performance of Agreement. Neither the execution, delivery nor performance of this Agreement by Seller will, with or without the giving of notice or the passage of time, or both, conflict with, result in a default, right to accelerate or loss of rights under, or result in the creation of any lien, charge or encumbrance pursuant to, any provision of Seller’s articles of incorporation or bylaws or any franchise, mortgage, deed of trust, lease, license, agreement, understanding, law, rule, or regulation or any order, judgment or decree to which Seller is a party or by which Seller may be bound or affected. This Agreement has been duly executed and delivered by Seller and constitutes the legal, valid and binding obligation of Seller, enforceable against Seller in accordance with its terms, except as enforcement may be affected by bankruptcy, moratorium or similar laws for the benefit of creditors generally, and subject to the availability of equitable relief.

ARTICLE VII
REPRESENTATIONS AND WARRANTIES OF BUYER

Subject to the matters set forth in the Disclosure Schedule, Buyer represents and warrants to Seller that, as of the date of this Agreement and on the Closing Date:

7.01 Corporate Organization. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Washington and duly qualified to do business and in good standing under the laws of the State of each jurisdiction in which it engages in business. Buyer has all necessary corporate power and authority sufficient to enable it to enter into, perform, and carry out the transactions contemplated by this Agreement. The execution, delivery and performance of this Agreement have been duly authorized by all necessary corporate action of Buyer.

7.02 Authorizations. No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance of this Agreement by the Buyer.

7.03 Certain Proceedings. There is no litigation or proceeding, in law or in equity, and there are no proceedings or governmental investigations before any commission or other administrative authority, pending against Buyer with respect to the consummation of the transactions herein contemplated.

7.04 Brokers. Buyer has engaged an investment banker in connection with the transactions contemplated herein, and Buyer hereby agrees to indemnify and hold harmless Seller against the claims of any broker or finder or such investment banker or investor providing financing to Buyer.

7.05 Execution, Delivery and Performance of Agreement. Neither the execution, delivery nor performance of this Agreement by Buyer will, with or without the giving of notice or the passage of time, or both, conflict with, result in a default, right to accelerate or loss of rights under, or result in the creation of any lien, charge or encumbrance pursuant to, any provision of Buyer’s certificate of incorporation or bylaws or any franchise, mortgage, deed of trust, lease, license, agreement, understanding, law, rule or regulation or any order, judgment or decree to which Buyer is a party or by which Buyer may be bound or affected. This Agreement has been duly executed and delivered by Buyer and constitutes the legal, valid and binding obligation of Buyer, enforceable against Buyer in accordance with its terms, except as enforcement may be affected by bankruptcy, moratorium or similar laws for the benefit of creditors generally, and subject to the availability of equitable relief.

7.06 BUYER OR ITS AGENTS WILL CONDUCT SUCH DUE DILIGENCE AS IT DEEMS APPROPRIATE PRIOR TO CLOSING. BUYER IS NOT OBLIGATED TO CLOSE IF IT DETERMINES THAT THE DUE DILIGENCE UNCOVERS MATERIAL FACTS WHICH DIFFER WITH ITS UNDERSTANDING OR INTERPRETATION OF THIS AGREEMENT AND THAT IT BELIEVES WILL MATERIALLY IMPEDE THE BUSINESS OF TWR. HOWEVER, IF BUYER CHOOSES TO CLOSE, THEN BUYER UNDERSTANDS AND ACCEPTS THAT, EXCEPT AS EXPRESSLY SET FORTH IN THIS AGREEMENT, BUYER HEREBY ACKNOWLEDGES THAT THE ASSETS OF TWR ON AND AFTER THE CLOSING ARE IN AN “AS-IS” CONDITION, FREE OF ANY OTHER REPRESENTATIONS OR WARRANTIES BY SELLER, OF ANY KIND, TYPE OR NATURE, EXPRESS OR IMPLIED, INCLUDING, WITHOUT LIMITATION, ANY WARRANTIES AS TO ENVIRONMENTAL MATTERS OR HAZARDOUS SUBSTANCES.

ARTICLE VIII
ADDITIONAL COVENANTS
AND
ADDITIONAL REPRESENTATIONS AND WARRANTIES

8.01 Inspection of Facilities. At all reasonable times prior to Closing, Seller and Buyer will cause the officers and directors of TWR appointed by either to take any actions necessary to cause TWR to make the Facilities available for examination and inspection by Buyer, its agents and representatives. Buyer, as 50% owner of TWR, already has unlimited access to Facilities for inspection.

8.02 Inspection of Records. Prior to the Closing, Seller and Buyer will cause the officers and directors of TWR appointed by either to take any actions necessary to cause TWR to make available the respective books and records of TWR, including tax and financial records, with respect to all transactions and obligations of TWR, at its offices in Bakersfield, California, for inspection by the Buyer, or by its duly authorized representatives, for reasonable and necessary business purposes at all reasonable times during normal business hours. The right of inspection includes the right to make extracts or copies at the expense of the Buyer, if needed prior to Closing. Upon closing, Seller shall transfer to Buyer the originals of all TWR’s business records in the possession of Seller, of which Seller may keep copies, to include but not limited to correspondence files, board of director files, financial files, books and records, equipment warranties, if any, geological and environmental reports and records for the Monarch, Boron and Cantil properties and any and all governmental documents related to permitting (“TWR Business Records”).

8.03 Consummation of Transaction. Neither Buyer nor Seller shall intentionally perform any act which, if performed, or omit to perform any act which, if omitted to be performed, would prevent or excuse the performance of this Agreement by Buyer or Seller or which would result in any representation or warranty herein contained being untrue in any material respect.

8.04 Casualty Prior to Closing. If, prior to the Closing, any damage to or loss of any of any asset of TWR occurs due to fire, flood, riot, act of God or other casualty that is not covered by insurance or where the insurance carrier has not accepted liability (“Casualty”), Buyer, at its option, may elect to terminate this Agreement or proceed to Closing.

8.05 Conduct of Business Pending the Closing Date. From the date hereof until the Closing Date, TWR shall continue to operate in accordance with the JV Agreement and the LLC Operating Agreement.

8.06 Additional Representations and Warranties. Subject to the matters set forth on the Disclosure Schedule, Seller represents and warrants to Buyer to the best of Seller’s knowledge, and Buyer represents and warrants to Seller to the best of Buyer’s knowledge, each acting in their capacity as a Member of TWR, that, as of the date of this Agreement and on the Closing Date:

(a) Financial Statements; Debts and Encumbrances. TWR has delivered, or will, on or before July 24, 2006, deliver a financial statement dated as of June 30, 2006 to Seller and Buyer, a true and correct copy of which is, or will be, attached hereto as Exhibit “G”. TWR has advised Seller and Buyer that such financial statement has been prepared in conformity with generally accepted accounting principles and that, except as disclosed on the financial statement, TWR has no material liabilities, liens or encumbrances, contingent or otherwise, that exceed $10,000 as to a single item or $25,000 in the aggregate.

(b) Equipment List. TWR has delivered, or will, on or before July 24, 2006, deliver to Seller and Buyer a list of equipment of TWR, a true and correct copy of which is, or will be, attached hereto as Exhibit “H”, together with a designation as to “Owned” or “Leased,” the monthly debt or lease payment for each piece of such equipment, the remaining term and outstanding balance, if any, of any debt or lease thereon. With respect to Exhibit “H”, certain equipment listed thereon is located either at: (a) the Boron mine site, (b) the Red Cinder Pit, or (c) 220 Industrial Street, Bakersfield, California.

(c) Permits and Licenses. TWR has delivered, or will, on or before July 24, 2006, deliver to Seller and Buyer a list of permits and licenses held by TWR, a true and correct copy of which is, or will be, attached hereto as Exhibit “I”.

8.07 TWR Delivery of Items Set Forth In Section 8.06. Seller and Buyer understand that the items delivered or to be delivered by TWR to Seller and Buyer, which are described in Section 8.06 of this Agreement, are or will be delivered pursuant to the best knowledge of TWR.

8.08  Survival of Representations and Warranties. The representations and warranties of Seller set forth in Section 8.06 of this Agreement shall expire on the Closing Date.

ARTICLE IX
CONDITIONS PRECEDENT TO BUYER’S OBLIGATIONS

Each and every obligation of Buyer to be performed on the Closing Date shall be subject to the satisfaction prior thereto of the conditions set forth below, upon the non-fulfillment of which this Agreement may be terminated in accordance with Article XIII.

9.01 Representations and Warranties True at Closing. All representations and warranties made by Seller are true and correct in all material respects when given and on the Closing Date.

9.02 Performance of Covenants. Seller shall have performed and complied in all material respects with each and every covenant and agreement required by this Agreement to be performed or complied with by Seller prior to or on the Closing Date.

9.03 No Litigation. No suit or proceeding by a Person (who is not a Party hereto or an affiliate of a Party hereto) is pending before any court, administrative agency, governmental body or arbitration tribunal seeking to restrain, prohibit or restrict in any way the consummation of the transactions contemplated hereby, or to obtain damages or other relief in connection with this Agreement.

9.04 Corporate Authority. The execution, delivery and performance of this Agreement and the consummation of the transactions contemplated hereby shall have been approved by the by the Board of Directors of Seller and, if required by Buyer, the shareholders of Seller.

9.05 Schedules. The Schedules and Exhibits to this Agreement, which are required by this Agreement to be delivered to Buyer prior to Closing, shall have been delivered to Buyer in accordance with the terms and provisions hereof and shall be in form and substance mutually satisfactory to Seller and to Buyer.

9.06 Deliveries. Buyer shall have received the items to be delivered pursuant to Section 4.02(b).

ARTICLE X
CONDITIONS PRECEDENT TO SELLER’S OBLIGATIONS

Each and every obligation of Seller to be performed on the Closing Date shall be subject to the satisfaction prior thereto of the conditions set forth below, upon the non-fulfillment of which this Agreement may be terminated in accordance with Article XIII:

10.01 Representations and Warranties True at Closing. All representations and warranties made by Buyer in this Agreement are true and correct in all material respects when given and on the Closing Date.

10.02 Performance of Covenants. Buyer shall have performed and complied in all material respects with each and every covenant and agreement required by this Agreement to be performed or complied with by Buyer prior to or on the Closing Date.

10.03 No Litigation. No suit or proceeding by a Person (who is not a Party hereto or an affiliate of a Party hereto) is pending before any court, administrative agency, governmental body, or arbitration tribunal seeking to restrain, prohibit or restrict in any way the consummation of the transaction contemplated hereby or to obtain damages or other relief in connection with this Agreement.

10.04 Corporate Authority. The execution, delivery and performance of this Agreement and the consummation of the transaction contemplated hereby shall have been approved by the Board of Directors of Buyer and the shareholders of Buyer.

10.05 Schedules. The Schedules and Exhibits to this Agreement, which are required by this Agreement to be delivered to Seller prior to Closing, shall have been delivered to Seller in accordance with the terms and provisions hereof and shall be in form and substance mutually satisfactory to Seller and to Buyer.

10.06 Deliveries. Seller shall have received the items to be delivered pursuant to Section 4.02(a).

ARTICLE XI
TAX RETURN

11.01 Tax Return. Each of Buyer and Seller shall honor all reasonable requests of the other for access to information relating to TWR’s business operations in the possession of the other that will assist the requesting Party in preparation of a tax return relating to TWR’s business operations for which the requesting Party is responsible, or in the defense of such a return in the event of a subsequent audit.

ARTICLE XII
INDEMNIFICATION

12.01 Seller’s Indemnification Covenants. Seller shall indemnify, defend, and save and keep Buyer, its affiliates, their officers, directors, employees and agents, and their successors and assigns, harmless against and from all liability, demands, claims, actions or causes of action, assessments, penalties, costs, or expenses, including reasonable attorneys’ fees, sustained or incurred by Buyer, its affiliates, their officers, directors, employees or agents, or their successors or assigns:

(a) As a result of or arising out of or by virtue of any incorrect representation or breach of warranty made by Seller to Buyer in any closing document delivered to Buyer in connection herewith.

12.02 Buyer’s Indemnification Covenants. Buyer shall indemnify, defend, and save and keep Seller, its affiliates, their officers, directors, employees and agents, and their successors and assigns, harmless against and from all liability, demands, claims, actions or causes of action, assessments, penalties, costs, or expenses, including reasonable attorneys’ fees, sustained or incurred by Seller, its affiliates, their officers, directors, employees or agents, or their successors or assigns:

(a) As a result of or arising out of or by virtue of any incorrect representation or breach of warranty made by Buyer to Seller in any closing document delivered to Seller in connection herewith; or

(b) As a result of or arising out of or by virtue of Buyer’s ownership or control of the TWR business operations from and after the Closing Date including without limitation, any mining or reclamation activities or other operations of Buyer following the Closing Date which failed or allegedly failed to comply with the requirements of any contract, lease or permit or with the requirements of any federal, state or local law, rule or regulation; or

(c) As a result of or arising by virtue of any representation or warranty made to any third party by Buyer or any agent or representative of Buyer, arising from or related to any financing related to this Agreement or Buyer’s acquisition of the SRC Interest.

12.03 Notice of Indemnification. In the event any legal proceeding shall be instituted or any claim or demand shall be asserted for which payment may be sought by one Party hereto from the other Party under the provision of this Article XII (hereafter, “Claim”), the Party seeking indemnification (the “Indemnitee”) shall promptly cause written notice of the assertion of any such Claim of which it has knowledge and which is covered by this indemnity to be forwarded to the other Party (the “Indemnitor”). Any such notice shall state specifically the provision of this Agreement with respect to which the Claim is made, the facts giving rise to such Claim, and the amount of the liability asserted against the Indemnitor by reason of the Claim.

12.04 Indemnification Procedure for Third-Party Claims. In the event of the initiation of any legal proceeding against an Indemnitee by a third party, the Indemnitor shall have the absolute right after the receipt of notice, at its option and at its own expense, to engage counsel of its choice and to defend against, negotiate, settle (but not without the prior consent of Indemnitee which consent as it relates solely to monetary damages shall not be unreasonably withheld) or otherwise deal with any proceeding, claim, or demand which relates to any loss, liability, or damage indemnified against hereunder, and the Indemnitee shall cooperate fully with the Indemnitor.

ARTICLE XIII
TERMINATION

13.01 Methods of Termination. Anything contained in this Agreement to the contrary notwithstanding, this Agreement may be terminated at any time prior to the Closing Date as follows:

(a) By Mutual Consent. By mutual written consent of the Parties;

(b) By Buyer Because of Conditions Precedent. By Buyer, if any condition set forth in Article IX of this Agreement has not been met or waived in writing as of the Closing Date, but such termination shall be in addition to and not by way of limitation of its rights and remedies at law and/or in equity; or

(c) By Seller Because of Conditions Precedent. By Seller, if any condition set forth in Article X of this Agreement has not been met or waived in writing as of the Closing Date, but such termination shall be in addition to and not by way of limitation of its rights and remedies at law and/or in equity.

(d) By Seller Upon Failure to Tender Deposit or Extension Payment. By Seller, if Buyer fails to tender the Deposit into escrow as required by Section 3.03(a) or if Buyer fails to pay the amount stated in Section 4.01 to extend the Closing Date.

(e) Termination for Cause. By a Party, for a violation by the other Party of Section 2(e) of the Cinders Agreement (after receipt of written notice and a five (5) day opportunity to cure such violation).

13.02 Expiration Date. Unless the Closing shall have been held on or before the Closing Date, as such date may be extended as provided for in Section 4.01, this Agreement shall terminate at 5:00 p.m. on August 18, 2006.

13.03  Effect of Termination. If this Agreement expires or is terminated pursuant to its terms or for any other reason, neither Party hereto shall have any claim against the other and shall not be entitled to recover from the other party its costs and expenses (“Costs and Expenses”) of any type, incurring with or arising out of the transactions contemplated by this Agreement, including payments by a Party to lawyers, accountants, brokers, or investment bankers; provided however, that if this Agreement is terminated by Seller for reasons other than as provided under Sections 13.01(c), Section 13.01(d) or 13.01(e), Buyer shall, as its sole and exclusive remedy, have the right to seek specific performance on the part of Seller. An integral part of the understanding between the Parties and part of the consideration between the Parties for entering into this Agreement is that if this Agreement fails to close for any reason, including termination of this Agreement by either Party, or as a consequence of an alleged breach of any Party, neither Party shall recover from nor shall be allowed to seek to recover from the other Party any damages or alleged damages nor any Costs and Expenses of any type from the other Party and each Party affirmatively waives the right to seek from the other Party such damages or such Costs and Expenses.

ARTICLE XIV
EXCLUDED ASSETS

14.01  Excluded Assets. The Parties acknowledge and understand that the following are not assets of TWR and shall not be assets of TWR following the Closing. Rather, such assets are and shall remain the sole property of Seller, free and clear of any claim by Buyer or TWR.

(a)  The Admiral Calder Quarry located in the State of Alaska; and

(b)  The buildings and land located at 220 Industrial Street, Bakersfield, California.

ARTICLE XV
MISCELLANEOUS

15.01 Rules of Construction. In this Agreement, unless otherwise indicated, the singular includes the plural and plural the singular; words importing any gender include the other gender; references to statutes or regulations are to be construed as including all statutory or regulatory provisions consolidating, amending or replacing the statute or regulation referred to; references to “writing” include printing, typing, lithography and other means of reproducing words in a tangible visible form; the words “including,” “includes” and “include” shall be deemed to be followed in each instance by the words “without limitation”; references to articles, sections (or subdivisions of sections), exhibits, annexes or schedules are to this Agreement; references to agreements and other contractual instruments shall be deemed to include all subsequent amendments, extensions and other modifications to such agreements or instruments (without, however, limiting any stated prohibition on any such amendments, extensions and other modifications by the terms of this Agreement); and references to Persons include their respective permitted successors and assigns and, in the case of government authorities, Persons succeeding to their respective functions and capacities.

15.02 Expenses. Each Party shall pay its own expenses (including legal and accounting costs and expenses) in connection with the negotiation, preparation and consummation of this Agreement.

15.03 Governing Law. All questions concerning the construction, interpretation, validity and enforcement of this Agreement shall be governed, construed and enforced by the laws of the State of California without giving effect to any choice or conflict of law provisions or rules (whether in the State of California or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of California.

15.04 Submission to Jurisdiction. Any legal action or proceeding with respect to this Agreement (or any other document executed in connection with the transactions contemplated herein) or any of the rights or interests of the Parties hereunder shall be brought in the courts of the State of California located in the County of Kern and, by execution and delivery of this Agreement, the Parties hereby accept for themselves and in respect of their property, generally and unconditionally, the jurisdiction and venue of the aforesaid court(s). Each Party hereby irrevocably waives, in connection with any action or proceeding, any objection, including, without limitation, any objection to venue based on grounds of forum non conveniens, which it may now or hereafter have to the bringing of any action or proceeding in the aforesaid jurisdiction and venue. Each Party hereby irrevocably consents to the service of process of the aforementioned court(s) in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to it at its address as set forth herein.

15.05 Headings. Article and Section headings used in this Agreement are for convenience only and shall not affect the meaning or construction of this Agreement.

15.06 Notices and Addresses. Any notices required or permitted under this Agreement shall be in writing and shall be deemed to have been given: (i) on the date of delivery, if personally delivered to the Party to whom notice is to be given; (ii) one (1) business day after mailing, if sent via overnight mail by a nationally recognized overnight delivery service, or if sent via email to the email address provided by a Party hereunder to the other for purposes of notice under this Agreement, or if sent by facsimile to a Party at the facsimile number provided below; or (iii) five (5) business days after mailing, if mailed to the Party to whom notice is to be given, by registered or certified mail, return receipt requested, postage prepaid, and addressed as follows.

If to Seller to:

Select Resources Corporation, Inc.
Attention:  Chairman and Chief Executive Officer
4550 California Avenue, Suite 600
Bakersfield, California 93309
Facsimile: 661-864-0600
lynn@selectresources.us

with a copy to:

Luna & Glushon
Attention: Dennis R. Luna, Esq.
1801 Century Park East, Suite 2400
Los Angeles, California 9067-2326
Facsimile: 310-556-0444
dluna@lunaglushon.com

If to Buyer to:

Trans-Western Materials, Inc.
Attention:  Mr. Marshall W. Pettit
5555 Business Park South, Suite 200
Bakersfield, California 93309
Facsimile: 661-327-1394
twmaterials@aol.com

with a copy to:

Duane Morris LLP
Attention: Joel N. Ephross, Esq.
Charles E. Harrell, Esq.
3200 Southwest Freeway, Suite 3150
Houston, Texas 77027
Facsimile: 713-402-3901
jneprhoss@duanemorris.com

Either Party may specify: (i) as its proper address any other street address within the continental limits of the United States or (ii) its email address, or (iii) its facsimile number, by giving notice to the other Party, in the manner provided in this Section, at least ten (10) days prior to the effective date of such change of address or email address or facsimile number.

15.07 No Assignment. This Agreement shall not be assignable by either Party.

15.08 Final Agreement; Entire Agreement. This Agreement is the final agreement between the Parties and constitutes the entire agreement between them with respect to the subject hereof. This Agreement supersedes all prior agreements and understandings, written or oral, whether signed or unsigned, with respect to the subject matter hereof, including, but not limited to, that certain letter dated April 21, 2006 which discusses Buyer’s purchase of the SRC Interest.

15.09 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be considered an original, and all of which shall constitute one and the same instrument.

15.10 Amendment. This Agreement may be amended only by an instrument in writing signed by or on behalf of each of the Parties hereto.

15.11 Public Announcements. The Parties hereto agree that neither Party will make any public announcement or statement with respect to the transaction contemplated by this Agreement without first consulting with the other Party hereto so as to agree upon the text of any public announcement or statement to be made. Nothing contained in this paragraph shall be construed to require either Party to obtain approval of the other Party hereto to disclose information with respect to the transaction contemplated by this Agreement to any state or federal governmental authority or agency to the extent required by applicable law or by any applicable rules, regulations or orders of any governmental authority or agency having jurisdiction or necessary to comply with disclosure requirements of any stock exchange having jurisdiction over the disclosing Party.

15.12 Further Assurances. After the Closing each of the Parties will execute, acknowledge and deliver to the other such further instruments, and take such other action, as may be reasonably requested in order to assure more effectively to said Party all of the respective properties, rights, titles, interests, estates, and privileges intended to be assigned, delivered or inuring to the benefit of such Party in consummation of the transactions contemplated hereby.

15.13 Arbitration. In the event of breach by either Party of this agreement of any material term of this Agreement or in the event of a dispute arising under this Agreement, the parties agree to submit the controversy between the parties to binding arbitration in Kern County, California, under the commercial arbitration rules then existing of JAMS or its successor. Any award or decision obtained from any such arbitration proceeding shall be final and binding upon the parties, and the judgment upon any award thus obtained may be rendered in any court having jurisdiction thereof. No action at law or in equity based upon any claim arising out of or related to this Agreement shall be instituted in any court by either Party to this Agreement, except (i) to obtain preliminary injunctive relief or other temporary relief, (ii) an action to compel arbitration pursuant to this section, or (iii) an action to enforce any award obtained in an arbitration proceeding in accordance with this section. The award revenues by the arbitrator or arbitrators shall be final and judgment may be entered upon it in any court having jurisdiction thereof. The prevailing Party shall be entitled to recover its reasonable attorneys’ fees, costs and expenses in any arbitration between the Parties.

15.14 Schedules and Exhibits. All Schedules and Exhibits hereto which are referred to herein are hereby made a part hereof and incorporated herein by reference.

15.15 Conflict with Exhibits. To the extent there is a conflict between this Agreement and the documents attached hereto as Exhibits, this Agreement shall prevail.

15.16 Non-Waiver and Other Miscellaneous Matters. No delay on the part of Seller or Buyer in the exercise of any right, power or remedy shall operate as a waiver thereof, nor shall any single or partial exercise by Seller or Buyer of any right, power or remedy preclude other or further exercise thereof, or the exercise of any other right, power or remedy. No amendment, modification, or waiver or consent with respect to, any provision of this Agreement shall in any event be effective unless the same shall be in writing and signed and delivered by Seller and Buyer, and then any such amendment, modification, waiver or consent shall be effective only in the specific instance and for the specific purpose for which given. Consummation of the transaction contemplated herein shall not be deemed a waiver or a breach of any representation, warranty or covenant or of any Party’s rights and remedies with regard thereto. No specific representation, warranty or covenant shall limit the generality or applicability of a more general representation, warranty or covenant. A breach of any representation, warranty or covenant shall not be affected by the fact that a more general representation, warranty or covenant was not also breached.

[Signatures Follow]

--
PURCHASE AND SALE AGREEMENT
TRANS-WESTERN MATERIALS, INC.
SELECT RESOURCES CORPORATION, INC.
JULY 18, 2006

IN WITNESS WHEREOF, the Parties have executed this Agreement as of the date first above written.

SELLER:

SELECT RESOURCES CORPORATION, INC.

By: _____________________________
Name: F. Lynn Blystone
Title:  Chairman and Chief Executive Officer

BUYER:

TRANS-WESTERN MATERIALS, INC.

By: _____________________________
Name:  Marshall W. Pettit
Title:  President

PURCHASE AND SALE AGREEMENT
TRANS-WESTERN MATERIALS, INC.
SELECT RESOURCES CORPORATION, INC.
JULY 18, 2006

LIST OF SCHEDULE AND EXHIBITS

To
Purchase and Sale Agreement

Schedule:

Schedule “A”:  Disclosure Schedule

Exhibits:

Exhibit “A”:  Mutual Release between Buyer, on the one hand, and Seller and Tri-Valley, on the other hand

Exhibit “B”: Mutual Release between each Shareholder of Buyer, on the one hand, and Seller and Tri-Valley, on the other hand
Exhibit “C”: Mutual Release between TWR, on the one hand, and Seller and Tri-Valley, on the other hand

Exhibit “D”:  Assignment, Conveyance and Bill of Sale

Exhibit “E”  Non-Competition Agreement

Exhibit “F”  Form of Resignation

Exhibit “G”:  Financial Statement

Exhibit “H”:  Equipment List

Exhibit “I”:  Permit List

PURCHASE AND SALE AGREEMENT
TRANS-WESTERN MATERIALS, INC.
SELECT RESOURCES CORPORATION, INC.
JULY 18, 2006

Schedule A

Disclosure Schedule

Follows This Page

Exhibit “A”

Mutual Release
Between
Buyer
and
Seller and Tri-Valley

Follows This Page

MUTUAL RELEASE
THIS MUTUAL RELEASE (“Agreement” or “Release”) is made and entered into as of _____ _, 2006, by and between SELECT RESOURCES CORPORATION, INC., a Delaware corporation (“Select”), and TRI-VALLEY CORPORATION, a Delaware corporation (“Tri-Valley”) (Select and Tri-Valley collectively the “Select Entities”), on the one hand, and Trans-Western Materials, Inc., a Washington corporation, as successor to Trans-Western Material, LLC, (“TWM”), on the other hand.

R E C I T A L S

WHEREAS, on or about November 15, 2004, Select and TWM entered into a joint venture agreement (the “JV Agreement”). Pursuant to the terms and conditions of the JV Agreement, Select and TWM formed a limited liability company, Alpha Mineral and Chemical, LLC, which subsequently changed its name to Tri-Western Resources, LLC, a Delaware limited liability company (“Tri-Western”). With respect to Tri-Western, Select and TWM thereafter entered into that certain Limited Liability Company Agreement (the “LLC Operating Agreement”) with an effective date of November 18, 2004;

WHEREAS, Select and TWM have entered into that certain Purchase and Sale Agreement, dated July _, 2006 (“PSA”), pursuant to which Select will sell its interest in Tri-Western and the JV Agreement to TWM; and

WHEREAS, the parties wish to enter into this Release in order to satisfy a condition to closing specified by the PSA.

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1. Select Entities Release. Except for obligations or liabilities under this Release and the PSA and the Exhibits thereto, the Select Entities, for themselves, and (if legally permitted, then to the fullest extent so permitted and enforceable at law), on behalf of their respective directors, officers, equity holders, subsidiaries, affiliates, employees, agents, representatives, attorneys, accountants, successors, and assigns, and derivatively on behalf of its creditors (all of the foregoing, including the Select Entities, being referred to herein as the “Select Parties”), hereby waive, discharge and release and agree not to sue or assert any claim based upon any and all claims and rights that the Select Parties have against TWM and its respective directors, officers, equity holders, subsidiaries, affiliates, employees, agents, representatives, attorneys, accountants, successors, and assigns (all of the foregoing, including TWM, being referred to herein as the “TWM Parties”) known or unknown, from the beginning of the world to the date hereof, in any way directly or indirectly related to or arising in connection with the JV Agreement and the LLC Operating Agreement, including, but not limited to, any and all claims and rights relating to the conduct and financing of the Tri-Western’s business, actions and inaction of the Tri-Western’s directors and officers (including, but not limited to, directors and/or officers affiliated with or appointed by the TWM Parties), and actions and inaction of the TWM Parties.

2. Releases By the TWM Parties. Except for obligations or liabilities under this Release and the PSA and the Exhibits thereto, TWM, for itself, and (if legally permitted, then to the fullest extent so permitted and enforceable at law) on behalf of TWM’s directors, officers, equity holders, subsidiaries, affiliates, employees, agents, representatives, attorneys, accountants, successors, and assigns (all of the foregoing, including TWM, being referred to herein as the “TWM Parties”), hereby waive, discharge and release and agree not to sue or assert any claim based upon any and all claims and rights that the TWM Parties have against the Select Parties, known or unknown, from the beginning of the world to the date hereof, in any way directly or indirectly related to or arising in connection with the JV Agreement and the LLC Operating Agreement, including, but not limited to, any and all claims and rights relating to the conduct and financing of Tri-Western’s business, actions and inaction of Tri-Western’s directors and officers (including, but not limited to, directors and/or officers affiliated with or appointed by the Select Parties), and actions and inaction of the Select Parties or Tri-Western.

3. Representations and Warranties

3.1 TWM represents and warrants that (i) it has the power and authority to enter into to this Agreement and to perform the obligations hereunder; (ii) it is in good standing under all applicable laws of the jurisdiction in which it was organized; (iii) it has duly executed and delivered this Agreement; and (iv) its execution, delivery and performance of this Agreement does not conflict with any other material agreements or arrangements to which TWM is a party.

3.2 Tri-Valley represents and warrants that (i) it has the power and authority to enter into to this Agreement and to perform the obligations hereunder; (ii) it is in good standing under all applicable laws of the jurisdiction in which it was organized; (iii) it has duly executed and delivered this Agreement; and (iv) its execution, delivery and performance of this Agreement does not conflict with any other material agreements or arrangements to which Tri-Valley is a party.

3.3 Select represents and warrants that (i) it has the power and authority to enter into to this Agreement and to perform the obligations hereunder; (ii) it is in good standing under all applicable laws of the jurisdiction in which it was organized; (iii) it has duly executed and delivered this Agreement; and (iv) its execution, delivery and performance of this Agreement does not conflict with any other material agreements or arrangements to which Select is a party.

4. Waiver of Unknown Claims. In connection with the foregoing waivers and releases, the Select Entities and TWM respectively acknowledge that they are familiar with and have been advised by their respective legal counsel of the provisions of California Civil Code Section 1542, which provides as follows:

A general release does not extend to claims which the creditor does not know or suspect to exist in his or her favor at the time of executing the release, which if known by him or her must have materially affected his or her settlement with the debtor.

Being aware of said Code section, the Select Entities and TWM each respectively waive any rights they may have thereunder, as well as any other statutes or common law principles of similar effect.

5. No Prior Transfers. Each of the parties hereto represents and warrants to the other that it has not assigned or transferred any right, title, or interest in or to any claim which either of them may have against the other, and each agrees to hold the other harmless from any liability, claims, demands, damages, costs, expenses and attorneys’ fees incurred by the other as a result of any person or entity asserting any such assignment or transfer. To the extent that the release granted by an individual Select Party or TWM Party is held to be unenforceable against that individual party, the releases in favor of that party shall also be unenforceable so that only those parties on behalf of whom an enforceable release is granted hereunder shall be entitled to claim the benefit of a release. Furthermore, in the event that any Select Party brings a legal action in which it contends that it is not bound by a release granted on its behalf (“Objecting Select Party”), the TWM Parties may elect to be relieved of the releases granted by them as to the Objecting Select Party; and in the event that any TWM Party brings a legal action in which it contends that it is not bound by a release granted on its behalf (“Objecting TWM Party”), the Select Parties may elect to be relieved of the releases granted by them as to the Objecting TWM Party.

6. Purpose. This Release is entered into by the parties hereto solely for the purpose of releasing and settling the matters that might give rise to disputes. It does not constitute, nor shall it be construed as, an admission by any of the parties hereto of the truth or validity of any claims that might be asserted. Other than as expressly set forth herein or in the PSA and the documents executed in connection therewith, there have been no representations inducing the parties to enter into this Release.

7. Miscellaneous.

7.1 Rules of Construction. In this Agreement, unless otherwise indicated, the singular includes the plural and plural the singular; words importing any gender include the other gender; references to statutes or regulations are to be construed as including all statutory or regulatory provisions consolidating, amending or replacing the statute or regulation referred to; references to "writing" include printing, typing, lithography and other means of reproducing words in a tangible visible form; the words "including," "includes" and "include" shall be deemed to be followed in each instance by the words "without limitation"; references to articles, sections (or subdivisions of sections), exhibits, annexes or schedules are to this Agreement; references to agreements and other contractual instruments shall be deemed to include all subsequent amendments, extensions and other modifications to such agreements or instruments (without, however, limiting any stated prohibition on any such amendments, extensions and other modifications by the terms of this Agreement); and references to Persons include their respective permitted successors and assigns and, in the case of government authorities, Persons succeeding to their respective functions and capacities.

7.2 Expenses. Each party shall pay its own expenses (including legal and accounting costs and expenses) in connection with the negotiation, preparation and consummation of this Agreement.

7.3 Governing Law. All questions concerning the construction, interpretation, validity and enforcement of this Agreement shall be governed, construed and enforced by the laws of the State of California without giving effect to any choice or conflict of law provisions or rules (whether in the State of California or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of California.

7.4 Submission to Jurisdiction. Any legal action or proceeding with respect to this Agreement or any of the rights or interests of the parties hereunder shall be brought in the courts of the State of California located in the County of Kern and, by execution and delivery of this Agreement, the parties hereby accept for themselves and in respect of their property, generally and unconditionally, the jurisdiction and venue of the aforesaid court(s). Each party hereby irrevocably waives, in connection with any action or proceeding, any objection, including, without limitation, any objection to venue based on grounds of forum non conveniens, which it may now or hereafter have to the bringing of any action or proceeding in the aforesaid jurisdiction and venue. Each party hereby irrevocably consents to the service of process of the aforementioned court(s) in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to it at its address as set forth herein.

7.5 Headings. Section headings used in this Agreement are for convenience only and shall not affect the meaning or construction of this Agreement.

7.6 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be considered an original, and all of which shall constitute one and the same instrument.

7.7 Amendment. This Agreement may be amended only by an instrument in writing signed by or on behalf of each of the parties hereto.

7.8 Confidentiality and Nondisparagement. Each of the parties to this Agreement agrees that it will keep the terms and conditions of this Agreement, and the content of any negotiations, communications, or transactions effected in connection with or in furtherance of this Agreement (the “Information”), confidential, and it will not disclose any such Information to any person (other than by a party to its agents, employees, or investors as required for the conduct of its business) except with the prior written consent of each non-disclosing party or as and to the extent (a) required by applicable law or court process, or (b) required pursuant to a change of control, a merger or a sale of substantially all of the assets or outstanding stock of a party.  The confidentiality provisions of this Section 7.8 shall not apply to Information which is or becomes generally available to the public other than as a result of a violation of this Section 7.8.  In the event that a party is required by applicable law or court process to disclose this Agreement, its terms or any other part of the Information, such party shall, to the extent that such party may lawfully do so, give the other parties such notice as is reasonably practical and shall give each other party a reasonable opportunity to interpose an objection or obtain a protective order preventing, limiting or restricting the disclosure, or requiring that the Information be used only for the purposes for which the order was issued, or another appropriate remedy.  Each of the parties, for itself and its officers and directors, agrees not to disparage or demean the other parties or the other parties' officers, directors, employees, or shareholders orally or in writing, publicly or privately, in any manner likely to be harmful to them or their business reputation or personal reputation; provided, however, that each of the parties shall respond accurately and fully to any question, inquiry or request for Information when required by law or legal process. The parties hereto agree that neither party will make any public announcement or statement with respect to the transaction contemplated by this Agreement without first consulting with the other party hereto so as to agree upon the text of any public announcement or statement to be made. Nothing contained in this paragraph shall be construed to require either party to obtain approval of the other party hereto to disclose information with respect to the transaction contemplated by this Agreement to any state or federal governmental authority or agency to the extent required by applicable law or by any applicable rules, regulations or orders of any governmental authority or agency having jurisdiction or necessary to comply with disclosure requirements of any stock exchange having jurisdiction over the disclosing party.

7.9 Successors. This Agreement shall inure to the benefit of and be binding upon the successors, executors, administrators and assigns of the parties hereto.

7.10 Counterparts. This Agreement may be executed in two or more counterparts, and when counterparts are executed by all parties each counterpart shall be deemed an original, but all of which shall constitute one and the same instrument.

7.11 Facsimile Signatures. Facsimile signatures shall be legally binding on each of the parties and shall be as effective as if original signatures had been affixed.

7.12. Integration. The parties represent that they have read this Agreement and know and understand its contents. The parties understand and expressly agree that they have entered into this Agreement freely and voluntarily and that no oral or written representations or promises of any kind, unless specifically contained in this Agreement, have been made or relied upon by any of the parties. The parties acknowledge that they have had the benefit of the advice of legal counsel before executing this Agreement.

[Signatures Follow]

--
RELEASE
SELECT ENTITIES
TWM
_____ ___, 2006

IN WITNESS WHEREOF, the parties hereto have executed this Mutual Release as of the date first above stated.

SELECT ENTITIES:

SELECT RESOURCES CORPORATION, INC.

By:  ________________________
Name:
Title:

TRI-VALLEY CORPORATION

By:  ________________________
Name:
Title:

TWM:

TRANS-WESTERN MATERIALS, INC.

By:  ________________________
Marshall W. Pettit
President

RELEASE
SELECT ENTITIES
TWM
JULY ___, 2006

Exhibit “B”

Mutual Release
Between
Buyer’s Shareholders
And
Seller and Tri-Valley

Follows This Page

MUTUAL RELEASE
THIS MUTUAL RELEASE (“Agreement” or “Release”) is made and entered into as of _____ _, 2006, by and between SELECT RESOURCES CORPORATION, INC., a Delaware corporation (“Select”), and TRI-VALLEY CORPORATION, a Delaware corporation (“Tri-Valley”) (Select and Tri-Valley collectively the “Select Entities”), on the one hand, and the persons or entities on the signature pages hereof following the caption Undersigned Shareholders (individually and collectively herein the “Undersigned Shareholders”), on the other hand.

R E C I T A L S

WHEREAS, on or about November 15, 2004, Select and Trans-Western Materials, Inc. (“TWM”) entered into a joint venture agreement (the “JV Agreement”). Pursuant to the terms and conditions of the JV Agreement, Select and TWM formed a limited liability company, Alpha Mineral and Chemical, LLC, which subsequently changed its name to Tri-Western Resources, LLC, a Delaware limited liability company (“Tri-Western”). Select and TWM thereafter entered into that certain Limited Liability Company Agreement (the “LLC Operating Agreement”) in connection with Tri-Western with an effective date of November 18, 2004;

WHEREAS, Select and TWM have entered into that certain Purchase and Sale Agreement, dated July _, 2006 (“PSA”), pursuant to which Select will sell its interest in Tri-Western and the JV Agreement to TWM; and

WHEREAS, in order to induce Select Entities to enter into the PSA, the Undersigned Shareholders wish to enter into this Release.

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1. Select Entities Release. Except for obligations or liabilities under this Release and the PSA and the Exhibits thereto, the Select Entities, for themselves, and (if legally permitted, then to the fullest extent so permitted and enforceable at law), on behalf of their respective directors, officers, equity holders, subsidiaries, affiliates, employees, agents, representatives, attorneys, accountants, successors, and assigns, and derivatively on behalf of its creditors (all of the foregoing, including the Select Entities, being referred to herein as the “Select Parties”), hereby waive, discharge and release and agree not to sue or assert any claim based upon any and all claims and rights that the Select Parties have against the Undersigned Shareholders and the Undersigned Shareholder’s respective directors, officers, equity holders, subsidiaries, affiliates, employees, agents, representatives, attorneys, accountants, successors, and assigns (all of the foregoing, including the Undersigned Shareholders, being referred to herein as the “Undersigned Shareholder Parties”) known or unknown, from the beginning of the world to the date hereof, in any way directly or indirectly related to or arising in connection with the JV Agreement and the LLC Operating Agreement, including, but not limited to, any and all claims and rights relating to the conduct and financing of the Tri-Western’s business, actions and inaction of the Tri-Western’s directors and officers, and actions and inaction of the Undersigned Shareholder Parties.

2. Releases By the Undersigned Shareholders. Except for obligations or liabilities under this Release and the PSA and the Exhibits thereto, the Undersigned Shareholders, for themselves, and (if legally permitted, then to the fullest extent so permitted and enforceable at law) on behalf of the Undersigned Shareholders’ directors, officers, equity holders, subsidiaries, affiliates, employees, agents, representatives, attorneys, accountants, successors, and assigns (all of the foregoing, including the Undersigned Shareholders, being referred to herein as the “Undersigned Shareholder Parties”), hereby waive, discharge and release and agree not to sue or assert any claim based upon any and all claims and rights that the Undersigned Shareholder Parties have against the Select Parties, known or unknown, from the beginning of the world to the date hereof, in any way directly or indirectly related to or arising in connection with the JV Agreement and the LLC Operating Agreement, including, but not limited to, any and all claims and rights relating to the conduct and financing of Tri-Western’s business, actions and inaction of Tri-Western’s directors and officers (including, but not limited to, directors and/or officers affiliated with or appointed by the Select Parties), and actions and inaction of the Select Parties or Tri-Western. Related thereto, Rebecca Pettit agrees that the terms of this Release shall extend to any claims that she has or may have arising from or relating to her employment relationship with TWM or any of the Select Entities.

3. Representations and Warranties

3.1 Each of the Undersigned Shareholders represents and warrants on it own behalf that (i) the Undersigned Shareholder has the power and authority to enter into to this Agreement and to perform the obligations hereunder; (ii) if the Undersigned Shareholder is an entity, it is in good standing under all applicable laws of the jurisdiction in which it was organized; (iii) the Undersigned Shareholder has duly executed and delivered this Agreement; and (iv) the Undersigned Shareholder’s execution, delivery and performance of this Agreement does not conflict with any other material agreements or arrangements to which the Undersigned Shareholder is a party.

3.2 TWM and Marshall W. Pettit represent and warrant that all the persons or entities whose names appear below as an Undersigned Shareholder on the signature page to this Agreement comprise a complete and accurate list of each shareholder of TWM or of Carlton Global Resources, LLC.

3.3 Tri-Valley represents and warrants that (i) it has the power and authority to enter into to this Agreement and to perform the obligations hereunder; (ii) it is in good standing under all applicable laws of the jurisdiction in which it was organized; (iii) it has duly executed and delivered this Agreement; and (iv) its execution, delivery and performance of this Agreement does not conflict with any other material agreements or arrangements to which Tri-Valley is a party.

3.4 Select represents and warrants that (i) it has the power and authority to enter into to this Agreement and to perform the obligations hereunder; (ii) it is in good standing under all applicable laws of the jurisdiction in which it was organized; (iii) it has duly executed and delivered this Agreement; and (iv) its execution, delivery and performance of this Agreement does not conflict with any other material agreements or arrangements to which Select is a party.

4. Waiver of Unknown Claims. In connection with the foregoing waivers and releases, the Select Entities and the Undersigned Shareholders respectively acknowledge that they are familiar with and have been advised by their respective legal counsel of the provisions of California Civil Code Section 1542, which provides as follows:

A general release does not extend to claims which the creditor does not know or suspect to exist in his or her favor at the time of executing the release, which if known by him or her must have materially affected his or her settlement with the debtor.

Being aware of said Code section, the Select Entities and the Undersigned Shareholders each respectively waive any rights they may have thereunder, as well as any other statutes or common law principles of similar effect.

5. No Prior Transfers. Each of the parties hereto represents and warrants to the other that it has not assigned or transferred any right, title, or interest in or to any claim which either of them may have against the other, and each agrees to hold the other harmless from any liability, claims, demands, damages, costs, expenses and attorneys’ fees incurred by the other as a result of any person or entity asserting any such assignment or transfer. To the extent that the release granted by an individual Select Party or Undersigned Shareholder Party is held to be unenforceable against that individual party, the releases in favor of that party shall also be unenforceable so that only those parties on behalf of whom an enforceable release is granted hereunder shall be entitled to claim the benefit of a release. Furthermore, in the event that any Select Party brings a legal action in which it contends that it is not bound by a release granted on its behalf (“Objecting Select Party”), the Undersigned Shareholder Parties may elect to be relieved of the releases granted by them as to the Objecting Select Party; and in the event that any Undersigned Shareholder Party brings a legal action in which it contends that it is not bound by a release granted on its behalf (“Objecting Undersigned Shareholder Party”), the Select Parties may elect to be relieved of the releases granted by them as to the Objecting Undersigned Shareholder Party.

6. Purpose. This Release is entered into by the parties hereto solely for the purpose of releasing and settling the matters that might give rise to disputes. It does not constitute, nor shall it be construed as, an admission by any of the parties hereto of the truth or validity of any claims that might be asserted. Other than as expressly set forth herein or in the PSA and the documents executed in connection therewith, there have been no representations inducing the parties to enter into this Release.

7. Miscellaneous.

7.1 Rules of Construction. In this Agreement, unless otherwise indicated, the singular includes the plural and plural the singular; words importing any gender include the other gender; references to statutes or regulations are to be construed as including all statutory or regulatory provisions consolidating, amending or replacing the statute or regulation referred to; references to "writing" include printing, typing, lithography and other means of reproducing words in a tangible visible form; the words "including," "includes" and "include" shall be deemed to be followed in each instance by the words "without limitation"; references to articles, sections (or subdivisions of sections), exhibits, annexes or schedules are to this Agreement; references to agreements and other contractual instruments shall be deemed to include all subsequent amendments, extensions and other modifications to such agreements or instruments (without, however, limiting any stated prohibition on any such amendments, extensions and other modifications by the terms of this Agreement); and references to Persons include their respective permitted successors and assigns and, in the case of government authorities, Persons succeeding to their respective functions and capacities.

7.2 Expenses. Each party shall pay its own expenses (including legal and accounting costs and expenses) in connection with the negotiation, preparation and consummation of this Agreement.

7.3 Governing Law. All questions concerning the construction, interpretation, validity and enforcement of this Agreement shall be governed, construed and enforced by the laws of the State of California without giving effect to any choice or conflict of law provisions or rules (whether in the State of California or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of California.

7.4 Submission to Jurisdiction. Any legal action or proceeding with respect to this Agreement or any of the rights or interests of the parties hereunder shall be brought in the courts of the State of California located in the County of Kern and, by execution and delivery of this Agreement, the parties hereby accept for themselves and in respect of their property, generally and unconditionally, the jurisdiction and venue of the aforesaid court(s). Each party hereby irrevocably waives, in connection with any action or proceeding, any objection, including, without limitation, any objection to venue based on grounds of forum non conveniens, which it may now or hereafter have to the bringing of any action or proceeding in the aforesaid jurisdiction and venue. Each party hereby irrevocably consents to the service of process of the aforementioned court(s) in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to it at its address as set forth herein.

7.5 Headings. Section headings used in this Agreement are for convenience only and shall not affect the meaning or construction of this Agreement.

7.6 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be considered an original, and all of which shall constitute one and the same instrument.

7.7 Amendment. This Agreement may be amended only by an instrument in writing signed by or on behalf of each of the parties hereto.

7.8 Confidentiality and Nondisparagement. Each of the parties to this Agreement agrees that it will keep the terms and conditions of this Agreement, and the content of any negotiations, communications, or transactions effected in connection with or in furtherance of this Agreement (the “Information”), confidential, and it will not disclose any such Information to any person (other than by a party to its agents, employees, or investors as required for the conduct of its business) except with the prior written consent of each non-disclosing party or as and to the extent (a) required by applicable law or court process, or (b) required pursuant to a change of control, a merger or a sale of substantially all of the assets or outstanding stock of a party.  The confidentiality provisions of this Section 7.8 shall not apply to Information which is or becomes generally available to the public other than as a result of a violation of this Section 7.8.  In the event that a party is required by applicable law or court process to disclose this Agreement, its terms or any other part of the Information, such party shall, to the extent that such party may lawfully do so, give the other parties such notice as is reasonably practical and shall give each other party a reasonable opportunity to interpose an objection or obtain a protective order preventing, limiting or restricting the disclosure, or requiring that the Information be used only for the purposes for which the order was issued, or another appropriate remedy.  Each of the parties, for itself and its officers and directors, agrees not to disparage or demean the other parties or the other parties' officers, directors, employees, or shareholders orally or in writing, publicly or privately, in any manner likely to be harmful to them or their business reputation or personal reputation; provided, however, that each of the parties shall respond accurately and fully to any question, inquiry or request for Information when required by law or legal process. The parties hereto agree that neither party will make any public announcement or statement with respect to the transaction contemplated by this Agreement without first consulting with the other party hereto so as to agree upon the text of any public announcement or statement to be made. Nothing contained in this paragraph shall be construed to require either party to obtain approval of the other party hereto to disclose information with respect to the transaction contemplated by this Agreement to any state or federal governmental authority or agency to the extent required by applicable law or by any applicable rules, regulations or orders of any governmental authority or agency having jurisdiction or necessary to comply with disclosure requirements of any stock exchange having jurisdiction over the disclosing party.

7.9 Successors. This Agreement shall inure to the benefit of and be binding upon the successors, executors, administrators and assigns of the parties hereto.

7.10 Counterparts. This Agreement may be executed in two or more counterparts, and when counterparts are executed by all parties each counterpart shall be deemed an original, but all of which shall constitute one and the same instrument.

7.11 Facsimile Signatures. Facsimile signatures shall be legally binding on each of the parties and shall be as effective as if original signatures had been affixed.

7.12. Integration. The parties represent that they have read this Agreement and know and understand its contents. The parties understand and expressly agree that they have entered into this Agreement freely and voluntarily and that no oral or written representations or promises of any kind, unless specifically contained in this Agreement, have been made or relied upon by any of the parties. The parties acknowledge that they have had the benefit of the advice of legal counsel before executing this Agreement.

[Signatures Follow]

--
RELEASE
SELECT ENTITIES and
UNDERSIGNED SHAREHOLDERS
_____ _ , 2006

IN WITNESS WHEREOF, the parties hereto have executed this Mutual Release as of the date first above stated.

SELECT ENTITIES:

SELECT RESOURCES CORPORATION, INC.

By:  ________________________
Name:
Title:

TRI-VALLEY CORPORATION

By:  ________________________
Name:
Title:

UNDERSIGNED SHAREHOLDERS:

__________________________________
Marshall W. Pettit

__________________________________
Rebecca L. Pettit

__________________________________
Peter Tarnoff

Carlton Global Resources, LLC

By: ________________________
Name:
Title:

RELEASE
SELECT ENTITIES and
UNDERSIGNED SHAREHOLDERS
_____ _ , 2006

Exhibit “C”

Mutual Release
Between
Seller and Tri-Valley
and TWR

Follows This Page

MUTUAL RELEASE
THIS MUTUAL RELEASE (“Agreement” or “Release”) is made and entered into as of _____ _, 2006, by and between SELECT RESOURCES CORPORATION, INC., a Delaware corporation (“Select”), and TRI-VALLEY CORPORATION, a Delaware corporation (“Tri-Valley”) (Select and Tri-Valley collectively the “Select Entities”), on the one hand, and TRI-WESTERN RESOURCES, LLC, a Delaware limited liability company (“TWR”), and a Joint Venture (“Joint Venture”) formed pursuant to an agreement effective November 15, 2004 (TWR and the Joint Venture collectively herein “Tri-Western”), on the other hand.

R E C I T A L S

A. On or about November 15, 2004, Select and Trans-Western Materials, Inc. (“TWM”) entered into a joint venture agreement (the “JV Agreement”). Pursuant to the terms and conditions of the JV Agreement, Select and TWM formed a limited liability company, Alpha Mineral and Chemical, LLC, which subsequently changed its name to Tri-Western Resources, LLC, a Delaware limited liability company. Select and TWM thereafter entered into that certain Limited Liability Company Agreement (the “LLC Operating Agreement”) in connection with Tri-Western with an effective date of November 18, 2004.

B. Select and TWM have entered into that certain Purchase and Sale Agreement, dated July _, 2006 (“PSA”), pursuant to which Select will sell its interest in Tri-Western and the JV Agreement to TWM.

C. In order to induce Select to enter into the PSA, the parties wish to enter into this Release.

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1. Select Entities Release. Except for obligations or liabilities under this Release and the PSA and the Exhibits thereto, the Select Entities, for themselves, and (if legally permitted, then to the fullest extent so permitted and enforceable at law), on behalf of their respective directors, officers, equity holders, subsidiaries, affiliates, employees, agents, representatives, attorneys, accountants, successors, and assigns, and derivatively on behalf of its creditors (all of the foregoing, including the Select Entities, being referred to herein as the “Select Parties”), hereby waive, discharge and release and agree not to sue or assert any claim based upon any and all claims and rights that the Select Parties have against Tri-Western and its respective directors, officers, equity holders, subsidiaries, affiliates, employees, agents, representatives, attorneys, accountants, successors, and assigns (all of the foregoing, including Tri-Western, being referred to herein as the “Tri-Western Parties”) known or unknown, from the beginning of the world to the date hereof, in any way directly or indirectly related to or arising in connection with the JV Agreement and the LLC Operating Agreement, including, but not limited to, any and all claims and rights relating to the conduct and financing of the Tri-Western’s business, actions and inaction of the Tri-Western’s directors and officers, and actions and inaction of the Tri-Western Parties.

2. Releases By Tri-Western Parties. Except for obligations or liabilities under this Release and the PSA and the Exhibits thereto, Tri-Western, for itself, and (if legally permitted, then to the fullest extent so permitted and enforceable at law) on behalf of its directors, officers, equity holders, subsidiaries, affiliates, employees, agents, representatives, attorneys, accountants, successors, and assigns (all of the foregoing, including Tri-Western, being referred to herein as the “Tri-Western Parties”), hereby waive, discharge and release and agree not to sue or assert any claim based upon any and all claims and rights that the Tri-Western Parties have against the Select Parties, known or unknown, from the beginning of the world to the date hereof, in any way directly or indirectly related to or arising in connection with the JV Agreement and the LLC Operating Agreement, including, but not limited to, any and all claims and rights relating to the conduct and financing of Tri-Western’s business, actions and inaction of Tri-Western’s directors and officers (including, but not limited to, directors and/or officers affiliated with or appointed by the Select Parties), and actions and inaction of the Select Parties.

3. Representations and Warranties

3.1 Tri-Western represents and warrants that (i) it has the power and authority to enter into to this Agreement and to perform the obligations hereunder; (ii) it is in good standing under all applicable laws of the jurisdiction in which it was organized; (iii) it has duly executed and delivered this Agreement; and (iv) its execution, delivery and performance of this Agreement does not conflict with any other material agreements or arrangements to which Tri-Western is a party.

3.2 Tri-Valley represents and warrants that (i) it has the power and authority to enter into to this Agreement and to perform the obligations hereunder; (ii) it is in good standing under all applicable laws of the jurisdiction in which it was organized; (iii) it has duly executed and delivered this Agreement; and (iv) its execution, delivery and performance of this Agreement does not conflict with any other material agreements or arrangements to which Tri-Valley is a party.

3.3 Select represents and warrants that (i) it has the power and authority to enter into to this Agreement and to perform the obligations hereunder; (ii) it is in good standing under all applicable laws of the jurisdiction in which it was organized; (iii) it has duly executed and delivered this Agreement; and (iv) its execution, delivery and performance of this Agreement does not conflict with any other material agreements or arrangements to which Select is a party.

4. Waiver of Unknown Claims. In connection with the foregoing waivers and releases, the Select Entities and Tri-Western respectively acknowledge that they are familiar with and have been advised by their respective legal counsel of the provisions of California Civil Code Section 1542, which provides as follows:

A general release does not extend to claims which the creditor does not know or suspect to exist in his or her favor at the time of executing the release, which if known by him or her must have materially affected his or her settlement with the debtor.

Being aware of said Code section, the Select Entities and Tri-Western each respectively waive any rights they may have thereunder, as well as any other statutes or common law principles of similar effect.

5. No Prior Transfers. Each of the parties hereto represents and warrants to the other that it has not assigned or transferred any right, title, or interest in or to any claim which either of them may have against the other, and each agrees to hold the other harmless from any liability, claims, demands, damages, costs, expenses and attorneys’ fees incurred by the other as a result of any person or entity asserting any such assignment or transfer. To the extent that the release granted by an individual Select Party or Tri-Western Party is held to be unenforceable against that individual party, the releases in favor of that party shall also be unenforceable so that only those parties on behalf of whom an enforceable release is granted hereunder shall be entitled to claim the benefit of a release. Furthermore, in the event that any Select Party brings a legal action in which it contends that it is not bound by a release granted on its behalf (“Objecting Select Party”), the Tri-Western Parties may elect to be relieved of the releases granted by them as to the Objecting Select Party; and in the event that any Tri-Western Party brings a legal action in which it contends that it is not bound by a release granted on its behalf (“Objecting Tri-Western Party”), the Select Parties may elect to be relieved of the releases granted by them as to the Objecting Tri-Western Party.

6. Purpose. This Release is entered into by the parties hereto solely for the purpose of releasing and settling the matters that might give rise to disputes. It does not constitute, nor shall it be construed as, an admission by any of the parties hereto of the truth or validity of any claims that might be asserted. Other than as expressly set forth herein or in the PSA and the documents executed in connection therewith, there have been no representations inducing the parties to enter into this Release.

7. Miscellaneous.

7.1 Rules of Construction. In this Agreement, unless otherwise indicated, the singular includes the plural and plural the singular; words importing any gender include the other gender; references to statutes or regulations are to be construed as including all statutory or regulatory provisions consolidating, amending or replacing the statute or regulation referred to; references to "writing" include printing, typing, lithography and other means of reproducing words in a tangible visible form; the words "including," "includes" and "include" shall be deemed to be followed in each instance by the words "without limitation"; references to articles, sections (or subdivisions of sections), exhibits, annexes or schedules are to this Agreement; references to agreements and other contractual instruments shall be deemed to include all subsequent amendments, extensions and other modifications to such agreements or instruments (without, however, limiting any stated prohibition on any such amendments, extensions and other modifications by the terms of this Agreement); and references to Persons include their respective permitted successors and assigns and, in the case of government authorities, Persons succeeding to their respective functions and capacities.

7.2 Expenses. Each party shall pay its own expenses (including legal and accounting costs and expenses) in connection with the negotiation, preparation and consummation of this Agreement.

7.3 Governing Law. All questions concerning the construction, interpretation, validity and enforcement of this Agreement shall be governed, construed and enforced by the laws of the State of California without giving effect to any choice or conflict of law provisions or rules (whether in the State of California or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of California.

7.4 Submission to Jurisdiction. Any legal action or proceeding with respect to this Agreement or any of the rights or interests of the parties hereunder shall be brought in the courts of the State of California located in the County of Kern and, by execution and delivery of this Agreement, the parties hereby accept for themselves and in respect of their property, generally and unconditionally, the jurisdiction and venue of the aforesaid court(s). Each party hereby irrevocably waives, in connection with any action or proceeding, any objection, including, without limitation, any objection to venue based on grounds of forum non conveniens, which it may now or hereafter have to the bringing of any action or proceeding in the aforesaid jurisdiction and venue. Each party hereby irrevocably consents to the service of process of the aforementioned court(s) in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to it at its address as set forth herein.

7.5 Headings. Section headings used in this Agreement are for convenience only and shall not affect the meaning or construction of this Agreement.

7.6 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be considered an original, and all of which shall constitute one and the same instrument.

7.7 Amendment. This Agreement may be amended only by an instrument in writing signed by or on behalf of each of the parties hereto.

7.8 Confidentiality and Nondisparagement. Each of the parties to this Agreement agrees that it will keep the terms and conditions of this Agreement, and the content of any negotiations, communications, or transactions effected in connection with or in furtherance of this Agreement (the “Information”), confidential, and it will not disclose any such Information to any person (other than by a party to its agents, employees, or investors as required for the conduct of its business) except with the prior written consent of each non-disclosing party or as and to the extent (a) required by applicable law or court process, or (b) required pursuant to a change of control, a merger or a sale of substantially all of the assets or outstanding stock of a party.  The confidentiality provisions of this Section 7.8 shall not apply to Information which is or becomes generally available to the public other than as a result of a violation of this Section 7.8.  In the event that a party is required by applicable law or court process to disclose this Agreement, its terms or any other part of the Information, such party shall, to the extent that such party may lawfully do so, give the other parties such notice as is reasonably practical and shall give each other party a reasonable opportunity to interpose an objection or obtain a protective order preventing, limiting or restricting the disclosure, or requiring that the Information be used only for the purposes for which the order was issued, or another appropriate remedy.  Each of the parties, for itself and its officers and directors, agrees not to disparage or demean the other parties or the other parties' officers, directors, employees, or shareholders orally or in writing, publicly or privately, in any manner likely to be harmful to them or their business reputation or personal reputation; provided, however, that each of the parties shall respond accurately and fully to any question, inquiry or request for Information when required by law or legal process. The parties hereto agree that neither party will make any public announcement or statement with respect to the transaction contemplated by this Agreement without first consulting with the other party hereto so as to agree upon the text of any public announcement or statement to be made. Nothing contained in this paragraph shall be construed to require either party to obtain approval of the other party hereto to disclose information with respect to the transaction contemplated by this Agreement to any state or federal governmental authority or agency to the extent required by applicable law or by any applicable rules, regulations or orders of any governmental authority or agency having jurisdiction or necessary to comply with disclosure requirements of any stock exchange having jurisdiction over the disclosing party.

7.9 Successors. This Agreement shall inure to the benefit of and be binding upon the successors, executors, administrators and assigns of the parties hereto.

7.10 Counterparts. This Agreement may be executed in two or more counterparts, and when counterparts are executed by all parties each counterpart shall be deemed an original, but all of which shall constitute one and the same instrument.

7.11 Facsimile Signatures. Facsimile signatures shall be legally binding on each of the parties and shall be as effective as if original signatures had been affixed.

7.12. Integration. The parties represent that they have read this Agreement and know and understand its contents. The parties understand and expressly agree that they have entered into this Agreement freely and voluntarily and that no oral or written representations or promises of any kind, unless specifically contained in this Agreement, have been made or relied upon by any of the parties. The parties acknowledge that they have had the benefit of the advice of legal counsel before executing this Agreement.

[Signatures Follow]

--
RELEASE
SELECT ENTITIES and
TRI-WESTERN
_____ _ , 2006

IN WITNESS WHEREOF, the parties hereto have executed this Mutual Release as of the date first above stated.

SELECT ENTITIES:

SELECT RESOURCES CORPORATION, INC.

By:  ________________________
Name:
Title:

TRI-VALLEY CORPORATION

By:  ________________________
Name:
Title:

TRI-WESTERN:

TRI-WESTERN RESOURCES, LLC

By:  ________________________
Name:
Title:

RELEASE
SELECT ENTITIES
TRI-WESTERN
_____ __, 2006

Exhibit “D”

Bill of Sale
Follows this Page

ASSIGNMENT, CONVEYANCE AND BILL OF SALE

THIS ASSIGNMENT, CONVEYANCE AND BILL OF SALE (“Assignment”), dated for reference purposes as of _____ __, 2006, is made and entered into by and between SELECT RESOURCES CORPORATION, INC., a Delaware corporation (hereinafter referred to as the “Assignor”), on the one hand, and TRANS-WESTERN MATERIALS, INC., a Washington corporation (hereinafter referred to as “Assignee”), on the other hand.

1. For good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, Assignor does hereby sell, assign, convey, transfer, and set over, unto Assignee all of its right, title and interest in and to: (a) all of Assignor’s interest in Tri-Western Resources, LLC, a Delaware limited liability company, and (b) all of Assignor’s interest in that certain Joint Venture Agreement between Assignor and Assignee dated November 15, 2004.

2. This Assignment is made subject to the terms and conditions of that certain Purchase and Sale Agreement by and between the parties hereto dated as of July ___, 2006. To the extent there is any conflict between this Assignment and the Purchase and Sale Agreement, the Purchase and Sale Agreement shall prevail.

3.  Notwithstanding the date of this Assignment first above written, the effective date of the assignment and transfer provided for in this Assignment shall be ____ ___, 2006, for all purposes.

[Signatures Follow]

BILL OF SALE
SELECT RESOURCES CORPORATION
TRANS-WESTERN MATERIALS, INC.

IN WITNESS WHEREOF, the parties have executed have executed this Assignment, Conveyance and Bill of Sale as of the date first above written.

ASSIGNOR:

By:	SELECT RESOURCES CORPORATION, INC
a Delaware corporation

By:  _________________________
F. Lynn Blystone,
Chief Executive Officer

ASSIGNEE:

By:	TRANS-WESTERN MATERIALS, INC.,
a Washington corporation

By: ________________________
Marshall Pettit
President

BILL OF SALE
SELECT RESOURCES CORPORATION
TRANS-WESTERN MATERIALS, INC.

Exhibit “E”

Non-Competition

Follows This Page

NON-COMPETITION AGREEMENT

THIS NON-COMPETITION AGREEMENT (the “Agreement”) dated as of this __ day of _______, 2006 (the “Effective Date”) is made by and between TRI-WESTERN RESOURCES, LLC, a Delaware limited liability company (the “Company”) and SELECT RESOURCES CORPORATION, INC. (the “Selling Shareholder”).

WHEREAS, concurrently with the execution and delivery of this Agreement, pursuant to that certain Purchase and Sale Agreement dated as of _____________, 2006 (the “Purchase Agreement”), by and among Trans-Western Materials, Inc., a Washington corporation (“TWM”) and the Selling Shareholder, TWM is purchasing the Selling Shareholder’s membership interests in the Company. Terms that are used herein and not otherwise defined shall have the meanings set forth in the Purchase Agreement; and

WHEREAS, as a condition to and in connection with the Purchase Agreement, and as consideration for proceeds received in connection with the sale of the SRC Interests, Selling Shareholder is required to enter into this Agreement, upon the terms and conditions set forth herein.

NOW THEREFORE, in consideration of the premises and the mutual covenants contained herein, and intended to be legally bound hereby, the parties hereto agree as follows:

1. Confidentiality. At all times, the Selling Shareholder shall not, directly or indirectly, without the prior written consent of the Company disclose any Confidential Information (as defined below), in whole or in part, to any person or entity outside the Company or Selling Shareholder or any affiliate of either, and shall take no action that threatens to do so. “Confidential Information” means (i) sales costs, profits or the financial condition of the Company; (ii) non-pubic financial information, including, but not limited to, financial and/or investment performance information, forecasts, budgets and data; and (iii) information about the Company’s pending or proposed business transactions and proposed and/or ongoing acquisitions, joint ventures, and strategic alliances. The Selling Shareholder acknowledges that the Company has invested considerable amounts of time and money in developing and maintaining this Confidential Information, and any unauthorized use or disclosure of such Confidential Information in any form or manner would irreparably harm the Company. Nothing contained in this paragraph shall be construed to require either party to obtain approval of the other party hereto to disclose information with respect to the transaction contemplated by this Agreement to any state or federal governmental authority or agency to the extent required by applicable law or by any applicable rules, regulations or orders of any governmental authority or agency having jurisdiction or necessary to comply with disclosure requirements of any stock exchange having jurisdiction over the disclosing party.
2. Non-Competition And Noninterference. To protect the Company’s legitimate business interests, including its Confidential Information and business relationships, the Selling Shareholder, for three (3) years from the date first written above, shall not, directly or indirectly, on Selling Shareholder’s own behalf or on behalf of any other person or entity (including without limitation, Tri-Valley Corporation, its subsidiaries, divisions, partnerships, officers, employees, directors, shareholders, or any other person, firm or entity which controls, is controlled by, or is under common control with or by Tri-Valley Corporation and/or Selling Shareholder), whether as an owner, director, officer, partner, employee, agent, consultant, for pay or otherwise:
(a) establish, engage in, or in any manner become interested in, directly or indirectly, as an owner, partner, agent, shareholder, officer, director or employee of any business, trade or occupation engaged in a business in a 250 mile radius of California City, California involving: (a) any filler grade Ground Calcium Carbonate,  (b) any basalt product used as a coating, loader, filler, or aggregate in the manufacture of roofing shingles, construction aggregates, food supplements, soil amendments and horticultural products, decorative rock, dusting powder, non-slip flooring, heat and chemical resistance coatings, sealants, linings, automotive body panels, high-temperature insulation, polyester/epoxy resins, coatings, and plastics, (c)  any cinder product used as a filler, extender, loader or aggregate in the manufacture of lightweight concrete products, construction aggregates, decorative rock, soil amendment and horticultural products, animal feed supplements, snow and ice control agents, interior and exterior wall and backer board products;

(b) hire any employee, officer or agent of the Company without the Company’s written approval.

3. Equitable Remedies. The Selling Shareholder acknowledges that compliance with the covenants in Section 1 or Section 2 of this Agreement is necessary to protect the good will and other proprietary interests of the Company and that, in the event of any violation by the Selling Shareholder of the provisions of Section 1 or Section 2 of this Agreement, the Company will sustain serious, irreparable and substantial harm to its business, the extent of which will be difficult to determine and impossible to remedy by an action at law for money damages. Accordingly, the Company shall be entitled to seek an injunction before trial from any court of competent jurisdiction in addition to all such other legal and equitable remedies as may be available to the Company. The Selling Shareholder further agrees that, in the event any of the provisions of Section 1 and Section 2 of this Agreement are determined by a court of competent jurisdiction to be contrary to any applicable statute, law or rule, or for any reason to be unenforceable as written, such court may modify any of such provisions so as to permit enforcement thereof as thus modified.
4.	Miscellaneous.
4.1 Rules of Construction. In this Agreement, unless otherwise indicated, the singular includes the plural and plural the singular; words importing any gender include the other gender; references to statutes or regulations are to be construed as including all statutory or regulatory provisions consolidating, amending or replacing the statute or regulation referred to; references to "writing" include printing, typing, lithography and other means of reproducing words in a tangible visible form; the words "including," "includes" and "include" shall be deemed to be followed in each instance by the words "without limitation"; references to articles, sections (or subdivisions of sections), exhibits, annexes or schedules are to this Agreement; references to agreements and other contractual instruments shall be deemed to include all subsequent amendments, extensions and other modifications to such agreements or instruments (without, however, limiting any stated prohibition on any such amendments, extensions and other modifications by the terms of this Agreement); and references to Persons include their respective permitted successors and assigns and, in the case of government authorities, Persons succeeding to their respective functions and capacities.

4.2 Expenses. Each party shall pay its own expenses (including legal and accounting costs and expenses) in connection with the negotiation, preparation and consummation of this Agreement.

4.3 Governing Law. All questions concerning the construction, interpretation, validity and enforcement of this Agreement shall be governed, construed and enforced by the laws of the State of California without giving effect to any choice or conflict of law provisions or rules (whether in the State of California or any other jurisdiction) that would cause the application of the laws of any jurisdiction other than the State of California.

4.4 Submission to Jurisdiction. Any legal action or proceeding with respect to this Agreement or any of the rights or interests of the parties hereunder shall be brought in the courts of the State of California located in the County of Kern and, by execution and delivery of this Agreement, the parties hereby accept for themselves and in respect of their property, generally and unconditionally, the jurisdiction and venue of the aforesaid court(s). Each party hereby irrevocably waives, in connection with any action or proceeding, any objection, including, without limitation, any objection to venue based on grounds of forum non conveniens, which it may now or hereafter have to the bringing of any action or proceeding in the aforesaid jurisdiction and venue. Each party hereby irrevocably consents to the service of process of the aforementioned court(s) in any such action or proceeding by the mailing of copies thereof by registered or certified mail, postage prepaid, to it at its address as set forth herein.

4.5 Headings. Section headings used in this Agreement are for convenience only and shall not affect the meaning or construction of this Agreement.

4.6 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be considered an original, and all of which shall constitute one and the same instrument.

4.7 Amendment. This Agreement may be amended only by an instrument in writing signed by or on behalf of each of the parties hereto.

4.8 Successors. This Agreement shall inure to the benefit of and be binding upon the successors, executors, administrators and assigns of the parties hereto.

4.9 Facsimile Signatures. Facsimile signatures shall be legally binding on each of the parties and shall be as effective as if original signatures had been affixed.

5. Representation By Counsel. The parties hereto agree that they enter into this Agreement after having received full advice from counsel of their choice with respect to this Agreement and all other matters related thereto.

NON-COMPETITION AGREEMENT
TRI-WESTERN RESOURCES, LLC.
SELECT RESOURCES CORPORATION, INC.
____ __, 2006

IN WITNESS WHEREOF, the parties have executed this

Non-Competition Agreement as of the date first above written.

SELECT RESOURCES CORPORATION, INC.

By: _____________________________
Name:
Title:

TRI-WESTERN RESOURCES, LLC

By: _____________________________
Name:
Title:

NON-COMPETITION AGREEMENT
TRI-WESTERN RESOURCES, LLC
SELECT RESOURCES CORPORATION, INC.
_____ __, 2006

Exhibit “F”

Form of Resignation

Follows This Page

[Closing Date]

Tri-Western Resources, LLC
5555 Business Park South
Suite 200
Bakersfield, CA 93309

Dear Tri-Western Resources, LLC

Effective as of 9:00 AM on the Closing Date, as defined in that certain Purchase and Sale Agreement dated as of July ___, 2006, by and between Trans-Western Materials, Inc., and Select Resources Corporation, relating to Tri-Western Resources, LLC (the “Company”), the undersigned hereby resigns all positions held by the undersigned as an officer and or director, as applicable of the Company.

Very truly yours,

_____________

Exhibit “G”

Financial Statement

Follows This Page

Exhibit “H”

Equipment List

Follows This Page

Exhibit “I”

Permit List

Follows This Page

TRI-WESTERN RESOURCES, LLC

MINING PERMITS

1. SECTION 5 BASALT QUARRY
Section 5, T11, R7W, SBB&M, County of Kern, State of California
Conditional Use Permit No. 6, Map No. 191
Approved May 26, 2005
Mine I.D. #91-15-0105

Reclamation Bond - $68,658 posted with Kern County.

2. MONARCH CALCITE QUARRY
Section 30, T30S, R35E, County of Kern, State of California
Conditional Use Permit No. 2, Map No. 131
Approval of Monarch Calcite Quarry Mining Plan of Operations
November 18, 2005

Reclamation Bond - $53,773.00 posted with Kern County

--
AMENDMENT NO. 1
PURCHASE AND SALE AGREEMENT
TRANS-WESTERN MATERIALS, INC.
SELECT RESOURCES CORPORATION, INC.
OCTOBER 13, 2006

FIRST AMENDMENT

TO PURCHASE AND SALE AGREEMENT

THIS FIRST AMENDMENT TO PURCHASE AND SALE AGREEMENT (this “Amendment”), dated as of October 13, 2006, is entered into between TRANS-WESTERN MATERIALS, INC., a Washington corporation (the “Buyer”), and SELECT RESOURCES CORPORATION, INC., a Delaware corporation (the “Seller”). Capitalized terms used but not defined in this Amendment have the meaning given them in the Purchase and Sale Agreement (defined below).

RECITALS

WHEREAS, the Buyer and Seller are party to that certain Purchase and Sale Agreement dated as of July 18, 2006 (the "PSA").
WHEREAS, the Buyer and Seller desire to amend the PSA in order to provide for: (a) an extension of the Closing Date for a date after October 15, 2006 and (b) adjustments to the Purchase Price to reflect the terms of the extension.
NOW, THEREFORE, in consideration of the covenants, conditions and agreements hereinafter set forth, the receipt and adequacy of which are all hereby acknowledged, the Parties agree as follows:

AMENDMENTS TO PSA. The PSA is hereby amended as follows:

(a) Amendments to Section 3.02. Section 3.02 is amended and restated in its entirety as follows:

“3.02 Adjustments; Daily Price Increases. The Purchase Price shall be increased by the cash amount advanced by Seller to TWR for capital and operating expenditures incurred and paid for in accordance with the terms of the LLC Agreement from May 1, 2006 until the Closing Date, to support the operations of TWR, up to a maximum amount (“Purchase Price Adjustment”) of Nine Hundred Seventy-Five Thousand United States Dollars (US$975,000) so long as the Closing occurs on or before August 31, 2006, and if the Closing occurs after August 31, 2006, the Purchase Price Adjustment will be increased by Ten Thousand United States Dollars (US$10,000) for each day that the Closing occurs after August 31, 2006, up to an including October 15, 2006. The Purchase Price Adjustment will be further increased by an amount equal to the “Daily Price Increases” as set forth below for each and every day that the Closing occurs after October 15, 2006.

(a) If the Closing occurs between October 16, 2006 to October 27, 2006, inclusive, the amount of the Daily Price Increases shall be zero.

(b) If the Closing occurs between October 28, 2006 to November 10, 2006, inclusive, the amount of the Daily Prices Increases shall be US$12,500 per day.

(c) If the Closing occurs between November 11, 2006 to November 17, 2006, inclusive, the amount of the Daily Prices Increases shall be US$15,000 per day

(d) If the Closing occurs between November 18, 2006 to November 22, 2006, inclusive, the amount of the Daily Prices Increases shall be US$20,000 per day. ”

(c) Amendments to Section 3.03(b). Section 3.03(b) is amended and restated in its entirety as follows:

“(b) At Closing, Buyer shall be obligated to deliver to Seller the sum of Nine Million United States Dollars (US$9,000,000) plus the amount of any adjustments as set forth in Section 3.02 by wire transfer to an account designated by Seller.”

(d) Amendments to Section 4.01. Section 4.01 is amended and restated in its entirety as follows:

“4.01 “Place and Time. The closing of the transaction contemplated by this Agreement (“Closing”) shall occur when Seller is paid the Purchase Price. The Closing shall take place at the offices of Duane Morris, located at 633 West Fifth Street, Suite 4600, Los Angeles, California, at 10:00 a.m. local time, on or before August 18, 2006 (“Closing Date”). Said Closing Date shall, upon Buyer’s written request, be extended for a period not to exceed thirty (30) calendar days by payment in advance to Seller of Five Thousand United States Dollars (US$5,000). Thereafter, the Closing Date shall be extended again for an additional period not to exceed thirty (30) calendar days, but not beyond October 15, 2006, by payment in advance to Seller of Seven Thousand Five Hundred United States Dollars (US$7,500). Thereafter, the Closing Date shall be extended again for an additional period ending on November 22, 2006, by payment to Seller, on or before October 16, 2006, of Forty Thousand United States Dollars (US$40,000). Each such payment is a payment, not a deposit, and is not refundable, and shall not be applied to the purchase price.”

(e) Amendments to Article 8. Article 8 is amended to add a new Section 8.09 to read as follows:

“8.09 Rudnick Lease Payment. Seller and Buyer by this clause hereby instruct TWR to deliver directly to lessor, on or before the close of business on October 17, 2006, a check in the amount of Twenty Five Thousand Five Hundred United States Dollars (US$25,000), made payable to the lessor of that certain lease known as the “Rudnick Lease”, and provide reasonable evidence thereof to Buyer and to Seller. The above US$25,000 will be increased by the appropriate amount of interest (approximately US$225 on October 17, 2006) specified by the Rudnick Lease.”

CONDITIONS OF EFFECTIVENESS. This Amendment shall be effective, without any other action by the parties hereto, immediately upon the last to occur of: (a) the execution hereof by each of the Parties hereto and (b) the payment to Seller in a timely manner (as provided by Section 4.01 of the PSA as amended by this Amendment) of the Forty Thousand United Stated Dollars (US$40,000) extension fee.

REFERENCE TO PSA. Upon the effectiveness of this Amendment, each reference in the PSA to "this Agreement," "hereunder," or words of like import shall mean and be a reference to the PSA, as affected and amended by this Amendment.

COUNTERPARTS; EXECUTION VIA FACSIMILE. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. This Amendment may be validly executed and delivered by facsimile or other electronic transmission.

GOVERNING LAW; BINDING EFFECT; ARBITRATION. This Amendment shall be governed by and construed in accordance with the internal laws of the State of California and shall be subject to the arbitration provisions set forth in Section 15.13 of the PSA.

HEADINGS. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

FINAL AGREEMENT; ENTIRE AGREEMENT. The PSA as amended by this Amendment is the final agreement between the Parties and constitutes the entire agreement between them with respect to the subject hereof. The PSA as amended by this Amendment supersedes all prior agreements and understandings, written or oral, whether signed or unsigned, with respect to the subject matter hereof, including, but not limited to, that certain letter dated April 21, 2006 which discusses Buyer’s purchase of the SRC Interest.

Remainder of page intentionally blank.

Signature pages follow.

--
AMENDMENT NO. 1
PURCHASE AND SALE AGREEMENT
TRANS-WESTERN MATERIALS, INC.
SELECT RESOURCES CORPORATION, INC.
OCTOBER 13, 2006

IN WITNESS WHEREOF, the Parties have executed this Agreement as of the date first above written.

SELLER:

SELECT RESOURCES CORPORATION, INC.

By: _____________________________
Name: F. Lynn Blystone
Title:  Chairman and Chief Executive Officer

BUYER:

TRANS-WESTERN MATERIALS, INC.

By: _____________________________
Name:  Marshall W. Pettit
Title:  President

13

CLOSING STATEMENT
THIS CLOSING STATEMENT (“STATEMENT”) is made and entered into as of November 15, 2006, by and between SELECT RESOURCES CORPORATION, INC., a Delaware corporation (“Select”), and TRANS-WESTERN MATERIALS, INC., a Washington corporation (“TWM”).

R E C I T A L S

A. On or about November 15, 2004, Select and TWM entered into a joint venture agreement (the “JV Agreement”). Pursuant to the terms and conditions of the JV Agreement, Select and TWM formed a limited liability company, Alpha Mineral and Chemical, LLC, which subsequently changed its name to Tri-Western Resources, LLC, a Delaware limited liability company. Select and TWM thereafter entered into that certain Limited Liability Company Agreement (the “LLC Operating Agreement”) in connection with Tri-Western with an effective date of November 18, 2004.

B. Select and TWM have entered into that certain Purchase and Sale Agreement, dated July 18, 2006, as amended by that certain First Amendment to Purchase and Sale Agreement dated as of October 13, 2006 (as so amended, the “PSA”), pursuant to which Select will sell its interest in Tri-Western and the JV Agreement to TWM. All capitalized terms not defined herein shall have the meaning set forth in the PSA.

C. As of November 15, 2006, the purchase price would have been $10,675,000.00. However, TWM requested a reduction in the purchase price by an amount equal to $440,000.00 in consideration of TWM’s agreement that all of TWR’s outstanding payables would be timely paid. As a result of the reduction, the parties have agreed that the Purchase Price is $10,235,000.00.

D. In order to memorialize the agreement as to the Purchase Price, the parties wish to execute this Statement.

NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the parties hereto agree as follows:

1. The amount payable by TWM under the PSA, including the Purchase Price, the Purchase Price Adjustment, and the reduction as described in recital C above, is equal to $10,235,000.00 on the date hereof.

2. TWM agrees it will cause, including from its own funds if necessary, all outstanding TWR payables to be timely paid.

3. As part of the consideration set forth in Section 1 above, each of the undersigned hereby instructs Duane Morris LLP to transmit $5,000.00 that such firm holds in escrow in its client trust account on behalf of TWM to Select to Account # 4410690972, ABA # 122000496, Union Bank, 5400 Stockdale Highway, Bakersfield, CA 93309.

4. This Agreement may be executed in two or more counterparts, and when counterparts are executed by all parties each counterpart shall be deemed an original, but all of which shall constitute one and the same instrument.

5. Facsimile signatures shall be legally binding on each of the parties and shall be as effective as if original signatures had been affixed.

6. The parties represent that they have read this Agreement and know and understand its contents. The parties understand and expressly agree that they have entered into this Agreement freely and voluntarily and that no oral or written representations or promises of any kind, unless specifically contained in this Agreement, have been made or relied upon by any of the parties. The parties acknowledge that they have had the benefit of the advice of legal counsel before executing this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed this Closing Statement as of the date first above stated.

SELECT RESOURCES CORPORATION, INC.

By:  __________________________________
F. Lynn Blystone
Chairman and Chief Executive Officer

TRANS-WESTERN MATERIALS, INC.

By:  ___________________________________
Marshall W. Pettit
President

13

Exhibit 10.11 Commercial Property Purchase Agreement

[Missing Graphic Reference][Missing Graphic Reference]