Form 10-K/A
period 2006-12-31
TRI VALLEY CORP
filed 2007-04-24
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-1
AMENDMENT NO. 1 TO THE
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes [ ] No [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [x]

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
Yes [ ] No [x]

As of February 28, 2007, 24,186,655 common shares were issued and outstanding.

The aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on the last day of the registrant's most recently completed second fiscal quarter was approximately $165 million.

DOCUMENTS INCORPORATED BY REFERENCE: None

INTRODUCTORY STATEMENT

In the fourth quarter of 2006, Tri-Valley sold its 50% interest in Tri-Western Resources, LLC. In this Amendment No. 1 to Form 10-K, Tri-Valley's Consolidated Statements of Operations have been revised to show The costs of operation of Tri-Western in the years ended December 31, 2006, 2005 and 2004, as losses from discontinued operations, which were recouped and included in a gain on sale of Tri-Western of approximately $9.7 million in 2006. The net losses from operations in each period have not changed.

Note 12 to the Consolidated Financial Statements has also been revised to properly reflect the effects of the sale of the Tri-Western interest as a discontinued operation in each reporting period.

TABLE OF CONTENTS

PART I
ITEM 1	Business	1
	Competition	2
	Governmental Regulation	2
	Environmental Regulation	3
	Employees	5
	Available Information	5
ITEM 1A	Risk Factors	5
ITEM 2	Properties	9
	Oil and Gas Operations	10
	Minerals Properties	13
ITEM 4	Submission of Matters to a Vote Of Security Holders	14

PART II
ITEM 5	Market Price of the Registrant's Common Stock and Related Security Holder Matters	15
	Performance Graph	15
	Equity Compensation Plan Information	16
	Recent Sales of Unregistered Securities	16
ITEM 6	Selected Historical Financial Data	17
ITEM 7	Management's Discussion and Analysis Of Financial Condition	17
	Notice Regarding Forward-Looking Statements	17
	Overview	17
	Critical Accounting Policies	18
	Other Significant Accounting Polices	20
	Rig Operations	21
	Mining Activity	21
	Results of Operations	23
	Financial Condition	24
	Operating Activities	25
	Investing Activities	25
	Financing Activities	26
	Liquidity and Capital Resources	26
ITEM 8	Financial Statements	27
ITEM 9A	Controls and Procedures	64
	Evaluation of Disclosure Controls	64
	Management's Report on Internal Control over Financial Reporting	64

PART III
ITEM 10	Directors and Executive Officers of the Registrant	67
ITEM 11	Executive Compensation	71
	Employment Agreement with Our President	72
	Compensation Committee Report	72
	Aggregated 2006 Option Exercises and Year-End Values	74
	Compensation of Directors	75
ITEM 12	Security Ownership of Certain Beneficial Owners and Management	76
ITEM 13	Certain Relationships and Related Transactions	76
ITEM 14	Principal Accountant Fees and Services	77
ITEM 15	Exhibits and Financial Statement Schedules	78

SIGNATURES	78

PART I

ITEM 1 Business

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

-

Great Valley Production Services, LLC, ("GVPS") was formed in 2006 to operate oil production services, well work over and drilling rigs, primarily for TVOG. Tri-Valley has sold 49% of the ownership interest to private parties and has retained a 51% ownership interest in this subsidiary. Operations began in the third quarter of 2006. However, from time to time TVOG may contract various units to third parties when not immediately needed for TVOG projects.

-

Great Valley Drilling Company, LLC ("GVDC") was formed in 2006 to operate oil drilling rigs, primarily in Nevada where Tri-Valley has 17,000 acres of prospective oil leases. However, because rig availability is so extremely scarce in Nevada, GVDC has an exceptional opportunity to do contract drilling for third parties in both petroleum and geothermal projects. For the time being GVDC, whose operation began in the first quarter of 2007, expects its primary activity will be contract drilling for third parties. Tri-Valley has sold 49% of the ownership interest to private parties and has retained a 51% ownership interest in this subsidiary.

-	Tri-Valley Power Corporation is inactive at the present time.

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

The Company's drilling and development segment is also competitive in that we are competing with other oil exploration companies, drilling partnerships and other investment alternatives in order to secure funds. In order to secure funds for those prospects that we have acquired, we have a continuing need for new funds. The employees of this segment of our business are included in the totals in our oil and gas industry segment because these functions are not tracked separately.

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

Domestic exploration, development and operation of minerals and metals is extensively regulated at both the federal and state levels. Legislation affecting the mineral industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations affecting the mineral industry that often are difficult and costly to comply with and which carry substantial penalties for noncompliance. State statutes and regulations require permits for exploration, including drilling, construction and operational permits, reclamation bonds, and reports concerning operations. Our activities are subject to numerous laws and regulations reclamation and abandonment, the discharge of materials into the environment or otherwise relating to environmental protection. Our activities are also subject to numerous laws and regulations related to health and safety of mine and mine related workers. The heavy regulatory burden on the mineral industry increases its costs of doing business and consequently affects its profitability. Delays in obtaining or failure to obtain government permits and approvals may adversely impact our activities. The regulatory environment in which Select Resources operates could change in ways that would substantially increase costs to achieve compliance, or otherwise could have a material adverse effect on Select Resources' activities or financial position.

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

Mineral Operations

Select's United States exploration and property development activities are subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; The Federal Water Pollution Control Act (the Clean Water Act); Compensation and Liability Act, Toxic Substance Control Act (CERCLA); the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act (RECRA), the Safe Drinking Water Act; the Solid Waste Disposal Act; the Toxic Substance Control Act; the Migratory Bird Treaty Act; the Federal Mine Safety and Health Act; the Rivers and Harbors Act; the Mining Law of 1872; the National Historic Preservation Act; and the Law Authorizing Treasury's Bureau of Alcohol, Tobacco and Firearms to Regulate Sale, Transport and Storage of Explosives, and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive. Select Resources' activities in Canada are also subject to federal and provincial governmental regulations for the protection of the environment. In general, environmental regulations have not had, and are not expected to have, a material adverse impact on Select Resources' activities or our competitive position. Because we do not have active mining operations at present, these regulations have little impact on our current activities. In 2006, 2005 and 2004, the regulatory requirements had no significant effect on our precious metals or industrial mineral activities as we continued our exploration and project development efforts.

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

In most cases, we are not entitled to contractual indemnification for pre-closing liabilities, including environmental liabilities and we generally acquire interests in the properties on an "as is" basis with limited remedies for breaches of representations and warranties. In those circumstances in which we have contractual indemnification rights for pre-closing liabilities, the seller may not be able to fulfill its contractual obligation. In addition, competition for producing oil and gas properties is intense and many of our competitors have financial and other resources, which are substantially greater than ours. Therefore, we may not be able to acquire producing oil and gas properties which contain economically recoverable reserves or that we make such acquisitions at acceptable prices.

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

Reductions in reserves; and

Write-downs of asset values.

Our operations may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Our business is subject to a number of risks and hazards including:
-	Environmental hazards;

-	Industrial accidents;

-	Unusual or unexpected geologic formations; and

-	Unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions.

Such risks could result in:

-	Personal injury or fatalities;

-	Damage to or destruction of mineral properties or producing facilities;

-	Environmental damage; and

-	Delays in exploration, development or mining.

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

Risks Involved in Our Operations Generally

Forward Looking Statements

Some of the information in this 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

- discuss our future expectations;
- contain projections of our future results of operations or of our financial condition; and
- state other "forward-looking" information.

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

Our success will depend in large part on the continued services of our president and chief executive officer, F. Lynn Blystone. Our employment agreement with Mr. Blystone ended at the end of 2006 and is awaiting formal extension through December 31, 2007 by the Board of Directors. On March 3, 2007, the Board elected Mr. Blystone to the additional post of Chairman. The loss of his services would be particularly detrimental to us because of his background and experience in the oil and gas industry. We carry key man insurance of $500,000 on Mr. Blystone's life.

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

The Temblor Valley property in Kern County consists of two producing oil properties, one in the South Belridge Oil Field contains 50 wells, 25 producing, 24 idle and 1 injector well. The other property is in the Edison Oil Field and consists of 7 wells, 3 producing, 3 idle and 1 injector well. During 2006, we drilled two additional wells in South Belridge, the Lundin-Weber D-352-30 and the Lundin-Weber D-540-30. Our plan for 2007 is to return 15 idle wells in South Belridge to production and drill additional wells this year.

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

In 2005, the Company successfully hydraulically fractured the Ekho #1 well in the Vedder Zone of completion in the interval between 18,018' and 18,525' injecting approximately 5,000 barrels of fluid, which carried approximately 118,000-pounds of bauxite propping material. While very successful mechanically, the operation did not result in the well producing hydrocarbons at commercial rates. This well still has multiple targets to evaluate further up the hole. The Company has been reviewing the resulting data from the fracturing operation both internally and with outside firms as it believes the potential reserve of the Vedder Zone deserves that degree of attention. We have not made a final decision yet concerning the next course of action pending a joint study by Tri-Valley and a worldwide scientific research firm it retained in December 2006.

Also in 2005, the Company successfully hydraulically fractured a 1,000' portion of the 3,000' horizontal portion of the well bore in the Sunrise-Mayel #2H Redrill #2 well in the Sunrise Natural Gas Project in Delano, California. The well was hydraulically fractured utilizing gelled diesel, which carried in approximately 138,000 pounds of sand. Again, while mechanically successful, the operation did not result in the well producing hydrocarbons at commercial rates. As with the Ekho Project, the Company continues to review all available techniques to bring the Sunrise Project potential to commercial realization because of the volume of natural gas in place in the tight reservoir. The Sunrise project is included in the joint study with the scientific research organization. The Company believes the tight McClure Shale which hosts an estimated 3 TCF of gas in the mapped area of closure can ultimately be stimulated to release a portion of the gas in place at commercial rates once the right method is identified.

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

Minerals Properties

Metals

Select's precious metals properties are located in interior Alaska. They are the Richardson, and Shorty Creek.

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

The Richardson project is an early stage gold exploration project in the Richardson District with past placer and load gold production and prospective geophysical and geochemical signatures consistent with intrusion-related gold systems. A number of highly prospective zones have been identified in previous exploration programs carried out by the Company and third-party mining companies. Geophysical assessment, geochemical sampling, and drilling programs have been carried out over several previous exploration campaigns on known gold bearing areas, including the Richardson Lineament (which includes the historic Democrat Mine and the adjacent May's Pit [not a Select property]), Hilltop, Shamrock, Buckeye and other property locations. In late-2005, Select carried out geophysical and satellite interpretation programs over the entire Richardson property and a multi-element soil auger geochemical program extending along an approximate 4.5 mile section of the Richardson Lineament (the Richardson Lineament has been identified and appears to extend in excess of 12 to 15 miles in length). The surveys defined a series of six adjacent, yet discrete precious metal and other element anomalies along the 4.5 mile strike length and one mile width of the geochemical area tested. Select also drilled eight shallow diamond drill holes in the Democrat Mine area for a total of 3,050 feet, which indicated low grade gold and silver mineralization.

In 2006, Select continued the interpretation of the work initiated in late-2005, and identified additional geochemical targets that would potentially extend the previous sampling program further along the strike of the Richardson Lineament. Select also conducted a series of local surveys in order to prepare additional areas on the Richardson Lineament and in the Hilltop are for future geochemical sampling, trenching and drilling. Select also conducted annual maintenance and repair work on the Richardson Roadhouse, associated buildings and core storage areas.

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

Industrial Minerals

Select's industrial mineral project consists of the Admiral calcium carbonate mine in Alaska. The Admiral Mine was obtained in 2005 from Sealaska Corporation. It is located on the north-west side of Prince of Wales Island, approximately 150 (air) miles south of Juneau and 88 (air) miles northwest of Ketchikan. The mine consists of 13.7 million tons of drilled high chemical grade, high brightness and high whiteness mineralized material, and is considered to be in the top 1% of high grade, high white, high bright, CaCO3 deposits in the world. "Mineralized material" means a mineralized body, which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Determinations of mineralized material are based upon unit cost, grade, recoveries, and other material factors to reach conclusions regarding legal and economic feasibility. Grade and brightness tests were conducted by Hazen Research Inc. of Golden, Colorado on selected run-of-mine and core sample material. Hazen's and independent geological engineer, M. G. Bright's grade and tonnage figures correspond and support the earlier grade and tonnage figures represented by Sealaska and SeaCal, LLC. No proven or probable ore reserves have been determined which meet the standards set forth in the SEC's Industry Guide 7. (In the case of industrial minerals, proven and probable ore reserves are those which are currently in production and being sold. Relative to the Admiral mine, the operation previously had proven and probable ore reserves, however, while on standby status, the mineable material moves from the ore reserve category to mineralized material. Once production is restarted, the mineralized material will reconvert to proven and probable ore reserves.) We have obtained a preliminary estimate on the mine from M. G. Bright, independent registered professional geologist, which identifies a total of approximately 13.7 million tons of high grade to ultra high grade (+94% to +98% CaCO3), high brightness (+95 GE Brightness @ -325 mesh) calcium carbonate mineralized material in place. The purchase also includes all associated infrastructure and equipment that the previous owner installed at a cost exceeding $20 million. The current mine covers only 15 acres; the entire property covers 572 acres of patented mining ground, and includes all operating permits and tideland leases. Less than 10% of the gross acreage has been explored and we believe additional resources may yet be discovered. We do not currently have plans to proceed with redevelopment of the mine but intend to hold it while Select pursues other previously identified opportunities. Select also owns the timber rights on the acreage and believes that value alone could repay the cost of acquisition of the property.

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

PART II

ITEM 5 Market Price Of The Registrant's Common Stock And Related Security Holder Matters

Our common stock trades on the American Stock Exchange under the symbol "TIV". The following table shows the high and low sales prices and high and low closing prices reported on AMEX for the years ended December 31, 2006 and 2005:

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

Performance Graph

The following table compares the performance of Tri-Valley Corporation's common stock with the performance of the Standard & Poor's 500 Composite Stock Index and the Amex Oil Index from December 31, 2001 through December 31, 2006. The table shows the appreciation of our common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The table and graph compares the yearly percentage change in the cumulative total stockholder return on $100 invested in our common stock with the cumulative total return of the two stock indices.

	December 31,
	2001	2002	2003	2004	2005	2006
Tri-Valley Corporation	100.00	87.50	275.00	764.38	486.25	593.13
S & P 500 Index	100.00	76.63	96.85	105.56	108.73	123.54
AMEX Oil Index	100.00	85.93	10.820	138.68	189.78	228.50

The stock performance graph assumes for comparison that the value of the Company's Common Stock and of each index was $100 on December 31, 2001 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

Equity Compensation Plan Information

The following table sets forth, for the Company's equity compensation plans, the number of options and restricted stock outstanding under such plans, the weighted-average exercise price of outstanding options, and the number of shares that remain available for issuance under such plans, as of December 31, 2006.

	Total securities to be issued upon exercise of outstanding options or vesting of restricted stock		Securities remaining available for future issuance under equity compensation
Plan category	Number	Weighted average exercise price	plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,581,850	$2.95	824,000

Equity compensation plans not approved by security holders	333,000	$0.50	-

Total	2,914,850	$2.67	824,000

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

ITEM 6 Selected Historical Financial Data

Year Ended December 31,
	2006	2005	2004	2003	2002
Income Statement Data:
Revenues	$ 4,936,723	$ 12,526,110	$ 4,498,670	$ 6,464,245	$ 6,284,908
Operating Income (Loss)	$ (5,881,276)	$ (4,919,707)	$ (1,097,999)	$ 456,109	$ 769,130
Loss from discontinued operations	$ (4,774,840)	$ (4,810,364)	$ (73,006)	$ 0.00	$ 0.00
Gain on disposal of discontinued operations	$ 9,715,604	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Net loss	$ (940,512)	$ (9,730,071)	$ (1,171,005)	$ 456,109	$ 769,130
Basic Earnings per share:
Loss from continuing operations	$ (0.25)	$ (0.22)	$ (0.05)	$ 0.02	$ 0.04
Income (loss) from discontinued operations, net	$ 0.21	$ (0.21)	$ (0.01)	$ 0.00	$ 0.00
Basic Earnings Per Share	$ (0.04)	$ (0.43)	$ (0.06)	$ 0.02	$ 0.04

Balance Sheet Data:
Property and Equipment, net	$ 12,076,043	$ 13,635,981	$ 1,778,208	$ 1,543,121	$ 1,974,501
Total Assets	$ 28,654,125	$ 19,738,730	$ 14,473,326	$ 8,341,782	$ 4,634,874
Long Term Obligations	$ 2,963,562	$ 4,528,365	$ 6,799	$ 16,805	$ 26,791
Stockholder's Equity	$ 16,643,618	$ 7,572,720	$ 6,796,903	$ 1,851,783	$ 1,262,306

No cash dividends have been declared.

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

Overview

Thanks to the acquisition of producing properties, TVOG's production and reserves are increasing while demand increases. While the trend for demand to outstrip available supplies is worldwide as well as national, we believe that it is particularly acute in California, our primary venue for exploration and production, which imports nearly 60% of its oil and nearly 90% of its natural gas demand. Oil prices tend to be set based on supply and demand, while natural gas prices seem to be more dependent on local conditions. We expect that gas prices will hold steady or possibly increase over this year. If, however, prices should fall, for instance due to new regulatory measures or the discovery of new and easily producible reserves or a terrorist attack that would reduce flying and traveling to create a temporary glut from reduced fuel use, our revenue from oil and gas sales would also fall.

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

Stock-Based Compensation. We adopted SFAS No. 123(R) to account for our stock option plan beginning January 1, 2006. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The modified prospective method was selected as described in SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure. Under this method, we recognize stock option compensation expense as if we had applied the fair value method to account for unvested stock options from the original effective date. Stock option compensation expense is recognized from the date of grant to the vesting date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the following assumptions. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding; The risk free rate for periods within the contractual life of the option is based on U.S. Treasury rates in effect at the time of grant.

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

Commitments and contingencies. We make judgments and estimates regarding possible liabilities for litigation and environmental remediation. We have no ongoing litigation. We routinely have clean-up and maintenance obligations in connection with oil and gas drilling and production activities, but we have never had a material environmental liability or claim. Actual costs can vary from such estimates for a variety of reasons. Environmental remediation liabilities are subject to change because of changes in laws and regulations; additional information obtained relating to the extent and nature of site contamination and improvements in technology. Under GAAP, a liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimated. See Note 11 of Notes to Consolidated Financial Statements included in Item 8 of our Consolidated Financial Statements for additional information regarding the Company's commitments and contingencies.

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

The following is a discussion of the Company's most critical accounting estimates, judgments and uncertainties that are inherent in the Company's application of GAAP:

Accounting for Oil and Gas Producing Activities

Accounting for Suspended Well Costs: The Company has adopted FASB Staff Position FAS 19-1, "Accounting for Suspended Well Costs" effective January 1, 2005. Under this guidance, management is required to expense the capitalized costs of drilling an exploratory well if proved reserves are not found unless reserves are found and the enterprise is making sufficient progress on assessing the reserves and the economic and operating viability of the project.

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

GVPS is a production services/well work over company whose services will primarily be contracted to TVOG. Operations began in the third quarter of 2006. However, from time to time GVPS may contract various units to third parties when not immediately need for TVOG prnojects.

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

We agreed in April 2006 to assist Duluth Metals Limited, a Canadian corporation, in its initial public offering and listing on the Toronto Stock Exchange. Duluth Metals is involved in the acquisition and exploration of copper, nickel and platinum group metals in the Duluth Complex in northern Minnesota. Duluth Metals is providing Select financial remuneration, stock options and assistance by Duluth Metals on the monetizing of Select and its properties as compensation for Select's providing management and technical assistance to Duluth Metals. Duluth Metals' initial offering became listed on the Toronto Stock Exchange on October 10, 2006. Select will continue to assist Duluth Metals in 2007 in its early stages of operation as Duluth Metals provides assistance to Select on the monetizing of Select and its properties.

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

In the fourth quarter, Select signed an exclusive agreement with the Trabits Group granting the right to evaluate up to 200 industrial minerals properties within Newmont Mining Corporation's property portfolio. The majority of these properties are located along Nevada rail corridors leading into California and Arizona. The evaluation of these properties will continue through 2007.

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

In 2006, we sold our interest in the Tri-Western Resources, LLC joint venture and an industrial site used for Tri-Western's mineral operations. These transactions had a total sales price of $13.8 million and resulted in a gain of about $9.7 million. The Company sold its interest in order to redeploy the capital into ventures it believes will increase share value at a faster rate. In 2005 we recognized no gain or loss on disposal of discontinued operations. See note 12 to the Consolidated Financial Statements for a schedule of pro forma results.

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

Costs and Expenses

Costs and expenses were $6.6 million less for the year ended December 31, 2006, compared to year end 2005. Mining exploration expenses were $3.6 million less for the period ended December 31, 2006 than for the same period in 2005, due to decreased mining exploration activity because of 2005 expenses incurred in the purchase of royalties and properties which were immediately expensed. Oil and gas lease activity expense was $388,700 for the year ended December 31, 2006 and $93,429 for the year ended December 31, 2005. The increase was mainly due to activity on the new oil and gas properties acquired at the end of 2005. Costs from drilling and development activities were $7.4 million less this year than in 2005 because of the decreased drilling activity (one well complete in 2005 and one well which drilling was in progress but not completed until January 2006), a $3.5 million frac job on the Ekho well and the redrill of the Sunrise well which was incurred in 2005. Operating costs on our recently formed Great Valley Production Services, LLC and our Great Valley Drilling Company, LLC were $566,000. In 2005 it was nothing. General and administrative costs were $2.6 million higher this year than last year due in large part to the increased activity in our minerals segment of the Company. Tri-Western Resources and Select Resources had greatly increased travel costs, start-up expenses, insurance premiums and fees to consulting geologists in 2006. In 2006, we recognized impairment costs of about $459,000, primarily from the Tracy Subthrust. This was a $369,000 increase from 2005.

We expect our costs and expenses to increase significantly in 2007 primarily due to drilling and workover activities on the Temblor, Pleasant Valley, and Moffat Ranch East properties.

Costs and expenses were $11.8 million more for 2005 than 2004. Mining exploration expenses were $3.1 million more for 2005 than in 2004, due to increased mining exploration activity, purchase of royalties and properties that had to be expensed, and start-up expenses associated with our industrial minerals operation. Oil and gas lease activity was $93,429 for 2005 and $144,101 for 2004. We did not spend as much for leases in 2005 compared to 2004 due to the expiration of some leases in 2005 that were not renewed. Costs from drilling and development activities were $7.0 million more in 2005 than in 2004 because of the increased drilling activity (one well complete in 2005) a $3.5 million frac job on the Ehko well and the redrill of the Sunrise well. General and administrative costs were $1.45 million higher in 2005 than in 2004 due in large part to the increased activity in our minerals segment of the Company in 2005. Tri-Western Resources and Select Resources had greatly increased travel costs, start-up expenses, insurance premiums and fees to consulting geologists in 2005, their first full year of operation.

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

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long term debt(1)	$ 1,120,101	$ 841,933	$ 786,267	$1,118,652	$ 3,866,953
Operating lease commitments (2)	371,280	371,280	30,940	-	773,500
Total contractual cash obligations	$ 1,491,381	$1,213,213	$ 817,207	$1,118,652	$ 4,640,453

(1)

Represents cash obligations for principal payments and interest payments on various loans that are all secured by the asset financed. For further detail, see Note 4 to the Consolidated Financial Statements.

(2)	Lease agreement of new corporate headquarters in Bakersfield, California, lease terms are until March 2011 at a monthly payment of $15,470. See Note 11 to the Consolidated Financial Statements.

Operating Activities

Net cash used by operating activities was $2.1 million for 2006, compared to $4.5 million in 2005. Net income increased by $8.8 million from a $9.7 million loss in 2005 to a $0.9 million loss in 2006. Stock based compensation costs increased from nothing in 2005 to $1.26 million in 2006. We adopted SFAS No. 123R "Shared Based Payment" on January 1, 2006 which required expensing of stock options. In 2005, had SFAS been implemented, we would have expensed $631,000. (See table in Note 2 of the financial statements) The costs for issuing warrants attached to restricted common stock in private placements were also new to 2006. Warrant cost increased to $247,000 from nothing in 2005. In 2006, we did not have any expense for property, mining claims & services paid with common stock, and while in 2005 we expensed $5.7 million. We had $1.0 million provided by an increase in accounts payable, compared to $0.05 million used by a decrease in accounts payable in 2005. The 2006 increase is due to the increase in accounts payable balances in the two recently formed drilling and production services subsidiaries.

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

During 2007, we expect to expend approximately $27 million on drilling activities. Funds for the majority of these activities will be provided by sales of partnership interests in the Opus-I drilling partnership, which will still be raising funds for development purposes. Tri-Valley's portion is expected to be approximately $7 million. We are finalizing results of four recent development test wells on our Temblor West producing property adjoining the South Belridge oil field in order to design the optimum development plan for the property. We expect to drill several wells there in 2007. Also, at our Pleasant Valley property in the Oxnard oilfield we project one vertical development test well, one horizontal injector and one horizontal producer in 2007. We will drill at least one shallow well in the Moffat Ranch East gas field and one deep wildcat exploration well for an aggregate expenditure in the range of $30 million of which Tri-Valley's share will be in the range of $7 million as most of the expense will be carried by joint venture partners. Our ability to complete our planned drilling activities in 2007 depends on some factors beyond our control, such as availability of equipment and personnel. Our actual capital commitments for fiscal year 2007 are less than $3 million, but to expend $ 27 million we will require additional capital from the OPUS partnership or other outside parties.

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

Should we choose to make an acquisition of producing oil and gas properties, such an acquisition would likely require that some portion of the purchase price be paid in cash, and thus would create the need for additional capital. Additional capital could be obtained from a combination of funding sources. The potential funding sources include:

- Cash flow from operating activities,
- Borrowings from financial institutions (which we typically avoid),
- Debt offerings, which could increase our leverage and add to our need for cash to service such debt (which we typically avoid),

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

ITEM 8: FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
INDEX

Page

Report of Independent Auditor	28

Consolidated Balance Sheets at December 31, 2006 and 2005	29

Consolidated Statements of Operations for the Years Ended
December 31, 2006, 2005 and 2004	31

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2006, 2005 and 2004	32

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006, 2005 and 2004	33

Notes to Consolidated Financial Statements	35

Supplemental Information about Oil and Gas Producing
Activities (Unaudited)	59

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Tri-Valley Corporation

We have audited the accompanying consolidated balance sheets of Tri-Valley Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board, the effectiveness of Tri-Valley Corporation's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2007 express an unqualified opinion on management's assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standard No. 123 (R), "Share-Based Payment".

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

March 29, 2007
Bakersfield, California

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets
Cash	$ 15,598,215	$ 4,876,921
Accounts receivable, trade	377,278	431,869
Prepaid expenses	42,529	42,529

Total current assets	16,018,022	5,351,319

Property and equipment, net
Proved properties	1,407,925	1,146,103
Unproved properties	2,792,340	3,009,564
Rigs	5,371,593	215,000
Other property and equipment	2,504,185	9,265,314

Total property and equipment, net (Note 3)	12,076,043	13,635,981

Other assets
Deposits	309,833	316,614
Investments in partnerships (Note 5)	17,400	17,400
Goodwill	212,414	212,414
Other	20,413	205,002

Total other assets	560,060	751,430

Total assets	$ 28,654,125	$ 19,738,730

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY
	December 31,
	2006	2005

Current liabilities
Notes payable	$ 619,069	$ 966,649
Notes payable - related parties	501,036	-
Accounts payable and accrued expenses	2,237,116	1,190,604
Amounts payable to joint venture participants	280,815	161,747
Advances from joint venture participants, net	5,408,909	5,318,645

Total current liabilities	9,046,945	7,637,645

Non-Current Liabilities
Due to joint ventures	-	201,748
Asset Retirement Obligation	216,714	92,108
Long-term portion of notes payable - related parties	698,963	-
Long-term portion of notes payable	2,047,885	4,234,509

Total non-current liabilities	2,963,562	4,528,365

Total liabilities	12,010,507	12,166,010

Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 23,546,655 and 22,806,176 issued and
outstanding at December 31, 2006, and 2005	23,407	22,806
Less: common stock in treasury, at cost,
100,025 shares at December 31, 2006 and 2005.	(13,370)	(13,370)

Capital in excess of par value	28,692,780	25,629,775
Additional paid in capital - warrants	247,313	-
Additional paid in capital - stock options	1,262,404	-
Additional paid in capital - Great Valley Drilling Company, LLC and Great Valley Production Services Company LLC	5,438,087	-
Accumulated deficit	(19,007,003)	(18,066,491)

Total stockholders' equity	16,643,618	7,572,720

Total liabilities and stockholder's equity	$ 28,654,125	$ 19,738,730

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004

Revenues
Sale of oil and gas	$ 1,029,606	$ 901,159	$ 799,474
Rig income	873,368	-	-
Royalty income	-	883	674
Partnership income	45,000	30,000	30,000
Interest income	72,707	118,608	45,990
Drilling and development	2,497,256	11,422,234	3,559,500
Other income	418,786	53,226	63,032

Total revenues	4,936,723	12,526,110	4,498,670

Costs and expenses
Mining exploration costs	510,583	4,112,717	994,151
Production costs	388,700	93,429	144,101
Drilling and development	1,799,792	9,267,621	2,224,793
Rig operating expenses	566,649	-	-
General and administrative	6,110,921	3,521,311	2,066,198
Interest	396,672	118,047	33,332
Depreciation, depletion and amortization	585,439	242,527	21,699
Impairment of acquisition costs	459,243	90,165	112,395
Total costs and expenses	10,817,999	17,445,817	5,596,669

Loss from continuing operations, before income taxes and discontinued operations	(5,881,276)	(4,919,707)	(1,097,999)
Tax provision	-	-	-

Loss from continuing operations, before discontinued operations	(5,881,276)	(4,919,707)	(1,097,999)

Loss from discontinued operations (Note 12)	(4,774,840)	(4,810,364)	(73,006)
Gain on disposal of discontinued operations (Note 12)	9,715,604	-	-

Net loss	$ (940,512)	$ (9,730,071)	$ (1,171,005)

Basic net loss per share:
Loss from continuing operations	$ (0.25)	$ (0.22)	$ (0.05)
Income (loss) from discontinued operations, net	$ 0.21	$ (0.21)	$ (0.01)
Basic loss per common share	$ (0.04)	$ (0.43)	$ (0.06)

Weighted average number of shares outstanding	23,374,205	22,426,580	20,507,342

Potentially dilutive shares outstanding	26,377,537	25,030,468	23,060,942

No dilution is reported since net income is a loss per SFAS 128

31
The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional	Additional
					Paid in	Paid in
	Total			Capital in	Warrants &	Capital	Common	Accumu-
	Common	Treasury	Par	Excess of	Stock	GVDC /	Stock	lated	Treasury	Stockholders'
	Shares	Shares	Value	Par Value	Options	GVPS	Receivable	Déficit	Stock	Equity

Balance at December 31, 2003	20,097,627	100,025	$ 20,115	$ 9,010,453	-	-	-	$(7,165,415)	$(13,370)	$ 1,851,783
Issuance of common stock	1,738,425	-	1,721	6,761,354	-	-	-	-	-	6,763,075
Stock issuance cost	-	-	-	(646,200)	-	-	-	-	-	(646,200)
Common stock receivable	-	-	-	-	-	-	(750)	-	-	(750)
Net loss	-	-	-	-	-	-	-	(1,171,005)	-	(1,171,005)

Balance at December 31, 2004	21,836,052	100,025	21,836	15,125,607	-	-	(750)	(8,336,420)	(13,370)	6,796,903

Issuance of common stock	970,124	-	970	9,199,610	-	-	-	-	-	9,200,580
Stock issuance cost	-			(432,067)	-	-	-	-	-	(432,067)
Common stock receivable	-			-	-	-	750	-	-	750
Drilling program equity	-			1,736,625	-	-	-	-	-	1,736,625
Net loss	-	-	-	-	-	-	-	(9,730,071)	-	(9,730,071)
					-
Balance at					-
December 31, 2005	22,806,176	100,025	$ 22,806	$25,629,775	-	-	-	$(18,066,491)	$(13,370)	$ 7,572,720

Issuance of common stock	740,479		601	3,373,745	-	-	-	-	-	3,374,346
Stock issuance cost	-	-	-	(310,740)	-	-	-	-	-	(310,740)
Warrants (see note 10)	-	-	-	-	$ 247,313	-	-	-	-	247,313
Stock Based Compensation (see note 5)	-	-	-	-	1,262,404	-	-			1,262,404
Great Valley Drilling / GVPS	-	-	-	-	-	$ 5,438,087	-			5,438,087
Net loss	-	-	-	-	-	-	-	(940,512)	-	(940,512)
Balance at
December 31, 2006	23,546,655	100,025	$ 23,407	$28,692,780