Form 10-K/A
period 2006-12-31
TRI VALLEY CORP
filed 2007-04-25
CIK 22551

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

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004

CASH PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$ (940,512)	$(9,730,071)	$(1,171,005)
Loss from discontinued operations	4,774,840	4,810,364	73,006
Gain on disposal of discontinued operations, net	(9,715,604)	-	-

Loss from continuing operations	(5,881,276)	(4,919,707)	(1,097,999)
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Depreciation, depletion, and amortization	585,439	242,527	21,699
Impairment, dry hole and other disposals of property	459,243	90,165	112,395
Stock-based compensation costs, net of taxes	1,262,404	-	-
Warrant costs from issuance of restricted common stock	247,313	-	-
(Gain) or loss on sale of property	-	131,766	-
Property, mining claims & services paid with common stock	-	5,666,575	804,180
Changes in operating capital:
(Increase) decrease in accounts receivable	85,419	(89,862)	(28,183)
(Increase) decrease in prepaids	-	53,527	(31,719)
(Increase) decrease in deposits and other assets	(19,088)	(14,874)	87,671
Increase (decrease) in income taxes payable	-	-	(39,000)
Increase (decrease) in accounts payable and accrued expenses	635,880	(445,454)	552,064
Increase (decrease) in amounts payable to joint venture participants and related parties	(82,680)	263,380	8,840
Increase (decrease) in advances from joint venture
participants	90,264	(1,003,031)	674,526

Net cash provided by (used in) continuing operations	(2,617,082)	(24,988)	1,064,474
Net cash provided by (used in) discontinued operations	543,073	(4,446,650)	(41,287)
Net Cash Provided (Used) by Operating Activities	(2,074,009)	(4,471,638)	1,023,187

CASH PROVIDED (USED) BY INVESTING ACTIVITIES
Proceeds from sale of property	461,752	-	-
Proceeds from sale of discontinued operations	13,838,625	-	-
Capital expenditures	(5,760,034)	(6,494,822)	(242109)
(Investment in) advance to joint project	-	-	(150,000)

Net cash provided by (used in) continuing operations	8,540,343	(6,494,822)	(392,109)
Net cash provided by (used in) discontinued operations	(225,042)	(4,256,602)	(127,072)

Net Cash Provided (Used) by Investing Activities	8,315,301	(10,751,424)	(519,181)

33
The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2006	2005	2004

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
Proceeds from long-term debt	1,017,559	-	-
Proceeds from long-term debt - related parties	1,200,000	3,666,765	-
Principal payments on long-term debt	(4,909,204)	(311,673)	(10,006)
Net proceeds from additional paid in capital - Great Valley Drilling Company, LLC /Great Valley Production Company, LLC	5,438,087	-	-
Net Proceeds from issuance of common stock	2,442,890	3,101,938	5,310,224

Net cash provided by (used in) continuing operations	5,189,332	6,457,030	5,301,939
Net cash provided by (used in) discontinued operations	(709,330)	1,830,033	-

Net Cash Provided (Used) by Financing Activities	4,480,002	8,287,063	5,301,939

Net Increase (Decrease) in Cash and Cash Equivalents	$10,721,294	$(6,935,999)	$ 5,805,945

Cash at Beginning of Year	4,876,921	11,812,920	6,006,975

Cash at End of Year	$ 15,598,215	$ 4,876,921	$11,812,920

Interest paid	$ 352,815	$ 377,943	$ 33,332

Income taxes paid	$ -	$ -	$ -

Property & services paid with common stocks	$ 620,716	$ 2,662,075	$ 92,200

Stock issued to exchange mining claims	$ -	$ 3,004,500	$ 712,000

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

History and Business Activity

Tri-Valley Corporation ("TVC" or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and precious metals properties and interests therein. Tri-Valley has five subsidiaries. Tri-Valley Oil & Gas Company ("TVOG") operates the oil & gas activities and derives the majority of its revenue from oil and gas; Select Resources which handles all precious and industrial mineral interests; Great Valley Production Services, Inc., which was formed in February 2006 to operate oil production, rigs, primarily for TVOG; Great Valley Drilling Company which was formed in 2006 to operate oil drilling rigs, primarily for third parties and Tri-Valley Power Corporation which is inactive (see Item 1 Business for detail of GVPS and GVDC). The Company sold its joint venture interest in Tri-Western Resources, LLC on November 15, 2006. GVPS had paid in capital of $3,881,447 as of December 31, 2006. GVDC's paid in capital was $1,556,640 as of December 31, 2006.

The Company conducts its oil and gas business primarily through Tri-Valley Oil & Gas Company. TVOG is engaged in the exploration, acquisition and production of oil and gas properties. Substantially all of the Company's oil and gas reserves are located in California.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impairment of Long-lived and Intangible Assets

The Company evaluates its long-lived assets (property, plant and equipment) and definite-lived intangible assets for impairment whenever indicators of impairment exist, or when it commits to sell the asset. The accounting standards require that if the sum of the undiscounted expected future cash flows from a long-lived asset or definite-lived intangible asset is less than the carrying value of that asset, an asset impairment charge must be recognized. The amount of the impairment charge is calculated as the excess of the asset's carrying value over its fair value, which generally represents the discounted future cash flows from that asset, or in the case of assets the Company evaluates for sale, at fair value less costs to sell. A number of significant assumptions and estimates are involved in developing operating cash flow forecasts for the Company's discounted cash flow model, sales volumes and prices, costs to produce, working capital changes and capital spending requirements. The Company considers historical experience, and all available information at the time the fair values of its assets are estimated. However, fair values that could be realized in an actual transaction may differ from those used to evaluate the impairment of long-lived assets and definite-lived intangible assets. Therefore, assumptions and estimates used in the determination of impairment losses may affect the carrying value of long-lived and intangible assets, and possible impairment expense in the Company's Consolidated Financial Statements.

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

As of January 1, 2005, the Company adopted FASB Staff Position FAS 19-1, "Accounting for Suspended Well Costs." Upon adoption of the FSP, the Company evaluated all existing capitalized exploratory well costs under the provisions of the FSP. As a result, the Company determined that there were no capitalized costs of exploratory wells during 2006, 2005 and 2004, and does not include amounts that were capitalized and subsequently expensed in the same period.

Asset retirement obligations.  The Company has significant obligations to remove tangible equipment and facilities and to restore land at the end of oil and gas production operations. The Company's removal and restoration obligations are primarily associated with plugging and abandoning wells and removing and disposing of oil and gas wells. Estimating the future restoration and removal costs is difficult and requires management to make estimates and judgments because most of the removal obligations are many years in the future and contracts and regulations often have vague descriptions of what constitutes removal. Asset removal technologies and costs are constantly changing, as are regulatory, political, environmental, safety and public relations considerations.

On January 1, 2003, the Company adopted the provisions of SFAS 143. SFAS 143 significantly changed the method of accruing for costs an entity is legally obligated to incur related to the retirement of fixed assets. SFAS 143, together with the related FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143" ("FIN 47"), requires the Company to record a separate liability for the discounted present value of the Company's asset retirement obligations, with an offsetting increase to the related oil and gas properties on the balance sheet.

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

The Company's asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. The following table summarizes the Company's asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the years ended December 31, 2006, 2005, and 2004.

	December 31,	December 31,	December 31,
	2006	2005	2004

Beginning asset retirement obligations	$ 92,108	$ 0	$ 0

Liabilities assumed in acquisitions	111,364(2)	92,108(1)	0
Accretion of discount	13,242

Ending asset retirement obligations	$ 216,714	$ 92,108	$ 0

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Oil and Gas Property and Equipment (Successful Efforts, continued)

(1)	The Company's portion of the liability for the plugging and abandonment of the wells acquired from the Temblor Valley, Pleasant Valley and previous acquisitions.

(2)	The Company's portion of the liability for the plugging and abandonment of the wells acquired from the C & L/Crofton & Coffee lease, the Claflin lease and the SP/Chevron lease.

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

Stock Based Compensation Plans /Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment" ("SFAS No. 123 (R)"). This Statement revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective and was adopted in the first quarter of 2006. The Company adopted SFAS No. 123(R) using the modified prospective method, whereby the Company expensed the remaining portion of the requisite service under previously granted unvested awards outstanding as of January 1, 2006 and new share-based payment awards granted or modified after January 1, 2006. The Company used the Black-Scholes valuation method to estimate the fair value of its options. The Company calculates that implementation of SFAS No. 123(R) resulted in additional expense related to share-based employee and director compensation of approximately $1,270,000 before tax in 2006. See Note 5 to the Consolidated Financial Statements in Item 8 for a further discussion related to the Company's Stock Incentive Plan.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation Plans /Share-Based Payment (continued)

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

Warrants are accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments and (EITF 00-27)

The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee stock options for purposes of SFAS No. 123R, except that the expected life of the warrant is used.  Under these guidelines, the Company allocates the value of the proceeds received. The price allocated for the warrants is calculated by subtracting the current market price of the stock from the total proceeds of the sale of the restricted stock with the warrant attached. The allocated fair value is recorded as capital paid in - warrants. This allocated fair value of the proceeds from the sale of warrants is subtracted from the value of the warrants using the Black-Scholes valuation method to calculate the stock issuance expense.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements

Asset Retirement Obligation

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations.", Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, "Accounting for Asset Retirement Obligations", refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred-generally upon acquisition, construction, or development and/or through the normal operation of the asset. We have adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on our 2005 or 2006 consolidated financial statements, and we do not expect this pronouncement to have a significant effect on our future reported financial position or earnings.

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

Accounting for Certain Hybrid Financial Instruments

In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 was issued. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for our fiscal year beginning after December 31, 2006. We will adopt this Interpretation in the first quarter of 2007 and do not expect the adoption to have a material impact on our financial position or results of operations.

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109" ("FIN 48"). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this Interpretation in the first quarter of 2007 and do not expect the adoption to have a material impact on our financial position or results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning subsequent to November 15, 2007. We will adopt this Statement in the first quarter of 2008 and do not expect the adoption to have a material impact on our financial position or results of operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (Continued)

Effects of Prior Year Misstatements

In September 2006, Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." Registrants must quantify the impact on current period financial statements of correcting all misstatements, including both those occurring in the current period and the effect of reversing those that have accumulated from prior periods. This SAB was adopted at December 31, 2006. The adoption of SAB No. 108 had no effect on our financial position or on the results of our operations.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity's election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective beginning January 1, 2008 and we are evaluating this pronouncement, but do not expect the adoption to have a material impact on our financial position or results of operations.

Change in categorization of rigs

Due to our rapidly growing rig operations, we created a separate category in 2006 for our rig equipment. In 2005 rig equipment was included in other property and equipment. For comparability purposes, those amounts are now shown separately.

NOTE 3 - PROPERTY AND EQUIPMENT

Properties, equipment and fixtures consist of the following:

	December 31,
	2006	2005
Oil and gas - California
Proved properties, gross	$ 2,169,496	$ 1,795,653
Accumulated depletion	(761,571)	(649,550)
Proved properties, net	1,407,925	1,146,103
Unproved properties	2,792,340	3,009,564
Total oil and gas properties	4,200,265	4,155,667

Rigs	5,444,646	215,000
Accumulated depreciation	(73,053)	-
Total Rigs	5,371,593	215,000

Other property and equipment
Land	21,281	21,281
Building	45,124	2,739,442
Leasehold improvements	-	577,619
Machinery and Equipment	2,414,824	4,881,271
Vehicles	407,739	1,414,416
Transmission tower	51,270	51,270
Office furniture and equipment	159,241	202,587
	3,099,479	9,887,886
Accumulated depreciation	(595,294)	(622,572)
Total other property and equipment, net	2,504,185	9,265,314

Property and equipment, net	$ 12,076,043	$ 13,635,981

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

The expected exercise life is based on management estimates of future attrition and early exercise rates after giving consideration to recent employee exercise behavior. Expected dividend yield is based on the Company's dividend history and anticipated dividend policy. Expected volatility is based on historical volatility for the Company's common stock. The risk-free interest rate is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option.

The following table summarizes information about fixed stock options outstanding at December 31, 2006:

	Number Outstanding	Number Outstanding & exercisable	Weighted- Average	Weighted- Average	Intrinsic Value(1) at December 31,
Range of Exercise Prices	at December 31, 2006	at December 31, 2006	Remaining Contractual Life	Exercise Price	2006 (in thousands)

$.50 - $10.00	2,914,850	2,674,850	3.6 years	$2.26	$19,340

(1) Based on the difference between the exercise price per share and the $9.49 market price per share as of December 31, 2006

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Number Outstanding	Number Outstanding & exercisable	Weighted- Average	Weighted- Average	Intrinsic Value(2) at December 31,
Range of Exercise Prices	at December 31, 2005	at December 31, 2005	Remaining Contractual Life	Exercise Price	2005 (in thousands)

$.50 - $10.00	2,757,600	2,647,600	4.2 years	$1.70	$16,097

(2) Based on the difference between the exercise price per share and the $7.78 market price per share as of December 31, 2005.

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Employee Stock Options (continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Number Outstanding	Number Outstanding & exercisable	Weighted- Average	Weighted- Average	Intrinsic Value(3 at December 31,
Range of Exercise Prices	at December 31, 2004	at December 31, 2004	Remaining Contractual Life	Exercise Price	2004 (in thousands)

$.50 - $2.43	2,553,600	2,553,600	5.2 years	$1.28	$27,960

(3) Based on the difference between the exercise price per share and the $12.23 market price per share as of December 31, 2004

Unrecognized Compensation Expense. At December 31, 2006 there was $907,000 of unrecognized compensation expense related to unvested awards granted under the Company's stock option plan. This amount is expected to be charged to expense over a weighted-average period of 2 years.

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

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

A summary of the status of the Company's nonvested options as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

	Number of Shares	Weighted- Average Grant- Date Fair Value

Nonvested at December 31, 2005	115,000	$ 8.59

Granted	445,000	$ 6.19
Vested	(315,000)	$ 6.99

Nonvested at December 31, 2006	245,000	$ 6.95

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

Notes Payable

On March 21, 2006, a promissory note was issued to F. Lynn Blystone and Patricia L. Blystone in the amount of $150,000. Mr. Blystone is the Chairman, President and Chief Executive Officer of Tri-Valley Corporation. The note is to be paid on an interest only basis of 1.0% per month and to be paid in full on or before April 21, 2007. The

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Notes Payable (continued)

note is secured by a six percent (6%) overriding royalty interest in the Temblor Valley production. The purpose was to provide interim funding for increased bonding requirements with the California Division of Oil, Gas and Geothermal Resources resulting from the acquisition of more wells by the Company. This note was paid in full in March 2007.

A note was issued payable to Gary D. Borgna and Julie R. Borgna, and Equipment 2000 dated December 30, 2006; secured by Rig Equipment; imputed interest at 8.00%; payable in 120 monthly installments of $9,100 and a payment of $300,000 paid on January 3, 2007. Face amount was $1,392,000 before the discount of $342,000 which resulted in a principal amount of $1,050,000. As part of the total purchase price of the drilling rig and equipment, 54,870 shares of Tri-Valley's restricted common stock was issued at a value of $9.49 per share, or $520,716.

NOTE 6 - EARNINGS PER SHARE

Year	Full Year Basic Earnings (Loss) Per Share	Weighted- Average Shares Outstanding	Weighted-Average Potentially Dilutive Shares Outstanding
2006	$ (0.04)	23,374,205	26,377,537
2005	$ (0.43)	22,426,580	25,030,468
2004	$ (0.06)	20,507,342	23,060,942

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

The components of the net deferred tax assets were as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$ 5,398,000	$ 5,184,000	$ 776,000
Statutory depletion carryforwards	496,000	384,000	356,000

Total deferred tax assets	5,894,000	5,568,000	1,132,000
Valuation allowance	(5,894,000)	(5,568,000)	(1,132,000)

Net deferred tax assets	$ -	$ -	$ -

50
NOTE 7 - INCOME TAXES (Continued)

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

	December 31,	December 31,	December 31,
	2006	2005	2004
Income (loss) before tax	$ (940,512)	$ (9,730,071)	$ (1,171,005)

Computed "expected" tax (benefit)	$ (376,000)	$ (3,892,000)	$ (468,000)
State tax liability	-	-	-

Utilization (non-utilization) of operating loss carryover	376,000	3,892,000	468,000
Total income tax provision	$ -	$ -	$ -

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

NOTE 9 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

The Company's operations are classified into three principal industry segments. Following is a summary of segmented information for 2006, 2005, and 2004:

	Oil and Gas			Drilling and
	Production	Rig	Minerals	Development	Total
Year ended December 31, 2006
Revenues from external customers	$ 1,212,116	$ 1,033,539	$ 178,500	$ 2,497,256	$ 4,921,411

Interest revenue	$ 72,707	$ -	$ -	$ -	$ 72,707

Interest expense	$ 26,834	$ 2,373	$ 267,465	$ -	$ 396,672

Operating income (loss)	$ 640,475	$ 306,719	$ (465,153)	$ 697,465	$ 1,179,506

Expenditures for segment assets	$ 1,146,146	$ 5,444,646	$ 15,000	$ -	$ 6,605,792

Depreciation, depletion, and amortization	$ 159,289	$ 81,530	$ 344,620	$ -	$ 585,439

Total assets	$18,517,488	$ 7,853,046	$ 2,283,591	$ -	$ 28,654,125

Estimated income tax benefit(expense)	$ -	$ -	$ -	$ -	$ -

Net income (loss)	$(4,638,280)	$ (51,343)	$ 3,051,646 *	$ 697,465	$ (940,512)

* In the fourth quarter we sold our interest in Tri-Western Resources and an associated industrial site for a net gain of $9,715,604. See note 12 for a pro forma schedule.

NOTE 9- FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas		Drilling and
	Production	Minerals	Development	Total
Year ended December 31, 2005

Revenues from external customers	$ 932,042	$ 200	$ 11,422,234	$ 12,354,476

Interest revenue	$ 118,609	$ 2,295	$ -	$ 120,904

Interest expense	$ 2,115	$ 375,829	$ -	$ 377,944

Operating income (loss)	$ (2,248,486)	$ (3,610,142)	$ 2,154,613	$ (3,704,015)

Expenditures for segment assets	$ 1,260,884	$ 9,490,540	$ -	$ 10,751,424

Depreciation, depletion, and amortization	$ 58,319	$ 442,134	$ -	$ 500,453

Total assets	$ 8,427,037	$ 9,614,726	$ 1,696,967	$ 19,738,730

Estimated income tax benefit(expense)	$ -	$ -	$ -	$ -

Net income (loss)	$ (5,615,595)	$ (6,269,089)	$ 2,154,613	$ (9,730,071)

Year ended December 31, 2004

Revenues from external customers	$ 830,148	$ -	$ 3,559,500	$ 4,389,648

Interest revenue	$ 45,990	$ -	$ -	$ 45,990

Interest expense	$ 33,332	$ -	$ -	$ 33,332

Operating income (loss)	$ 1,761,815	$ (1,029,898)	$ 258,939	$ 990,856

Expenditures for segment assets	$ 369,181	$ -	$ -	$ 369,181

Depreciation, depletion, and amortization	$ 21,699	$ -	$ -	$ 21,699

Total assets	$ 14,473,326	$ -	$ -	$ 14,473,326

Estimated income tax benefit (expense)	$ -	$ -	$ -	$ -

Net income (loss)	$ (400,046)	$ (1,029,898)	$ 258,939	$ (1,171,005)

53
NOTE 10 - COMMON STOCK and WARRANTS

Common Stock

During 2006 the Company issued the following shares of common stock. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

-

During the year various directors and employees of the Company exercised stock options previously granted. The new shares issued pursuant to the stock option plan amounted to 237,593 shares. Cash consideration received totaled to $318,375.

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

Warrants are accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments and (EITF 00-27. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of SFAS No. 123R, except that the expected life of the warrant is used.  Under these guidelines, the Company allocates the value of the proceeds received. The price allocated for the warrants is calculated by subtracting the current market price of the stock from the total proceeds of the sale of the restricted stock with the warrant attached. The allocated fair value is recorded as capital paid in - warrants. This allocated fair value of the proceeds from the sale of warrants is subtracted from the value of the warrants using the Black-Scholes valuation method to calculate the stock issuance expense.

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

Sale of interest in Tri-Western Resources, LLC and an industrial minerals site - Pro Forma Information

In 2006, the company had a $9,715,604 gain on disposal of discontinued operations.

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

TRI-VALLEY CORPORATION

UNAUDITED PROFORMA CONDENSED CONSOLIDATED STATEMENT OF LOSSES
DECEMBER 31, 2006

For the year ended December 31, 2006
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$ 4,936,723	$ -	$ 4,936,723
Total Costs and Expenses	$ 10,817,999	$ -	$ 10,817,999
Net loss from continued operations	$ (5,881,276)	$ -	$ (5,881,276)
Loss from discontinued operations	$ (4,774,840)	$ (4,774,840)	$ -
Gain from sell of discontinued operations	$ 9,715,604	$ 9,715,604	$ -
Net loss	$ (940,512)	$ 4,940,764	$ (5,881,276)
Continued operations loss per common share	$ (0.25)	$ -	$ (0.25)
Discontinued operations earnings per common share	$ 0.21	$ 0.21	$ 0.00
Basic loss per common share	$ (0.04)	$ (0.21)	$ (0.25)
Weighted average number of shares outstanding	23,374,205	-	23,374,205
Potentially dilutive shares outstanding	26,377,537	-	26,377,537

For the year ended December 31, 2005
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$ 12,526,110	$ -	$ 12,526,110
Total Costs and Expenses	$ 17,445,817	$ -	$ 17,445,817
Net loss from continued operations	$ (4,919,707)	$ -	$ (4,919,707)
Loss from discontinued operations	$ (4,810,364)	$ (4,810,364)	$ -
Net loss	$ (9,730,071)	$ (4,810,364)	$ (4,919,707)
Continued operations loss per common share	$ (0.43)	$ 0.21	$ (0.22)
Basic loss per common share	$ (0.43)	$ 0.21	$ (0.22)
Weighted average number of shares outstanding	22,426,580	-	22,426,580
Potentially dilutive shares outstanding	25,030,468	-	25,030,468

For the year ended December 31, 2004
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$ 4,498,670	$ -	$ 4,498,670
Total Costs and Expenses	$ 5,596,669	$ -	$ 5,596,669
Net loss from continued operations	$ (1,097,999)	$ -	$ (1,097,999)
Loss from discontinued operations	$ (73,006)	$ (73,006)	$ -
Net loss	$ (1,171,005)	$ (73,006)	$ (1,097,999)
Continued operations loss per common share	$ (0.06)	$ 0.01	$ (0.05)
Basic loss per common share	$ (0.06)	$ 0.01	$ (0.05)
Weighted average number of shares outstanding	20,507,342	-	20,507,342
Potentially dilutive shares outstanding	23,060,942	-	23,060,942

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

59
Supplemental Information (unaudited)

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

Supplemental Information (Unaudited)

Changes In Standardized Measure Of Discounted Future Net Cash Flow From Proved Reserve Quantities (Continued)

The "Net change in income taxes" is computed as the change in present value of future income taxes.

	December 31,	December 31,	December 31,
	2006	2005	2004

Standardized measure - beginning of period	$ 7,056,072	$ 1,958,238	$ 2,270,632

Sales of oil and gas produced, net of production costs	(640,515)	(807,930)	(655,373)
Revisions of estimates of reserves provided in prior years:
Net changes in prices	(2,215,972)	1,412,965	1,705,515
Revisions of previous quantity estimates	(2,512,220)	1,630,965	-
Extensions and discoveries	-	11,345,272	270,891
Property acquisition	2,370,080	-	-
Accretion of discount	434,411	(6,204,768)	248,494
Changes in production and development costs.	1,566,035	(1,580,186)	(1,658,785)
Net change in income taxes	63,404	(698,484)	223,137

Net increase (decrease)	(934,777)	5,097,834	(312,394)

Standardized measure - end of period	$ 6,121,295	$ 7,056,072	$ 1,958,238

Supplemental Information (unaudited)

Quarterly Financial Data (unaudited)

2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$ 369,765	$ 978,340	$ 1,356,311	$ 2,532,307

Net Income (Loss)	$ (3,064,107)	$ (3,240,179)	$ (2,673,198)	$ 8,036,972*

Net Income per Common Share - Basic	$ (0.13)	$ (0.14)	$ (0.11)	$ 0.34

* In the fourth quarter we sold Tri-Western Resources and an associated building for a net gain of $9,715,604.
See note 12 to the Consolidated Financial Statements for a pro forma schedule.

2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$ 202,108	$ 1,846,630	$ 6,781,574	$ 3,698,294

Net Income (Loss)	$ (3,375,111)	$ (717,680)	$ (345,932)	$ (5,291,348)

Net Income (Loss) per Common Share	$ (0.15)	$ (0.03)	$ (0.02)	$ (0.23)

2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
			(restated)	(restated)
Operating Revenues	$ 1,386,281	$ 1,134,910	$ 223,006	$ 1,754,473

Net Income (Loss)	$ 255,258	$ (940,409)	$ (479,104)	$ (6,750)

Net Income (Loss) per Common Share	$ 0.01	$ (0.05)	$ (0.02)	$ (0.00)

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of material weaknesses in internal controls as of December 31, 2006 as discussed in Management's Report on Internal Control.

Changes in the Company's internal control over financial reporting that occurred during the fourth fiscal quarter of 2006 resulted from the changes in our current operating environment, including the sale of our interest in Tri Western, the adoption of recent accounting pronouncements and other operating conditions may have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management's Report on Internal Control over Financial Reporting

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

64
transactions are recorded as necessary to permit preparation of financial statements and disclosures in accordance with generally accepted accounting principles. Such transactions included:

-	Proved and unproved properties
-	Loans guaranteed with restricted common stock;
-	Deferred income taxes;
-	Discontinued operations from the sale of our interest in Tri-Western Resources; and
-	Share-based payment arrangements

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

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2006 has been audited by Brown Armstrong Paulden McCown Starbuck & Keeter Accountancy Corporation, an independent registered public accounting firm, as stated in their report, which is included herein.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment: A lack of controls, or ineffective application of controls related to the initiation, recording, and processing of material, complex transactions involving share-based payments, deposits, accounting for income taxes, evaluation of proved properties, and discontinued operations that would ensure such transactions are recorded as necessary to permit preparation of financial statements and disclosures in accordance with generally accepted accounting principles. As a result, the potential effect on the financial statement presentation could have been an overstatement of assets, liabilities, and shareholders equity, as well as deficient disclosure in the notes to the financial statements, that were not initially discovered by the Company's system of internal controls. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 financial statements, and this report does not affect our report dated March 29, 2007 on those financial statements, which expressed an unqualified opinion.

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

BROWN ARMSTRONG PAULDEN McCOWN STARBUCK THORNBURGH & KEETER ACCOUNTANCY CORPORATION Bakersfield, CA March 29, 2007

PART III

ITEM 10 Directors and Executive Officers of the Registrant

All of our directors serve one year terms from the time of their election to the time their successor is elected and qualified. The following information is furnished with respect to each director and executive officer:

		Year First
		Became Director or	Position With
Name of Director	Age	Executive Officer	Company

F. Lynn Blystone	71	1974	President, CEO, Director, TVC
			CEO and Director, TVOG
			President, CEO, Director, TVPC
			CHOB, CEO, Director Select

Dennis P. Lockhart(1)	59	1982	Director

Milton J. Carlson(1) (3)	76	1985	Director

Loren J. Miller(1)	61	1992	Director

Henry Lowenstein, Ph.D(2)	52	2005	Director

William H."Mo"Marumoto(2)(3)	71	2005	Director

G. Thomas Gamble(2)	45	2006	Director

Thomas J. Cunningham	64	1997	VP, CAO, Treasurer and
			Secretary, TVC, TVOG, and TVPC
			Director Select

Arthur M. Evans	58	2005	Chief Financial Officer

Joseph R. Kandle	64	1999	President, TVOG

Henry J. "Rick" Sandri	54	2005	President, Select

(1)- Member of Audit Committee
(2)- Member of Compensation Committee
(3)- Member of Nominating and Corporate Governance Committee

F. Lynn Blystone - 71	President and Chief Executive Officer of Tri-Valley Corporation and Tri-Valley Power Corporation, CEO of Tri-Valley Oil & Gas Company and Select Resources Corporation, which are three wholly owned subsidiaries of Tri-Valley Corporation - Bakersfield, California	1974

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

William H. "Mo" Marumoto - 71	Director	2005

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

A graduate of UCLA, Mr. Gamble is a successful rancher and businessman with current active investments in agriculture, food processing, educational services, oil, gas and minerals. In 2003, the California State Senate proclaimed privately owned Davies and Gamble, which produces critically acclaimed wines in California's Napa Valley, its Green Entrepreneur Of The Year, and in 2005, Mozzarella Fresca, the nation's premier producer of fresh Italian cheeses, of which he is a director and original investor, received the Certificate of Special Congressional Recognition as business of the year. He is also a director and original investor in Boston Reed College which provides educational opportunities to busy adults seeking stable and growing careers in the California health care industry. Mr. Gamble is an independent member of our Board of Directors.

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

Named as Tri-Valley Corporation's chief financial officer in November 2005. Mr. Evans has a full range of accounting, mergers and acquisitions and financial management experience in several industries as well as oil, gas and mining and with Fortune 500 companies as well as independents like Tri-Valley. He held several senior financial management positions with Getty Oil and Texaco. He holds a B.S. in accounting from Weber State University, a M.B.A. in finance from Golden State University and a M.S. in systems management from the University of Southern California. His professional designations include Certified Public Accountant, Certified Management Accountant and Certified Financial Manager.

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

Personnel and Compensation Committee

The independent directors that serve on the personnel and compensation committee are William H. "Mo" Marumoto, Chair, Dr. Henry Lowenstein and G. Thomas Gamble as of year-end 2006.

Nominating and Corporate Goverance Committee

The independent directors that serve on the Nominating and Corporate Governance Committee are Milton Carlson, Chair, and William H. "Mo" Marumoto.

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

REPORT OF THE COMPENSATION COMMITTEE
ON ANNUAL COMPENSATION OF EXECUTIVE OFFICERS

The Board's Compensation Committee, currently composed of Messrs. William H. "Mo" Marumoto, Chair and Dr. Henry Lowenstein, administers the Company's compensation plans, reviews and approves executive compensation and makes recommendations to the Board concerning such compensation and related matters. This report relates to the Compensation Committee's policies for the Company's executive officers, including the Named Executive Officers, for fiscal year 2006.

Compensation Discussion and Analysis

 Overview.   In fiscal year 2006, the Compensation Committee undertook a strategic review of the Company's total officer compensation, which was performed in consultation with the Compensation Committee by a team comprised of representatives of the Company's executive management, finance department and outside compensation consultants. This strategic review was initiated by the Compensation Committee in response to the Company's long range business plan and involved an review of market benchmarks for competitive pay and benefits policies, the Company's long range business plan and the Company's culture and values. Based on this review, the Compensation Committee's and the Company's policies and goals for executive compensation include assuring that total executive compensation is:

-	competitive to attract and retain the best officer talent;

-	affordable to the Company and appropriately aligned with shareholder interests;

-	consistent with the Company's long-range business plans;

-	designed to consider individual value and contribution to the Company's success;

-	sensitive to, but not exclusively reliant upon, market benchmarks;

-	reasonably sensitive to the needs of the Company's executive officers, as those needs change over time; and flexible with regard to the Company's succession planning objectives.

The Compensation Committee expects to continue its review of total officer compensation in fiscal year 2007, which may lead to additional changes to the Company's policies and overall approach to executive compensation. The Company has retained the Human Relations independent firm of Thomas See & Associated to assist in its review.

Base Salaries.    Base salaries for the Company's executive officers, including Mr. Blystone and the Named Executive Officers, were adjusted from the prior year. The Compensation Committee periodically reviews base salary levels for the Company's executive officers in comparison with those of other companies in oil, gas and minerals industries, as well as other industries, and in light of its overall strategic goals for executive officer compensation. The Company strives to maintain executive base salaries at a level that will permit it to compete with other major companies for managers with comparable qualifications and abilities. Based on information contained in the various surveys, the Compensation Committee believes that the overall compensation of the Company's executive officers generally places them below the median salary compensation of similarly situated executives in all industries covered by the surveys. But the Company offers a stock option plan it believes mitigates this at this time.

With respect to base salaries for fiscal year 2007, the Compensation Committee will continue to consider market benchmarks along with the Company's other strategic goals for executive compensation.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis contained in Item 11 as required by Item 402(b) of Regulation S-K with management, and based on such review and discussion, it has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company's Annual Report on Form 10-K.

Section 162(m).    The Company believes that all compensation paid or payable to its executive officers covered under Section 162(m) of the Internal Revenue Code will qualify for deductibility under such Section.

Submitted by the Compensation Committee of the Board of Directors.

William H. "Mo" Marumoto, Chair
Dr. Henry Lowenstein
G. Thomas Gamble

Aggregated 2006 Option Exercises and Year-End Values

The following table summarizes the number and value of all unexercised stock options held by the Named Executive Officers and the Directors at the end of 2006.

( a )	(b)	(c)	(d)	(e)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY End Exercisable/ Unexercisable	Value of Unexercised In The Money Options at FY End ($) Exercisable/ Unexercisable*

F. Lynn Blystone	68,750	$509,420	776,850/0	$6,338,381/0
Milton Carlson	23,000	$153,490	240,000/0	$1,944,600/0
Thomas J. Cunningham	0	0	523,000/0	$4,308,520/0
Arthur M. Evans	0	0	45,000/0	$18,250/0
G. Thomas Gamble	20,000	0	20,000/60,000	$62,800/ $188,400
Joseph R. Kandle	0	0	475,000/0	$3,952,000/0
Dennis P. Lockhart	0	0	270,000	$2,214,300/0
Henry Lowenstein			40,000/60000	$125,600/ $188,400
Loren J.Miller	0	0	0/0	$0/0
William H. "Mo" Marumoto			40,000/60000	$125,600/ $188,400
Henry J. Sandri	0	0	30,000/0	$76,750/0

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

		% of Total		Market
	Number of Shares	Options Granted	Exercise Price	Value of Securities
	Underlying Options	to Employees	Per Share	Underlying	Expiration
Name	Granted(1)	in Fiscal Year	($/Security)	Options(2)	Date
Arthur Evans	5,000	4.2	$5.84	$18,250	10/2015

(1)	The options were granted August 15, 2006 and vested on December 31, 2006

(2)	Based on the difference between the exercise price per share and the market price of $9.49 per share as of December 31, 2006

Compensation of Directors

The Company compensates non-employee directors for their service on the board of directors.

The following table sets forth information regarding the compensation paid to outside directors in 2006.

(a)	(b)	(c)	(d)	(e)
Name	Fees	Restricted Shares (1)	Option Awards (2)	Cost to exercise Options (3)

Milton Carlson	$ 9,600	$18,740	-	-

G. Thomas Gamble	$ 6,000	$18,740	$122,500	$127,000

Dennis P. Lockhart	$ 9,100	$18,740	-	-

Dr. Henry Lowenstein	$ 6,000	$18,740	$221,000	$254,000

Loren J. Miller	$ 10,000	$18,740	-	-

William Marumoto	$ 6,000	$18,740	$221,000	$254,000

(1) Restricted shares earned during 2006 and issued January 3, 2007 when the market price of the Company's stock was $9.37 per share.

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

75
ITEM 12 Security Ownership of Certain Beneficial Owners and Management (continued)

The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 2006 by each director, by each of the executive officers named in Item 11, and by the executive officer named in Item 10 and directors as a group:

	Number of	Percent of
Directors and Executive Officers	Shares (1)	Total (2)

F. Lynn Blystone	1,268,853	5.2%

Milton J. Carlson	345,000	1.5%

Thomas J. Cunningham	540,000	2.2%

Arthur M. Evans	45,000	0.2%

G. Thomas Gamble	1,601,667	6.8%

Joseph R. Kandle	500,000	2.1%

Dennis P. Lockhart (3)	347,191	1.5%

Henry Lowenstein, Ph.D.	100,200	0.4%

William H. "Mo" Marumoto	100,000	0.4%

Loren J. Miller	308,800	1.3%

Henry J. Sandri	59,392	0.3%

Total group (all directors and
Executive officers - 11 persons)	5,211,103	19.9%
(1)

Includes shares which the listed shareholder has the right to acquire from options as follows: F. Lynn Blystone 776,850, Milton J. Carlson 240,000, Thomas J. Cunningham 523,000, Arthur M. Evans 45,000, G. Thomas Gamble 130,000, Joseph R. Kandle 475,000; Dennis P. Lockhart 270,000; Dr. Henry Lowenstein 100,000, William H. "Mo" Marumoto 100,000, Henry J. Sandri 30,000

(2)

Based on total outstanding shares of 23,461,785 as of December 31, 2006. The persons named herein have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

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

10.2

Tri-Valley Corporation 2005 Stock Option Plan, as amended, incorporated by reference to Exhibit B of the Company's 2005 Proxy Statement and Definitive Schedule 14A, filed with the SEC on August 29, 2005.

10.3

Purchase and Sale Agreement between Brea Oil Company, Brea Properties, Inc., Kurt Sickles, Geraldine M. Barker, as Trustee of the Barker Bypass Trust under the Barker Trust, dated January 21, 1999, Geraldine M. Barker and Alexander W. Barker, as Co-Trustees of the Barker Trust dated January 21, 1999, and Tri-Valley Oil and Gas Co., incorporated by reference to Exhibit 2.1 of the Company's Form 8-K filed with the SEC on January 10, 2006.

10.4

Purchase and Sale Agreement between Trans-Western Materials, Inc. and Select Resources Corporation, Inc. dated July 18, 2006 and amendment dated October 13, 2006 and Closing Statement between Select Resources Corporation, Inc. and Trans-Western Materials, Inc. dated November 15, 2006, as amended October 13, 2006.

10.5	Commercial Property Purchase Agreement between Jung Uk Byum and Select Resources Corporation, Inc. dated May 24, 2006 and amendment dated November 2, 2006.
14.1	Code of Business Conduct & Ethics
21.1	Subsidiaries of the Registrant
31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a)
31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 20, 2007	By: /s/ F. Lynn Blystone
F. Lynn Blystone
President, Chief Executive Officer and
Director

April 20, 2007	By: /s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer

