Form 10-Q
period 2007-03-31
TRI VALLEY CORP
filed 2007-05-10
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2007                                                                        Commission File No. 001-31852

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
Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (as defined in Rule 12b-2 of the Exchange Act). (Check one):
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of Registrant's common stock outstanding at April 30, 2007, was 24,609,575.

TRI-VALLEY CORPORATION

                                                                        Page

Part I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$19,676,160	$15,598,215
Accounts receivable, trade	808,062	377,278
Prepaid expenses	262,194	42,529

Total current assets	20,746,416	16,018,022

Property and equipment, net
Proved properties	1,371,959	1,407,925
Unproved properties	2,627,064	2,792,340
Rigs	5,740,748	5,371,593
Other property and equipment	2,923,182	2,504,185

Total property and equipment, net	12,662,953	12,076,043

Other assets
Deposits	309,833	309,833
Investments in partnerships	17,400	17,400
Goodwill	212,414	212,414
Other	20,413	20,413

Total other assets	560,060	560,060

Total assets	$33,969,429	$28,654,125

The accompanying notes are an integral part of these condensed financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current liabilities
Notes payable	$546,927	$619,069
Notes payable - related parties	38,656	501,036
Accounts payable and accrued expenses	3,322,228	2,237,116
Amounts payable to joint venture participants	115,184	280,815
Advances from joint venture participants, net	6,877,053	5,408,909

Total current liabilities	10,900,048	9,046,945

Non-Current Liabilities
Asset retirement obligation	222,714	216,714
Long-term portion of notes payable - related parties	685,556	698,963
Long-term portion of notes payable	2,015,963	2,047,885

Total non-current liabilities	2,924,233	2,963,562

Total liabilities	13,824,281	12,010,507

Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 24,537,251 and 23,546,655 issued and
outstanding at March 31, 2007, and December 31,
2006, respectively	24,397	23,407
Less: common stock in treasury, at cost,
100,025 shares	(13,370)	(13,370)
Capital in excess of par value	34,247,474	28,692,780
Additional paid in capital - warrants	706,159	247,313
Additional paid in capital - stock options	1,400,553	1,262,404
Additional paid in capital - Great Valley Drilling Company, LLC and Great Valley Production Services Company, LLC	5,042,967	5,438,087
Accumulated deficit	(21,263,032)	(19,007,003)

Total stockholders' equity	20,145,148	16,643,618

Total liabilities and stockholder's equity	$33,969,429	$28,654,125

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months
	Ended March 31
	2007	2006
Revenues
Sale of oil and gas	$164,186	$318,722
Rig income	1,250,503	-
Other income	101,611	38,448
Interest income	94,067	6,857

Total Revenues	1,610,367	364,027

Costs and expenses
Oil and gas lease expense	88,395	57,414
Mining exploration expenses	63,456	200,586
Drilling and development	232,496	42,561
Rig operations	444,558	-
Depletion, depreciation and amortization	253,123	111,668
Interest	76,896	83,041
Impairment loss	246,862	458,564
General and administrative	2,460,610	905,913

Total costs and expenses	3,866,396	1,859,747

Loss from continuing operations, before income taxes and discontinued operations	(2,256,029)	(1,495,720)
Tax provision	-	-

Loss from continuing operations, before discontinued
operations	(2,256,029)	(1,495,720)

Loss from discontinued operations	-	(1,568,387)

Net Income (Loss)	$(2,256,029)	$(3,064,107)

Basic net loss per share:
Loss from continuing operations	$(.09)	$(.06)
Income (loss) from discontinued operations, net	$-	$(.07)
Basic loss per common share	$(.09)	$(.13)

Weighted average number of shares outstanding	24,537,251	22,938,902

Potentially dilutive shares outstanding	27,608,334	25,660,058

No dilution is reported since net income is a loss per SFAS 128

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months
	Ended March 31,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(2,256,029)	$(3,064,107)
Loss from discontinued operations	-	(1,568,387)
Loss from continuing operations	$(2,256,029)	(1,495,720)

Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	253,123	111,668
Impairment, dry hole and other disposals of property	252,862	458,564
Stock options	138,149	-
Warrants	458,846	-
Changes in operating capital:
Prepaids-(increase) decrease	(219,665)	-
Deposits-(increase) decrease	-	(109,483)
Accounts receivable-(increase) decrease	(430,785)	(320,821)
Trade accounts payable-increase (decrease)	550,590	215,603
Advances from Great Valley Drilling, LLC-increase (decrease)	-	748,000
Accounts payable to joint venture
participants and related parties-increase (decrease)	(165,631)	273,139
Advances from joint venture participants - increase (decrease)	1,468,144	109,552

Net cash provided (used in) continuing operations	49,604	(9,498)
Net cash provided by (used in) discontinued operations	-	(1,155,817)
Net cash provided (used) by operating activities	49,604	(1,165,315)

Cash Flows from Investing Activities:
Capital expenditures	(1,086,894)	(1,655,315)

Net cash provided by (used in) continuing operations	(1,086,894)	(499,044)
Net cash provided by (used in) discontinued operations	-	(1,156,271)

Net Cash Provided (Used) by Investing Activities	(1,086,894)	(1,655,315)

Cash Flows from Financing Activities
Proceeds from long-term debt	-	1,268,755
Principal payments on long-term debt	(45,329)	(214,312)
Net proceeds from additional paid in capital - stock options	138,149	52,060
Net proceeds from additional paid in capital - warrants	458,846	-
Net proceeds from additional paid in capital - Great Valley Drilling/Great Valley Production	(395,120)	-
Stock issuance costs	(706,875)	-
Proceeds from issuance of common stock	5,665,564	617,832

Net cash provided by (used in) continuing operations	5,115,235	1,724,335
Net cash provided by (used in) discontinued operations	-	-

Net Cash Provided (Used) by Financing Activities	5,115,235	1,724,335

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Net Increase in Cash and Cash Equivalents	4,077,945	59,522
Cash and Cash Equivalents at Beginning of Period	15,598,215	4,876,921

Cash and Cash Equivalents at End of Period	$19,676,160	$4,936,443

Supplemental Information:
Cash paid for interest	$76,896	$155,841
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
March 31, 2007 and 2006
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

•
Great Valley Production Services, LLC, (“GVPS”) was formed in 2006 to operate oil production services, well work over and drilling rigs, primarily for TVOG. However, from time to time TVOG may contract various units to third parties when not immediately needed for TVOG projects. Tri-Valley has sold 49% of the ownership interest to private parties and has retained a 51% ownership interest in this subsidiary. Operations began in the third quarter of 2006.

•
Great Valley Drilling Company, LLC (“GVDC”) was formed in 2006 to operate oil drilling rigs, primarily in Nevada where Tri-Valley has 17,000 acres of prospective oil leases. However, because rig availability is so extremely scarce in Nevada, GVDC has an exceptional opportunity to do contract drilling for third parties in both petroleum and geothermal projects. For the time being GVDC, whose operation began in the first quarter of 2007, expects its primary activity will be contract drilling for third parties. Tri-Valley has sold 49% of the ownership interest to private parties and has retained a 51% ownership interest in this subsidiary. TVC is exercising its option to buy back the minority interest in GVDC and expects to be finalized by the end of June 2007, at which time GVDC will be 100% owned by TVC. The repurchase cost is expected to be about $1.7 million.

•	Tri-Valley Power Corporation is inactive at the present time.

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month period ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles in the United States of America; and, therefore, should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2007, for the year ended December 31, 2006.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TVOG, Select, Tri-Valley Power Corporation, since their inception. GVPS and GVDC, where the Company has retained a 51% ownership interest, are also included in the consolidation. Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined. This includes Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships. All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation.

NOTE 2 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

NOTE 3 - SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

Asset Retirement Obligation

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”, Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. We have adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on our 2005 or 2006 consolidated financial statements, and we do not expect this pronouncement to have a significant effect on our future reported financial position or earnings.

Accounting Changes

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3 was issued. SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principles, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 became effective for our fiscal year beginning January 1, 2006. There was no effect for our fiscal year ending December 31, 2006, and we do not expect this pronouncement to have a significant effect on our future reported financial position or results of operations.

NOTE 3 - Recently Issued Accounting Pronouncements (Continued)

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An interpretation of FASB Statement No. 109” (“FIN 48”).
This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We adopted this Interpretation in the first quarter of 2007 with no effect to the Company and do not expect the adoption to have a material impact on our financial position or results of operations.

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

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective beginning January 1, 2008; We are evaluating this pronouncement, but do not expect the adoption to have a material impact on our financial position or results of operations.

Change in Categorization of Rigs

Due to our rapidly growing rig operations, we created a separate category for our rig equipment. In the first quarter of 2006 rig equipment was included in other property and equipment. For comparability purposes, those amounts are now shown separately.

NOTE 4 - NOTES PAYABLE

In January 2007, a note payable to Gary D. Borgna and Julie R. Borgna, and Equipment 2000 secured by rig equipment in the amount of $300,000 was paid. Mr. Borgna is the general manager of GVDC.

In March 2007, a promissory note issued to F. Lynn Blystone and Patricia L. Blystone in the amount of $150,000 was paid in full. Mr. Blystone is the Chairman, President and Chief Executive Officer of Tri-Valley Corporation.

NOTE 5 - CHANGES IN SECURITIES

Common Stock

During the first quarter of 2007, the Company issued 990,596 shares of common stock. Three employees exercised employee stock options issued in previous years to purchase 3,000 shares of common stock totaling $1,500. An employee exercised stock options in a cashless exercise for 12,935 shares of common stock. A former director exercised his stock options and was issued 270,000 shares for a total consideration of $348,000. The Company’s directors received 10,000 shares for services. We issued 33,333 shares of stock upon the exercise of warrants which were issued in 2006. These warrants were exercised at $9.00 per share for a total consideration of $299,997. The remaining 661,328 shares were issued in private placements at prices of $8.00 and $8.50 per share, for a total consideration of $5,590,624. Total stock issuance cost for the first quarter was $706,875.

 Warrants

During the first quarter of 2007, the Company issued warrants to accredited investors in conjunction with the sale of 661,661 shares of restricted common stock. 220,443 warrants were attached to these restricted shares. The warrants are exercisable for a period of two years from the date of issuance. The warrants are exercisable at $9.50 to $10.00, depending on when they were issued. The warrants were valued using the Black-Scholes option-pricing model, which resulted in charges to additional paid in capital of $533,179 and resulted in charges to stock issuance expense of $272,542.

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

NOTE 6 - STOCK BASED COMPENSATION EXPENSE

Stock Based Compensation

Compensation expense charged against income for stock based awards in the first quarter of 2007 and 2006 was $231,949 and $52,060, pre-tax, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations.

NOTE 6 - STOCK BASED COMPENSATION EXPENSE (Continued)

For further information regarding stock based compensation, please refer to Note 5 of the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 7 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company reports operating segments according to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”.

The Company identifies reportable segments by product. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss.

The Company's operations are classified into four principal industry segments. Following is a summary of segmented information the first quarter of 2007 and the first quarter of 2006:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Sales and Other Operating Revenues
Oil & Gas	$292,447	$357,289
Rigs	1,313,099	-
Minerals	4,821	6,738
Drilling and Development	-	-

Consolidated Sales and Operating Revenues	1,610,367	364,027

Net Income (Loss)
Oil & Gas	$(2,229,540)	$(1,087,475)
Rigs	303,409	-
Minerals	(329,898)	(1,976,632)
Drilling and Development	-	-

Consolidated Net Income (Loss)	$(2,256,029)	$(3,064,107)

March 31, 2007		December 31, 2006

Total Assets
Oil & Gas	$23,000,692	$18,517,488
Rigs	8,786,068	7,853,046
Minerals	2,182,669	2,283,591
Drilling and Development	-	-

Consolidated Total Assets	$33,969,429	$28,654,125

NOTE 8 - INCOME TAXES

At December 31, 2006, the Company had available net operating loss carry forwards for financial statements and federal income tax purposes of approximately $18 million.

The components of the net deferred tax assets were as follows:

	December 31,	March 31,
	2006	2007

Deferred tax assets:
Net operating loss carryforwards	$5,398,000	$5,520,000
Statutory depletion carryforwards	496,000	496,000

Total deferred tax assets	5,894,000	6,016,000
Valuation allowance	(5,894,000)	(6,016,000)

Net deferred tax assets	$-	$-

A full valuation allowance has been established for the deferred tax assets generated by net operating loss and statutory depletion carryforwards due to the uncertainty of future utilization. The net operating loss expires in 2024 for federal purposes and 2025 for state purposes. Depletion carryforwards have an indefinite life. The reconciliation of federal taxable income follows:

	December 31,	March 31,
	2006	2006
Income (loss) before tax	$(940,512)	$(2,256,029)

Computed "expected" tax (benefit)	$(376,000)	$(902,000)
State tax liability	-	-

Utilization (non-utilization) of operating loss carryover	376,000	902,000
Total income tax provision	$-	$-

 NOTE 9 - SUBSEQUENT EVENTS

In May 2007, the Company has sent a letter to all members of GVDC, informing them that the Company is exercising its option to buy back all interest in GVDC. Payments will be made to all members by the end of June, and this subsidiary will then be 100 percent owned by Tri-Valley Corporation. The repurchase cost is expected to be about $1.7 million.

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

Oil and Gas Operations

The petroleum activities during the first quarter of 2007 involved the drilling of two wells, reworking of existing wells and the conversion of two wells to commence waterflood operations in the South Belridge field.

The Lundin-Weber D-344-30 was drilled and completed in the South Belridge field. The D-344-30 was a 3/4 mile westerly step-out well on evaluating the Diatomite zone. It was drilled to a total depth of 1929’ and eight cores were taken; three cores in the Tulare zone; three cores in the Etchegoin zone and two cores in the Diatomite zone. These cores will help the Company to better evaluate the best approach to develop this area. The well was completed and fraced in the Diatomite zone and is waiting on a steam generator to stimulate the Diatomite zone via steam. The Lundin-Weber D-188-31 well was drilled 3/4 of a mile south of the D-344-30 well in the South Belridge field. It was drilled to a depth of 1804’. The Company is waiting on the pending results of the D-344-30 well in order to best develop this well.

Nine formerly idle wells were reworked and returned to production in the Belridge-Carneros field. Also in the Belridge-Carneros field, the Company instituted field operations for a waterflood operation in the Etchegoin zone by converting two wells to be used as injectors in two 9-spot programs from existing wells. When complete, the program will consist of two injector wells and 16 producing wells.

The Company has acquired a fleet of steam generators to provide downhole heat and repressure the formations for enhanced recovery. These are being refurbished to meet new environmental regulations before going into service starting in May 2007.

Rig Operations

On February 9, GVDC spudded its first contract well in Nevada. It completed its operations in March. GVDC is in talks with multiple third parties for possible long-term contracts for this rig.

During the first quarter, GVPS drilled two wells and reworked nine wells for Tri-Valley Oil and Gas. In May, Rig #105, a 105-foot high “double” with a 250,000-pound pulling capacity, will be completed and put into production which will increase our total working rigs to three. Two more rigs, Rigs #96A & #96B, are also being remanufactured to be put into the fleet. Upon their completion expected in July and August our total working rigs will be five. Because these rigs all have the newest engines and other improvements including digital controls, they are actually better than when new.

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

Mining Activities

Precious Metals

Mineral programs in the first quarter consisted largely of continued assessment and compilation of the geologic information collected in previous work programs associated with the Richardson and Shorty Creek properties in Alaska, and the design of potential sampling programs for 2007. Select began soliciting large precious metal mining companies as potential joint-venture partners to fund larger scale exploration on both the Richardson and Shorty Creek properties.

Base Metals

Select carried out further reconnaissance work associated with the FARJK claims, a target oxide copper property, located in Nye County, Nevada. Select staked claims associated with the original FARJK claims and conducted a preliminary sampling program on the site.

Select continued its arrangement with Duluth Metals Limited, a Canadian corporation, by providing management and technical assistance to Duluth Metals in its current copper-nickel-PGE drilling program in Northern Minnesota and on other management activities.

Industrial Minerals

During the first quarter, Select carried out a maintenance and repair program at the Admiral Calder calcium carbonate mine in Alaska. Select began soliciting calcium carbonate mining and processing companies as potential joint-venture partners to fund larger scale development and operations on the Admiral Calder mine.

In 2006, Select arranged to evaluate some 200 industrial mineral properties in Nevada from the inventory of Newmont Mining Corporation for future development opportunities. In March 2007, after visiting a number of Newmont’s industrial mineral properties and reviewing deal terms with the Trabits Group, the proposed development and operation arrangement between Newmont/Trabits and Select was terminated.

Select also reviewed a number of industrial mineral projects in six western states, covering barite, sand & gravel, aggregate, limestone, dolomite, calcium carbonate, cinder, and other industrial mineral commodities. Some of these projects and opportunities are pending further review.

Results of Operations

For the quarter ended March 31, 2007, revenue was $1.6 million, compared to $370,000 in the first quarter of 2006, an increase of $1.2 million. We had an operating loss of about $2.3 million in the first quarter of 2007, compared to a loss of $3.1 million in the first quarter of 2006. Non-cash amounts included in the loss for the first quarter is depreciation, depletion and amortization of $252,000; stock compensation expense of $232,000; warrant expense of $273,000 and impairment write-off of $247,000.

The Company's revenues from the sale of oil and gas decreased from $319,000 in the first quarter of 2006 to $164,000 in the first quarter of 2007 due to a needed repair on a gas well. Rig income increased from no income in the first quarter of 2006 to $1,250,000 in first quarter 2007, due to our recently formed GVPS and GVDC. Other income increased from $44,000 in the first quarter of 2006 to $102,000 in the first quarter of 2007. This was due to the increase in the overhead we charged for the producing wells and due to the increase in the number of the producing wells we service. Interest income increased from $7,000 in the first quarter of 2006 to $94,000 in the same period of 2007, because we held more cash in the first quarter of 2007 compared to the same period of 2006.

Costs and expenses were approximately $3.86 million more in the first quarter of 2007, an increase of approximately 12% over the same period in 2006 when cost and expenses were $3.43 million. Oil and gas lease expense increased from $57,000 in the first quarter of 2006 to $88,000 in the same period of 2007, as we incurred new expenses to operate the wells we acquired at the end of 2006. We spent $63,000 on mining exploration in the first quarter of 2007, which was $1.1 million dollars less than the same period in 2006. The 2007 expenses were lower mainly because of the disposition in late 2006 of our industrial minerals investment and decreased activity in our minerals operations. Drilling and development expenses increased from $43,000 in the first quarter of 2006 to $232,000 in the first quarter of 2007, reflecting an increase in our drilling activities. Rig operations expense increased from no income in the first quarter of 2006 to $445,000 in the first quarter of 2007, due to new rig operations by our recently formed GVPS and GVDC. Depletion, depreciation and amortization decreased from $275,000 in the first quarter of 2006 to $253,000 in the same period of 2007, because the increased property and equipment from our rig operations was more than offset by the disposition of the Company’s interest in its industrial minerals investment in November 2006.

We also recognized impairment losses of $247,000, primarily on the write-off of our ONYX Ranch prospect. During our regular evaluation of our prospects, we determined that this and three other properties are no longer viable.

General and administrative costs more than doubled to $2.5 million in the first quarter in 2007 compared to $1.2 million in the first quarter of 2006, due primarily to the expenses of our recently formed drilling subsidiaries.

Capital Resources and Liquidity

In 2002 through the first quarter of 2007, our drilling activities have been largely funded by selling interests in our OPUS I drilling partnership. We do not borrow in order to fund drilling activities. Our continued drilling activity relies on our ability to raise money for projects through drilling partnerships or other joint ventures.

Current assets were about $20.7 million at March 31, 2007, up from $16.0 million at year end 2006. Cash on hand was increased from $15.6 million at year end 2006 to $19.7 million at March 31, 2007. The increase in cash was due to private placements of stock.

Current liabilities rose to about $10.9 million at March 31, 2007, from $9.0 million at year end 2006, due primarily to an increase of $1.1 million in accounts payable and an increase of about $1.5 million in advances from joint venture participants.

Operating Activities

We had a positive cash flow of $49,604 for the three months ended March 31, 2007 compared to a negative cash flow of $1,165,769 for the same period in 2006, the positive cash flow in the current period is due mainly to our loss from operations being offset by our increase in advances from joint venture participants. Our loss from operations was approximately $2.3 million for the three months ended March 31, 2007 compared to a $3.1 million loss for the same period in 2006.

The largest component of positive cash flow in the first quarter of 2007 was receipt of advances of more than $1.4 million from joint venture participants for future drilling operations, which exceeded advances received in the first quarter of 2006 by $1.3 million. These do not contribute to operating revenues at the time received but are held in cash until expended in drilling and operations. We cannot predict the levels at which we will continue to receive funds for additional drilling, and in the past we have experienced wide swings in receipt of these funds from quarter to quarter. We do not commit to drilling activities unless and until we have sufficient advances in hand to fund a particular project.

Investing Activities

Cash used in investing activities was $1.1 million for the first three months of 2007. Most of this was used towards the refurbishing of the new rigs for GVPS and the reminder was for the acquisitions of equipment for TVOG.

Financing Activities

Net cash provided by financing activities was $5.1 million for the first quarter. We received $5.6 million from sales of restricted shares of common stock in privately negotiated transactions including the exercise of stock options by employees. We used $395,000 to buy back membership units in GVDC and GVPS. We used $45,000 to pay down principal on long-term debt. We received $458,000 in proceeds from warrants issued in conjunction with the issuance of restricted shares of common stock in privately negotiated transactions which had warrants attached and had stock issuance costs of $706,000. We expect to use these funds for working capital. We have not planned any private placement of equity securities for the remainder of 2007, but we may continue to receive funds from privately negotiated transactions. We do not have a targeted or budgeted amount of equity financing activities.

Liquidity

During the remainder of 2007, we expect to expend approximately $25 million on drilling activities. Funds for these activities will be provided by sales of partnership interests in the Opus I drilling partnership, which will still be raising funds for development purposes. Tri-Valley’s portion is expected to be approximately $6 million. We are analyzing results of four recent development test wells on our Temblor West producing property adjoining the South Belridge oil field in order to design the optimum development plan for the property and have began work on a fifth well. We expect to drill several wells there in 2007. Also, at our Pleasant Valley property in the Oxnard oilfield we project one vertical development test well, one horizontal injector and one horizontal producer in 2007. We will drill at least one shallow well in the Moffat Ranch East gas field and one deep wildcat exploration well for an aggregate expenditure in the range of $25 million for the remainder of the year. Tri-Valley’s share will be in the range of $6 million as most of the expense will be carried by joint venture partners. Our ability to complete our planned drilling activities in 2007 depends on some factors beyond our control, such as availability of equipment and personnel. Our actual capital commitments for the remainder of fiscal year 2007 are less than $3 million, but to expend $25 million we will require additional capital from the OPUS partnership or other outside parties. For the remainder of fiscal year 2007, we expect expenditures of approximately $ 1.3 million on mining activities, including mining lease and exploration expenses.

New Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.

Item 4. Controls and Procedures

 Disclosure Controls

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2007. Management is in the process of remediating the Company’s controls and procedures.

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

During the first quarter of 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities

On February 20, 2007, the Company issued 600,000 shares of restricted common stock in with a private investor at $8.50 per share for a total of $5,100,000. The price of our common stock on the American Stock Exchange on that date was $8.13. Attached to the stock were 200,000 warrants exercisable at $10.00 for a period of two years. On February 26, the Company issued 33,333 shares of restricted common stock to a private investor who exercised warrants at $9.00 per share which were purchased in 2006. The proceeds were $299,997. The price of our common stock on the American Stock Exchange on that date was $8.55. On March 29, the Company issued 61,328 shares of restricted common stock in with a private investor at $8.00 per share for a total of $490,624. The price of our common stock on the American Stock Exchange on that date was $7.37. Attached to the stock were 20,443 warrants exercisable at $9.50 for a period of two years. The Company also issued 10,000 shares of restricted common stock to directors for services.

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

TRI-VALLEY CORPORATION

May 10, 2007       /s/F. Lynn Blystone
F. Lynn Blystone
President and Chief Executive Officer

May 10, 2007      /s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer

Exhibit 31.1
I, F. Lynn Blystone, Chairman, President and Chief Executive Officer of Tri-Valley Corporation, certify that:
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 10, 2007	/s/F. Lynn Blystone
F. Lynn Blystone, Chairman, President and CEO

Exhibit 31.1

I, Arthur M. Evans, Chief Financial Officer of Tri-Valley Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tri-Valley Corporation;
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: May 10, 2007	/s/Arthur M. Evans
Arthur M. Evans, Chief Financial Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. § 1350

The undersigned, F. Lynn Blystone, Chairman, President and Chief Executive Officer of Tri-Valley Corporation, a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1)	the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 10, 2007	/s/F. Lynn Blystone
F. Lynn Blystone, Chairman, President and CEO

Exhibit 32.2

Certification Pursuant to 18 U.S.C. § 1350

The undersigned, Arthur M. Evans, Chief Financial Officer of Tri-Valley Corporation, a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1)	the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 10, 2007	/s/Arthur M. Evans
Arthur M. Evans, Chief Financial Officer