Form 10-Q
period 2007-06-30
TRI VALLEY CORP
filed 2007-08-09
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

    For the quarterly period ended June 30, 2007                                                                            Commission File No. 001-31852

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
Yes ☐ No ☒

The number of shares of Registrant's common stock outstanding at July 31, 2007, was 24,704,536.

TRI-VALLEY CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

 ASSETS
	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Current assets
Cash	$15,563,143	$15,598,215
Accounts receivable, trade	446,539	377,278
Prepaid expenses	411,410	42,529

Total current assets	16,421,092	16,018,022

Property and equipment, net
Proved properties	1,345,591	1,407,925
Unproved properties	2,715,988	2,792,340
Rigs	6,331,001	5,371,593
Other property and equipment	3,465,951	2,504,185

Total property and equipment, net	13,858,531	12,076,043

Other assets
Deposits	159,833	309,833
Investments in partnerships	17,400	17,400
Investment in marketable securities	380,000	-
Goodwill	212,414	212,414
Other	20,413	20,413

Total other assets	790,060	560,060

Total assets	$31,069,683	$28,654,125

The accompanying notes are an integral part of these condensed financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current liabilities
Notes payable	$369,181	$619,069
Notes payable - related parties	53,112	501,036
Accounts payable and accrued expenses	1,995,438	2,237,116
Amounts payable to joint venture participants	138,609	280,815
Advances from joint venture participants, net	8,569,985	5,408,909

Total current liabilities	11,126,325	9,046,945

Non-Current Liabilities
Asset retirement obligation	228,714	216,714
Long-term portion of notes payable - related parties	671,879	698,963
Long-term portion of notes payable	2,071,125	2,047,885

Total non-current liabilities	2,971,718	2,963,562

Total liabilities	14,098,043	12,010,507

Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 24,642,786 and 23,546,655 issued and
outstanding at June 30, 2007, and December 31,
2006, respectively	24,502	23,407
Less: common stock in treasury, at cost,
100,025 shares	(13,370)	(13,370)
Capital in excess of par value	34,808,802	28,692,780
Additional paid in capital - warrants	905,713	247,313
Additional paid in capital - stock options	1,758,951	1,262,404
Additional paid in capital - Great Valley Drilling Company, LLC and Great Valley Production Services Company, LLC	3,543,534	5,438,087
Accumulated deficit	(24,056,492)	(19,007,003)

Total stockholders' equity	16,971,640	16,643,618

Total liabilities and stockholder's equity	$31,069,683	$28,654,125

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30		Ended June 30
	2007	2006	2007	2006
Revenues
Sale of oil and gas	$168,015	$291,255	$332,201	$609,977
Rig income	560,366	-	1,810,869	-
Drilling & Development	-	559,556	-	559,556
Other income	571,329	70,325	672,940	104,773
Interest income	106,240	6,080	200,307	11,937
Total Revenues	1,405,950	927,216	3,016,317	1,286,243

Costs and expenses
Oil and gas lease expense	116,098	45,348	204,493	102,762
Mining exploration expenses	45,662	77,306	113,152	277,893
Drilling and development	625,593	426,847	858,089	469,409
Rig operations	335,450	-	780,008	-
Depletion, depreciation and amortization	233,194	111,076	486,317	222,744
Interest	71,770	97,327	148,666	180,368
Impairment loss	-	-	246,862	458,564
General and administrative	2,767,609	1,721,366	5,228,219	2,627,279

Total costs and expenses	4,195,376	2,479,270	8,065,806	4,339,019

Loss from continuing operations, before income taxes and discontinued operations	(2,789,426)	(1,552,054)	(5,049,489)	(3,052,776)
Tax provision	-	-	-	-

Loss from continuing operations, before discontinued
operations	(2,789,426)	(1,552,054)	(5,049,489)	(3,052,776)

Loss from discontinued operations	-	(1,668,125)	-	(3,251,510)

Net Income (Loss)	$(2,789,426)	$(3,240,179)	$(5,049,489)	$(6,304,286)

Basic net loss per share:
Loss from continuing operations	$(.11)	$(.07)	$(.20)	$(.14)
Income (loss) from discontinued operations, net	$-	$(.07)	$-	$(.13)
Basic loss per common share	$(.11)	$(.14)	$(.20)	$(.27)

Weighted average number of shares	24,627,121	23,067,509	24,278,448	23,196,116

Potentially dilutive shares outstanding	28,032,887	25,824,234	27,555,100	26,059,022

No dilution is reported since net income is a loss per SFAS 128

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(5,049,489)	$(6,304,286)
Loss from discontinued operations	-	(3,251,510)
Loss from continuing operations	$(5,049,489)	(3,052,776)

Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	486,317	222,744
Impairment, dry hole and other disposals of property	258,862	458,564
Stock options	653,210	577,420
Warrants	316,852	-
Changes in operating capital:
Prepaids-(increase) decrease	(368,881)	-
Deposits-(increase) decrease	150,000	(105,037)
Accounts receivable-(increase) decrease	(69,261)	(3,607)
Trade accounts payable-increase (decrease)	(939,490)	1,166,566
Advances from Great Valley Drilling, LLC-increase (decrease)	-
Accounts payable to joint venture
participants and related parties-increase (decrease)	(142,206)	95,669
Advances from joint venture participants - increase (decrease)	3,161,076	(363,726)

Net cash provided (used in) continuing operations	(1,543,010)	(1,004,183)
Net cash provided by (used in) discontinued operations	-	(1,928,877)
Net cash provided (used) by operating activities	(1,543,010)	(2,933,060)

Cash Flows from Investing Activities:
Capital expenditures	(2,515,667)	(2,880,640)
Investment in marketable securities	(380,000)	-
Repurchase of minority interest in GVDC/GVPS	(1,494,000)	-

Net cash provided by (used in) continuing operations	(4,389,667)	(860,375)
Net cash provided by (used in) discontinued operations	-	(2,020,265)

Net Cash Provided (Used) by Investing Activities	(4,389,667)	(2,880,640)

Cash Flows from Financing Activities
Proceeds from long-term debt	-	1,298,628
Principal payments on long-term debt	(3,847)	(477,468)
Net proceeds from additional paid in capital - stock options	496,547	-
Net proceeds from additional paid in capital - warrants	658,400	-
Net proceeds from additional paid in capital - Great Valley Drilling/Great Valley Production	(400,551)	3,813,840
Stock issuance costs	(787,900)	-
Proceeds from issuance of common stock	5,934,956	1,152,511

Net cash provided by (used in) continuing operations	5,897,605	5,787,511
Net cash provided by (used in) discontinued operations	-	-

Net Cash Provided (Used) by Financing Activities	5,897,605	5,787,511

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

Net Increase in Cash and Cash Equivalents	(35,072)	(26,189)
Cash and Cash Equivalents at Beginning of Period	15,598,215	4,876,921

Cash and Cash Equivalents at End of Period	$15,563,143	$4,850,732

Supplemental Information:
Cash paid for interest	$148,667	$336,860
Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
June 30, 2007 and 2006
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

•
Great Valley Production Services, LLC, (“GVPS”) was formed in 2006 to operate oil production services, well work over and drilling rigs, primarily for TVOG. However, from time to time TVOG may contract various units to third parties when not immediately needed for TVOG projects. Tri-Valley has retained 54% of the ownership interest and the remainder is owned by private parties. Operations began in the third quarter of 2006.

•
Great Valley Drilling Company, LLC (“GVDC”) was formed in 2006 to operate oil drilling rigs, primarily in Nevada where Tri-Valley has 17,000 acres of prospective oil leases. However, because rig availability is scarce in Nevada, GVDC has an opportunity to do contract drilling for third parties in both petroleum and geothermal projects. For the time being GVDC, whose operation began in the first quarter of 2007, expects its primary activity will be contract drilling for third parties. TVC exercised its option to buy back the minority interest in GVDC in May 2007 and the buy back was finalized by the end of June 2007. The cost to buy back the minority interest was $1,319,040. GVDC is now 100% owned by TVC.

•	Tri-Valley Power Corporation is inactive at the present time.

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six-month period ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TVOG, Select, GVDC, Tri-Valley Power Corporation, since their inception. GVPS, where the Company has retained a 54% ownership interest, is also included in the consolidation. Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined. This includes Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships. All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation.

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

NOTE 3 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective beginning January 1, 2008. We are evaluating this pronouncement, but do not expect the adoption to have a material impact on our financial position or results of operations.

NOTE 4 - INVESTMENT

In the second quarter the Company received 150,000 stock options for Duluth Metals common stock for providing executive and geological services for Duluth Metals. The stock options are exercisable at $0.30 Canadian. The market value of the stock on June 30, 2007 was $3.00 Canadian. The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s securities consist of stock options which have been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) will be reported as a component of shareholder equity. The fair market value of these stock options was determined based on the Black-Scholes options-pricing model using quoted market prices of the common stock and the exercise price of the stock option. At June 30, 2007, the cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of the Company's holdings are as follows:

June 30, 2007

Net cost of equities	$ 380,000
Unrealized Gains	--
Unrealized Losses	--

Fair Market Value	$ 380,000

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in earnings. At June 30, 2007, the Company's marketable securities had a fair market value of $ 380,000. As of June 30, 2007, there were no unrealized gains and no unrealized losses.

This investment was translated into U.S. Dollars in accordance with SFAS No. 52,“Foreign Currency Translation.” The investment was translated at the rate of exchange on the balance sheet date.

NOTE 5 - CHANGES IN SECURITIES

Common Stock

During the second quarter of 2007, the Company issued 105,535 shares of common stock. One employee exercised employee stock options issued in previous years to purchase 11,250 shares of common stock totaling $5,625. Two employees exercised stock options in a cashless exercise for 3,208 shares of common stock. We issued 21,402 shares of stock upon the exercise of warrants which were issued in 2006. These warrants were exercised at $8.00 per share for a total consideration of $171,216. The remaining 69,675 shares were issued in private placements at prices of $8.00 and $8.09 per share, for a total consideration of $558,000. Total stock issuance cost for the second quarter was $81,025.

Options

During the second quarter of 2007, the Company issued 330,000 stock options to five employees. The employee stock options will be vested over the next seven years. 26,250 options were exercised for common stock. The options exercised resulted in a reduction in paid in capital of $62,863 and the stock option expense for the quarter was $421,261, resulting in an increase in paid in capital of $358,398. Please see footnote 6 for additional information on stock-based compensation expense.

Warrants

During the second quarter of 2007, the Company issued warrants to purchase 21,000 shares of common stock to accredited investors in conjunction with the sale of 63,000 shares of restricted common stock. The warrants are exercisable for a period of two years from the date of issuance. The warrants are exercisable at $9.50. The warrants were valued using the Black-Scholes option-pricing model, which resulted in charges to additional paid in capital of $51,870 and resulted in charges to warrant expense of $44,310. The Company issued 21,402 shares of restricted common stock to a private investor who exercised warrants at $8.00 per share for total proceeds of $171,216 which were purchased in 2006 which resulted in a credit to paid in capital -warrants of $23,510.

Warrants are accounted for under the guidelines established by APB Opinion No. 14, Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments and (EITF 00-27. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of SFAS No. 123R, except that the expected life of the warrant is used.  Under these guidelines, the Company allocates the value of the proceeds received. The price allocated for the warrants is calculated by subtracting the current market price of the stock from the total proceeds of the sale of the restricted stock with the warrant attached. The allocated fair value is recorded as capital paid in - warrants. This allocated fair value of the proceeds from the sale of warrants is subtracted from the value of the warrants using the Black-Scholes valuation method to calculate the stock issuance expense.

NOTE 6 - STOCK BASED COMPENSATION EXPENSE

Stock Based Compensation

Compensation expense charged against income for stock based awards in the second quarter of 2007 and 2006 was $421,261 and $525,360, pre-tax, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations.

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

The Company's operations are classified into four principal industry segments. Following is a summary of segmented information the first six months of 2007 and the first six months of 2006:

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Sales and Other Operating Revenues
Oil & Gas	$332,201	$609,977
Rigs	1,810,869	-
Minerals	473,050	61,861
Drilling and Development	-	559,556
Other Income	199,890	42,912
Interest Income	200,307	11,937

Consolidated Sales and Operating Revenues	3,016,317	1,286,243

Net Income (Loss)
Oil & Gas	$(4,688,902)	$(2,222,674)
Rigs	(209,431)	(317,635)
Minerals	(151,156)	(3,854,124)
Drilling and Development	-	90,147

Consolidated Net Income (Loss)	$(5,049,489)	$(6,304,286)

June 30, 2007		December 31, 2006

Total Assets
Oil & Gas	$21,005,182	$18,517,488
Rigs	7,524,315	7,853,046
Minerals	2,540,186	2,283,591
Drilling and Development	-	-

Consolidated Total Assets	$31,069,683	$28,654,125

NOTE 8 - INCOME TAXES

At December 31, 2006, the Company had available net operating loss carry forwards for financial statements and federal income tax purposes of approximately $18 million.

The components of the net deferred tax assets were as follows:

	December 31,	June 30,
	2006	2007

Deferred tax assets:
Net operating loss carryforwards	$5,398,000	$5,520,000
Statutory depletion carryforwards	496,000	496,000

Total deferred tax assets	5,894,000	6,016,000
Valuation allowance	(5,894,000)	(6,016,000)

Net deferred tax assets	$-	$-

A full valuation allowance has been established for the deferred tax assets generated by net operating loss and statutory depletion carryforwards due to the uncertainty of future utilization. The net operating loss expires in 2024 for federal purposes and 2025 for state purposes. Depletion carryforwards have an indefinite life. The reconciliation of federal taxable income follows:

	December 31,	June 30,
	2006	2007
Income (loss) before tax	$(940,512)	$(5,049,489)

Computed "expected" tax (benefit)	$(376,000)	$(2,020,000)
State tax liability	-	-

Utilization (non-utilization) of operating loss carryover	376,000	2,020,000
Total income tax provision	$-	$-

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

Oil and Gas Operations

The petroleum activities during the second quarter of 2007 involved the drilling of one well, reworking of existing wells and the continued conversion of two wells to commence waterflood operations in the South Belridge field.

The Lundin-Weber D-24-31 was spudded on June 12, 2007, and at the end of the second quarter was drilling ahead at 2,000’, projected to 2,500’. The D-24-31 was a further step-out well on evaluating the Diatomite zone on the Carneros lease. The D-24-31 was drilled subsequently to 2,500’ and casing run to 2,500’ for completion in the Diatomite zone. The Company is scheduled to perforate the lower Diatomite zone in August.

Also in the Belridge-Carneros field, the Company continued field operations for a waterflood operation in the Etchegoin zone by converting two wells to be used as injectors in two 9-spot programs from existing wells. When complete, the program will consist of two injector wells and 16 producing wells. The Company is presently injecting and monitoring wells in the pattern.

The Company has acquired a fleet of steam generators to provide downhole heat and repressure the formations for enhanced recovery. Our first refurbished steam generator finished injecting on the Lundin-Weber D-352-30 in July. Our second steam generator will begin injection into the Lundin Weber D-344-30 soon. The remainder of the fleet is being refurbished to meet new environmental regulations before going into service.

Rig Operations

On February 9, GVDC spudded its first contract well in Nevada. It completed its operations in March. GVDC is in talks with multiple third parties for possible long-term contracts for this rig.

During the second quarter, GVPS drilled one well for Tri-Valley Oil and Gas. In May, Rig #105, a 105-foot high “double” with a 250,000-pound pulling capacity, was completed and began operation, drilling and completing the Lundin-Weber D-24-31. This addition increased our total working rigs to three. Two more rigs, Rigs #96A & #96B, are also being remanufactured to be put into the fleet. Upon their completion our total working rigs will be five. Because these rigs all have the newest engines and other improvements including digital controls, they are actually better than when they were new.

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

Mining Activities

Precious Metals

Mineral programs in the second quarter consisted largely of continued assessment and compilation of the geologic information collected in previous work programs associated with the Richardson and Shorty Creek properties in Alaska, and the design of potential sampling programs. Select is soliciting large precious metal mining companies as potential joint-venture partners to fund larger scale exploration on both the Richardson and Shorty Creek properties.

Base Metals

Select concluded its engagement to provide management and technical assistance to Duluth Metals Limited, a Canadian corporation, in its current copper-nickel-PGE drilling program in Northern Minnesota, and for other management support. As a result, both of Select’s employees who had been lent to Duluth opted to continue permanently at Duluth Metals, and Select is recruiting replacement personnel.

Industrial Minerals

During the second quarter, Select carried out a maintenance and repair program at the Admiral Calder calcium carbonate mine in Alaska. Select is soliciting calcium carbonate mining and processing companies as potential joint-venture partners to fund larger scale development and operations on the Admiral Calder mine. Putting the mine into production has become a Select priority.

Select also reviewed a number of industrial mineral projects in six western states, covering barite, sand & gravel, aggregate, limestone, dolomite, calcium carbonate, cinder, and other industrial mineral commodities. Some of these projects and opportunities are pending further review.

Results of Operations

For the quarter ended June 30, 2007, revenue was $1.4 million, compared to $927,000 in the second quarter of 2006, an increase of $0.5 million. For the first six months of 2007, revenue was $3.0 million, compared to $1.3 million in the first six months of 2006, an increase of $1.7 million. We had an operating loss of about $2.8 million in the second quarter of 2007, compared to a loss of $3.2 million in the second quarter of 2006. During the first six months of 2007, our loss was $5.0 million, compared to a loss of $6.3 million for the first six months of 2006. Non-cash amounts included in the loss for the first six months are depreciation, depletion and amortization of $486,000; stock compensation expense of $653,000; warrant expense of $317,000 and impairment write-off of $247,000.

The Company's revenues from the sale of oil and gas decreased from $291,000 in the second quarter of 2006 to $168,000 in the second quarter of 2007. The oil and gas revenue for the first six months decreased from $610,000 in 2006 to $330,000 in 2007, due to a needed repair on a gas well. In the first six months of 2007, we received revenue of $650,000 from GVPS and GVDC, our drilling rig subsidiaries which were formed in the second half of 2006. Other income increased from $70,000 in the second quarter of 2006 to $570,000 in the second quarter of 2007. For the first six months, other income increased from $100,000 to $670,000. $473,000 of this increase was due to consulting revenue received by Select. The remainder of the increase was due primarily to the increase in the overhead we charged for the producing wells and due to the increase in the number of the producing wells we serviced. Interest income increased from $6,000 in the second quarter of 2006 to $106,000 in the same period of 2007. For the first six months the Company’s interest income increased from $12,000 in 2006 to $200,000 in 2007. This increase is because we held more cash in 2007 compared to the same period of 2006.

Costs and expenses were approximately $1.7 million more in the second quarter of 2007 over the same period in 2006 when cost and expenses were $2.5 million. For the first six months of 2007, costs and expenses increased to $8.1 million, from $4.3 million in the same period of 2006. Oil and gas lease expense increased from $45,000 in the second quarter of 2006 to $116,000 in the same period of 2007, as we incurred new expenses to operate the wells we acquired at the end of 2006. For the first six months, oil and gas lease expense increased from $100,000 to $200,000. In the first six months of 2007 we spent $113,000 on mining exploration, a decrease from $278,000 spent in 2006. We spent $46,000 on mining exploration in the second quarter of 2007, which was $31,000 less than the same period in 2006. The 2007 expenses were lower because of the decreased activity in our minerals operations. Drilling and development expenses increased from $427,000 in the second quarter of 2006 to $626,000 in the second quarter of 2007, reflecting an increase in our drilling activities. We experienced rig operations expense of $335,000 for the second quarter and $780,000 for the first half of 2007 from our GVPS and GVDC subsidiaries, which were not in operation during the first half of 2006. Depletion, depreciation and amortization increased from $111,000 in the second quarter of 2006 to $233,000 in the same period of 2007, because of the increased property and equipment from our rig operations.

During the second quarter we recognized no impairment loss. For the first six months of 2007 we recognized impairment losses of $247,000, primarily on the write-off of our ONYX Ranch prospect. During our regular evaluation of our prospects, we determined that this and three other properties are no longer viable. During the first six months of 2006, the impairment losses totaled $459,000.

General and administrative costs increased from $1.7 million in the second quarter of 2006, to $2.8 million in the same period of 2007. During the first six months, general and administrative costs increased from $2.6 million in 2006 to $5.2 million in 2007. This was due primarily to our recently formed drilling subsidiaries, stock options granted and capital formation expenses.

Capital Resources and Liquidity

Since 2002, our drilling activities have been largely funded by selling interests in our OPUS I drilling partnership. We do not borrow in order to fund drilling activities. Our continued drilling activity relies on our ability to raise money for projects through drilling partnerships or other joint ventures.

Current assets were about $16.4 million at June 30, up from $16.0 million at year end 2006. Cash on hand June 30, remains the same as year end at $15.6 million.

Property, plant and equipment increased from $12.1 million at year end 2006 to $13.9 million at the end of the second quarter. The increase was primarily due the increased rigs and related other equipment.

Current liabilities rose to about $11.1 million at June 30, 2007, from $9.0 million at year end 2006, due primarily to a decrease of $700,000 in notes payable and an increase of $3.2 million in advances from joint venture participants.

During the remainder of 2007, we expect to expend approximately $20 million on drilling activities. Funds for these activities will be provided by sales of partnership interests in the Opus I drilling partnership, which will still be raising funds for development purposes. Tri-Valley’s portion is expected to be approximately $5 million as most of the expense will be carried by joint venture partners. We are analyzing results of five recent development test wells on our Temblor West producing property adjoining the South Belridge oil field in order to design the optimum development plan for the property. The Company expects to drill several more wells there in 2007. Also, at our Pleasant Valley property in the Oxnard oilfield we project one vertical development test well, one horizontal injector and one horizontal producer in 2007. We will drill at least one shallow well in the Moffat Ranch East gas field and one deep wildcat exploration well. Our ability to complete our planned drilling activities in 2007 depends on some factors beyond our control, such as availability of equipment and personnel. Our actual capital commitments for the remainder of fiscal year 2007 are less than $3 million, but to expend $20 million, additional capital from the OPUS partnership or other outside parties will be required. For the remainder of fiscal year 2007, the Company expects expenditures of approximately $0.7 million on mining activities, including mining lease and exploration expenses.

Operating Activities

We had a negative cash flow of $1.5 million for the six months ended June 30, 2007 compared to a negative cash flow of $1.0 million for the same period in 2006, the increase in the negative cash flow in the current period is due largely to our loss from operations being offset by our decrease in accounts payable and our increase in advances from joint venture participants. Our loss from operations was approximately $5.0 million for the six months ended June 30, 2007, compared to a loss from continuing operations in the same period of 2006 of $3.1 million loss for the same period in 2006.

The largest component of cash flow in the first six months of 2007 was receipt of advances of more than $3.1 million from joint venture participants for future drilling operations, These do not contribute to operating revenues at the time received but are held in cash until expended in drilling and operations. We cannot predict the levels at which we will continue to receive funds for additional drilling, and in the past we have experienced wide swings in receipt of these funds from quarter to quarter. We do not commit to drilling activities unless and until we have sufficient advances in hand to fund a particular project.

Investing Activities

Cash used in investing activities was $4.4 million for the first six months of 2007. $2.5 million of this was used towards the refurbishing of the new rigs for GVPS and the reminder was for the acquisitions of equipment for TVOG. $1.3 million was used in the repurchase of the minority interest in GVDC and $0.2 million was used to repurchase the interest of two members interest in GVPS. Also $380,000 of marketable securities was received for executive and geological services provided and is being held as an investment.

Financing Activities

Net cash provided by financing activities was $5.9 million for the first six months. We received $5.9 million proceeds from issuance of restricted shares of common stock in privately negotiated transactions including the exercise of stock options by employees. We received $658,000 in proceeds from warrants issued in conjunction with the issuance of restricted shares of common stock in privately negotiated transactions which had warrants attached and had stock issuance costs of $788,000. We expect to use these funds for working capital. We have not planned any private placement of equity securities for the remainder of 2007, but we may continue to receive funds from privately negotiated transactions. We do not have a targeted or budgeted amount of equity financing activities.

New Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.

Item 4. Controls and Procedures

 Disclosure Controls

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2007. Management is in the process of remediating the Company’s controls and procedures.

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

During the second quarter of 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities

On April 2, 2007, the Company issued 63,000 shares of restricted common stock in with a private investor at $8.00 per share for a total of $504,000. The price of our common stock on the American Stock Exchange on that date was $7.88. Attached to the stock were 21,000 warrants exercisable at $9.50 for a period of two years. On May 1, 2007, the Company issued 6,675 shares of restricted common stock in with a private investor at $8.09 per share for a total of $54,000. The price of our common stock on the American Stock Exchange on that date was $8.09. On May 3, the Company issued 21,402 shares of restricted common stock to a private investor who exercised warrants at $8.00 per share which were purchased in 2006. The proceeds were $171,216. The price of our common stock on the American Stock Exchange on that date was $8.20.

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

TRI-VALLEY CORPORATION

August 9, 2007       /s/F. Lynn Blystone
F. Lynn Blystone
Chairman, President and CEO

August 9, 2007      /s/ Arthur M. Evans
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2007	/s/F. Lynn Blystone
F. Lynn Blystone, Chairman, President and CEO

Exhibit 31.1

I, Arthur M. Evans, Chief Financial Officer of Tri-Valley Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tri-Valley Corporation;
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

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 9, 2007	/s/Arthur M. Evans
Arthur M. Evans, Chief Financial Officer

Exhibit 32.1

Certification Pursuant to 18 U.S.C. § 1350

The undersigned, F. Lynn Blystone, Chairman, President and Chief Executive Officer of Tri-Valley Corporation, a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1)	the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 9, 2007	/s/F. Lynn Blystone
F. Lynn Blystone, Chairman, President and CEO

Exhibit 32.2

Certification Pursuant to 18 U.S.C. § 1350

The undersigned, Arthur M. Evans, Chief Financial Officer of Tri-Valley Corporation, a Delaware corporation (the "Company"), pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002, hereby certifies that:

(1)	the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 (the "Report") fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 9, 2007	/s/Arthur M. Evans
Arthur M. Evans, Chief Financial Officer