Form 10-Q/A
period 2007-03-31
TRI VALLEY CORP
filed 2007-08-29
CIK 22551

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

TRI-VALLEY CORPORATION

INTRODUCTORY STATEMENT

This Amendment No. 1 to the Tri-Valley Corporation’s Form 10-Q for the quarter ended March 31, 2007, makes three revisions:

•	Note 7 to the Consolidated Financial Statements has been revised to include a description of each or our industry segments.

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to include a discussion of results by industry segment.

•	The Controls and Procedures discussion was expanded to discuss our efforts to remediate material weaknesses in our internal control over financial reporting during the first quarter.

The amended report does not restate or change any financial results for the quarter.

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

 ASSETS
	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Current assets
Cash	$19,676,160	$15,598,215
Accounts receivable, trade	808,062	377,278
Prepaid expenses	262,194	42,529

Total current assets	20,746,416	16,018,022

Property and equipment, net
Proved properties	1,371,959	1,407,925
Unproved properties	2,627,064	2,792,340
Rigs	5,740,748	5,371,593
Other property and equipment	2,923,182	2,504,185

Total property and equipment, net	12,662,953	12,076,043

Other assets
Deposits	309,833	309,833
Investments in partnerships	17,400	17,400
Goodwill	212,414	212,414
Other	20,413	20,413

Total other assets	560,060	560,060

Total assets	$33,969,429	$28,654,125

The accompanying notes are an integral part of these condensed financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current liabilities
Notes payable	$546,927	$619,069
Notes payable - related parties	38,656	501,036
Accounts payable and accrued expenses	3,322,228	2,237,116
Amounts payable to joint venture participants	115,184	280,815
Advances from joint venture participants, net	6,877,053	5,408,909

Total current liabilities	10,900,048	9,046,945

Non-Current Liabilities
Asset retirement obligation	222,714	216,714
Long-term portion of notes payable - related parties	685,556	698,963
Long-term portion of notes payable	2,015,963	2,047,885

Total non-current liabilities	2,924,233	2,963,562

Total liabilities	13,824,281	12,010,507

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

NOTE 7 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company reports operating segments according to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”.

The Company identifies reportable segments by products and services. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss.

The Company’s operations are classified into four principal industry segments:

-
Oil and gas operations include our share of revenues from oil and gas wells on which TVOG serves as operator, royalty income and production revenue from other partnerships in which we have operating or non-operating interests. It also includes revenues for consulting services for oil and gas related activities.

-	Rig operations began in 2006, when the Company acquired drilling rigs and began operating them through subsidiaries GVPS and GVDC. Rig operations include income from rental of oil field equipment.

-
Minerals include the Company’s mining and mineral prospects and operations, and expenses associated with those operations. In 2006, the Company recorded minerals revenue from consulting services performed for the mining and minerals industry, which are included on the operating statement as other income.

-	Drilling and development includes revenues received from oil and gas drilling and development operations performed for joint venture partners, including the Opus-I drilling partnership.

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006

Sales and Other Operating Revenues
Oil & Gas	$292,447	$357,289
Rigs	1,313,099	-
Minerals	4,821	6,738
Drilling and Development	-	-

Consolidated Sales and Operating Revenues	1,610,367	364,027

Net Income (Loss)
Oil & Gas	$(2,229,540)	$(1,087,475)
Rigs	303,409	-
Minerals	(329,898)	(1,976,632)
Drilling and Development	-	-

Consolidated Net Income (Loss)	$(2,256,029)	$(3,064,107)

	March 31, 2007	December 31, 2006

Total Assets
Oil & Gas	$23,000,692	$18,517,488
Rigs	8,786,068	7,853,046
Minerals	2,182,669	2,283,591
Drilling and Development	-	-

Consolidated Total Assets	$33,969,429	$28,654,125

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

Revenues

The Company identifies reportable segments by products and services. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. The Company also allocates interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss. The following table sets forth our revenues by segment for the first fiscal quarter of 2007 and 2006, in thousands.

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
	$	%	$	%
Oil and gas	$ 292	18%	$ 357	98%
Rig operations	1,313	82%	-	-
Minerals	5	-	7	2%
Drilling and development	-	-	-	-

Total revenues	$1,610	100%	$ 364	100%

Oil and Gas

Oil and gas revenues in the first quarter of 2007 included approximately $164,000 from the sale of oil and gas, compared to $319,000 in the first quarter of 2006. The decrease resulted from curtained production from a gas well that needed repair in 2007. Other oil and gas revenues in 2007 consisted of approximately $94,000 from interest income and $34,000 from other income, an increase of $38,000 from the first quarter of 2006 because of maintaining increased cash balances.

The oil and gas activities during the first quarter of 2007 involved the drilling of two wells, reworking of existing wells and the conversion of two wells to commence waterflood operations in the South Belridge field.

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

Rig Operations

Revenues from rig operations totaled $1.313 million in the first quarter of 2007, including $1.25 million from drilling and completion operations and approximately $63,000 from other income and interest. This segment of our business was not operating in the first quarter of 2006.

On February 9, GVDC spudded its first contract well in Nevada. It completed its operations in March. At the end of the quarter, GVDC was in talks with multiple third parties for possible long-term contracts for this rig.

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

Mining Activities

Precious Metals

Revenues from mining activities in the first quarter of 2007 and 2006 were negligible. Mineral programs in the first quarter consisted largely of continued assessment and compilation of the geologic information collected in previous work programs associated with the Richardson and Shorty Creek properties in Alaska, and the design of potential sampling programs for 2007. Select began soliciting large precious metal mining companies as potential joint-venture partners to fund larger scale exploration on both the Richardson and Shorty Creek properties.

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

In 2006, Select arranged to evaluate some 200 industrial mineral properties in Nevada from the inventory of Newmont Mining Corporation for future development opportunities. In March 2007, after visiting a number of Newmont's industrial mineral properties and reviewing deal terms with the Trabits Group, the proposed development and operation arrangement between Newmont/Trabits and Select was terminated.

Select also reviewed a number of industrial mineral projects in six western states, covering barite, sand & gravel, aggregate, limestone, dolomite, calcium carbonate, cinder, and other industrial mineral commodities. Some of these projects and opportunities are pending further review.

Drilling and Development Operations

We received no revenues from our drilling and development segment in the first quarter of 2007. This operating segment consists of turnkey contract drilling and completion operations for joint ventures.

Costs and Expenses

The following table sets forth our operating income (loss) by segment in the first quarter of 2007 and 2006, in thousands.

	Quarter Ended 3/31/07	Quarter Ended 3/31/06

Oil and gas	$ (2,230)	$ (1,187)
Rig operations	303	-
Minerals	(330)	(1,977)
Drilling and development	-	-

Total operating income (loss)	$ (2,256)	$ (3,064)

Costs and expenses were approximately $3.86 million more in the first quarter of 2007, an increase of approximately 12% over the same period in 2006 when cost and expenses were $3.43 million. Oil and gas lease expense increased from $57,000 in the first quarter of 2006 to $88,000 in the same period of 2007, as we incurred new expenses to operate the wells we acquired at the end of 2006. Rig operations expense increased from no income in the first quarter of 2006 to $445,000 in the first quarter of 2007, due to new rig operations by our recently formed GVPS and GVDC. We spent $63,000 on mining exploration in the first quarter of 2007, which was $1.1 million dollars less than the same period in 2006. The 2007 expenses were lower mainly because of the disposition in late 2006 of our industrial minerals investment and decreased activity in our minerals operations. Drilling and development expenses increased from $43,000 in the first quarter of 2006 to $232,000 in the first quarter of 2007, reflecting an increase in our drilling activities. Depletion, depreciation and amortization decreased from $275,000 in the first quarter of 2006 to $253,000 in the same period of 2007, because the increased property and equipment from our rig operations was more than offset by the disposition of the Company's interest in its industrial minerals investment in November 2006.

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

Item 4. Controls and Procedures

 Disclosure Controls

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2007. Management identified internal control deficiencies, which, in management’s judgment, represented material weaknesses in internal control over financial reporting. The control deficiencies generally related to controls over the accounting for complex transactions to ensure such transactions are recorded as necessary to permit preparation of financial statements and disclosures in accordance with generally accepted accounting principles and were first discovered by our independent auditors during their audit of our consolidated financial statements for the year ended December 31, 2006. Such transactions included:

o	Proved and unproved properties
o	Deferred income taxes;

Management has remediated three of the five material weaknesses identified in the Company’s Annual Report on Form 10-K for the year ended 2006. The weaknesses were remediated by instituting improved procedures, additional controls regarding collateralized loans and improved disclosure of share-based payment arrangements.  The remediated weaknesses are;: Loans guaranteed with restricted common stock (deposits); the accounting treatment for the discontinued operations from the sale of our interest in Tri Western Resources; and share-based payment arrangements. To remediate the remaining two control deficiencies in our disclosure controls and our internal control over financial reporting. Management plans to:

o	Complete a review, update and risk assessment of all of our financial controls and procedures;
o	Provide additional training of financial staff;
o	Purchase additional research materials and services; and
o	Shorten the financial closing process to allow more time for a thorough review
o	Improve the reporting disclosure and the formulation of deferred taxes

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

TRI-VALLEY CORPORATION

August__, 29 2007       /s/F. Lynn Blystone
F. Lynn Blystone
Chairman, President and CEO

August __ 29, 2007      /s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer