Form 10-K/A
period 2006-12-31
TRI VALLEY CORP
filed 2007-08-30
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-2
AMENDMENT NO. 2 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Securities Registered Pursuant to Section 12(g) of the Act: None

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
Large accelerated filer [ ]☐ Accelerated filer [X] Non-accelerated filer [ ]

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

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

PART I
ITEM 1	Business	1
	Competition	2
	Governmental Regulation	2
	Environmental Regulation	3
	Employees	5
	Available Information	5
ITEM 1A	Risk Factors	5
ITEM 2	Properties	9
	Oil and Gas Operations	10
	Minerals Properties	13
ITEM 4	Submission of Matters to a Vote of Security Holders	14

PART II
ITEM 5	Market Price of the Registrant's Common Stock and Related Security Holder Matters	15
	Performance Graph	15
	Equity Compensation Plan Information	16
	Recent Sales of Unregistered Securities	16
ITEM 6	Selected Historical Financial Data	17
ITEM 7	Management's Discussion and Analysis Of Financial Condition	17
	Notice Regarding Forward-Looking Statements	17
	Overview	17
	Critical Accounting Policies	18
	Other Significant Accounting Polices	20
	Rig Operations	21
	Mining Activity	22
	Results of Operations	23
	Financial Condition	24
	Operating Activities	26
	Investing Activities	27
	Financing Activities	27
	Liquidity and Capital Resources	27
ITEM 8	Financial Statements	29
ITEM 9A	Controls and Procedures	66
	Evaluation of Disclosure Controls	66
	Management's Report on Internal Control over Financial Reporting	66

PART III
ITEM 10	Directors and Executive Officers of the Registrant	69
ITEM 11	Executive Compensation	73
	Employment Agreement with Our President	74
	Compensation Committee Report	74
	Aggregated 2006 Option Exercises and Year-End Values	76
	Compensation of Directors	77
ITEM 12	Security Ownership of Certain Beneficial Owners and Management	77
ITEM 13	Certain Relationships and Related Transactions	78
ITEM 14	Principal Accountant Fees and Services	79
ITEM 15	Exhibits and Financial Statement Schedules	79

SIGNATURES		80

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

*

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

*

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

*

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

*

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

*	Tri-Valley Power Corporation is inactive at the present time.

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

Available Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission using SEC's EDGAR system. The SEC maintains a site on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other registrants that file reports electronically with the SEC. You may read and copy any materials that we file with the SEC at its Public Reference Room at 100 F Street, NE Washington, D.C. 20549. Our common stock is listed on the American Stock Exchange, under the symbol TIV. Please call the SEC at 1-800-SEC-0330 for further information about their public reference rooms. Our website is located at http://www.tri-valleycorp.com.

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

Our business is subject to a number of risks and hazards including:

* Environmental hazards;

* Industrial accidents;

* Unusual or unexpected geologic formations; and

* Unanticipated hydrologic conditions, including flooding and periodic interruptions due to inclement or hazardous weather conditions.

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

Risks Involved in Our Operations Generally

Forward Looking Statements

Some of the information in this 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

* discuss our future expectations;
* contain projections of our future results of operations or of our financial condition; and
* state other "forward-looking" information.

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

Our estimated future net recoverable oil and gas reserves from proved developed and undeveloped properties as of December 31, 2006, 2005 and 2004 were as follows:

	BBL		MCF

December 31, 2006	Oil	275,452	Natural Gas	787,017
December 31, 2005	Oil	218,030	Natural Gas	779,598
December 31, 2004	Condensate	162	Natural Gas	742,401

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from our proved developed oil and gas reserves, discounted at 10%, was $6,121,295 at December 31, 2006, $7,056,072 at December 31, 2005, and $1,958,238 at December 31, 2004. The unaudited supplemental information attached to the consolidated financial statements provides more information on oil and gas reserves and estimated values. See pages 61 - 64.

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

Industrial Minerals

Select's industrial mineral project consists of the Admiral calcium carbonate mine in Alaska. The Admiral Mine was obtained in 2005 from Sealaska Corporation. It is located on the north-west side of Prince of Wales Island, approximately 150 (air) miles south of Juneau and 88 (air) miles northwest of Ketchikan. The mine consists of drilled high chemical grade, high brightness and high whiteness mineralized material, and is considered to be in the top 1% of high grade, high white, high bright, CaCO3 deposits in the world. "Mineralized material" means a mineralized body, which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Determinations of mineralized material are based upon unit cost, grade, recoveries, and other material factors to reach conclusions regarding legal and economic feasibility. Grade and brightness tests were conducted by Hazen Research Inc. of Golden, Colorado on selected run-of-mine and core sample material. Hazen's and independent geological engineer, M. G. Bright's grade and tonnage figures correspond and support the earlier grade and tonnage figures represented by Sealaska and SeaCal, LLC. No proven or probable ore reserves have been determined which meet the standards set forth in the SEC's Industry Guide 7. (In the case of industrial minerals, proven and probable ore reserves are those which are currently in production and being sold. Relative to the Admiral mine, the operation previously had proven and probable ore reserves, however, while on standby status, the mineable material moves from the ore reserve category to mineralized material. Once production is restarted, the mineralized material will reconvert to proven and probable ore reserves.) We have obtained a preliminary estimate on the mine from M. G. Bright, independent registered professional geologist, which identifies of high grade to ultra high grade (+94% to +98% CaCO3), high brightness (+95 GE Brightness @ -325 mesh) calcium carbonate mineralized material in place. The purchase also includes all associated infrastructure and equipment that the previous owner installed at a cost exceeding $20 million. The current mine covers only 15 acres; the entire property covers 572 acres of patented mining ground, and includes all operating permits and tideland leases. Less than 10% of the gross acreage has been explored and we believe additional resources may yet be discovered. We do not currently have plans to proceed with redevelopment of the mine but intend to hold it while Select pursues other previously identified opportunities. Select also owns the timber rights on the acreage and believes that value alone could repay the cost of acquisition of the property.

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

	Total securities to be issued upon exercise of outstanding options or vesting of restricted stock		Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Plan category	Number	Weighted-average exercise price
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,581,850	$2.95	824,000

Equity compensation plans not approved by security holders	333,000	$0.50	-

Total	2,914,850	$2.67	824,000

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

In 2002 we created a limited partnership called the OPUS-I. The purpose of this partnership is to raise one hundred million dollars by selling partnership interests. For the year ended December 31, 2006, OPUS I partnership raised $4,637,900 and spent $4,981,625 primarily on the purchase of the Moffat East Ranch prospect; on drilling the Belridge-Carneros workover; the Lundin-Weber 352 turnkey and completion; and the Lundin-Weber 540 turnkey and completion.

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

Results of Operations

We lost approximately $900,000 in 2006 compared to losses of $9.7 million in 2005 and $1.2 million in 2004. Total revenue was $4.9 million in 2006 compared to revenues of $12.5 million in 2005 and $4.5 million in 2004. In 2005 we had comparatively high levels of both revenue and loss due in large part to our execution of large scale drilling projects during that year.

Revenues

The Company identifies reportable segments by products and services. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. The Company also allocates interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss. The following table sets forth our revenues by segment for 2006, 2005 and 2004, in thousands.

	2006		2005		2004
	$	%	$	%	$	%
Oil and gas
Sale of oil and gas	$1,030	21%	$ 901	7%	$ 799	18%
Royalty income	-	-	1	-	1	-
Partnership income	45	1%	30	-	30	1%
Other (1)	80	2%	-	-	-	-
Interest income	72	1%	119	1%	46	1%
Total oil and gas revenue	1,227	25%	1,051	8%	876	20%

Rig operations
Rig income	873	18%	-	-	-	-
Other (2)	160	3%	-	-	-	-
Total rig operations	1,033	21%	-	-	-

Minerals (3)	179	4%	53	-	62	-

Drilling and development	2,497	50%	11,422	92%	3,560	80%

Total revenues	$4,936	100%	$12,526	100%	$4,498	100%

(1) Other income from the sale oil and gas operations in 2006 includes income from consulting fees, which are included as other income on our Consolidated Statements of Operations.

(2) Other income from rig operations in 2006 consists mainly of rental income from tools and equipment related to our drilling rigs, which is included as other income on our Consolidated Statements of Operations.

(3) In 2006, 2005 and 2004, revenues from mineral operations consisted mainly of consulting fees paid by third parties, which is included as other income on our Consolidated Statements of Operations.

Oil and gas operations include our share of revenues from oil and gas wells on which TVOG serves as operator, royalty income and production revenue from other partnerships in which we have operating or non-operating interests. It also includes revenues for consulting services for oil and gas related activities, which we include in "other income" on the statement of operations, and interest revenue attributable to our oil and gas operations, which we include in interest income on the statement of operations.

Revenues from oil and gas operations were 17% higher in 2006 than in 2005. The main component of the increase was a substantial increase in oil production, accompanied by a 29% rise in the average price we received for oil. This was partially offset by a 33% drop in gas production and a small decline in average gas prices. Revenues from oil and gas operations were 20% higher in 2005 than 2004. Nearly all of this increase resulted from a rise in average gas prices. See Item 2 - Properties.

In 2006, we acquired drilling rigs and began rig operations through our subsidiaries, GVPS and GVDC. Our revenue from rig operations in 2006 was $1.034 million, which includes $873,000 from drilling rig operations and $160,000 (included in "other income") from rig related services, such as rental of oilfield equipment. We had no rig operations or revenues in prior years.

In each of the past three years, our largest source of revenue has been oil and gas drilling and development, which consists of turnkey contract drilling and completion operations for joint ventures. Revenues from drilling and development activities were $8.9 million less 2006 compared to 2005. In 2006, we drilled two wells and our revenue from drilling and development decreased to about $2.5 million, compared to $11.4 million in 2005. In 2005 we recorded drilling and development revenues of $3.4 million from drilling the Midland Trail well in Nevada, and we spent $3.5 million on a frac job on our Ekho well. In 2004 we drilled 3 wells at a cost of nearly $3.6 million. We record revenue received by us from joint ventures for drilling and development when we complete drilling wells that have been sold to joint venture partners, including the Opus-I drilling partnership.

In 2006, we earned $178,500 from consulting services pertaining to our minerals operations, which is included in "other income" in our operating statement. We earned insignificant revenues from such services in prior years. We earned no significant income from sales of minerals in 2006, 2005 or 2004.

Overall interest income decreased from about $121,000 in 2005 to about $73,000 in 2006. This decrease was due to a decreased average cash balance during the year. In 2004, interest income was only about $46,000, again because our cash held for investment was lower than in 2005.

Revenues from Discontinued Operations in 2006

In 2006, we sold our interest in the Tri-Western Resources, LLC, joint venture and an industrial site used for Tri-Western's mineral operations. These transactions had a total sales price of $13.8 million and resulted in a non-operating gain of about $9.7 million. The Company sold its interest in order to redeploy the capital into ventures it believes will increase share value at a faster rate. The sale also caused us to reclassify certain expenses in 2006 and prior years as losses from discontinued operations, but this reclassification did not change our total net loss in any year. See note 12 to the Consolidated Financial Statements for a schedule of pro forma results.

Costs and Expenses

The following table sets forth our operating income (loss) by segment in 2006, 2005 and 2004, in thousands.

	2006	2005	2004

Oil and gas	$ 830	$(2,248)	$ 1,762
Rig operations	$ 307	-	-
Minerals	(465)	(3,610)	$(1,030)
Drilling and development	507	2,155	259

Total operating income (loss)	$1,179	$(3,704)	$ 991

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

Should we choose to make an acquisition of producing oil and gas properties, such an acquisition would likely require that some portion of the purchase price be paid in cash, and thus would create the need for additional capital. Additional capital could be obtained from a combination of funding sources. The potential funding sources include:

* Cash flow from operating activities,
* Borrowings from financial institutions (which we typically avoid),
* Debt offerings, which could increase our leverage and add to our need for cash to service such debt (which we typically avoid),
* Additional offerings of our equity securities, which would cause dilution of our common stock,
* Sales of portions of our working interest in the prospects within our exploration program, which would reduce future revenues from its exploration program,
* Sale to an industry partner of a participation in our exploration program,
* Sale of all or a portion of our producing oil and gas properties, which would reduce future revenues.

Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, there can be no assurances that capital will be available to us from any source or that, if available, it will be on terms acceptable to us. The Company has no off balance sheet arrangements.

ITEM 8: FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
INDEX

Page

Report of Independent Auditor	30

Consolidated Balance Sheets at December 31, 2006 and 2005	31

Consolidated Statements of Operations for the Years Ended
December 31, 2006, 2005 and 2004	33

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2006, 2005 and 2004	34

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2006, 2005 and 2004	35

Notes to Consolidated Financial Statements	37

Supplemental Information about Oil and Gas Producing
Activities (Unaudited)	61

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

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004

Revenues
Sale of oil and gas	$ 1,029,606	$ 901,159	$ 799,474
Rig income	873,368	-	-
Royalty income	-	883	674
Partnership income	45,000	30,000	30,000
Interest income	72,707	118,608	45,990
Drilling and development	2,497,256	11,422,234	3,559,500
Other income	418,786	53,226	63,032

Total revenues	4,936,723	12,526,110	4,498,670

Costs and expenses
Mining exploration costs	510,583	4,112,717	994,151
Production costs	388,700	93,429	144,101
Drilling and development	1,799,792	9,267,621	2,224,793
Rig operating expenses	566,649	-	-
General and administrative	6,110,921	3,521,311	2,066,198
Interest	396,672	118,047	33,332
Depreciation, depletion and amortization	585,439	242,527	21,699
Impairment of acquisition costs	459,243	90,165	112,395
Total costs and expenses	10,817,999	17,445,817	5,569,669

Loss from continuing operations, before income taxes and discontinued operations	(5,881,276)	(4,919,707)	(1,097,999)
Tax provision	-	-	-

Loss from continuing operations, before discontinued operations	(5,881,276)	(4,919,707)	(1,097,999)

Loss from discontinued operations (Note 12)	(4,774,840)	(4,810,364)	(73,006)
Gain on disposal of discontinued operations (Note 12)	9,715,604	-	-

Net loss	$ (940,512)	$(9,730,071)	$(1,171,005)

Basic net loss per share:
Loss from continuing operations	$ (0.25)	$ (0.22)	$ (0.05)
Income (loss) from discontinued operations, net	$ 0.21	$ (0.21)	$ (0.01)
Basic loss per common share	$ (0.04)	$ (0.43)	$ (0.06)

Weighted average number of shares outstanding	23,374,205	22,426,580	20,507,342

Potentially dilutive shares outstanding	26,377,537	25,030,468	23,060,942

No dilution is reported since net income is a loss per SFAS 128

33
The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Additional	Additional
					Paid in	Paid in
	Total			Capital in	Warrants &	Capital	Common	Accumu-
	Common	Treasury	Par	Excess of	Stock	GVDC /	Stock	Lated	Treasury	Stockholders'
	Shares	Shares	Value	Par Value	Options	GVPS	Receivable	Déficit	Stock	Equity

Balance at December 31, 2003	20,097,627	100,025	$ 20,115	$ 9,010,453	-	-	-	$(7,165,415)	$(13,370)	$ 1,851,783
Issuance of common stock	1,738,425	-	1,721	6,761,354	-	-	-	-	-	6,763,075
Stock issuance cost	-	-	-	(646,200)	-	-	-	-	-	(646,200)
Common stock receivable	-	-	-	-	-	-	(750)	-	-	(750)
Net loss	-	-	-	-	-	-	-	(1,171,005)	-	(1,171,005)

Balance at December 31, 2004	21,836,052	100,025	21,836	15,125,607	-	-	(750)	(8,336,420)	(13,370)	6,796,903
	-					-
Issuance of common stock	970,124	-	970	9,199,610	-	-	-	-	-	9,200,580
Stock issuance cost	-			(432,067)	-	-	-	-	-	(432,067)
Common stock receivable	-			-	-	-	750	-	-	750
Drilling program equity	-			1,736,625	-	-	-	-	-	1,736,625
Net loss	-			-	-	-	-	(9,730,071)	-	(9,730,071)
	-
Balance at	-
December 31, 2005	22,806,176	100,025	$ 22,806	$25,629,775	-	-	-	$(18,066,491)	$(13,370)	$ 7,572,720

Issuance of common stock	740,479		601	3,373,745	-	-	-	-	-	3,374,346
Stock issuance cost	-	-	-	(310,740)	-	-	-	-	-	(310,740)
Warrants (see note 10)	-	-	-	-	$ 247,313	-	-	-	-	247,313
Stock Based Compensation (see note 5)	-	-	-	-	1,262,404	-	-			1,262,404
Great Valley Drilling / GVPS	-	-	-	-	-	$ 5,438,087	-			5,438,087
Net loss	-	-	-	-	-	-	-	(940,512)		(940,512)
Balance at
December 31, 2006	23,546,655	100,025	$ 23,407	$28,692,780	$1,509,717	$5,438,087	-	$(19,007,003)	$(13,370)	$ 16,643,618

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004

CASH PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$ (940,512)	$(9,730,071)	$(1,171,005)
Loss from discontinued operations	4,774,840	4,810,364	73,006
Gain on disposal of discontinued operations, net	(9,715,604)	-	-

Loss from continuing operations	(5,881,276)	(4,919,707)	(1,097,999)
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Depreciation, depletion, and amortization	585,439	242,527	21,699
Impairment, dry hole and other disposals of property	459,243	90,165	112,395
Stock-based compensation costs, net of taxes	1,262,404	-	-
Warrant costs from issuance of restricted common stock	247,313	-	-
(Gain) or loss on sale of property	-	131,766	-
Property, mining claims & services paid with common stock	-	5,666,575	804,180
Changes in operating capital:
(Increase) decrease in accounts receivable	85,419	(89,862)	(28,183)
(Increase) decrease in prepaids	-	53,527	(31,719)
(Increase) decrease in deposits and other assets	(19,088)	(14,874)	87,671
Increase (decrease) in income taxes payable	-	-	(39,000)
Increase (decrease) in accounts payable and accrued expenses	635,880	(445,454)	552,064
Increase (decrease) in amounts payable to joint venture participants and related parties	(82,680)	263,380	8,840
Increase (decrease) in advances from joint venture
participants	90,264	(1,003,031)	674,526

Net cash provided by (used in) continuing operations	(2,617,082)	(24,988)	1,064,474
Net cash provided by (used in) discontinued operations	543,073	(4,446,650)	(41,287)
Net Cash Provided (Used) by Operating Activities	(2,074,009)	(4,471,638)	1,023,187

CASH PROVIDED (USED) BY INVESTING ACTIVITIES
Proceeds from sale of property	461,752	-	-
Proceeds from sale of discontinued operations	13,838,625	-	-
Capital expenditures	(5,760,034)	(6,494,822)	(242109)
(Investment in) advance to joint project	-	-	(150,000)

Net cash provided by (used in) continuing operations	8,540,343	(6,494,822)	(392,109)
Net cash provided by (used in) discontinued operations	(225,042)	(4,256,602)	(127,072)

Net Cash Provided (Used) by Investing Activities	8,315,301	(10,751,424)	(519,181)

35
The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	For the Years Ended December 31,
	2006	2005	2004

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
Proceeds from long-term debt	1,017,559	-	-
Proceeds from long-term debt - related parties	1,200,000	3,666,765	-
Principal payments on long-term debt	(4,909,204)	(311,673)	(10,006)
Net proceeds from additional paid in capital - Great Valley Drilling Company, LLC /Great Valley Production Company, LLC	5,438,087	-	-
Net Proceeds from issuance of common stock	2,442,890	3,101,938	5,310,224

Net cash provided by (used in) continuing operations	5,189,332	6,457,030	5,301,939
Net cash provided by (used in) discontinued operations	(709,330)	1,830,033	-

Net Cash Provided (Used) by Financing Activities	4,480,002	8,287,063	5,301,939

Net Increase (Decrease) in Cash and Cash Equivalents	$ 10,721,294	$ (6,935,999)	$ 5,805,945

Cash at Beginning of Year	4,876,921	11,812,920	6,006,975

Cash at End of Year	$ 15,598,215	$ 4,876,921	$11,812,920

Interest paid	$ 352,815	$ 377,943	$ 33,332

Income taxes paid	$ -	$ -	$ -

Property & services paid with common stocks	$ 620,716	$ 2,662,075	$ 92,200

Stock issued to exchange mining claims	$ -	$ 3,004,500	$ 712,000

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

Other Properties and Equipment

Properties and equipment are depreciated using the straight-line method over the following estimated useful lives:

Office furniture and fixtures	3 - 7 years
Vehicle, machinery & equipment	5 - 10 years
Building	15 years

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation Plans /Share-Based Payment (continued)

		December 31,	December 31,	December 31,
		2006	2005	2004

Net Income	As reported	$ (940,512)	$ (9,730,071)	$(1,171,005)
Add: Stock-based compensation expense included in reported net income, net of tax benefit		1,262,404	--	--

Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax		(1,262,404)	(631,000)	--

	Pro forma	$ (940,512)	$(10,361,071)	$(1,171,005)

Earnings per share	As reported	(0.04)	(0.43)	(0.06)

	Pro forma	(0.04)	(0.46)	(0.06)

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

The following table summarizes information about fixed stock options outstanding at December 31, 2006:

	Number Outstanding	Number Outstanding & exercisable	Weighted-Average	Weighted- Average	Intrinsic Value(1) at December 31,
Range of Exercise Prices	at December 31, 2006	at December 31, 2006	Remaining Contractual Life	Exercise Price	2006 (in thousands)

$.50 - $10.00	2,914,850	2,674,850	3.6 years	$2.26	$19,340

(1) Based on the difference between the exercise price per share and the $9.49 market price per share as of December 31, 2006

The following table summarizes information about fixed stock options outstanding at December 31, 2005:

	Number Outstanding	Number Outstanding & exercisable	Weighted-Average	Weighted- Average	Intrinsic Value(2) at December 31,
Range of Exercise Prices	at December 31, 2005	at December 31, 2005	Remaining Contractual Life	Exercise Price	2005 (in thousands)

$.50 - $10.00	2,757,600	2,647,600	4.2 years	$1.70	$16,097

(2) Based on the difference between the exercise price per share and the $7.78 market price per share as of December 31, 2005.

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Employee Stock Options (continued)

The following table summarizes information about fixed stock options outstanding at December 31, 2004:

	Number Outstanding	Number Outstanding & exercisable	Weighted- Average	Weighted- Average	Intrinsic Value(3) at December 31,
Range of Exercise Prices	at December 31, 2004	at December 31, 2004	Remaining Contractual Life	Exercise Price	2004 (in thousands)

$.50 - $2.43	2,553,600	2,553,600	5.2 years	$1.28	$27,960

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

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

A summary of the status of the Company's nonvested options as of December 31, 2006 and changes during the year ended December 31, 2006, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value

Nonvested at December 31, 2005	115,000	$ 8.59

Granted	445,000	$ 6.19
Vested	(315,000)	$ 6.99

Nonvested at December 31, 2006	245,000	$ 6.95

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

The Company's operations are classified into four principal industry segments:

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

-

Minerals include the Company's mining and mineral prospects and operations, and expenses associated with those operations. In 2006, the Company recorded minerals revenue from consulting services performed for the mining and minerals industry, which are included on the operating statement as other income.

-

Drilling and development includes revenues received from turnkey contract oil and gas drilling and development operations performed for joint venture partners, including the Opus-I drilling partnership.

NOTE 9 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas	Rig		Drilling and
	Production	Operations	Minerals	Development	Total
Year ended December 31, 2006
Revenues from external customers	$ 1,154,721	$ 1,033,539	$ 178,500	$ 2,497,256	$ 4,864,016

Interest revenue	$ 72,707	$ -	$ -	$ -	$ 72,707

Interest expense	$ 26,834	$ 2,373	$ 267,465	$ -	$ 396,672

Operating income (loss)	$ 830,475	$ 306,719	$ (465,153)	$ 507,465	$ 1,179,506

Expenditures for segment assets	$ 1,146,146	$ 5,444,646	$ 15,000	$ -	$ 6,605,792

Depreciation, depletion, and amortization	$ 159,289	$ 81,530	$ 344,620	$ -	$ 585,439

Total assets	$ 18,517,488	$ 7,853,046	$ 2,283,591	$ -	$ 28,654,125

Estimated income tax benefit (expense)	$ -	$ -	$ -	$ -	$ -

Net income (loss)	$ (4,488,280)	$ (51,343)	$ 3,051,646*	$ 507,465	$ (940,512)

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

NOTE 9 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

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

NOTE 10 - COMMON STOCK and WARRANTS and ADDITIONAL PAID IN CAPITAL

Common Stock

During 2006 the Company issued the following shares of common stock. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

-During the year various directors and employees of the Company exercised stock options previously granted. The new shares issued pursuant to the stock option plan amounted to 237,593 shares. Cash consideration received totaled to $318,375.

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

NOTE 10 - COMMON STOCK and WARRANTS and ADDITIONAL PAID IN CAPITAL (Continued)

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

Also during 2005 the Company issued the following shares of common stock for property, mining claims and services with a total value of $5,666,575.

- The Company issued 320,000 shares to four individuals to exchange mining claims in Alaska. The stocks ranged in value from $10.05 to $7.75 per share at the time of the exchange.

- The Company issued total 8,000 shares to directors of the Company for services rendered during the year. At the time of the issuance the stocks were valued at $8.13 per share.

- The Company issued 5,000 shares to one employee in accordance with his employment contract. At the time of the issuance the stock was valued at $10.02 per share.

- The Company issued 200,000 shares as consideration to acquire Pleasant Valley Energy Corporation. The stock was valued at $12.32 per share at the date of closing.

- During the year, the Company issued 13,457 shares to a consultant for services rendered. The stock was valued at $6.16 per share.

During the year the total common stock issuance cost amounted to approximately $432,067.

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

Warrants are accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments and (EITF 00-27. The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of

NOTE 10 - COMMON STOCK and WARRANTS and ADDITIONAL PAID IN CAPITAL (Continued)

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

Additional Paid In Capital from the Sale of Interest in Subsidiaries

During 2006, the Company sold 49% of the interest in GVPS to 35 individuals for $3,881,447. Also during 2006, the Company sold 49% of the interest in GVDC to 15 individuals for $1,556,640. The total paid in capital for these two LLC's was $5,438,087, which is being consolidated under FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities".

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

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

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

For the year ended December 31,2004
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

Changes In Estimated Reserve Quantities

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2006, 2005, and 2004, and changes in such quantities during each of the years then ended, were as follows:

	December 31, 2006		December 31, 2005		December 31, 2004
	Oil	Gas	Oil	Gas	Oil	Gas
	(BBL)	(MCF)	(BBL)	(MCF)	(BBL)	(MCF)

Proved developed and undeveloped reserves:
Beginning of year	218,030	779,598	162	742,401	162	1,251,548
Revisions	(65,673)	(32,580)	(144)	119,453	-	(374,408)
Purchases	125,413	-	218,029	-	-	-
Improved recovery	4,282	126,176	-	46,346	-	-
Production	(6,600)	(86,177)	(17)	(128,602)	-	(134,739)

End of year	275,452	787,017	218,030	779,598	162	742,401

Proved developed reserves:
Beginning of year	90,555	779,598	162	742,401	162	1,251,548

End of year	89,301	787,017	90,555	779,598	162	742,401

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

Supplemental Information (Unaudited)

Changes In Standardized Measure Of Discounted Future Net Cash Flow From Proved Reserve Quantities (Continued)

The "Net change in income taxes" is computed as the change in present value of future income taxes.

	December 31,	December 31,	December 31,
	2006	2005	2004

Standardized measure - beginning of period	$ 7,056,072	1,958,238	2,270,632

Sales of oil and gas produced, net of production costs	(640,515)	(807,930)	(655,373)
Revisions of estimates of reserves provided in prior years:
Net changes in prices	(2,215,972)	1,412,965	1,705,515
Revisions of previous quantity estimates	(2,512,220)	1,630,965	-
Extensions and discoveries	-	11,345,272	270,891
Property acquisition	2,370,080	-	-
Accretion of discount	434,411	(6,204,768)	248,494
Changes in production and development costs.	1,566,035	(1,580,186)	(1,658,785)
Net change in income taxes	63,404	(698,484)	223,137

Net increase (decrease)	934,777)	5,097,834	(312,394)

Standardized measure - end of period	$ 6,121,295	$ 7,056,072	$ 1,958,238

Supplemental Information (unaudited)

Quarterly Financial Data (unaudited)

2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$ 369,765	$ 978,340	$ 1,356,311	$ 2,532,307

Net Income (Loss)	$ (3,064,107)	$ (3,240,179)	$ (2,673,198)	$ 8,036,972*

Net Income per Common Share - Basic	$ (0.13)	$ (0.14)	$ (0.11)	$ 0.34

* In the fourth quarter we sold Tri-Western Resources and an associated building for a net gain of $9,715,604.
See note 12 to the Consolidated Financial Statements for a pro forma schedule.

2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$ 202,108	$ 1,846,630	$ 6,781,574	$ 3,698,294

Net Income (Loss)	$ (3,375,111)	$ (717,680)	$ (345,932)	$ (5,291,348)

Net Income (Loss) per Common Share	$ (0.15)	$ (0.03)	$ (0.02)	$ (0.23)

2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
			(restated)	(restated)

Operating Revenues	$ 1,386,281	$ 1,134,910	$ 223,006	$ 1,754,473

Net Income (Loss)	$ 255,258	$ (940,409)	$ (479,104)	$ (6,750)

Net Income (Loss) per Common Share	$ 0.01	$ (0.05)	$ (0.02)	$ (0.00)

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

- Evaluation of proved and unproved properties
- Loans guaranteed with restricted common stock (deposits);
- Accounting for income taxes;
- Discontinued operations from the sale of our interest in Tri-Western Resources; and
- Share-based payment arrangements.

A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company. These weaknesses were identified by our independent auditors in early 2007 during our annual audit.

Management will continue to evaluate the effectiveness of Tri Valley Corporation's disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take further action and implement improvements as necessary. Management plans to remediate these deficiencies in our disclosure controls and our internal control over financial reporting. Management plans to:

- Complete a review, update and risk assessment of all of our financial controls and procedures;
- Provide additional training of financial staff;
- Purchase additional research materials and services;
- Shorten the financial closing process to allow more time for a thorough review; and
- Review and institute additional controls for each weakness.

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

( a )	(b)	(c)	(d)	(e)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY End Exercisable/ Unexercisable	Value of Unexercised In The Money Options at FY End ($) Exercisable/ Unexercisable

F. Lynn Blystone	68,750	$509,420	776,850/0	$6,338,381/0

Milton Carlson	23,000	$153,490	240,000/0	$1,944,600/0

Thomas J. Cunningham	0	0	523,000/0	$4,308,520/0

Arthur M. Evans	0	0	45,000/0	$18,250/0

G. Thomas Gamble	20,000	0	20,000/60,000	$62,800/ $188,400

Joseph R. Kandle	0	0	475,000/0	$3,952,000/0

Dennis P. Lockhart	0	0	270,000	$2,214,300/0

Henry Lowenstein			40,000/60000	$125,600/ $188,400

Loren J.Miller	0	0	0/0	$0/0

William H. "Mo" Marumoto			40,000/60000	$125,600/ $188,400

Henry J. Sandri	0	0	30,000/0	$76,750/0

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

10.4

Purchase and Sale Agreement between Trans-Western Materials, Inc. and Select Resources Corporation, Inc. dated July 18, 2006 and amendment dated October 13, 2006 and Closing Statement between Select Resources Corporation, Inc. and Trans-Western Materials, Inc. dated November 15, 2006, as amended October 13, 2006, incorporated by reference to Exhibit 10.4 of the Company's Form 10-K filed with the SEC on April 2, 2007.

10.5

Commercial Property Purchase Agreement between Jung Uk Byum and Select Resources Corporation, Inc. dated May 24, 2006 and amendment dated November 2, 2006, incorporated by reference to Exhibit 10.5 of the Company's Form 10-K filed with the SEC on April 2, 2007.

14.1	Code of Business Conduct & Ethics, incorporated by reference to Exhibit 14.1 of the Company's Form 10-K filed with the SEC on March 31, 2005.
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company's Form 10-K filed with the SEC on April 2, 2007.
31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a)
31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. Section 1350.
32.2	Certification Pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 28, 2007	By: /s/ F. Lynn Blystone
F. Lynn Blystone
President, Chief Executive Officer and
Chairman of the Board

August 28, 2007	By:/s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer

i

