Form 10-Q/A
period 2007-06-30
TRI VALLEY CORP
filed 2007-08-30
CIK 22551

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

TRI-VALLEY CORPORATION

INTRODUCTORY STATEMENT

This Amendment No. 1 to the Tri-Valley Corporation’s Form 10-Q for the quarter ended June 30, 2007, makes three revisions:

•	Note 7 to the Consolidated Financial Statements has been revised to include a description of each or our industry segments.

•	Management’s Discussion and Analysis of Financial Condition and Results of Operations has been revised to include a discussion of results by industry segment.

•	The Controls and Procedures discussion was expanded to discuss our efforts to remediate material weaknesses in our internal control over financial reporting during the second quarter.

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

o
Oil and gas operations include our share of revenues from oil and gas wells on which TVOG serves as operator, royalty income and production revenue from other partnerships in which we have operating or non-operating interests. It also includes revenues for consulting services for oil and gas related activities.

o	Rig operations began in 2006, when the Company acquired drilling rigs and began operating them through subsidiaries GVPS and GVDC. Rig operations include income from rental of oil field equipment.

o
Minerals include the Company’s mining and mineral prospects and operations, and expenses associated with those operations. In 2006, the Company recorded minerals revenue from consulting services performed for the mining and minerals industry, which are included on the operating statement as other income.

o	Drilling and development includes revenues received from oil and gas drilling and development operations performed for joint venture partners, including the Opus-I drilling partnership.

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Sales and Other Operating Revenues
Oil & Gas	$594,288	$696,187
Rigs	1,943,822	-
Minerals	478,207	30,500
Drilling and Development	-	559,556

Consolidated Sales and Operating Revenues	3,016,317	1,286,243

Net Income (Loss)
Oil & Gas	$(4,688,902)	$(2,222,674)
Rigs	(209,431)	(317,635)
Minerals	(151,156)	(3,854,124)
Drilling and Development	-	90,147

Consolidated Net Income (Loss)	$(5,049,489)	$(6,304,286)

	June 30, 2007	December 31, 2006

Total Assets
Oil & Gas	$ 21,005,182	$ 18,517,488
Rigs	7,524,315	7,853,046
Minerals	2,540,186	2,283,591
Drilling and Development	-	-

Consolidated Total Assets	$ 31,069,683	$ 28,654,125

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

20

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

Revenues and Activities by Segment

The Company identifies reportable segments by products and services. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. The Company also allocates interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss. The following table sets forth our revenues by segment for the second fiscal quarter of 2007 and 2006 and the first six months of fiscal year 2007 and 2006, in thousands.

	Second Quarter		First Six Months
	2007	2006	2007	2006

Oil and gas	$ 302	$ 368	$ 594	$ 696
Rig operations	631	-	1,944	-
Minerals	473	-	478	31
Drilling and development	-	559	-	559

Total revenues	$1,406	$ 927	$ 3,016	$ 1,286

Oil and Gas

Oil and gas revenues in the second quarter of 2007 included approximately $168,000 from the sale of oil and gas, compared to $291,000 in the second quarter of 2006, due to a needed repair on a gas well. Other oil and gas revenues in the second quarter of 2007 consisted of approximately $106,000 from interest income and $28,000 from other income, an increase of $92,000 from the second quarter of 2006 primarily because of maintaining increased cash balances.

The oil and gas activities during the second quarter of 2007 involved the drilling of one well, reworking of existing wells and the continued conversion of two wells to commence waterflood operations in the South Belridge field.

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

Rig Operations

Revenues from rig operations totaled $631,000 in the second quarter of 2007, including $560,000 from drilling and completion operations and approximately $70,000 from other income and interest. This segment of our business was not operating in the second quarter of 2006.

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

Mining Activities

Precious Metals

Revenues from mining activities in the second quarter of 2007 were $473,000 compared to nothing in 2006. The 2007 revenues were recorded from completion of our agreement to provide management and geological services for Duluth Metals Limited.

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

Drilling and Development Operations

We received no revenues from our drilling and development segment in the second quarter of 2007. This operating segment consists of turnkey contract drilling and completion operations for joint ventures.

Costs and Expenses

The following table sets forth our operating income (loss) by segment in the second quarter of 2007 and 2006, in thousands.

	Quarter Ended 6/30/07	Quarter Ended 6/30/06

Oil and gas	$(2,456)	$(1,136)
Rig operations	(512)	(317)
Minerals	179	(1,877)
Drilling and development	-	(90)

Total operating income (loss)	$(2,789)	$(3,240)

Costs and expenses were approximately $4.2 million in the second quarter of 2007, an increase of approximately $1.7 million over the same period in 2006 when cost and expenses were $2.5 million. Oil and gas lease expense increased from $45,000 in the second quarter of 2006 to $116,000 in the same period of 2007, as we incurred new expenses to operate the wells we acquired at the end of 2006. Rig operations expense increased from no expense in the second quarter of 2006 to $335,000 in the first quarter of 2007, due to new rig operations by our recently formed GVPS and GVDC. We spent $46,000 on mining exploration in the second quarter of 2007, which was $31,000 dollars less than the same period in 2006 due to a lower activity level in our exploration. Drilling and development expenses increased from $426,000 in the second quarter of 2006 to $626,000 in the second quarter of 2007, reflecting an increase in our drilling activities. Depletion, depreciation and amortization increased from $111,000 in the second quarter of 2006 to $233,000 in the same period of 2007, primarily because the increased property and equipment from our rig operations.

General and administrative costs for the second quarter of 2007 were $2.8 million and increase from $1.7 million in the same period of 2006, the increase was due to the expenses of our recently formed drilling subsidiaries, stock compensation expense and capital formation expense.

Capital Resources and Liquidity

In 2002 through the second quarter of 2007, our drilling activities have been largely funded by selling interests in our OPUS I drilling partnership. We do not borrow in order to fund drilling activities. Our continued drilling activity relies on our ability to raise money for projects through drilling partnerships or other joint ventures.

Current assets were about $16.4 million at June 30, up from $16.0 million at year end 2006. Cash on hand June 30, remains the same as year end at $15.6 million.

Property, plant and equipment increased from $12.1 million at year end 2006 to $13.9 million at the end of the second quarter. The increase was primarily due the increased rigs and other rig related equipment.

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

Item 4. Controls and Procedures

 Disclosure Controls

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2007. Management identified internal control deficiencies, which, in management’s judgment, represented material weaknesses in internal control over financial reporting. The control deficiencies generally related to controls over the accounting for complex transactions to ensure such transactions are recorded as necessary to permit preparation of financial statements and disclosures in accordance with generally accepted accounting principles and were first discovered by our independent auditors during their audit of our consolidated financial statements for the year ended December 31, 2006. Such transactions included:

o	Evaluation of proved properties
o	Accounting for income taxes;

Management has remediated three of the five material weaknesses identified in the Company’s Annual Report on Form 10-K for the year ended 2006. The weaknesses were remediated by instituting improved controls and procedures, additional controls regarding collateralized loans and improved disclosure of share-based payment arrangements. The remediated weaknesses are: Loans guaranteed with restricted common stock (Deposits); the accounting treatment for the discontinued operations from the sale of our interest in Tri Western Resources; and share-based payment arrangements. To remediate the remaining two control deficiencies in our disclosure controls and our internal control over financial reporting. Management plans to:

o	Complete reviewing, updating and risk assessment of all of our financial controls and procedures;
o	Provide additional training of financial staff;
o	Purchase additional research materials and services;
o	Continue to shorten the financial closing process to allow more time for a thorough review; and
o	Improve the reporting disclosure and the formulation of accounting for taxes

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

TRI-VALLEY CORPORATION

August 29, 2007       /s/F. Lynn Blystone
F. Lynn Blystone
Chairman, President and CEO

August 29, 2007      /s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer