Form 10-Q
period 2007-09-30
TRI VALLEY CORP
filed 2007-11-09
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

                        For the quarterly period ended September 30, 2007                                                                                                           Commission File No. 001-31852

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
Yes ☐ No ☒

The number of shares of Registrant's common stock outstanding at November 1, 2007, was 24,708,684.

TRI-VALLEY CORPORATION

Part I - FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

 ASSETS
	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)

Current assets
Cash	$12,513,051	$15,598,215
Accounts receivable, trade	333,171	377,278
Prepaid expenses	551,768	42,529

Total current assets	13,397,990	16,018,022

Property and equipment, net
Proved properties	1,325,667	1,407,925
Unproved properties	2,534,969	2,792,340
Rigs	6,564,809	5,371,593
Other property and equipment	4,121,296	2,504,185

Total property and equipment, net	14,546,741	12,076,043

Other assets
Deposits	159,833	309,833
Investments in partnerships	17,400	17,400
Investment in marketable securities	370,000	-
Goodwill	212,414	212,414
Other	20,413	20,413

Total other assets	780,060	560,060

Total assets	$28,724,791	$28,654,125

The accompanying notes are an integral part of these condensed financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current liabilities
Notes payable	$352,958	$619,069
Notes payable – related parties	54,182	501,036
Accounts payable and accrued expenses	4,837,587	2,237,116
Amounts payable to joint venture participants	180,346	280,815
Advances from joint venture participants, net	6,321,228	5,408,909

Total current liabilities	11,746,301	9,046,945

Non-Current Liabilities
Asset retirement obligation	234,714	216,714
Long-term portion of notes payable – related parties	657,925	698,963
Long-term portion of notes payable	1,774,514	2,047,885

Total non-current liabilities	2,667,153	2,963,562

Total liabilities	14,413,454	12,010,507

Stockholders' equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 24,707,684 and 23,546,655 issued and
outstanding at September 30, 2007, and December 31,
2006, respectively	24,567	23,407
Less: common stock in treasury, at cost,
100,025 shares	(13,370)	(13,370)
Capital in excess of par value	34,978,613	28,692,780
Additional paid in capital – warrants	905,713	247,313
Additional paid in capital - stock options	1,656,306	1,262,404
Additional paid in capital – Great Valley Drilling Company, LLC and Great Valley Production Services Company, LLC	2,152,961	5,438,087
Accumulated deficit	(25,383,453)	(19,007,003)
Accumulated other comprehensive income	(10,000)	-

Total stockholders' equity	14,311,337	16,643,618

Total liabilities and stockholders’ equity	$28,724,791	$28,654,125

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Revenues
Sale of oil and gas	$204,699	$268,385	$536,900	$878,362
Rig income	266,404	-	2,077,273	-
Drilling & Development	3,285,227	900,000	3,285,227	1,459,556
Other income	156,260	46,158	829,200	150,931
Interest income	61,776	7,663	262,083	19,600
Total Revenues	3,974,366	1,222,206	6,990,683	2,508,449

Costs and expenses
Oil and gas lease expense	56,352	54,395	260,845	157,157
Mining exploration expenses	61,058	158,718	174,210	436,611
Drilling and development	1,890,199	344,082	2,748,288	813,491
Rig operations	179,896	514,049	959,904	514,049
Depletion, depreciation and amortization	253,745	176,525	740,062	399,269
Interest	69,555	91,042	218,221	271,410
Impairment loss	229,569	-	476,431	458,564
General and administrative	2,560,953	1,362,241	7,789,171	3,989,520

Total costs and expenses	5,301,327	2,701,052	13,367,132	7,040,071

Loss from continuing operations, before income taxes and discontinued operations	(1,326,961)	(1,478,846)	(6,376,449)	(4,531,622)
Tax provision	-	-	-	-

Loss from continuing operations, before discontinued
operations	(1,326,961)	(1,478,846)	(6,376,449)	(4,531,622)

Loss from discontinued operations	-	(1,194,352)	-	(4,445,862)

Net Income (Loss)	$(1,326,961)	$(2,673,198)	$(6,376,449)	$(8,977,484)

Basic net loss per share:
Loss from continuing operations	$(.05)	$(.06)	$(.26)	$(.20)
Income (loss) from discontinued operations, net	$-	$(.05)	$-	$(.19)
Basic loss per common share	$(.05)	$(.11)	$(.26)	$(.39)

Weighted average number of shares	24,667,768	23,285,921	24,692,750	23,296,411

Potentially dilutive shares outstanding	28,039,242	26,170,432	28,061,268	26,166,613

               No dilution is reported since net income is a loss per SFAS 128

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net loss	$(6,376,449)	$(8,977,484)
Loss from discontinued operations	-	(4,445,862)
Loss from continuing operations	$(6,376,449)	(4,531,622)

Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	740,062	895,735
Non-cash stock transactions	-	143,043
Impairment, dry hole and other disposals of property	476,431	458,564
Stock options	688,564	926,180
Warrants	316,852	-
Changes in operating capital:
Prepaids-(increase) decrease	(509,239)	-
Deposits-(increase) decrease	150,000	(87,059)
Accounts receivable-(increase) decrease	44,106	(224,057)
Trade accounts payable-increase (decrease)	1,887,506	1,969,495
Accounts payable to joint venture
participants and related parties-increase (decrease)	(100,469)	282,330
Advances from joint venture participants – increase (decrease)	912,319	(843,528)

Net cash provided (used in) continuing operations	(1,770,317)	(1,153,962)
Net cash provided by (used in) discontinued operations	-	(4,302,819)
Net cash provided (used) by operating activities	(1,770,317)	(5,456,781)

Cash Flows from Investing Activities:
Capital expenditures	(3,669,191)	(3,152,217)
Investment in marketable securities	(370,000)	-
Unrealized gain (loss) in marketable securities	(10,000)	-
Repurchase of minority interest in GVDC/GVPS	(3,285,126)	-
Net cash provided by (used in) continuing operations	(7,334,317)	(1,040,970)
Net cash provided by (used in) discontinued operations	-	(2,111,247)

Net Cash Provided (Used) by Investing Activities	(7,334,317)	(3,152,217)

Cash Flows from Financing Activities
Proceeds from long-term debt	-	1,379,780
Principal payments on long-term debt	(314,409)	(821,940)
Net proceeds from additional paid in capital – stock options	358,548	-
Net proceeds from additional paid in capital – warrants	658,400	-
Net proceeds from additional paid in capital – Great Valley Drilling/Great Valley Production		5,425,120
Stock issuance costs	(649,900)	-
Proceeds from issuance of common stock	5,966,831	1,154,134

Net cash provided by (used in) continuing operations	6,019,470	7,137,094
Net Cash Provided (Used) by Financing Activities	6,019,470	7,137,094

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS  (Continued)
(Unaudited)

Net Decrease in Cash and Cash Equivalents	(3,085,164)	(1,471,904)
Cash and Cash Equivalents at Beginning of Period	15,598,215	4,876,921

Cash and Cash Equivalents at End of Period	$12,513,051	$3,405,017

Supplemental Information:
Cash paid for interest	$218,221	$580,115

The accompanying notes are an integral part of these condensed financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
September 30, 2007 and 2006
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

•
Great Valley Production Services, LLC, (“GVPS”) was formed in 2006 to operate oil production services, well work over and drilling rigs, primarily for TVOG.  However, from time to time TVOG may contract various units to third parties when not immediately needed for TVOG projects. Tri-Valley has retained 64% of the ownership interest and the remainder is owned by private parties.  Operations began in the third quarter of 2006.

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

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine-month period ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TVOG, Select, GVDC, Tri-Valley Power Corporation, since their inception.  GVPS, where the Company has retained a 64% ownership interest, is also included in the consolidation.  Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined.  This includes Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships.  All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation.

NOTE 2 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

NOTE 3 – SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes– An interpretation of FASB Statement No. 109” (“FIN 48”).  This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We adopted this Interpretation in the first quarter of 2007 with no effect to the Company and do not expect the adoption to have a material impact on our financial position or results of operations.

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

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different

NOTE 3 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 4 - INVESTMENT

In the second quarter the Company received 150,000 stock options for Duluth Metals common stock for providing executive and geological services for Duluth Metals.  The stock options are exercisable at $0.30 Canadian.  The market value of the stock on September 30, 2007 was $2.81 Canadian.  The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s securities consist of stock options which have been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) will be reported as a component of shareholder equity. The fair market value of these stock options was determined based on the Black-Scholes options-pricing model using quoted market prices of the common stock and the exercise price of the stock option. At September 30, 2007, the cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of the Company's holdings are as follows:
September 30, 2007

Net cost of equities	$ 380,000
Unrealized Losses	(10,000)

Fair Market Value	$ 370,000

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in other comprehensive income of the equity section. At September 30, 2007, the company's marketable securities had a fair market value of $ 370,000.  As of September 30, 2007, there were unrealized losses of $10,000.

This investment was translated into U.S. Dollars in accordance with SFAS No. 52,“Foreign Currency Translation.”  The investment was translated at the rate of exchange on the balance sheet date.

NOTE 5 - CHANGES IN SECURITIES

Common Stock

During the third quarter of 2007, the Company issued 64,898 shares of common stock.  Two employees exercised employee stock options issued in previous years to purchase 63,750 shares of common stock totaling $31,875.  One employee exercised 25,000 stock options in a cashless exercise which netted 1,148 shares of common stock.  There was no stock issuance cost for the third quarter.

NOTE 5 - CHANGES IN SECURITIES (Continued)

Options

During the third quarter of 2007, the Company issued 35,000 stock options to two employees. The employee stock options will be vested over the next two years.  63,750 stock options were exercised for cash and 25,000 stock options were exercised as a cashless exercise for a total of 88,750 options being exercised for 64,898 shares of common stock.  The options exercised resulted in a reduction in paid in capital of $138,000 and the stock option expense for the quarter was $35,354, resulting in a decrease in paid in capital of $102,646.  Please see footnote 6 for additional information on stock-based compensation expense.

NOTE 6 – STOCK BASED COMPENSATION EXPENSE

Stock Based Compensation

Compensation expense charged against income for stock based awards in the third quarter of 2007 and 2006 was $35,354 and $348,760, pre-tax, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations.

For further information regarding stock based compensation, please refer to Note 5 of the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2006.

NOTE 7 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company reports operating segments according to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

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

o
Minerals include the Company’s mining and mineral prospects and operations, and expenses associated with those operations.  In 2007 and 2006, the Company recorded minerals revenue from consulting services performed for the mining and minerals industry, which are included on the operating statement as other income.

o	Drilling and development includes revenues received from oil and gas drilling and development operations performed for joint venture partners, including the Opus-I drilling partnership.

NOTE 7 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Sales and Other Operating Revenues
Oil & Gas [1]	$894,004	$1,005,893
Rigs Operations [2]	2,213,051	-
Minerals [3]	598,401	43,000
Drilling and Development [4]	3,285,227	1,459,556

Consolidated Sales and Operating Revenues	6,990,683	2,508,449

Numbers as they correspond to revenue line items as shown on the Statement of Operations - Nine months ended September 30, 2007, in thousands of dollars:

[1] Sale of Oil and Gas 537, Interest income 261, Other income 96
[2] Rig income 2,077, Other income 136
[3] Other income 597, Interest income 1
[4] Drilling and Development 3,285

Net Income (Loss)
Oil & Gas	$(5,520,298)	$(3,441,374)
Rig Operations	(1,083,395)	(887,998)
Minerals	(309,695)	(5,294,177)
Drilling and Development	536,939	646,065

Consolidated Net Income (Loss)	$(6,376,449)	$(8,977,484)

Total Assets
Oil & Gas	$18,864,353	$18,517,488
Rig Operations	7,520,820	7,853,046
Minerals	2,339,618	2,283,591
Drilling and Development	-	-

Consolidated Total Assets	$28,724,791	$28,654,125

NOTE 8 – NOTES PAYABLE – RELATED PARTY

A note payable to Gary D. Borgna and Julie R. Borgna, and Equipment 2000 dated December 30, 2006; secured by rig equipment; imputed interest at 8.00%; payable in 120 monthly installments of $9,100 .  The unpaid balance as of September 30, 2007 is $712,107.  Mr. Borgna is the manager of GVDC and a stockholder of the Company.

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

Results of Operations

For the quarter ended September 30, 2007, revenue was $4.0 million, compared to $1.2 million in the third quarter of 2006, an increase of $2.8 million. For the first nine months of 2007, revenue was $7.0 million, compared to $2.5 million in the first nine months of 2006, an increase of $4.5 million.  We had an operating loss of about $1.3 million in the third quarter of 2007, compared to a loss of $1.5 million in the third quarter of 2006.   During the first nine months of 2007, our loss was $6.4 million, compared to a loss of $4.5 million for the first nine months of 2006.  Non-cash amounts included in the loss for the first nine months are depreciation, depletion and amortization of $740,000; stock compensation expense of $689,000; warrant expense of $317,000 and impairment write-off of $476,000.

Revenues and Activities by Segment

The Company identifies reportable segments by products and services.  The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss.  The Company also allocates interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss.  The following table sets forth our revenues by segment for the third fiscal quarter of 2007 and 2006 and the first nine months of fiscal year 2007 and 2006, in thousands.

	Third Quarter		First Nine Months
	2007	2006	2007	2006

Oil and gas	$301	$310	$895	$1,006
Rig operations	269	-	2,213	-
Minerals	119	12	598	43
Drilling and development	3,285	900	3,285	1,459

Total revenues	$3,974	$1,222	$6,991	$2,508
Oil and Gas

Oil and gas revenues in the third quarter of 2007 included approximately $205,000 from the sale of oil and gas, compared to $268,000 in the third quarter of 2006, due to a needed repair on a gas well which was completed in October 2007.  Other oil and gas revenues in the third quarter of 2007 consisted of approximately $62,000 from interest income and $34,000 from other income, an increase of $54,000 from the third quarter of 2006 primarily because of maintaining increased cash balances.

The oil and gas activities during the third quarter of 2007 involved the drilling of two wells, reworking of existing wells and the continued conversion of three wells for our waterflood operations in the South Belridge field.

During the 3rd Quarter of 2007, Tri-Valley continued to implement the Etchegoin Pilot Waterflood which resulted in the conversion of three  injectors, two primary injectors and one back-up injector.  At the end of the 3rd Quarter injection was proceeding into the pilots on schedule and as anticipated with initial response expected in the 4th quarter.

The 5th delineation well, the Lundin-Weber D-24-31, which was a 3/8-mile step-out well to evaluate the Tulare, Etchegoin and Diatomite Zones in the West Temblor, South Belridge Carneros Lease Prospect was drilled and casing run to 2500’ with an initial completion into a portion of the Diatomite Zone.  Following perforating a portion of the lower Diatomite Zone a decision was made to steam-stimulate the zone once a steam generator became available in the 4th Quarter.

During the 3rd Quarter, the Lundin-Weber D-352-30 Diatomite Zone was steam-stimulated with 8000-bbls of water converted to steam utilizing a small 4.9-Million BTU per hour steamer, which was all that was available at the time. Results of the stimulation attempt indicated that the 4.9-steamer was not optimum for the task.  The well is awaiting a 12 to 16-Million BTU size steam generator.

Also, during the 3rd Quarter, the Lundin-Weber D-344-30 a Diatomite Zone completion was steam-stimulated with 8400-bbls of water converted to steam with a conventional 16-Million BTU per hour generator.  Results to date indicate that the steam likely did not confine itself to the exact intended interval due to intensive fracturing in the well.  Operations are underway during the 4th Quarter to determine the location of the stimulated interval and to perforate and produce that interval.

In August, the Pleasant Valley #1 well in the Pleasant Valley Prospect in the Oxnard Oil Field in Ventura County, California was spudded to drill, core and evaluate the target Vaca Tar Sand between the depths of 2050’ and 2292’.  As expected, the well encountered a continuous section of approximately 240’ of productive interval.  Following the coring in the vertical well, the well was plugged-back with cement and then a 1475’ horizontal well was drilled across the Hunsucker Lease as the first production well in a SAG-D (Steam Assisted Gravity Drainage) thermal development program which classically consists of pairs of wells, one being a producing well in conjunction with an adjacent steam injection well approximately 15’ vertically above the producing well to provide steam to heat the thick tarry oil to make it more fluid-like to flow into the producing well below it as a sump pump would in a cellar to remove water. The SAG-D technology was developed in Canada in the last 20-years to produce the Athabasca Tar Sands which is now responsible for almost 1,000,000-barrels of oil per day.  Facilities are currently being installed during the 4th Quarter, along with the appropriate steam generators to steam stimulate and produce the first producing well during the 4th Quarter. Since this is the first well of its kind in the field, there are several factors built into this well and its stimulation that will be monitored, which will tailor future producing and injection wells.

With the positive results from the Pleasant Valley #1 in hand, as the 3rd Quarter ended, the rig utilized to drill the Pleasant Valley #1, Kenai Rig #4, was moved 40’ to the east and a 8500’ projected depth well, the Pleasant Valley #2 was spudded to test multiple deeper horizons, those being the Miocene, Topanga and Sespe light oil zones which produce on offsetting leases.  The Pleasant Valley Project is expected to have a multitude of concurrent developments being simultaneously developed and produced at the same time.

Rig Operations

Revenues from rig operations totaled $269,000 in the third quarter of 2007, including $266,000 from drilling and completion operations and approximately $3,000 from other income and interest.  This segment of our business began incurring expenses in the third quarter of 2006 when we began purchasing and refurbishing drilling rigs, though no revenues were generated from this segment until 2007.

During the 3rd Quarter, GVPS essentially completed the initial task of drilling the delineation wells in the Temblor West, South Belridge Carneros Lease Field and it also completed the major task of returning all available non-producing wells on the Carneros Lease to production.  At this point a corporate decision was made to API inspect the rigs, which had been working for one year, and to obtain certain certifications before embarking on developing outside 3rd party contracts for these rigs. Due to a backlog of work with 3rd party inspection and upgrading contractors, the GVPS rigs are not expected to resume work before the end of the 4th Quarter.

During the 3rd Quarter, GVDC’s Rig 2000 remained idle due to several confluencing factors with the significant ones being (1) other significant operators in Nevada purchased their own rigs almost coincidently when Tri-Valley/GVDC purchased Rig 2000, (2) a “bottle-neck” in granting drilling permits developed with other operators not being able to timely obtain drilling permits primarily in the geothermal area, and (3) a general lull developed in oil exploration wildcat drilling in Nevada.

As the 3rd Quarter ended, GVDC consummated signing a contract for one well with an option for two additional wells while at the same time the client was preparing locations for more than those wells.  GVDC believes that this one project could develop into a multiple year contract effort as Nevada is increasingly becoming the focus and receiving the attention of even foreign companies from countries such as Italy and Canada, which have recognized the value of potential geothermal development in Nevada.  GVDC believes that Nevada is poised to be a significant geothermal energy contributor in the U.S. and GVDC is poised to increase its fleet as development heightens.

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

Minerals Activities

Precious Metals

Revenues from minerals activities in the third quarter of 2007 were $119,000 compared to $12,000 in 2006.  The 2007 revenues were recorded from geological services provided to outside third parties.

Mineral programs for the third quarter consisted largely of continuing the transition to new management and continuing the work from the previous quarter, i.e. generally assessing and compiling geologic information collected in previous work programs associated with the Calder, Richardson, and Shorty Creek properties in Alaska.  Select is soliciting large precious metal mining companies as potential joint-venture partners to fund larger scale exploration on both the Richardson and Shorty Creek properties, as well as identifying a field site manager for both properties.  Select continues to pursue returning the Admiral Calder mine to production, has added uranium as a new commodity of interest, and has reduced efforts directed towards new base metals and industrial minerals properties.

Base Metals

Both of Select’s employees who had been lent to Duluth opted to continue permanently at Duluth Metals, and Select is recruiting replacement personnel.  Base Metals operations are on hold at this time.

Uranium

Select Resources has begun soliciting and reviewing uranium opportunities in a very targeted and selective manner.  Select is adhering rigorously to strict high-end criteria for these properties.

Industrial Minerals

During the third quarter, Select initiated a maintenance and repair program at the Admiral Calder calcium carbonate mine in Alaska.  Select is further evaluating the site’s product to support other market categories, and continues to solicit calcium carbonate mining and processing companies as potential joint-venture partners to fund larger scale development and operations on the Admiral Calder mine.  Putting the mine into production remains a Select priority.  Select is reviewing candidates for a long-term position to head up the development of this property.

Select continues to maintain a number of industrial mineral projects in six western states in a hold status, pending further review.  Commodities in these projects include barite, sand & gravel, aggregate, limestone, dolomite, calcium carbonate, cinder, and other industrial mineral commodities.

Drilling and Development Operations

We received $3.3 million revenue in the third quarter of 2007 compared to $0.9 million in the same period of 2006 from our drilling and development segment. This was due to the drilling of a more complex and deeper well. This operating segment consists of turnkey contract drilling and completion operations for joint ventures.

Costs and Expenses

The following table sets forth our operating income (loss) by segment in the third quarter of 2007 and 2006, in thousands.

	Quarter Ended	Quarter Ended
	9/30/07	9/30/07
Oil and gas	$ (1,689)	$ (1,380)
Rig operations	(874)	(570)
Minerals	(159)	(1,446)
Drilling and development	1,395	723

Total operating income (loss)	$ (1,327)	$ (2,673)

Costs and expenses were approximately $5.3 million in the third quarter of 2007, an increase of approximately $2.6 million over the same period in 2006 when costs and expenses were $2.7 million. Oil and gas lease expense increased from $54,000 in the third quarter of 2006 to $56,000 in the same period of 2007 due to an increased number of leases. Rig operations expense decreased from $514,000 in the third quarter of 2006 to $180,000 in the third quarter of 2007, due to decreased rig operations by our recently formed GVPS and GVDC.  We spent $61,000 on mining exploration in the third quarter of 2007, which was $98,000 dollars less than the same period in 2006 due to a lower activity level in our exploration. Drilling and development expenses increased from $344,000 in the third quarter of 2006 to $1.9 million in the third quarter of 2007, reflecting an increase in our drilling activities. Depletion, depreciation and amortization increased from $176,000 in the third quarter of 2006 to $254,000 in the same period of 2007, primarily because the increased property and equipment from our rig operations.

We also recognized impairment losses of $230,000, primarily on the write-off of our Wildwood prospect. During our regular evaluation of our prospects, we determined that this and six other properties are no longer viable.

General and administrative costs for the third quarter of 2007 were $2.6 million an increase from $1.4 million in the same period of 2006.  The increase was due to the expenses of our recently formed drilling subsidiaries, increased staff and capital formation expense.

Capital Resources and Liquidity

In 2002 through the third quarter of 2007, our drilling activities have been largely funded by selling interests in our OPUS I drilling partnership. We do not borrow in order to fund drilling activities. Our continued drilling activity relies on our ability to raise money for projects through drilling partnerships or other joint ventures.

Current assets were about $13.4 million at September 30, down from $16.0 million at year end 2006. Cash on hand September 30 is down $3.0 million from year end which was $15.6 million.  Prepaid expenses increased to $552,000 a $499,000 increase over the year end balance of $42,000.

Property, plant and equipment increased from $12.1 million at year end 2006 to $14.5 million at the end of the third quarter.  The increase was primarily due the increased rigs, rig related equipment and steam generators.

Current liabilities rose to about $11.7 million at September 30, 2007, from $9.0 million at year end 2006, due primarily to a decrease of $0.8 million in notes payable, an increase of $2.6 million in accounts payable and accrued expenses and an increase of $0.9 million in advances from joint venture participants.

During the remainder of 2007, we expect to expend approximately $7 million on drilling activities.  Funds for these activities will be provided by sales of partnership interests in the Opus I drilling partnership, which will still be raising funds for development purposes.  Tri-Valley’s portion is expected to be approximately $3 million as most of the expense will be carried by joint venture partners.  We are analyzing results of five recent development test wells on our Temblor West producing property adjoining the South Belridge oil field in order to design the optimum development plan for the property.  Also, at our Pleasant Valley property in the Oxnard oilfield we project one vertical development test well, one horizontal injector and one horizontal producer in 2007.  We expect to drill at least one shallow well in the Moffat Ranch East gas field and one deep wildcat exploration well. Our ability to complete our planned drilling activities in 2007 depends on some factors beyond our control, such as availability of equipment and personnel.  Our actual capital commitments for the remainder of fiscal year 2007 are less than $2 million, but to expend $7 million, additional capital from the OPUS partnership or other outside parties will be required.   For the remainder of fiscal year 2007, the Company expects expenditures of approximately $0.3 million on mining activities, including mining lease and exploration expenses.

Operating Activities

We had a negative cash flow of $1.8 million for the nine months ended September 30, 2007 compared to a negative cash flow of $1.2 million from continuing operations for the same period in 2006.  The increase in the negative cash flow in the current period is due largely to our loss from operations being offset by our increase in accounts payable and our decrease in advances from joint venture participants. The increase in accounts payable was primarily due to the completion of a well at the end of the quarter, and many of the invoices not being received until October. Our loss from operations was approximately $6.4 million for the nine months ended September 30, 2007, compared to a loss from continuing operations in the same period of 2006 of $4.5 million loss for the same period in 2006.

A large component of cash flow in the first nine months of 2007 was receipt of advances of  $0.9 million from joint venture participants for future drilling operations, These do not contribute to operating revenues at the time received but are held in cash until expended in drilling and operations. We cannot predict the levels at which we will continue to receive funds for additional drilling, and in the past we have experienced wide swings in receipt of these funds from quarter to quarter. We do not commit to drilling activities unless and until we have sufficient advances in hand to fund a particular project.

Investing Activities

Cash used in investing activities was $7.3 million for the first nine months of 2007. We used $2.8 million towards the refurbishing of the new rigs for GVPS and the reminder was for the acquisitions of equipment for TVOG.  We used $3.0 million in the repurchase of the minority interest in GVDC, and we used $0.3 million to repurchase the interest of five members in GVPS.  Also, we received options to purchase shares of common stock of Duluth Metals as payment for executive and geological services provided and is being held as an investment.  The options had a fair market value of $370,000 at September 30, 2007.  See Note 4 to Consolidated Financial Statements.

Financing Activities

Net cash provided by financing activities was $6.0 million for the first nine months of 2007. We received $6.0 million proceeds from issuance of restricted shares of common stock in privately negotiated transactions including the exercise of stock options by employees. We received $658,000 in proceeds from warrants issued in conjunction with the issuance of restricted shares of common stock in privately negotiated transactions which had warrants attached and had stock issuance costs of $650,000.  We expect to use these funds for working capital. We have not planned any private placement of equity securities for the remainder of 2007, but we may continue to receive funds from privately negotiated transactions. We do not have a targeted or budgeted amount of equity financing activities.

New Accounting Pronouncements

See Note 3 to our unaudited consolidated financial statements.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Tri-Valley Corporation does not engage in hedging activities and does not use commodity futures or forward contracts in its cash management functions.

Item 4.     Controls and Procedures

 Disclosure Controls

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based on that evaluation, our management, including the CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2007.   Management has remediated all five material weaknesses identified in the Company’s Annual Report on Form 10-K for the year ended 2006.  The weaknesses were remediated by instituting improved controls and procedures, adding additional controls regarding collateralized loans, improved disclosure of share based payment arrangements, improved evaluation of proved properties and the purchase of additional research materials and the utilization of outside consulting.  The remediated weaknesses are: Loans guaranteed with restricted common stock (Deposits); the accounting treatment for the discontinued operations from the sale of our interest in Tri western Resources; share-based payment arrangements; evaluation of proved properties; and accounting for income taxes.

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

During the third quarter of 2007, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 2.    Unregistered Sales of Equity Securities

There were no sales of  unregistered sales of equity securities during the 3rd quarter.

Item 6.    Exhibits

Item           Description

3.1	Conformed bylaws of the issuer, including amendment to Article III, Section 7, adopted at 2007 stockholders’ meeting
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

TRI-VALLEY CORPORATION

November 8, 2007                                                                           /s/F. Lynn Blystone
F. Lynn Blystone
Chairman, President and CEO

November 8, 2007                                                                           /s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer