Form 10-K/A
period 2006-12-31
TRI VALLEY CORP
filed 2007-11-13
CIK 22551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-3

AMENDMENT NO. 3 TO THE

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirement for the past 90 days.

Yes ☒	No ☐

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

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

PART I
ITEM 1	Business	1
	Competition	2
	Governmental Regulation	2
	Environmental Regulation	3
	Employees	5
	Available Information	5
ITEM 1A	Risk Factors	5
ITEM 2	Properties	9
	Oil and Gas Operations	10
	Minerals Properties	13
ITEM 4	Submission of Matters to a Vote of Security Holders	14

PART II
ITEM 5	Market Price of the Registrant's Common Stock and Related Security Holder Matters	15
	Performance Graph	15
	Equity Compensation Plan Information	16
	Recent Sales of Unregistered Securities	16
ITEM 6	Selected Historical Financial Data	17
ITEM 7	Management's Discussion and Analysis Of Financial Condition	17
	Notice Regarding Forward-Looking Statements	17
	Overview	17
	Critical Accounting Policies	18
	Other Significant Accounting Polices	20
	Rig Operations	21
	Mining Activity	22
	Results of Operations	23
	Financial Condition	24
	Operating Activities	26
	Investing Activities	27
	Financing Activities	27
	Liquidity and Capital Resources	27
ITEM 8	Financial Statements	29
ITEM 9A	Controls and Procedures	66
	Evaluation of Disclosure Controls	66
	Management’s Report on Internal Control over Financial Reporting	66

PART III
ITEM 10	Directors and Executive Officers of the Registrant	69
ITEM 11	Executive Compensation	73
	Employment Agreement with Our President	74
	Compensation Committee Report	74
	Aggregated 2006 Option Exercises and Year-End Values	76
	Compensation of Directors	77
ITEM 12	Security Ownership of Certain Beneficial Owners and Management	77
ITEM 13	Certain Relationships and Related Transactions	78
ITEM 14	Principal Accountant Fees and Services	79
ITEM 15	Exhibits and Financial Statement Schedules	79

SIGNATURES		80

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

Available Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission using SEC's EDGAR system. The SEC maintains a site on the Internet at http://www.sec.gov that contains reports, proxy and information statements and other information regarding us and other registrants that file reports electronically with the SEC. You may read and copy any materials that we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Our common stock is listed on the American Stock Exchange, under the symbol TIV. Please call the SEC at 1-800-SEC-0330 for further information about their public reference rooms. Our website is located at http://www.tri-valleycorp.com.

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

We have retained the services of Cecil Engineering, an independent engineer qualified to estimate our net share of proved developed and undeveloped oil and gas reserves on all of our oil and gas properties at December 31, 2006 for SEC filing. For 2006, our independent engineer did not classify any of our reserves as proved undeveloped, and therefore his report included information only on proved developed producing and proved developed non-producing reserves. Price is a material factor in our stated reserves, because higher prices permit relatively higher-cost reserves to be produced economically. Higher prices generally permit longer recovery, hence larger reserves at higher values. Conversely, lower prices generally limit recovery to lower-cost reserves, hence smaller reserves. The process of estimating oil and gas reserve quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimated data at best.

Our estimated future net recoverable oil and gas reserves from proved developed properties as of December 31, 2006, 2005 and 2004 were as follows:

	BBL		MCF

December 31, 2006	Oil	275,452	Natural Gas	787,017
December 31, 2005	Oil	154,673	Natural Gas	779,598
December 31, 2004	Condensate	162	Natural Gas	742,401

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from our proved developed and undeveloped oil and gas reserves, discounted at 10%, was $6,121,295 at December 31, 2006, $7,056,072 at December 31, 2005, and $1,958,238 at December 31, 2004. The unaudited supplemental information attached to the consolidated financial statements provides more information on oil and gas reserves and estimated values.

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

The Richardson project is an early stage gold exploration project in the Richardson District with past placer and load gold production and prospective geophysical and geochemical signatures consistent with intrusion-related gold systems. A number of highly prospective zones have been identified in previous exploration programs carried out by the Company and third-party mining companies. Geophysical assessment, geochemical sampling, and drilling programs have been carried out over several previous exploration campaigns on known gold bearing areas, including the Richardson Lineament (which includes the historic Democrat Mine and the adjacent May’s Pit [not a Select property]), Hilltop, Shamrock, Buckeye and other property locations. In late-2005, Select carried out geophysical and satellite interpretation programs over the entire Richardson property and a multi-element soil auger geochemical program extending along an approximate 4.5 mile section of the Richardson Lineament (the Richardson Lineament has been identified and appears to extend in excess of 12 to 15 miles in length). The surveys defined a series of six adjacent, yet discrete precious metal and other element anomalies along the 4.5 mile strike length and one mile width of the geochemical area tested. Select also drilled eight shallow diamond drill holes in the Democrat Mine area for a total of 3,050 feet, which indicated low grade gold and silver mineralization.

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

Industrial Minerals

Select’s industrial mineral project consists of the Admiral calcium carbonate mine in Alaska. The Admiral Mine was obtained in 2005 from Sealaska Corporation. It is located on the north-west side of Prince of Wales Island, approximately 150 (air) miles south of Juneau and 88 (air) miles northwest of Ketchikan. The mine consists of drilled high chemical grade, high brightness and high whiteness mineralized material, and is considered to be in the top 1% of high grade, high white, high bright, CaCO3 deposits in the world. “Mineralized material” means a mineralized body, which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Determinations of mineralized material are based upon unit cost, grade, recoveries, and other material factors to reach conclusions regarding legal and economic feasibility. Grade and brightness tests were conducted by Hazen Research Inc. of Golden, Colorado on selected run-of-mine and core sample material. Hazen’s and independent geological engineer, M. G. Bright's grade and tonnage figures correspond and support the earlier grade and tonnage figures represented by Sealaska and SeaCal, LLC. No proven or probable ore reserves have been determined which meet the standards set forth in the SEC's Industry Guide 7. (In the case of industrial minerals, proven and probable ore reserves are those which are currently in production and being sold. Relative to the Admiral mine, the operation previously had proven and probable ore reserves, however, while on standby status, the mineable material moves from the ore reserve category to mineralized material. Once production is restarted, the mineralized material will reconvert to proven and probable ore reserves.) We have obtained a preliminary estimate on the mine from M. G. Bright, independent registered professional geologist, which identifies high grade to ultra high grade (+94% to +98% CaCO3), high brightness (+95 GE Brightness @ -325 mesh) calcium carbonate mineralized material in place. The purchase also includes all associated infrastructure and equipment that the previous owner installed at a cost exceeding $20 million. The current mine covers only 15 acres; the entire property covers 572 acres of patented mining ground, and includes all operating permits and tideland leases. Less than 10% of the gross acreage has been explored and we believe additional resources may yet be discovered. We do not currently have plans to proceed with redevelopment of the mine but intend to hold it while Select pursues other previously identified opportunities. Select also owns the timber rights on the acreage and believes that value alone could repay the cost of acquisition of the property.

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

Measure #2 – Other Business – gave the Board of Directors discretion in other matters to come before the annual meeting

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

ITEM 6 Selected Historical Financial Data

Year Ended December 31,
	2006	2005	2004	2003	2002
Income Statement Data:
Revenues	$ 4,936,723	$ 12,526,110	$ 4,498,670	$ 6,464,245	$ 6,284,908
Operating Income (Loss)	$ (5,881,276)	$ (4,919,707)	$ (1,097,999)	$ 456,109	$ 769,130
Loss from discontinued operations	$ (4,774,840)	$ (4,810,364)	$ (73,006)	$ 0.00	$ 0.00
Gain on disposal of discontinued operations	$ 9,715,604	$ 0.00	$ 0.00	$ 0.00	$ 0.00
Net loss	$ (940,512)	$ (9,730,071)	$ (1,171,005)	$ 456,109	$ 769,130
Basic Earnings per share:
Loss from continuing operations	$ (0.25)	$ (0.22)	$ (0.05)	$ 0.02	$ 0.04
Income (loss) from dis- continued operations, net	$ 0.21	$ (0.21)	$ (0.01)	$ 0.00	$ 0.00
Basic Earnings Per Share	$ (0.04)	$ (0.43)	$ (0.06)	$ 0.02	$ 0.04

Balance Sheet Data:
Property and Equipment, net	$ 12,076,043	$ 13,635,981	$ 1,778,208	$ 1,543,121	$ 1,974,501
Total Assets	$ 28,654,125	$ 19,738,730	$ 14,473,326	$ 8,341,782	$ 4,634,874
Long Term Obligations	$ 2,963,562	$ 4,528,365	$ 6,799	$ 16,805	$ 26,791
Stockholder's Equity	$ 16,643,618	$ 7,572,720	$ 6,796,903	$ 1,851,783	$ 1,262,306

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

	2006		2005		2004
	$	%	$	%	$	%
Oil and gas
Sale of oil and gas	$1,030	21%	$ 901	7%	$ 799	18%
Royalty income	-	-	1	-	1	-
Partnership income	45	1%	30	-	30	1%
Other (1)	80	2%	-	-	-	-
Interest income	72	1%	119	1%	46	1%
Total oil and gas revenue	1,227	25%	1,051	8%	876	20%

Rig operations
Rig income	873	18%	-	-	-	-
Other (2)	160	3%	-	-	-	-
Total rig operations	1,033	21%	-	-	-

Minerals (3)	179	4%	53	-	62	-

Drilling and development	2,497	51%	11,422	92%	3,560	80%

Total revenues	$4,936	100%	$12,526	100%	$4,498	100%

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

Oil and gas operations include our share of revenues from oil and gas wells on which TVOG serves as operator, royalty income and production revenue from other partnerships in which we have operating or non-operating interests. It also includes revenues for consulting services for oil and gas related activities, which we include in “other income” on the statement of operations, and interest revenue attributable to our oil and gas operations, which we include in interest income on the statement of operations.

Revenues from oil and gas operations were 17% higher in 2006 than in 2005. The main component of the increase was a substantial increase in oil production, accompanied by a 29% rise in the average price we received for oil. This was partially offset by a 33% drop in gas production and a small decline in average gas prices. Revenues from oil and gas operations were 20% higher in 2005 than 2004. Nearly all of this increase resulted from a rise in average gas prices. See Item 2 – Properties.

In 2006, we acquired drilling rigs and began rig operations through our subsidiaries, GVPS and GVDC. Our revenue from rig operations in 2006 was $1.034 million, which includes $873,000 from drilling rig operations and $160,000 (included in “other income”) from rig related services, such as rental of oilfield equipment. We had no rig operations or revenues in prior years.

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

In 2006, we earned $178,500 from consulting services pertaining to our minerals operations, which is included in “other income” in our operating statement. We earned insignificant revenues from such services in prior years. We earned no significant income from sales of minerals in 2006, 2005 or 2004.

Overall interest income decreased from about $121,000 in 2005 to about $73,000 in 2006. This decrease was due to a decreased average cash balance during the year. In 2004, interest income was only about $46,000, again because our cash held for investment was lower than in 2005.

Revenues from Discontinued Operations in 2006

In 2006, we sold our interest in the Tri-Western Resources, LLC, joint venture and an industrial site used for Tri-Western’s mineral operations. These transactions had a total sales price of $13.8 million and resulted in a non-operating gain of about $9.7 million. The Company sold its interest in order to redeploy the capital into ventures it believes will increase share value at a faster rate. The sale also caused us to reclassify certain expenses in 2006 and prior years as losses from discontinued operations, but this reclassification did not change our total net loss in any year. See note 12 to the Consolidated Financial Statements for a schedule of pro forma results.

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

As discussed in Note 2 to the consolidated financial statements, in 2006 the Company adopted Statement of Financial Accounting Standard No. 123 (R), “Share-Based Payment”.

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

TRI-VALLEY CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,
	___2006___	___2005___

Current liabilities
Notes payable	$ 619,069	$ 966,649
Notes payable – related parties	501,036	-
Accounts payable and accrued expenses	2,237,116	1,190,604
Amounts payable to joint venture participants	280,815	161,747
Advances from joint venture participants, net	5,408,909	5,318,645

Total current liabilities	9,046,945	7,637,645

Non-Current Liabilities
Due to joint ventures	-	201,748
Asset Retirement Obligation	216,714	92,108
Long-term portion of notes payable – related parties	698,963	-
Long-term portion of notes payable	2,047,885	4,234,509

Total non-current liabilities	2,963,562	4,528,365
Total liabilities	12,010,507	12,166,010

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 23,546,655 and 22,806,176 issued and
outstanding at December 31, 2006, and 2005	23,407	22,806
Less: common stock in treasury, at cost,
100,025 shares at December 31, 2006 and 2005.	(13,370)	(13,370)

Capital in excess of par value	28,692,780	25,629,775
Additional paid in capital – warrants	247,313	-
Additional paid in capital – stock options	1,262,404	-
Additional paid in capital – Great Valley Drilling Company, LLC and Great Valley Production Services Company LLC	5,438,087	-
Accumulated deficit	(19,007,003)	(18,066,491)

Total stockholders’ equity	16,643,618	7,572,720

Total liabilities and stockholder’s equity	$ 28,654,125	$ 19,738,730

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

No dilution is reported since net income is a loss per SFAS 128

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional	Additional
					Paid in	Paid in
	Total			Capital in	Warrants &	Capital	Common	Accumu-
	Common	Treasury	Par	Excess of	Stock	GVDC /	Stock	lated	Treasury	Stockholders’
	Shares	Shares	Value	Par Value	Options	GVPS	Receivable	Déficit	Stock	Equity

Balance at December 31, 2003	20,097,627	100,025	$ 20,115	$ 9,010,453	-	-	-	$(7,165,415)	$(13,370)	$ 1,851,783
Issuance of common stock	1,738,425	-	1,721	6,761,354	-	-	-	-	-	6,763,075
Stock issuance cost	-	-	-	(646,200)	-	-	-	-	-	(646,200)
Common stock receivable	-	-	-	-	-	-	(750)	-	-	(750)
Net loss	-	-	-	-	-	-	-	(1,171,005)	-	(1,171,005)

Balance at December 31, 2004	21,836,052	100,025	21,836	15,125,607	-	-	(750)	(8,336,420)	(13,370)	6,796,903
						-
Issuance of common stock	970,124	-	970	9,199,610	-	-	-	-	-	9,200,580
Stock issuance cost	-			(432,067)	-	-	-	-	-	(432,067)
Common stock receivable	-			-	-	-	750	-	-	750
Drilling program equity	-			1,736,625	-	-	-	-	-	1,736,625
Net loss	-			-	-	-	-	(9,730,071)	-	(9,730,071)

Balance at
December 31, 2005	22,806,176	100,025	$ 22,806	$25,629,775	-	-	-	$(18,066,491)	$(13,370)	$ 7,572,720

Issuance of common stock	740,479		601	3,373,745	-	-	-	-	-	3,374,346
Stock issuance cost	-	-	-	(310,740)	-	-	-	-	-	(310,740)
Warrants (see note 10)	-	-	-	-	$ 247,313	-	-	-	-	247,313
Stock Based Compensation (see note 5)	-	-	-	-	1,262,404	-	-			1,262,404
Great Valley Drilling / GVPS	-	-	-	-	-	$ 5,438,087	-			5,438,087
Net loss	-	-	-	-	-	-	-	(940,512)		(940,512)
Balance at
December 31, 2006	23,546,655	100,025	$ 23,407	$28,692,780	$1,509,717	$ 5,438,087	-	$(19,007,003)	$(13,370)	$ 16,643,618

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

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2006	2005	2004

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
Proceeds from long-term debt	1,017,559	-	-
Proceeds from long-term debt – related parties	1,200,000	3,666,765	-
Principal payments on long-term debt	(4,909,204)	(311,673)	(10,006)
Net proceeds from additional paid in capital – Great Valley Drilling Company, LLC /Great Valley Production Company, LLC	5,438,087	-	-
Net Proceeds from issuance of common stock	2,442,890	3,101,938	5,310,224

Net cash provided by (used in) continuing operations	5,189,332	6,457,030	5,301,939
Net cash provided by (used in) discontinued operations	(709,330)	1,830,033	-

Net Cash Provided (Used) by Financing Activities	4,480,002	8,287,063	5,301,939

Net Increase (Decrease) in Cash and Cash Equivalents	$ 10,721,294	$(6,935,999)	$ 5,805,945

Cash at Beginning of Year	4,876,921	11,812,920	6,006,975

Cash at End of Year	$ 15,598,215	$ 4,876,921	$ 11,812,920

Interest paid	$ 352,815	$ 377,943	$ 33,332

Income taxes paid	$ -	$ -	$ -

Property & services paid with common stocks	$ 620,716	$ 2,662,075	$ 92,200

Stock issued to exchange mining claims	$ -	$ 3,004,500	$ 712,000

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

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

Warrants are accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments and (EITF 00-27)

The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee stock options for purposes of SFAS No. 123R, except that the expected life of the warrant is used.  Under these guidelines, the Company allocates the value of the proceeds received. The price allocated for the warrants is calculated by subtracting the current market price of the stock from the total proceeds of the sale of the restricted stock with the warrant attached. The allocated fair value is recorded as capital paid in – warrants. This allocated fair value of the proceeds from the sale of warrants is subtracted from the value of the warrants using the Black-Scholes valuation method to calculate the stock issuance expense.

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

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We will adopt this Interpretation in the first quarter of 2007 and do not expect the adoption to have a material impact on our financial position or results of operations.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Properties, equipment and fixtures consist of the following:

	December 31,
	2006	2005
Oil and gas – California
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

NOTE 4 – NOTES PAYABLE

	December 31,
	2006	2005

Various notes outstanding December 31, 2005 paid in full during 2006, with interest rates ranging from 6.79% to 13.45% and remaining maturities ranging from 1 to 9 years. Secured by equipment and an industrial building site.	-	$ 3,691,262

Note payable to Rabobank dated October 5, 2005, secured by a vehicle, interest at 6.5%, payable in 60 monthly installments of $599.	$ 25,119	29,238

Note payable to Jim Burke Ford dated November 18,
2005; secured by a vehicle; interest at 6.49%; payable
in 60 monthly installments of $714.	30,520	35,893

Note payable to Sealaska Corporation dated July 15,
2005; secured by mining machines and equipment;
imputed interest at 7.5%; payable in 10 yearly
installments of $200,000. Face amount was $2,000,000 before the imputed interest discount of $627,184 which resulted in a principal amount of $1,372,816.	1,275,777	1,420,006

Note payable to Jim Burke Ford dated November 18,
2005; secured by a vehicle; interest at 6.49%; payable
in 60 monthly installments of $493.	20,351	24,759

Note payable to Three Way Chevrolet dated April 03, 2006; secured by a vehicle; interest at 5.90%; payable in 60 monthly installments of $577.	27,356	-

Note payable to Three Way Chevrolet dated February 24, 2006; secured by a vehicle; interest at 9.70%; payable in 60 monthly installments of $1,324.	56,864	-

Note payable to Moss Family Trust dated February 14, 2006; secured by 100,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $13,747.	547,108	-

Note payable to Moss Family Trust dated March 8, 2006; secured by 40,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $5,728	227,961	-

NOTE 4 – NOTES PAYABLE (Continued)
	December 31,
	2006	2005

Note payable to F. Lynn Blystone and Patricia L Blystone dated March 21, 2006; secured by 6% overriding royalty interest in the Temblor Valley Production; interest at 1.00% per month, payable on April 21, 2007.( also see note 5 – related party transactions) This note was paid in full in 2007	150,000	-

Note payable to Sun Valley Trust dated December 01, 2006; payable in 6 monthly installments of $50,000. Unsecured	300,000	-

Note payable to Three Way Chevrolet dated September 11, 2006; secured by a vehicle; interest at 4.90%; payable in 60 monthly installments of $927.	46,994	-

Note payable to Three Way Chevrolet dated September 11, 2006; secured by a vehicle; interest at 6.90%; payable in 60 monthly installments of $633.	30,631	-

Note payable to Three Way Chevrolet dated October 31, 2006; secured by a vehicle; interest at 9.70%; payable in 60 monthly installments of $1,679.43.	78,272	-

Note payable to Gary D, Borgna and Julie R. Borgna, and Equipment 2000 dated December 30, 2006; secured by Rig Equipment; imputed interest at 8.00%; payable in 120 monthly installments of $9,100 and a payment of $300,000 paid January 3, 2007. Face amount was $1,392,000 before the discount of $342,000 which resulted in a principal amount of $1,050,000. (also see note 5 – related party transactions)	1,050,000	-

	3,866,953	5,201,158
Less current portion	1,120,105	966,649

Long-term portion of notes payable	$ 2,746,848	$ 4,234,509

Maturities of long-term debt for the years subsequent to December 31, 2006 are as follows:

2007	$ 1,120,105
2008	401,213
2009	440,720
2010	481,970
2011	304,293
2012-2016	1,118,652

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

Partnerships

Tri-Valley sells oil and gas drilling prospects to partnerships that are sponsored by Tri-Valley and sold to private investors for the purpose of oil and gas drilling and development. The Company accounts for these partnerships on the pro rata combination method. Drilling and development revenue related to the Opus-I partnership for the fiscal year ended December 31, 2006, 2005 and 2004 are as follows:

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

NOTE 6 – EARNINGS PER SHARE

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

-	Drilling and development includes revenues received from oil and gas drilling and development operations performed for joint venture partners, including the Opus-I drilling partnership.

NOTE 9 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas	Rig		Drilling and
	Production	Operations	Minerals	Development	Total
Year ended December 31, 2006
Revenues from external customers	$ 1,154,721	$ 1,033,539	$ 178,500	$ 2,497,256	$ 4,864,016

Interest revenue	$ 72,707	$ -	$ -	$ -	$ 72,707

Interest expense	$ 26,834	$ 2,373	$ 267,465	$ -	$ 396,672

Operating income (loss)	$ 830,475	$ 306,719	$ (465,153)	$ 507,465	$ 1,179,506

Expenditures for segment assets	$ 1,146,146	$ 5,444,646	$ 15,000	$ -	$ 6,605,792

Depreciation, depletion, and amortization	$ 159,289	$ 81,530	$ 344,620	$ -	$ 585,439

Total assets	$ 18,517,488	$ 7,853,046	$ 2,283,591	$ -	$ 28,654,125

Estimated income tax benefit (expense)	$ -	$ -	$ -	$ -	$ -

Net income (loss)	$ (4,638,280)	$ (51,343)	$ 3,051,646*	$ 697,465	$ (940,512)

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

SFAS No. 123R, except that the expected life of the warrant is used.  Under these guidelines, the Company allocates the value of the proceeds received. The price allocated for the warrants is calculated by subtracting the current market price of the stock from the total proceeds of the sale of the restricted stock with the warrant attached. The allocated fair value is recorded as capital paid in – warrants. This allocated fair value of the proceeds from the sale of warrants is subtracted from the value of the warrants using the Black-Scholes valuation method to calculate the stock issuance expense.

Additional Paid In Capital from the Sale of Interest in Subsidiaries

During 2006, the Company sold 49% of the interest in GVPS to 35 individuals for $3,881,447. Also during 2006, the Company sold 49% of the interest in GVDC to 15 individuals for $1,556,640. The total paid in capital for these two LLC’s was $5,438,087, which is being consolidated under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”.

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

NOTE 12 – ACQUISITIONS AND DISPOSITIONS

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

NOTE 13 – SUBSEQUENT EVENTS

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

Supplemental Information (unaudited)

Changes In Estimated Reserve Quantities

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2006, 2005, and 2004, and changes in such quantities during each of the years then ended, were as follows:

	December 31, 2006		December 31, 2005		December 31, 2004
	Oil	Gas	Oil	Gas	Oil	Gas
	(BBL)	(MCF)	(BBL)	(MCF)	(BBL)	(MCF)

Proved developed and undeveloped reserves:
Beginning of year	218,030	779,598	162	742,401	162	1,251,548
Revisions (a), (b), (c)	(65,673)	88,336	(144)	119,453	-	(374,408)
Purchases (d), (e)	125,413	-	218,029	-	-	-
Improved recovery (f), (g)	4,282	5,260	-	46,346	-	-
Production	(6,600)	(86,177)	(17)	(128,602)	-	(134,739)

End of year	275,452	787,017	218,030	779,598	162	742,401

Proved developed reserves:
Beginning of year	154,673	779,598	162	742,401	162	1,251,548

End of year	275,452	787,017	154,673	779,598	162	742,401

Supplemental Information (Unaudited)

(a) In 2006, our estimated proved developed producing gas reserves were revised upward by 175,295 mcf as a result of improved performance on a producing lease in Solano County, California. This was partially offset by a net downward revision of 86,959 mcf to proofed developed non-producing reserves and a minor change in proved developed non-producing oil reserves due to a partially successful recompletion that was not as beneficial as expected in Contra Costa County, California. In 2006, 63,357 barrels of oil, previously classified as proved undeveloped, were eliminated from reserves after two new wells drilled did not justify further development. This drilling activity also resulted in reduction of proved developed non-producing oil reserves by 3,380 barrels and an increase in proved producing oil reserves of 1,065 barrels.

(b) In 2005, our estimated proved developed producing gas reserves were revised upward by 190,451 mcf as a result of improved performance on a producing lease in Solano County. This was partially offset by a net downward revision of 70,988 mcf to proved developed non-producing reserves and a minor change in proved developed non-producing oil reserves due to a partially successful recompletion that was not as beneficial as expected in Contra Costa County.

(c) In 2004, proved developed producing reserves were revised downward by 439,051 barrels due to an earlier than expected failure of one well, poorer than expected performance at another lease and declines in three wells which reached the ends of their productive lives. These declines were partially offset by increased proved developed producing reserves at one well that performed above previously expected levels.

(d) In the third quarter of 2006, we purchased two properties in Kern County, California, which are estimated to contain 125,413 barrels of proved non-producing oil reserves.

(e) In 2005, we purchased a two properties near our existing properties in Kern County containing an estimated 218,029 barrels of proved producing, non-producing and undeveloped oil reserves in Kern County.

(f) In 2006, improved recovery estimates on proved developed producing gas wells resulted from a partially successful recompletion and improved performance from leases in Contra Costa County.

(g) In 2005, improved recovery estimates on proved developed producing gas wells resulted from a partially successful recompletion and improved performance from leases in Contra Costa County.

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

Supplemental Information (Unaudited)

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

o	Evaluation of proved and unproved properties
o	Loans guaranteed with restricted common stock (deposits);
o	Accounting for income taxes;
o	Discontinued operations from the sale of our interest in Tri-Western Resources; and
o	Share-based payment arrangements

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

Management will continue to evaluate the effectiveness of Tri Valley Corporation’s disclosure controls and procedures and internal controls over financial reporting on an ongoing basis and will take further action and implement improvements as necessary. Management plans to remediate these deficiencies in our disclosure controls and our internal control over financial reporting. Management plans to:

•	Complete a review, update and risk assessment of all of our financial controls and procedures;
•	Provide additional training of financial staff;
•	Purchase additional research materials and services;
•	Shorten the financial closing process to allow more time for a thorough review, and
•	Review and institutes additional controls for each weakness.

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

Dennis P. Lockhart – 59	Director	1982

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

Milton J. Carlson – 76	Director	1985

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

Loren J. Miller, CPA – 61	Director	1992

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

70

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

71

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

Henry J. Sandri – 54	President, Select Resources Corporation, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	2005

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

(2) Stock option awards are valued on the date of grant using the Black-Scholes model – see note 5 to the Consolidated Financial Statements in Item 8.

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

( a )	(b)	(c)	(d)	(e)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY End Exercisable/ Unexercisable	Value of Unexercised In The Money Options at FY End ($) Excercisable/ Unexercisable

F. Lynn Blystone	68,750	$509,420	776,850/0	$6,338,381/0
Milton Carlson	23,000	$153,490	240,000/0	$1,944,600/0
Thomas J. Cunningham	0	0	523,000/0	$4,308,520/0
Arthur M. Evans	0	0	45,000/0	$18,250/0
G. Thomas Gamble	20,000	0	20,000/60,000	$62,800/ $188,400
Joseph R. Kandle	0	0	475,000/0	$3,952,000/0
Dennis P. Lockhart	0	0	270,000	$2,214,300/0
Henry Lowenstein			40,000/60000	$125,600/ $188,400
Loren J.Miller	0	0	0/0	$0/0
William H. “Mo” Marumoto			40,000/60000	$125,600/ $188,400
Henry J. Sandri	0	0	30,000/0	$76,750/0

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

10.4

Purchase and Sale Agreement between Trans-Western Materials, Inc. and Select Resources Corporation, Inc. dated July 18, 2006 and amendment dated October 13, 2006 and Closing Statement between Select Resources Corporation, Inc. and Trans-Western Materials, Inc. dated November 15, 2006, as amended October 13, 2006, incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K filed with the SEC on April 2, 2007.

10.5

Commercial Property Purchase Agreement between Jung Uk Byum and Select Resources Corporation, Inc. dated May 24, 2006 and amendment dated November 2, 2006, incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K filed with the SEC on April 2, 2007.

14.1	Code of Business Conduct & Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K filed with the SEC on April 2, 2007
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed with the SEC on April 2, 2007

79

31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a)
31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a)
32.1	Certification Pursuant to 18 U.S.C. §1350.
32.2	Certification Pursuant to 18 U.S.C. §1350.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2007	By: F. Lynn Blystone
F. Lynn Blystone
President, Chief Executive Officer and
Director

November 13, 2007	By: /s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer