Form 10-K/A
period 2006-12-31
TRI VALLEY CORP
filed 2008-02-12
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A-4
AMENDMENT NO. 4 TO THE
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☐No  ☒

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
Yes  ☒                      No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, if applicable, or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer.
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

DOCUMENTS INCORPORATED BY REFERENCE: None

Introductory Statement

In 2006 Tri-Valley Corporation formed two subsidiaries, Great Valley Production Services, LLC, and Great Valley Drilling Company, LLC, to acquire and operate drilling rigs in California and Nevada.  The start-up operations of these subsidiaries were largely funded by selling minority equity interest in the subsidiaries to third parties.  Tri-Valley originally recorded the proceeds of the sale of the minority equity interests on its consolidated balance sheets as additional paid in capital.  We have now determined that the proceeds from sale of these interests should have been recorded as “minority interest: on our consolidated balance sheets.  We have amended our consolidated balance sheets, statement of operations, statements of shareholders’ equity and statements of cash flows and related notes to financial statements and other disclosures to reflect this change in accounting treatment of the minority interest in the subsidiaries.  Tri-Valley’s total liabilities and shareholders’ equity and net loss from operations in 2006 has not changed as a result of the amendment.

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

ITEM 6 Selected Historical Financial Data
	Year Ended December 31,
	2006	2005	2004	2003	2002
Income Statement Data:
Revenues	$4,936,723	$12,526,110	$4,498,670	$6,464,245	$6,284,908
Operating Income (Loss)	$(5,881,276)	$(4,919,707)	$(1,097,999)	$456,109	$769,130
Loss from discontinued operations	$(4,774,840)	$(4,810,364)	$(73,006)	$-	$-
Gain on disposal of discontinued operations	$9,715,604	$-	$-	$-	$-
Income (loss) before minority interest	(940,512)	(9,730,071)	(1,171,005)	456,109	769,130
Minority interest	(27,341)	-	-	-	-
Net loss	$(913,171)	$(9,730,071)	$(1,171,005)	$456,109	$769,130
Basic Earnings per share:
Loss from continuing operations	$(0.25)	$(0.22)	$(0.05)	$0.02	$0.04
Income (loss) from dis- continued operations, net	$0.21	$(0.21)	$(0.01)	$0.00	$0.00
Basic Earnings Per Share	$(0.04)	$(0.43)	$(0.06)	$0.02	$0.04

Balance Sheet Data:
Property and Equipment, net	$12,076,043	$13,635,981	$1,778,208	$1,543,121	$1,974,501
Total Assets	$28,654,125	$19,738,730	$14,473,326	$8,341,782	$4,634,874
Long Term Obligations	$2,963,562	$4,528,365	$6,799	$16,805	$26,791
Minority Interest	5,410,746	-	-	-	-
Stockholder's Equity	$11,232,872	$7,572,720	$6,796,903	$1,851,783	$1,262,306

No cash dividends have been declared.

ITEM 7 Management’s Discussion And Analysis Of Financial Condition

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

GVPS is a production services/well work over company whose services will primarily be contracted to TVOG.  Operations began in the third quarter of 2006.  However, from time to time GVPS may contract various units to third parties when not immediately need for TVOG projects.

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

	2006			2005			2004
		$	%		$	%		$	%
Oil and gas
Sale of oil and gas	$1,030		21%	$901		7%	$799		18%
Royalty income	-		-	1		-	1		-
Partnership income	45		1%	30		-	30		1%
Other (1)	80		2%	-		-	-		-
Interest income	72		1%	119		1%	46		1%
Total oil and gas revenue	1,227		25%	1,051		8%	876		20%

Rig operations
Rig income	873		18%	-		-	-		-
Other (2)	160		3%	-		-	-		-
Total rig operations	1,033		21%	-		-	-

Minerals (3)	179		4%	53		-	62		-

Drilling and development	2,497		51%	11,422		92%	3,560		80%

Total revenues	$4,936		100%	$12,526		100%	$4,498		100%

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

Costs and Expenses

The following table sets forth our operating income (loss) by segment in 2006, 2005 and 2004, in thousands.

	2006	2005	2004

Oil and gas	$830	$(2,248)	$1,762
Rig operations	$307	-	-
Minerals	(465)	(3,610)	$(1,030)
Drilling and development	507	2,155	259

Total operating income (loss)	$1,179	$(3,704)	$991

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

Shareholder equity increased from $7.6 million in 2005 to $11.2 million for 2006.  This increase was due mainly to the net proceeds from issuance of common stock in the amount of $2.4 million and additional paid in capital from warrants and stock options in the amount of 1.5 million.  In 2006 we recorded the sale of equity interests in Great Valley Drilling Company and Great Valley Production Services on the balance sheet as “minority interest.”

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

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,
	___2006___	___2005___

Current liabilities
Notes payable	$619,069	$966,649
Notes payable – related parties	501,036	-
Accounts payable and accrued expenses	2,237,116	1,190,604
Amounts payable to joint venture participants	280,815	161,747
Advances from joint venture participants, net	5,408,909	5,318,645

Total current liabilities	9,046,945	7,637,645

Non-Current Liabilities
Due to joint ventures	-	201,748
Asset Retirement Obligation	216,714	92,108
Long-term portion of notes payable – related parties	698,963	-
Long-term portion of notes payable	2,047,885	4,234,509

Total non-current liabilities	2,963,562	4,528,365

Total liabilities	12,010,507	12,166,010

Minority interest	5,410,746	-

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 23,546,655 and 22,806,176 issued and
outstanding at December 31, 2006, and 2005	23,407	22,806
Less: common stock in treasury, at cost,
100,025 shares at December 31, 2006 and 2005.	(13,370)	(13,370)

Capital in excess of par value	28,692,780	25,629,775
Additional paid in capital – warrants	247,313	-
Additional paid in capital – stock options	1,262,404	-

Accumulated deficit	(18,979,662)	(18,066,491)

Total stockholders’ equity	11,232,872	7,572,720

Total liabilities, minority interest and stockholder’s equity	$28,654,125	$19,738,730

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	__For the Years Ended December 31,_
	___ 2006 ___	___ 2005 ___	___ 2004 ___

Revenues
Sale of oil and gas	$1,029,606	$901,159	$799,474
Rig income	873,368	-	-
Royalty income	-	883	674
Partnership income	45,000	30,000	30,000
Interest income	72,707	118,608	45,990
Drilling and development	2,497,256	11,422,234	3,559,500
Other income	418,786	53,226	63,032

Total revenues	4,936,723	12,526,110	4,498,670

Costs and expenses
Mining exploration costs	510,583	4,112,717	994,151
Production costs	388,700	93,429	144,101
Drilling and development	1,799,792	9,267,621	2,224,793
Rig operating expenses	566,649	-	-
General and administrative	6,110,921	3,521,311	2,066,198
Interest	396,672	118,047	33,332
Depreciation, depletion and amortization	585,439	242,527	21,699
Impairment of acquisition costs	459,243	90,165	112,395
Total costs and expenses	10,817,999	17,445,817	5,596,669

Loss from continuing operations, before income taxes and discontinued operations	(5,881,276)	(4,919,707)	(1,097,999)
Tax provision	-	-	-

Loss from continuing operations, before discontinued operations	(5,881,276)	(4,919,707)	(1,097,999)

Loss from discontinued operations (Note 12)	(4,774,840)	(4,810,364)	(73,006)
Gain on disposal of discontinued operations (Note 12)	9,715,604	-	-

Loss before minority interest	$(940,512)	$(9,730,071)	$(1,171,005)
Minority interest	$(27,341)	-	-
Net Loss	$(913,171)	$(9,730,071)	$(1,171,005)
Basic net loss per share:
Loss from continuing operations	$(0.25)	$(0.22)	$(0.05)
Income (loss) from discontinued operations, net	$0.21	$(0.21)	$(0.01)
Basic loss per common share	$(0.04)	$(0.43)	$(0.06)

Weighted average number of shares outstanding	23,374,205	22,426,580	20,507,342

Potentially dilutive shares outstanding	26,377,537	25,030,468	23,060,942

No dilution is reported since net income is a loss per SFAS 128

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
					Paid in
	Total			Capital in	Warrants &	Common	Accumu-
	Common	Treasury	Par	Excess of	Stock	Stock	lated	Treasury	Stockholders’
	Shares	Shares	Value	Par Value	Options	Receivable	Déficit	Stock	Equity

Balance at December 31, 2003	20,097,627	100,025	$ 20,115	$ 9,010,453	-	-	$(7,165,415)	$(13,370)	$ 1,851,783
Issuance of common stock	1,738,425	-	1,721	6,761,354	-	-	-	-	6,763,075
Stock issuance cost	-	-	-	(646,200)	-	-	-	-	(646,200)
Common stock receivable	-	-	-	-	-	(750)	-	-	(750)
Net loss	-	-	-	-	-	-	(1,171,005)	-	(1,171,005)

Balance at December 31, 2004	21,836,052	100,025	21,836	15,125,607	-	(750)	(8,336,420)	(13,370)	6,796,903

Issuance of common stock	970,124	-	970	9,199,610	-	-	-	-	9,200,580
Stock issuance cost	-			(432,067)	-	-	-	-	(432,067)
Common stock receivable	-			-	-	750	-	-	750
Drilling program equity	-			1,736,625	-	-	-	-	1,736,625
Net loss	-			-	-	-	(9,730,071)	-	(9,730,071)

Balance at
December 31, 2005	22,806,176	100,025	$ 22,806	$25,629,775	-	-	$(18,066,491)	$(13,370)	$ 7,572,720

Issuance of common stock	740,479		601	3,373,745	-	-	-	-	3,374,346
Stock issuance cost	-	-	-	(310,740)	-	-	-	-	(310,740)
Warrants (see note 10)	-	-	-	-	$ 247,313	-	-	-	247,313
Stock Based Compensation (see note 5)	-	-	-	-	1,262,404	-			1,262,404
Net loss	-	-	-	-	-	-	(913,171)		913,171
Balance at
December 31, 2006	23,546,655	100,025	$ 23,407	$28,692,780	$1,509,717	-	$(18,979,662)	$(13,370)	$ 11,232,872

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004

CASH PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(913,171)	$(9,730,071)	$(1,171,005)
Loss from discontinued operations	4,774,840	4,810,364	73,006
Gain on disposal of discontinued operations, net	(9,715,604)	-	-

Loss from continuing operations	(5,853,935)	(4,919,707)	(1,097,999)
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Depreciation, depletion, and amortization	585,439	242,527	21,699
Impairment, dry hole and other disposals of property	459,243	90,165	112,395
Minority interest	(27,341)
Stock-based compensation costs, net of taxes	1,262,404	-	-
Warrant costs from issuance of restricted common stock	247,313	-	-
(Gain) or loss on sale of property	-	131,766	-
Property, mining claims & services paid with common stock	-	5,666,575	804,180
Changes in operating capital:
(Increase) decrease in accounts receivable	85,419	(89,862)	(28,183)
(Increase) decrease in prepaids	-	53,527	(31,719)
(Increase) decrease in deposits and other assets	(19,088)	(14,874)	87,671
Increase (decrease) in income taxes payable	-	-	(39,000)
Increase (decrease) in accounts payable and accrued expenses	635,880	(445,454)	552,064
Increase (decrease) in amounts payable to joint venture participants and related parties	(82,680)	263,380	8,840
Increase (decrease) in advances from joint venture
participants	90,264	(1,003,031)	674,526

Net cash provided by (used in) continuing operations	(2,617,082)	(24,988)	1,064,474
Net cash provided by (used in) discontinued operations	543,073	(4,446,650)	(41,287)
Net Cash Provided (Used) by Operating Activities	(2,074,009)	(4,471,638)	1,023,187

CASH PROVIDED (USED) BY INVESTING ACTIVITIES
Proceeds from sale of property	461,752	-	-
Proceeds from sale of discontinued operations	13,838,625	-	-
Capital expenditures	(5,760,034)	(6,494,822)	(242109)
(Investment in) advance to joint project	-	-	(150,000)

Net cash provided by (used in) continuing operations	8,540,343	(6,494,822)	(392,109)
Net cash provided by (used in) discontinued operations	(225,042)	(4,256,602)	(127,072)

Net Cash Provided (Used) by Investing Activities	8,315,301	(10,751,424)	(519,181)

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2006	2005	2004

CASH PROVIDED (USED) BY FINANCING ACTIVITIES
Proceeds from long-term debt	1,017,559	-	-
Proceeds from long-term debt – related parties	1,200,000	3,666,765	-
Principal payments on long-term debt	(4,909,204)	(311,673)	(10,006)
Net proceeds from the sale of minority interest	5,438,087	-	-
Net Proceeds from issuance of common stock	2,442,890	3,101,938	5,310,224

Net cash provided by (used in) continuing operations	5,189,332	6,457,030	5,301,939
Net cash provided by (used in) discontinued operations	(709,330)	1,830,033	-

Net Cash Provided (Used) by Financing Activities	4,480,002	8,287,063	5,301,939

Net Increase (Decrease) in Cash and Cash Equivalents	$10,721,294	$(6,935,999)	$5,805,945

Cash at Beginning of Year	4,876,921	11,812,920	6,006,975

Cash at End of Year	$15,598,215	$4,876,921	$11,812,920

Interest paid	$352,815	$377,943	$33,332

Income taxes paid	$-	$-	$-

Property & services paid with common stocks	$620,716	$2,662,075	$92,200

Stock issued to exchange mining claims	$-	$3,004,500	$712,000

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

History and Business Activity

Tri-Valley Corporation (“TVC” or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and precious metals properties and interests therein.  Tri-Valley has five subsidiaries.  Tri-Valley Oil & Gas Company (“TVOG”) operates the oil & gas activities and derives the majority of its revenue from oil and gas; Select Resources which handles all precious and industrial mineral interests; Great Valley Production Services, Inc., which was formed in February 2006 to operate oil production, rigs, primarily for TVOG; Great Valley Drilling Company which was formed in 2006 to operate oil drilling rigs, primarily for third parties and Tri-Valley Power Corporation which is inactive (see Item 1 Business for detail of GVPS and GVDC). The Company sold its joint venture interest in Tri-Western Resources, LLC on November 15, 2006.  GVPS had minority interest of $3,894,757 as of December 31, 2006.  GVDC’s minority interest was $1,515,990 as of December 31, 2006.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation Plans /Share-Based Payment (continued)

		December 31,	December 31,	December 31,
		2006	2005	2004

Net Income	As reported	$ (913,171)	$ (9,730,071)	$ (1,171,005)
Add: Stock-based compensation expense included in reported net income, net of tax benefit		1,262,404	--	--
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax		(1,262,404)	(631,000)	--
	Pro forma	$ (913,171)	$(10,361,071)	$ (1,171,005)

Earnings per share	As reported	(0.04)	(0.43)	(0.06)
	Pro forma	(0.04)	(0.46)	(0.06)

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

NOTE 4 – NOTES PAYABLE

	December 31,
	2006	2005

Various notes outstanding December 31, 2005 paid in full during 2006, with interest rates ranging from 6.79% to 13.45% and remaining maturities ranging from 1 to 9 years. Secured by equipment and an industrial building site.	-	$3,691,262

Note payable to Rabobank dated October 5, 2005, secured by a vehicle, interest at 6.5%, payable in 60 monthly installments of $599.	$25,119	29,238

Note payable to Jim Burke Ford dated November 18,
2005; secured by a vehicle; interest at 6.49%; payable
in 60 monthly installments of $714.	30,520	35,893

Note payable to Sealaska Corporation dated July 15,
2005; secured by mining machines and equipment;
imputed interest at 7.5%; payable in 10 yearly
installments of $200,000. Face amount was $2,000,000 before the imputed interest discount of $627,184 which resulted in a principal amount of $1,372,816.	1,275,777	1,420,006

Note payable to Jim Burke Ford dated November 18,
2005; secured by a vehicle; interest at 6.49%; payable
in 60 monthly installments of $493.	20,351	24,759

Note payable to Three Way Chevrolet dated April 03, 2006; secured by a vehicle; interest at 5.90%; payable in 60 monthly installments of $577.	27,356	-

Note payable to Three Way Chevrolet dated February 24, 2006; secured by a vehicle; interest at 9.70%; payable in 60 monthly installments of $1,324.	56,864	-

Note payable to Moss Family Trust dated February 14, 2006; secured by 100,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $13,747.	547,108	-

Note payable to Moss Family Trust dated March 8, 2006; secured by 40,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $5,728	227,961	-

NOTE 4 – NOTES PAYABLE (Continued)
	December 31,
	2006	2005

Note payable to F. Lynn Blystone and Patricia L Blystone dated March 21, 2006; secured by 6% overriding royalty interest in the Temblor Valley Production; interest at 1.00% per month, payable on April 21, 2007.( also see note 5 – related party transactions) This note was paid in full in 2007	150,000	-

Note payable to Sun Valley Trust dated December 01, 2006; payable in 6 monthly installments of $50,000. Unsecured	300,000	-

Note payable to Three Way Chevrolet dated September 11, 2006; secured by a vehicle; interest at 4.90%; payable in 60 monthly installments of $927.	46,994	-

Note payable to Three Way Chevrolet dated September 11, 2006; secured by a vehicle; interest at 6.90%; payable in 60 monthly installments of $633.	30,631	-

Note payable to Three Way Chevrolet dated October 31, 2006; secured by a vehicle; interest at 9.70%; payable in 60 monthly installments of $1,679.43.	78,272	-

Note payable to Gary D, Borgna and Julie R. Borgna, and Equipment 2000 dated December 30, 2006; secured by Rig Equipment; imputed interest at 8.00%; payable in 120 monthly installments of $9,100 and a payment of $300,000 paid January 3, 2007. Face amount was $1,392,000 before the discount of $342,000 which resulted in a principal amount of $1,050,000. (also see note 5 – related party transactions)	1,050,000	-

	3,866,953	5,201,158
Less current portion	1,120,105	966,649

Long-term portion of notes payable	$2,746,848	$4,234,509

Maturities of long-term debt for the years subsequent to December 31, 2006 are as follows:
2007	$ 1,120,105
2008	401,213
2009	440,720
2010	481,970
2011	304,293
2012-2016	1,118,652

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

	December 31,	December 31,	December 31,
	2006	2005	2004
Income (loss) before tax	$ (913,171)	$ (9,730,071)	$ (1,171,005)

Computed "expected" tax (benefit)	$ (376,000)	$ (3,892,000)	$ (468,000)
State tax liability	-	-	-

Utilization (non-utilization) of operating loss carryover	376,000	3,892,000	468,000
Total income tax provision	$ -	$ -	$ -

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

-	Drilling and development includes revenues received from oil and gas drilling and development operations performed for joint venture partners, including the Opus-I drilling partnership.

NOTE 9 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas	Rig			Drilling and
	Production	Operations	Minerals		Development	Total
Year ended December 31, 2006
Revenues from external customers	$1,154,721	$1,033,539	$178,500		$2,497,256	$4,864,016

Interest revenue	$72,707	$-	$-		$-	$72,707

Interest expense	$26,834	$2,373	$267,465		$-	$396,672

Operating income (loss)	$830,475	$306,719	$(465,153)		$507,465	$1,179,506

Expenditures for segment assets	$1,146,146	$5,444,646	$15,000		$-	$6,605,792

Minority interest	-	$(27,341)	-		-	$(27,341)
Depreciation, depletion, and amortization	$159,289	$81,530	$344,620		$-	$585,439

Total assets	$18,517,488	$7,853,046	$2,283,591		$-	$28,654,125

Estimated income tax benefit (expense)	$-	$-	$-		$-	$-

Net income (loss)	$(4,638,280)	$(24,002)	$3,051,646	*	$697,465	$(913,171)

* In the fourth quarter we sold our interest in Tri-Western Resources and an associated industrial site for a net gain of $9,715,604. See note 12 for a pro forma schedule.

Year ended December 31, 2005

Revenues from external customers	$932,042	$200	$11,422,234		$12,354,476

Interest revenue	$118,609	$2,295	$-		$120,904

Interest expense	$2,115	$375,829	$-		$377,944

Operating income (loss)	$(2,248,486)	$(3,610,142)	$2,154,613		(3,704,015)

Expenditures for segment assets	$1,260,884	$9,490,540	$-		$10,751,424

Depreciation, depletion, and amortization	$58,319	$442,134	$-		$500,453

Total assets	$8,427,037	$9,614,726	$1,696,967		$19,738,730

Estimated income tax benefit(expense)	$-	$-	$-		$-

Net income (loss)	$(5,615,595)	$(6,269,089)	$2,154,613		$(9,730,071)

NOTE 9 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas		Drilling and
	Production	Minerals	Development	Total
Year ended December 31, 2004

Revenues from external customers	$830,148	$-	$3,559,500	$4,389,648

Interest revenue	$45,990	$-	$-	$45,990

Interest expense	$33,332	$-	$-	$33,332

Operating income (loss)	$1,761,815	$(1,029,898)	$258,939	$990,856

Expenditures for segment assets	$369,181	$-	$-	$369,181

Depreciation, depletion, and amortization	$21,699	$-	$-	$21,699

Total assets	$14,473,326	$-	$-	$14,473,326

Estimated income tax benefit (expense)	$-	$-	$-	$-

Net income (loss)	$(400,046)	$(1,029,898)	$258,939	$(1,171,005)

NOTE 10 - COMMON STOCK and WARRANTS and MINORITY INTEREST

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

55
NOTE 10 - COMMON STOCK and WARRANTS and MINORITY INTEREST (Continued)

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

Warrants are accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments and (EITF 00-27.  The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of

NOTE 10 - COMMON STOCK and WARRANTS and MINORITY INTEREST (Continued)

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

Minority Interest from the Sale of Interest in Subsidiaries

During 2006, the Company sold 49% of the interest in GVPS to 35 individuals for $3,881,447.  Also during 2006, the Company sold 49% of the interest in GVDC to 15 individuals for $1,556,640.  The total minority interest for these two LLC’s was $5,438,087, which is being consolidated under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”.

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

TRI-VALLEY CORPORATION

UNAUDITED PROFORMA CONDENSED CONSOLIDATED STATEMENT OF LOSSES
DECEMBER 31, 2006

	For the year ended December 31, 2006
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$4,936,723	$-	$4,936,723
Total Costs and Expenses	$10,817,999	$-	$10,817,999
Net loss from continued operations	$(5,881,276)	$-	$(5,881,276)
Loss from discontinued operations	$(4,774,840)	$(4,774,840)	$-
Gain from sell of discontinued operations	$9,715,604	$9,715,604	$-
Income (loss) before minority interest	$(940,512)	$4,940,764	$(5,881,276)
Minority interest Net loss	(27,341)	$ - 4,940,764	$
	(913,171)		(5,881,276)
Continued operations loss per common share	$(0.25)	$-	$(0.25)
Discontinued operations earnings per common share	$0.21	$0.21	$0.00
Basic loss per common share	$(0.04)	$(0.21)	$(0.25)
Weighted average number of shares outstanding	23,374,205	-	23,374,205
Potentially dilutive shares outstanding	26,377,537	-	26,377,537

	For the year ended December 31, 2005
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$12,526,110	$-	$12,526,110
Total Costs and Expenses	$17,445,817	$-	$17,445,817
Net loss from continued operations	$(4,919,707)	$-	$(4,919,707)
Loss from discontinued operations	$(4,810,364)	$(4,810,364)	$-
Net loss	$(9,730,071)	$(4,810,364)	$(4,919,707)
Continued operations loss per common share	$(0.43)	$0.21	$(0.22)
Basic loss per common share	$(0.43)	$0.21	$(0.22)
Weighted average number of shares outstanding	22,426,580	-	22,426,580
Potentially dilutive shares outstanding	25,030,468	-	25,030,468

	For the year ended December 31, 2004
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$4,498,670	$-	$4,498,670
Total Costs and Expenses	$5,596,669	$-	$5,596,669
Net loss from continued operations	$(1,097,999)	$-	$(1,097,999)
Loss from discontinued operations	$(73,006)	$(73,006)	$-
Net loss	$(1,171,005)	$(73,006)	$(1,097,999)
Continued operations loss per common share	$(0.06)	$0.01	$(0.05)
Basic loss per common share	$(0.06)	$0.01	$(0.05)
Weighted average number of shares outstanding	20,507,342	-	20,507,342
Potentially dilutive shares outstanding	23,060,942	-	23,060,942

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
Supplemental Information (unaudited)

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:

	December 31,	December 31,	December 31,
	2006	2005	2004

Acquisition of producing properties and productive and non-productive acreage	$ 400,000	$ 1,736,625	$ -

Exploration costs and development activities	$ -	$ -	$ -

Supplemental Information (unaudited)

Results Of Operations From Oil And Gas Producing Activities

The results of operations from oil and gas producing activities are as follows:

	December 31,	December 31,	December 31,
	2006	2005	2004

Sales to unaffiliated parties	$1,074,606	$932,042	$830,148
Production costs	(388,700)	(93,429)	(144,101)
Depletion, depreciation and amortization	(159,289)	(28,226)	(17,100)
	526,617	810,387	668,947
Income tax expense	(189,582)	(291,739)	(240,820)

Results of operations from activities before
extraordinary items (excluding corporate
Overhead and interest costs)	$337,035	$518,648	$161,096

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

Supplemental Information (Unaudited)

	December 31,	December 31,	December 31,
	2006	2005	2004

Future cash in flows	$19,415,065	$19,154,814	$5,248,091
Future production and development costs	(5,858,187)	(4,292,152)	(989,549)
Future income tax expenses	(722,868)	(659,464)	(1,357,948)
Future net cash flows	12,834,010	14,203,198	2,900,595
10% annual discount for estimated timing of cash flows	6,712,715	7,147,126	942,358
Standardized measure of discounted future net cash flow	$6,121,295	$7,056,072	$1,958,238

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

Changes In Standardized Measure Of Discounted Future Net Cash Flow From Proved Reserve Quantities (Continued)

The "Net change in income taxes" is computed as the change in present value of future income taxes.

	December 31,	December 31,	December 31,
	2006	2005	2004

Standardized measure - beginning of period	$7,056,072	$1,958,238	$2,270,632

Sales of oil and gas produced, net of production costs	(640,515)	(807,930)	(655,373)
Revisions of estimates of reserves provided in prior years:
Net changes in prices	(2,215,972)	1,412,965	1,705,515
Revisions of previous quantity estimates	(2,512,220)	1,630,965	-
Extensions and discoveries	-	11,345,272	270,891
Property acquisition	2,370,080	-	-
Accretion of discount	434,411	(6,204,768)	248,494
Changes in production and development costs.	1,566,035	(1,580,186)	(1,658,785)
Net change in income taxes	63,404	(698,484)	223,137

Net increase (decrease)	(934,777)	5,097,834	(312,394)

Standardized measure - end of period	$6,121,295	$7,056,072	$1,958,238

Supplemental Information (unaudited)

Quarterly Financial Data (unaudited)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$369,765	$978,340	$1,356,311	$2,532,307

Net Income (Loss)	$(3,064,107)	$(3,240,179)	$(2,673,198)	$8,064,313 *

Net Income per Common Share - Basic	$(0.13)	$(0.14)	$(0.11)	$0.34

* In the fourth quarter we sold Tri-Western Resources and an associated building for a net gain of $9,715,604.
See note 12 to the Consolidated Financial Statements for a pro forma schedule.

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$202,108	$1,846,630	$6,781,574	$3,698,294

Net Income (Loss)	$(3,375,111)	$(717,680)	$(345,932)	$(5,291,348)

Net Income (Loss) per Common Share	$(0.15)	$(0.03)	$(0.02)	$(0.23)

	2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
			(restated)	(restated)

Operating Revenues	$1,386,281	$1,134,910	$223,006	$1,754,473

Net Income (Loss)	$255,258	$(940,409)	$(479,104)	$(6,750)

Net Income (Loss) per Common Share	$0.01	$(0.05)	$(0.02)	$(0.00)

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

In 2006 we sold interests in our two drilling rig subsidiaries, GVPS and GVDC, for approximately $5.4 million.  We originally recorded proceeds from these interests on our balance sheet as additional paid in capital.  In early 2008, management determined that these interests should properly have been recorded as “minority interest” on our balance sheet and not paid in capital.  In this amendment to our 2006 Form 10-K/A, we have amended our balance sheet to record the proceeds from selling these interests as “minority interest” and reduced our stockholders’ equity accordingly.  Total liabilities and stockholders’ equity remain unchanged.

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

February 11, 2008	By: F. Lynn Blystone
F. Lynn Blystone
President, Chief Executive Officer and
Director

February 11, 2008	By: /s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer