Form 10-K
period 2007-12-31
TRI VALLEY CORP
filed 2008-03-14
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007	Commission File No. 001-31852

TRI-VALLEY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	84-0617433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4550 California Avenue, Suite 600, Bakersfield, California 93309
(Address of Principal Executive Offices)

Registrant's Telephone Number Including Area Code:  (661) 864-0500

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	American Stock Exchange

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
Yes  ☒                      No  ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer or a smaller reporting company.
Large accelerated filer ☐        Accelerated filer ☒        Non-accelerated filer ☐        Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes☐                      No☒

As of February 29, 2008, 25,453,184 common shares were issued and outstanding.

The aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on the last day of the registrant’s most recently completed second fiscal quarter was approximately $163 million.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS
PART I
ITEM 1	Business	1
	Competition	2
	Governmental Regulation	3
	Environmental Regulation	3
	Employees	5
	Available Information	5
ITEM 1A	Risk Factors	5
ITEM 2	Properties	10
	Oil and Gas Operations	10
	Minerals Properties	14
ITEM 4	Submission of Matters to a Vote of Security Holders	16

PART II
ITEM 5	Market Price of the Registrant's Common Stock and Related Security Holder Matters	17
	Performance Graph	18
	Equity Compensation Plan Information	19
	Recent Sales of Unregistered Securities	19
ITEM 6	Selected Historical Financial Data	20
ITEM 7	Management's Discussion and Analysis of Financial Condition	20
	Notice Regarding Forward-Looking Statements	20
	Overview	20
	Critical Accounting Policies	21
	Other Significant Accounting Polices	23
	Rig Operations	25
	Mining Activity	25
	Results of Operations	26
	Financial Condition	29
	Operating Activities	30
	Investing Activities	30
	Financing Activities	30
	Liquidity and Capital Resources	30
ITEM 8	Financial Statements	32
ITEM 9A	Controls and Procedures	71
	Evaluation of Disclosure Controls	71
	Management’s Report on Internal Control over Financial Reporting	71

PART III
ITEM 10	Directors and Executive Officers of the Registrant	74
ITEM 11	Executive Compensation	79
	Compensation Committee Report	80
	Summary Compensation Table	81
	Employment Agreement with Our President	81
	Aggregated 2007 Option Exercises and Year-End Values	82
	Option Grants During the Fiscal Year Ended December 31, 2007 to Named Executive Officers	82
	Outstanding Equity Awards Table to Named Executive Officers and Directors	83
	Compensation of Directors	84
ITEM 12	Security Ownership of Certain Beneficial Owners and Management	85
ITEM 13	Certain Relationships and Related Transactions	86
ITEM 14	Principal Accountant Fees and Services	86
ITEM 15	Exhibits and Financial Statement Schedules	87

SIGNATURES		88

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

The Company’s four industry segments are:

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

-
Minerals include the Company’s mining and mineral prospects and operations, and expenses associated with those operations.  In 2007, the Company recorded minerals revenue from consulting services performed for the mining and minerals industry, which are included on the operating statement as other income.

-	Drilling and development includes revenues received from oil and gas drilling and development operations performed for joint venture partners, including the Opus-I drilling partnership.

The Company has five subsidiaries:

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

•	Select Resources Corporation (“Select”) was created in late 2004 to manage, grow and operate the minerals segment of our business lines.

•
Great Valley Production Services, LLC, (“GVPS”) was formed in 2006 to operate oil production services, well work over and drilling rigs, primarily for TVOG.  Tri-Valley currently owns 90% of GVPS, and the remainder is owned by outside investors.

•
Great Valley Drilling Company, LLC (“GVDC”) was formed in 2006 to operate oil drilling rigs, primarily in Nevada where Tri-Valley has 17,000 acres of prospective oil leases.  However, because rig availability is scarce in Nevada, GVDC has an exceptional opportunity to do contract drilling for third parties in both petroleum and geothermal projects.  For the time being GVDC, whose operation began in the first quarter of 2007, expects its primary activity will be contract drilling for third parties.

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

In 1987, we acquired precious metals claims on state lands near Richardson, Alaska.  We have conducted exploration operations on these properties and have reduced our original claims to a block of approximately 28,720 acres (44.9 square miles).  We have conducted trenching, core drilling, bulk sampling and assaying activities to date and have reason to believe that mineralization exists to justify additional exploration activities.  While the management and our technical team believe these properties hold considerable promise from data secured to date, we have not defined proven or probable mineral reserves on these properties.  There is no assurance that a commercially viable mineral deposit exists on any of these above mentioned mineral properties.  Further exploration is required before a final evaluation as to the economic and legal feasibility can be determined. The same is true for other mineral properties acquired in 2005 and 2006.

In 2004, Select acquired the Shorty Creek gold claims near Livengood, Alaska.  In 2005, we transferred our existing gold exploration properties located near Richardson, Alaska to Select.  In 2005, Select also entered into mineral leases on precious metals properties south of Dawson, Yukon, and acquired a calcium carbonate mine, located northwest of Ketchikan, Alaska.  The latter is a very high grade, high bright deposit deemed to be among the top 1% of deposits in the world.  The mine is in a care and maintenance mode while Select arranges a customer base before restarting the mine.  In 2005 and 2006, Select also owned and operated our 50% interest in an industrial minerals joint venture, Trans-Western Resources, which we sold in 2006.

In late 2005 and early 2006, exploration activities were conducted on all three gold properties.  The Yukon property was dropped in 2006 due to disappointing results.  Further exploration is required on each of the other two gold properties before an evaluation as to the economic and technical feasibility can be determined.   Select also seeks to acquire and develop additional metal and industrial mineral properties.

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

The rig operations industry is very competitive.  Our drilling subsidiaries are able to charge the prevailing rates of the industry and we are able to keep our available rigs and crews contracted.  We are competing with other oilfield services companies and other industries for personnel to crew our workover and drilling rig operation, which is very challenging as we continue to rapidly increase our operations.  This segment of our business is new in 2007.

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

Domestic exploration, development and operation of minerals and metals are extensively regulated at both the federal and state levels.  Legislation affecting the mineral industry is under constant review for amendment or expansion, frequently increasing the regulatory burden.  Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations affecting the mineral industry that often are difficult and costly to comply with and which carry substantial penalties for noncompliance.  State statutes and regulations require permits for exploration, including drilling, construction and operational permits, reclamation bonds, and reports concerning operations.    Our activities are subject to numerous laws and regulations reclamation and abandonment, the discharge of materials into the environment or otherwise relating to environmental protection.  Our activities are also subject to numerous laws and regulations related to health and safety of mine and mine related workers.  The heavy regulatory burden on the mineral industry increases its costs of doing business and consequently affects its profitability.  Delays in obtaining or failure to obtain government permits and approvals may adversely impact our activities. The regulatory environment in which Select Resources operates could change in ways that would substantially increase costs to achieve compliance, or otherwise could have a material adverse effect on Select Resources’ activities or financial position.

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

Mineral Operations

Select’s United States exploration and property development activities are subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; The Federal Water Pollution Control Act (the Clean Water Act); Compensation and Liability Act, Toxic Substance Control Act (CERCLA); the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act (RECRA), the Safe Drinking Water Act; the Solid Waste Disposal Act; the Toxic Substance Control Act; the Migratory Bird Treaty Act; the Federal Mine Safety and Health Act; the Rivers and Harbors Act; the Mining Law of 1872; the National Historic Preservation Act; and the Law Authorizing Treasury’s Bureau of Alcohol, Tobacco and Firearms to Regulate Sale, Transport and Storage of Explosives, and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive. Select’s activities in Canada are also subject to federal and provincial governmental regulations for the protection of the environment. In general, environmental regulations have not had, and are not expected to have, a material adverse impact on Select’s activities or our competitive position. Because we do not have active mining operations at present, these regulations have little impact on our current activities.  In 2007, 2006 and 2005, the regulatory requirements had no significant effect on our precious metals or industrial mineral activities as we continued our exploration and project development efforts.

We believe that Select complies with all laws and regulations imposed by the US Federal Government and the various states in which it operates for its activities.  We conduct our operations so as to protect public health and environment and believe our activities are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations. We have made estimates of the amount of such expenditures, but cannot precisely predict the amount of such future expenditures. Estimated future reclamation costs are based principally on legal and regulatory requirements that are applicable to each individual property.

Employees

We had a total of forty-seven employees on December 31, 2007.

Available Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission using SEC's EDGAR system.  The SEC maintains a site on the Internet at http://www.sec.gov that contains all of the Company filings free of charge including reports, proxy and information statements and other information regarding us and other registrants that file reports electronically with the SEC.  You may read and copy any materials that we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Our common stock is listed on the American Stock Exchange, under the symbol TIV.  Please call the SEC at 1-800-SEC-0330 for further information about their public reference rooms.  Our website is located at http://www.tri-valleycorp.com.

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

Risks Involved in Oil and Gas Operations/Drilling and Development

Our success depends heavily on market conditions and prices for oil and gas.

Our success depends heavily upon our ability to market oil and gas production at favorable prices.  In recent decades, there have been both periods of worldwide overproduction and underproduction of hydrocarbons and periods of increased and relaxed energy conservation efforts. As a result the world has experienced periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis; these periods have been followed by periods of short supply of, and increased demand for, crude oil and to a lesser extent, natural gas.  The excess or short supply of oil and gas has placed pressures on prices and has resulted in dramatic price fluctuations.  The dramatic price increases of the past couple of years have greatly increased the value of oil and gas reserves and the potential to profit from production wells that were formerly not considered commercially productive, but there are no guarantees that this situation will continue.

Estimating oil and gas reserves leads to uncertain results and thus our estimates of value of those reserves could be incorrect.

Our reserves are annually evaluated by a qualified, independent engineering firm.  The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir.  As a result, such estimates are inherently imprecise.  Actual future production, oil and gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and gas reserves may vary substantially from those estimated in reserve reports that we periodically obtain from independent reserve engineers.

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

Risks Involved in Our Rig Operations Business

Our rig operations have not yet had significant consistent revenue.

Our operations began in 2006.  We have not realized a high rig utilization to date, and we cannot predict when we may begin to see an increased rig utilization.

Our rig operations may not be profitable due to:

New, lower cost competitors;

Low utilization of our rigs; and

Write-downs of asset values.

Our operations may be adversely affected by risks and hazards associated with the rig operations industry that may not be fully covered by insurance.

Our business is subject to a number of risks and hazards including:

•           Environmental hazards; and

•           Industrial accidents

Such risks could result in:

           •           Personal injury or fatalities; and

           •           Environmental damage

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

Select was formed in late 2004.  We realized no significant revenue from our investment in Select to date, and we cannot predict when, if ever, we may begin to see significant returns from these mining investments.

Our mining operations may not be profitable.

The economic value of mining operations may be adversely affected by:

Declines or changes in demand;

Declines in the market price of the various metals or minerals;

Increased production or capital costs;

Increasing environmental and/or permitting requirements and government regulations;

Reduction in the grade or tonnage of the deposit;

Increase in the dilution of the ore;

Reduced recovery rates;

Delays in new project development;

New, lower cost competitors;

Reductions in reserves; and

Write-downs of asset values.

We have no employees dedicated to our minerals segment and would require additional staff to develop these properties.

During 2007, our staff at Select resigned, and we have no employees currently dedicated full time to managing or developing our mineral properties.  Any substantial development of any of these properties would require that we hire new staff to oversee them.  We cannot be sure that we can find qualified people to manage this business segment, or that we could hire such people at affordable prices.

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

We believe that our cash position and estimated 2008 cash from operations will be sufficient to meet our estimated operating and general and administrative expenses for fiscal year 2008; however, the Company will require additional funding to complete our aggressive drilling activities. Although we have always been successful in the past attracting sufficient capital and have sufficient capital for 2008 operations, we do not know if additional financing will be available when needed, or if it is available, if it will be available on acceptable terms. Insufficient funds may prevent or limit us from implementing our full business strategy.

The departure of any of our key personnel would slow our operation until we could fill the position again.

Our success will depend in large part on the continued services of our president and chief executive officer, F. Lynn Blystone.  Our employment agreement with Mr. Blystone ended at the end of 2007 and is awaiting formal extension through December 31, 2011 by the Board of Directors.  On March 3, 2007, the Board elected Mr. Blystone to the additional post of Chairman. The loss of his services would be particularly detrimental to us because of his background and experience in the oil and gas industry.  We carry key man insurance of $500,000 on Mr. Blystone’s life.

We also consider the president of our TVOG subsidiary, Joseph R. Kandle, to be a key employee whose loss would be detrimental to us because of his oil and gas industry experience.  We do not have an employment contract with Mr. Kandle.  We carry key man life insurance of $1,000,000 on Mr. Kandle.

Another former key employee, Thomas J. Cunningham, retired effective January 15, 2008, and we are actively seeking a replacement to fill his role as chief administrative officer.  Mr. Cunningham’s experience in the oil and gas industry was also considered important to us, and our business may suffer if we are unable to find a qualified successor.

ITEM 2  Properties

Our headquarters and administrative offices are located at 4550 California Avenue, Suite 600, Bakersfield, California 93309. We lease approximately 10,300 square feet of office space at that location. Our principal properties consist of proven and unproven oil and gas properties, mining claims on unproven precious metals properties, maps and geologic records related to prospective oil and gas and unproven precious metal properties, office and other equipment.  TVOG has a worldwide geologic library with petroleum data on every continent except Antarctica including over 700 leads and prospects in California, our present area of emphasis, along with more than 20,000 line miles of digitized 2-D seismic, the workhorse of the majority of the seismic in California.

Oil and Gas Operations

In 2005, Tri-Valley acquired several oil and gas properties and transferred them to the Opus-I Partnership for development.  Tri-Valley receives a 25% carried working interest in the initial wells drilled on these properties and any initial reworks of existing wells and will then pay its 25% pro rata share of subsequent development drilling and operations on the properties.  The following properties are part of the Opus-1 Partnership:  1) Temblor Valley West, 2) Temblor Valley East, 3) Pleasant Valley, 4) Moffat Ranch, 5) and major interest in the Ekho No. 1 deep play and the Sunrise Natural Gas Project.

Temblor Valley West/South Belridge Field:  Our South Belridge lease includes 50 wells, 28 producing, 18 idle and 4 injector wells, plus five new drill wells over the last two years, the Lundin-Weber D352-30, D540-30, D344-30, D188-30, and D24-30 which served to extend the known oil bearing formations to the west by over a half mile.  The latter three wells were drilled in 2007.  In mid-2007, two of these wells, D-352-30 and D-344-30, supported a regulatory-approved cyclic steam stimulation pilot in the Diatomite zone utilizing two of our recently refurbished, and company owned steam generators.  A small-scale waterflood pilot in the Etchegoin formation was also initiated in mid-2007 including the conversion of two wells to injector service to evaluate incremental recovery potential and water movement prior to a planned waterflood expansion. Well test facilities were also installed and upgraded in 2007 to support the evaluation of pilot project production. Several idle wells were also returned to production in 2007, which included remedial wellwork to upgrade several wellbores to support our pilot operations.

In 2008, we plan to further evaluate the waterflood potential via sustained and filtered injection and the injection of radioactive tracers to pinpoint water movement and waterflood efficiency.  We are working on a detailed design to expand the waterflood operation.  The objective of the water flood is the potential recovery of some 2.5 million barrels of oil from the Etchegoin zone.  In 2008, we plan additional Diatomite cyclic steaming operations of uphole intervals and production tests on other Etchegoin and Tulare formations in our five most recently drilled wells. We may also include a continuous steamflood pilot and horizontal well in our 2008 development plan. If results from our waterflood and/or cyclic steaming projects are favorable, additional drilling and facility upgrades in the field and procurement of a permanent water or steam source may follow.

Temblor Valley East/Edison Oil Field:  This property consists of four separate leases in the Edison and Edison Grove Fields consisting of 31 total wells. It includes the Shields & Arms area, consisting of 7 wells including 3 producers, 1 injector, and 3 idle wells.  In late 2007, all three current producers were restored to full-time production service and water injection was diverted to lower intervals to boost production.  In 2008, we plan to restore production to the other producing leases which include 24 idle wells.

Pleasant Valley Field:  This property lies in Ventura County in the Pleasant Valley Field.  During 2007, we initiated thermal development of the heavy oil Upper Vaca Tar Sands by drilling and coring a vertical pilot hole followed by a 1500’ horizontal sidetrack, which represents the first horizontal well technology application in this oil field.  A successful, cyclic steam stimulation pilot was initiated in this well which resulted in first production from this development in December 2007.  Based on these results, we also initiated full surface facility installations in 2007.  In 2008, we plan to drill at least six more horizontal wells in the Vaca Tar Sands to expand our cyclic steam injection development and boost production from this zone.  We expect to install a permanent gas line to deliver fuel to our steaming operations.  Also in 2007, we drilled a deeper, vertical test well to below 8000 feet from the same drilling/production location to evaluate a potential, complementary light oil development.  In 2008, we will further evaluate the productive potential of the multiple oil bearing zones encountered in this test well; including hydraulic fracture stimulations.

Moffat Ranch:  This gas field is located in the southern area of the California gas country in Madera County approximately 2.5 hours north of our Bakersfield, CA headquarters.  Upon acquisition, this field consisted of three idle wellbores and deeper drilling potential.  In late 2007, the Company drilled the deepest wellbore penetration in the field, to below 10,000 feet, to evaluate more than 14 potential producing horizons.  Two of these potential gas zones were evaluated for productive potential in 2007 and one was successfully tested at over one million cubic feet per day.  In 2008 we plan to tie this well into an adjacent gas sales pipeline and drill a follow-up gas producer.  Our plans in 2008 also include restoring the three idle wells to production service.

Chowchilla Ranch Gas Field: We purchased approximately 6,670 acres of mineral rights, which basically covers what was the Chowchilla Ranch in Madera County, California.  This land position is held by production at this time.  We believe this land to be very under developed and under exploited.  We plan to re-enter, recomplete and further infill drill the leasehold position.  We have also leased approximately 7,500 additional acres offsetting the 6,670 acre Chowchilla property.

Ekho: In 2005, we successfully hydraulically fractured the Ekho #1 well in the Vedder Zone of completion in the interval between 18,018’ and 18,525’ injecting approximately 5,000 barrels of fluid, which carried approximately 118,000-pounds of bauxite propping material.  While very successful mechanically, the operation did not result in the well producing hydrocarbons at commercial rates.  This well still has multiple targets to evaluate further up the hole.  We have been reviewing the resulting data from the fracturing operation both internally and with outside firms as it believes the potential reserve of the Vedder Zone deserves that degree of attention. We have not made a final decision yet concerning the next course of action pending a joint study by Tri-Valley and a worldwide scientific research firm we retained in December 2006.

Sunrise-Mayel: Also in 2005, we successfully hydraulically fractured a 1,000’ portion of the 3,000’ horizontal portion of the well bore in the Sunrise-Mayel #2H Redrill #2 well in the Sunrise Natural Gas Project in Delano, California.  The well was hydraulically fractured utilizing gelled diesel, which carried in approximately 138,000 pounds of sand.  Again, while mechanically successful, the operation did not result in the well producing hydrocarbons at commercial rates. As with the Ekho Project, we continue to review all available techniques to bring the Sunrise Project potential to commercial realization because of the volume of natural gas in place in the tight reservoir.  The Sunrise project is included in the joint study with the scientific research organization.  We believe the tight McClure Shale which hosts an estimated 3 TCF of gas in the mapped area of closure can ultimately be stimulated to release a portion of the gas in place at commercial rates once the right method is identified.

We hold approximately 17,000 acres in Nevada, all chosen from proprietary data as prospective for oil and gas exploration.  We have producing interests in gas fields in the Sacramento Valley of Northern California including the Rio Vista and Dutch Slough Gas Fields.  In 2007, we performed remedial rig work on the top Rio Vista producing well, which served to more than double historical production rates from the well/field.  Our 2008 plans include additional work on our Rio Vista gas wells to boost gas production.

Other key operational activity in 2007 included the ongoing procurement and refurbishment of a steam generator fleet, which now includes 18 units, to support our thermal, heavy oil developments.  Three of these units were restored to field-ready status in 2007 and have been mobilized and used in our field developments.  Our fleet of rigs have been idle since the third quarter of 2007 in support of a refurbishment and certification campaign to upgrade our rigs for increased utility for us and other operators.

The trend of demand of petroleum products outstripping available supplies continues and has become more acute in the last year both worldwide and particularly in California which is currently importing nearly 60% of its oil and nearly 90% of its natural gas. This is all reflected in the extreme spiraling up price trend in the last year.  While we expect occasional dips in the oil price, barring catastrophic terrorist or natural disaster, we believe the overall long-term price trend is up.

We do not own any bulk storage facilities or refineries.  We own a small segment of a pipeline in Tracy, California.  To counter the shortage of production and drilling rigs, we are assembling a fleet to service our wells and contract out when not in use.

We have retained the services of Cecil Engineering, an independent engineer qualified to estimate our net share of proved developed and undeveloped oil and gas reserves on all of our oil and gas properties at December 31, 2007 for SEC filing.  For 2007, our independent engineer prepared an oil and gas reserve report using guidelines established by the U. S. Securities and Exchange Commission for valuation of oil and gas reserves. Price is a material factor in our stated reserves, because higher prices permit relatively higher-cost reserves to be produced economically.  Higher prices generally permit longer recovery, hence larger reserves at higher values.  Conversely, lower prices generally limit recovery to lower-cost reserves, hence smaller reserves. The process of estimating oil and gas reserve quantities is inherently imprecise.  Ascribing monetary values to those reserves, therefore, yields imprecise estimated data at best.

Our estimated future net recoverable oil and gas reserves from proved developed properties as of December 31, 2007, 2006 and 2005 were as follows:

	BBL		MCF

December 31, 2007	Oil	372,048	Natural Gas	791,128
December 31, 2006	Oil	275,452	Natural Gas	787,017
December 31, 2005	Oil	154,673	Natural Gas	779,598

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from our proved developed and undeveloped oil and gas reserves, discounted at 10%, was $12,324,390 at December 31, 2007, $6,121,295 at December 31, 2006, and $7,056,072 at December 31, 2005.  The unaudited supplemental information attached to the consolidated financial statements provides more information on oil and gas reserves and estimated values.

The following table sets forth the net quantities of natural gas and crude oil that we produced during:

	Year Ended December 31,
	2007	2006	2005

Natural Gas (MCF)	45,928	86,177	128,602
Crude Oil (BBL)	7,006	6,600	17

The following table sets forth our average sales price and average production (lifting) cost per unit of oil and gas produced during:

	Year Ended December 31,
	2007		2006		2005

	Gas (Mcf)	Oil (BBL)	Gas (Mcf)	Oil (BBL)	Gas (Mcf)	Oil*
Sales Price	$7.15	$58.23	$6.45	$57.10	$7.00	$44.34

Production Costs	$1.55	$16.28	$1.41	$15.23	$0.73	*

Net Profit	$5.60	$41.95	$5.04	$41.87	$6.27	*
* Amount represents total sales price of associated condensate, unable to determine production cost per barrel.

As of December 31, 2007, we had the following gross and net position in wells and developed acreage:

Wells (1)		Acres (2)
Gross	Net	Gross	Net
72	20.62	3,730	1,044

All of our producing wells and acres where the Company has a working interest are located within California.

(1)
"Gross" wells represent the total number of producing wells in which we have a working interest.  "Net" wells represent the number of gross producing wells multiplied by the percentages of the working interests, which we own.  "Net wells" recognizes only those wells in which we hold an earned working interest.  Working interests earned at payout have not been included.

(2)	"Gross" acres represent the total acres in which we have a working interest; "net" acres represent the aggregate of the working interests, which we own in the gross acres.

The following table sets forth the number of productive and dry exploratory and development wells which we drilled during:

	Year Ended December 31,
	2007	2006	2005

Exploratory
Producing	-0-	-0-	-0-
Dry	-0-	-0-	1
Total	-0-	-0-	1

Development
Producing	-5-	-2-	-0-
Dry	-0-	-0-	-0-
Total	-5-	-2-	-0-

The following table sets forth information regarding undeveloped oil and gas acreage in which we had an interest on December 31, 2007:
State	Gross Acres	Net Acres
California	26,447	22,176
Nevada	18,559	18,559

Our undeveloped acreage is held pursuant to leases from landowners.  Such leases have varying dates of execution and generally expire one to five years after the date of the lease.  In the next three years, the following lease gross acreage expires:
Expires in 2008	5,550 acres
Expires in 2009	3,618 acres
Expires in 2010	22,985 acres

Mineral Properties

Metals

Select’s precious metals properties are located in interior Alaska. They are the Richardson and Shorty Creek.

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

The following table sets forth the information regarding the acreage position of our Richardson, Alaska claim block as of December 31, 2007:

Gross Acres	Net Acres
28,720	27,926

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

In 2007, Select continued the interpretation of the work initiated in late-2005, and identified additional geochemical targets that would potentially extend the previous sampling program further along the strike of the Richardson Lineament.  Select also conducted a series of local surveys in order to prepare additional areas on the Richardson Lineament and in the Hilltop for future geochemical sampling, trenching and drilling.  Select also conducted annual maintenance and repair work on the Richardson Roadhouse, associated buildings and core storage areas.

Select obtained the Shorty Creek property in 2004.  It is located about 60 miles northwest of Fairbanks, Alaska on the all-weather paved Elliott Highway that connects Fairbanks, Alaska with the North Slope petroleum production areas.  Fairbanks is approximately 60 miles to the southwest, and the property is about 3 miles south of the abandoned townsite of Livengood.  At Shorty Creek, Select controls mineral rights to 178 State of Alaska mining claims through staking and lease arrangements from Gold Range Ltd., covering approximately 17 square miles.

The following table sets forth the information regarding the acreage position of the Shorty Creek claim block as of December 31, 2007:

State	Gross Acres	Net Acres
Alaska	11,080	11,080

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

To date, Select has not identified proven or probable mineral reserves on these properties.  There is no assurance that a commercially viable mineral deposit exists on any of these mineral properties.  Further exploration is required before a final evaluation as to the economic and technical feasibility can be determined.  However, the Alaska State Geologist has said that the Shorty Creek property is the best undrilled prospect in the State of Alaska.

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

Also in 2006, Select arranged to evaluate some 200 industrial mineral properties in Nevada from the inventory of Newmont Mining Corporation.  Select had the option to negotiate exploration and development opportunities it chooses from this inventory. Select did not find any properties that fit its corporate needs, and this project is concluded.

ITEM 4  Submission of Matters To A Vote Of Security Holders

We held our annual meeting on October 6, 2007.  At the meeting, the shareholders elected all of the eight directors who were recommended by the board.

The shareholder votes were as follows:

Election of Directors

	FOR	ABSTAIN
F. Lynn Blystone	18,682,991	1,083,187
Milton J. Carlson	18,695,290	1,070,888
Loren J. Miller	18,698,890	1,067,288
Henry Lowenstein	18,658,842	1,107,336
William H. Marumoto	18,671,842	1,094,336
G. Thomas Gamble	18,680,242	1,085,936
Edward M. Gabriel	18,689,898	1,076,280
Paul W. Bateman	18,688,998	1,077,180

Vote on Proposal – To amend the 2005 Stock Option and Incentive Plan

FOR	AGAINST	ABSTAIN

10,343,253	3,081,016	1,041,749

Vote to ratify the board’s and management’s actions and resolutions taken and made since the previous shareholder meeting

FOR	AGAINST	ABSTAIN

17,762,007	941,887	1,062,284

PART II

ITEM 5  Market Price Of The Registrant's Common Stock And Related  Security Holder Matters

Our common stock trades on the American Stock Exchange under the symbol “TIV”.  The following table shows the high and low sales prices and high and low closing prices reported on AMEX for the years ended December 31, 2007 and 2006:

	Sales Prices	Closing Prices
	High	Low	High	Low

2007
Fourth Quarter	$8.20	$5.85	$8.20	$6.12
Third Quarter	$8.20	$6.00	$8.15	$6.27
Second Quarter	$9.36	$7.37	$9.17	$7.56
First Quarter	$9.67	$6.80	$9.37	$7.15

2006
Fourth Quarter	$10.20	$6.75	$10.07	$6.77
Third Quarter	$8.01	$5.80	$7.49	$5.84
Second Quarter	$9.50	$5.52	$9.01	$5.63
First Quarter	$8.77	$7.30	$8.69	$7.35

As of December 31, 2007, we estimate that we have approximately 4,500 shareholders in the United States and several foreign countries held our common stock.

We historically have paid no dividends and at this time do not plan to pay any dividends in the immediate future.  Rather, we strive to add share value through discovery success.  In 2007, trading volume exceeded 10 million shares.

Performance Graph

The following table compares the performance of Tri-Valley Corporation’s common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Amex Oil Index from December 31, 2002 through December 31, 2007.  The table shows the appreciation of our common stock relative to two broad-based stock performance indices.  The information is included for historical comparative purposes only and should not be considered indicative of future stock performance.  The table and graph compares the yearly percentage change in the cumulative total stockholder return on $100 invested in our common stock with the cumulative total return of the two stock indices.

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2002 and that all dividends were reinvested.  Past performance is not necessarily an indicator of future results.

[]

	2002	2003	2004	2005	2006	2007
Tri-Valley Corporation	$100	$314	$874	$556	$678	$529
S & P 500 Index	$100	$128	$142	$149	$172	$182
AMEX Oil Index	$100	$129	$170	$236	$290	$387

ITEM 5  Market Price Of The Registrant's Common Stock And Related  Security Holder Matters (continued)

Equity Compensation Plan Information

The following table sets forth, for the Company's equity compensation plans, the number of options and restricted stock outstanding under such plans, the weighted-average exercise price of outstanding options, and the number of shares that remain available for issuance under such plans, as of December 31, 2007.

	Total securities to be issued upon exercise of outstanding options or vesting of restricted stock		Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	Number	Weighted-average exercise price
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,727,350	$3.76	1,831,500

Equity compensation plans not approved by security holders	240,000	$0.50	-

Total	2,967,350	$3.50	1,831,500

Recent Sales of Unregistered Securities

On December 17, 2007, 150,000 shares of our restricted common stock were sold to six private individuals along with 50,000 of attached warrants.  The warrants have a two-year life and are exercisable at $7.00 per share.  The closing price of our stock on that day was $6.19 per share.  Also on December 14, we sold 200,000 shares of restricted common stock to a director for $6.25 per share.    The closing price of our stock on that day was $6.20 per share.  All of these shares were sold in privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

ITEM 6 Selected Historical Financial Data

	2007	2006	2005	2004	2003
Income Statement Data:
Revenues	$11,016,107	$4,936,723	$12,526,110	$4,498,670	$6,464,245
Operating Income (Loss)	$(8,746,830)	$(5,881,276)	$(4,919,707)	$(1,097,999)	$456,109
Loss from discontinued operations	$-	$(4,774,840)	$(4,810,364)	$(73,006)	$-
Gain on disposal of discontinued operations	$-	$9,715,604	$-	$-	$-
Income (loss) before minority interest	$(8,746,830)	(940,512)	(9,730,071)	(1,171,005)	456,109
Minority interest	$(139,939)	(27,341)	-	-	-
Net loss	$(8,606,891)	$(913,171)	$(9,730,071)	$(1,171,005)	$456,109
Basic Earnings per share:
Loss from continuing operations	$(0.35)	$(0.25)	$(0.22)	$(0.05)	$0.02
Income (loss) from dis- continued operations, net	$-	$0.21	$(0.21)	$(0.01)	$0.00
Basic Earnings Per Share	$(0.35)	$(0.04)	$(0.43)	$(0.06)	$0.02

Balance Sheet Data:
Property and Equipment, net	$16,232,653	$12,076,043	$13,635,981	$1,778,208	$1,543,121
Total Assets	$25,254,895	$28,654,125	$19,738,730	$14,473,326	$8,341,782
Long Term Obligations	$2,355,707	$2,963,562	$4,528,365	$6,799	$16,805
Minority Interest	249,945	5,410,746	-	-	-
Stockholder's Equity	$12,112,184	$11,232,872	$7,572,720	$6,796,903	$1,851,783

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

Overview

Thanks to the acquisition of producing properties, TVOG’s reserves are increasing while demand for petroleum products increases.  While the trend for demand to outstrip available supplies is worldwide as well as national, we believe that it is particularly acute in California, our primary venue for exploration and production, which imports nearly 60% of its oil and nearly 90% of its natural gas demand.  Oil prices tend to be set based on supply and demand, while natural gas prices seem to be more dependent on local conditions.   We expect that gas prices will hold steady or possibly increase over this year.  If, however, prices should fall, for instance due to new regulatory measures or the discovery of new and easily producible reserves or a terrorist attack that would reduce flying and traveling to create a temporary glut from reduced fuel use, our revenue from oil and gas sales would also fall.

In 2002 we created a limited partnership called the OPUS-I.  The purpose of this partnership is to raise one hundred million dollars by selling partnership interests. For the year ended December 31, 2007, OPUS I partnership raised $15,972,108 for drilling and development and spent $17,789,571 primarily on the purchase of the Moffat East Ranch prospect; on drilling the Lundin-Weber 188, Lundin-Weber 344, Lundin-Weber 24, and Lundin-Weber 270; the turnkey and completion of the Pleasant Valley #1; the drilling and in progress completion of the Pleasant-Valley #2; and the turnkey and completion of the Moffat Ranch 48X-7.

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

We believe that we have acquired an inventory of under explored/under-exploited properties with the potential to yield a multiple return on investment with further development.  We believe our existing inventory of projects bears a high enough ratio of potentially successful to unsuccessful projects to deliver value to our drilling partners and our shareholders from successful wells, in excess of the total costs of all successful and unsuccessful projects. Our future results will depend on our success in finding new reserves and commercial production, and there can be no assurance what revenue we can ultimately expect from any new discoveries.  We do not engage in hedging activities and do not use commodity futures or forward contracts for cash management functions.

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

In 2007, our proved, developed gas reserve estimates were revised upward by approximately 50,039 million cubic feet.  After 2007 production of 45,298 million cubic feet, our year-end proved, developed gas reserves increased to approximately 791,128 million cubic feet.

Also in 2007, our proved oil reserves estimated were increased by approximately 148,049 barrels of oil due to development of our Pleasant Valley project along with drilling and completing one well and two offset wells and an adjustment downward of approximately 44,448 barrels of oil due to lower than expected performance.  The net result after production of 7,006 barrels was to increase the potential future recoverable reserve to approximately 372,047 barrels of oil.

It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2007 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we have based the estimated present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and cost may be materially higher or lower than the prices and costs as of the date of the estimate.

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

Impairment of Proved Oil and Gas Properties. We review our long-lived proved properties, consisting of oil and gas reserves, at least annually and record impairments to those properties, whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Proved oil and gas properties are reviewed for impairment by depletable field pool, which is the lowest level at which depletion of proved properties is calculated. Management assesses whether or not an impairment provision is necessary based upon its outlook of future commodity prices and net cash flows that may be generated by the properties. We determine that a property is impaired when prices being paid for oil or gas make it no longer profitable to drill on, or to continue production on, that property.  Price increases over the past three years have reduced the instances where impairment of reserves appeared to be required, though we did record impairment expense of $481,930 in 2007, $459,243 in 2006 and $90,165 in 2005 as a result of reducing potential future recoverable reserves.  The impairment expense for 2007 was related to unproved oil and gas properties which management does not see any future activity on these assets in the foreseeable future.  These assets are expected to remain impaired.

Additional production data for some of our properties indicated the initial reserve estimates would not be achievable, so we reduced reserves accordingly. If petroleum prices, particularly natural gas prices, in Northern California begin to fall in the future, more of our proved developed reserves could become impaired, which would reduce our estimates of future revenue, our proved reserve estimates and our profitability.

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

Stock-Based Compensation. We adopted SFAS No. 123(R) to account for our stock option plan beginning January 1, 2006. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The modified prospective method was selected as described in SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under this method, we recognize stock option compensation expense as if we had applied the fair value method to account for unvested stock options from the original effective date. Stock option compensation expense is recognized from the date of grant to the vesting date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the following assumptions. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The Securities and Exchange Commission issued  SAB 110 providing for a safe harbor in calculating the expected life using the contractual life of the option + one, divided by two.  The Company used this methodology for valuing four of the stock option grants issued during 2007; the risk free rate for periods within the contractual life of the option is based on U.S. Treasury rates in effect at the time of grant.

Other Significant Accounting Policies

In addition to those significant accounting policies described in Note 2 to our Consolidated Financial Statements, we have adopted the following accounting policies which may require the use of estimates.

Deferred Tax Asset Valuation Allowances. We maintain a valuation allowance against our deferred tax assets, which result from net operating losses and statutory depletion carryforwards from prior years. SFAS 109 requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that the deferred tax assets can be realized prior to their expiration.  As of December 31, 2007, the Company has concluded that it is more likely than not that it will not realize its gross deferred tax asset position after giving consideration to relevant facts and circumstances. See Note 7 to our Consolidated Financial Statements.

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

Goodwill. At December 31, 2007, goodwill, which consists of purchased assets of our subsidiary, TVOG, constituted less than 1% of our total assets. The Company has adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS 142).  Under SFAS 142, goodwill is a non-amortizable asset, and the impairment of goodwill is evaluated annually.

The following is a discussion of the Company’s most critical accounting estimates, judgments and uncertainties that are inherent in the Company’s application of GAAP:

Accounting for Oil and Gas Producing Activities

Revenue recognition: Oil and gas revenues from producing wells are recognized when title and risk of loss is transferred to the purchaser of the oil or gas.  Oil and gas production is recorded each month based on when the cash is received.

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

Oil and Gas Production:  The Company sells its production at the monthly spot price.  In 2007, 2006 and 2005, we sold our gas 100% on the spot market.  Because we expect gas prices to be steady or to rise, we intend to sell 100%
of our production on the spot market in 2008.  Thus, a drop in the price of gas in 2008 could possibly have a more adverse impact on us than if we entered into some fixed price contracts for sale of future production.

Our proved hydrocarbon reserves were valued using a standardized measure of discounted future net cash flows of $12,324,390 at December 31, 2007, compared to $6,121,295  and to $7,056,072 on December 31, 2006, and 2005 after taking into account a 10% discount rate and also taking into consideration the effect of income tax.  This increase was due primarily to higher projected production costs being partially offset by our share of the acquisition of the Temblor Valley project.  Estimates such as these are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves.

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

Drilling and Development Activities: We sold working interests in test wells to the Opus-1 drilling partnership.  The sales price of the interest is intended to pay for all drilling and testing costs on the property.  We retain a minority "carried" revenue interest in the well and do not pay our proportionate share of drilling and testing costs for the first well drilled on each prospect. However, we do pay our proportionate cost of any subsequent well drilled on each prospect.  Under these arrangements, we usually minimize our cost to drill and also receive a minority interest in revenues from the reserves we discover.  On the other hand, we occasionally incur extra expenses for drilling or development that we choose, in our discretion, not to pass on to other venture participants.

In 2005, we acquired a 25% working interest in three (3) oil properties that we believe to be under developed and under exploited oil properties.  One property consisted of three separate leases in the Oxnard Oil Field in Ventura County, California and two properties were in Kern County, California.

We also have approximately 6,670-acres of mineral rights, which basically covers what was the Chowchilla Ranch Gas Field in Madera County, California. Currently, the land position is held by a single producing gas well.  We believe this land position to be under developed and under exploited and we plan to being re-entering, recompleting and further infill drill the leasehold position.

In addition to these properties, we also hold producing interests in gas leases in the Sacramento Valley of Northern California in the RioVista and Dutch Slough Gas Fields.

During 2007, the Company drilled three step-out wells on the Lundin-Weber lease in the Temblor Project in the South Belridge Oil Field, Kern County, California to further delineate and define the extent of the three producing zones in this 700-acre lease development.  The wells drilled where the Lundin-Weber 24,188 and 344 wells.  In May 2007, Tri-Valley also initiated a pilot waterflood on this property in the Etchegoin Zone to recover additional reserves.  During 2007, an additional 12-wells were returned to production bringing the total wells on production up from 28 to 40 of the 49-wells that existed on the Lease at the time of purchase in December 2005.

The Company also first vertically drilled, and cored, followed by ultimately horizontally drilling 1320-feet, its first SAG-D (Steam Assisted Gravity Drainage) development well in the Vaca Tar Sand in the Oxnard Oil Field in Oxnard, California.  The well was successfully steamed with the well initially flowing at an initial flow rate of 288-BOPD the first 24-hrs of production.

The Company also drilled a 10,000’ deep exploratory test well below existing previously established production in the Moffat Ranch Gas Field, Madera County, California, 50-miles west of Fresno, California, the Moffat Ranch 48-X-7 well in the Moffat Ranch Gas Field.  The well was spudded November 17, 2007.  As of December 31, 2007 the well was in the process of being completed. Currently, the well has been successfully tested and completed and we are awaiting a tie-in to a nearby gas line.  Tri-Valley currently owns two (2) other existing wells in its approximate 6900-acre land position in the Field which it plans to rework and return to production.

Rig Operations

In 2006 we created two new subsidiaries, Great Valley Production Services (GVPS) and Great Valley Drilling (GVDC). GVPS is owned 90% by Tri-Valley and 10% by third parties.  As of year-end 2007 GVDC is 100% owned by Tri-Valley.

GVPS is a production services/well work over company whose services will primarily be contracted to TVOG.  Operations began in the third quarter of 2006.  However, from time to time GVPS may contract various units to third parties when not immediately needed for TVOG projects.

GVDC is based in Nevada and the majority of its work will be drilling wells for third parties.  There may be occasion where TVOG contracts services from GVDC for its own account.  GVDC began operation in the first quarter of 2007.

We expect these companies to contribute to our operations in 2008.

Mining Activity

In 2007 our Select staff resigned to take full time positions with Duluth Metals and replacements have yet to be hired.  We plan to continue our mining activities on a limited basis by outsourcing and using other staff.

Precious Metals

During 2007, the price of gold has fluctuated between $608 and $841 per ounce continuing the support for the exploration and development of precious metals, including the support of junior exploration ventures.  Accordingly, management is advancing its precious metal opportunities.

The 2007 precious metal program consisted largely of continued assessment and compilation of the geologic information collected in previous work programs associated with the Richardson and Shorty Creek properties in Alaska.  Select also undertook an on-site reconnaissance for carrying out a 2007 field program for both the Richardson and Shorty Creek properties, including resolving access routing issues.

Select also continued annual repair and maintenance activities associated with the Richardson Roadhouse, 65 miles southeast of Fairbanks on the Alaska Richardson Highway, which is owned by us and has been used in the past as a base camp for Richardson related exploration activities.

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

We agreed in April 2006 to assist Duluth Metals Limited, a Canadian corporation, in its initial public offering and listing on the Toronto Stock Exchange.  Duluth Metals is involved in the acquisition and exploration of copper, nickel and platinum group metals in the Duluth Complex in northern Minnesota.  Duluth Metals is providing Select financial remuneration, stock options and assistance by Duluth Metals on the monetizing of Select and its properties as compensation for Select’s providing management and technical assistance to Duluth Metals.  Duluth Metals’ initial offering became listed on the Toronto Stock Exchange on October 10, 2006.  Select continued to assist Duluth Metals in 2007 in its early stages of operation as Duluth Metals provides assistance to Select on the monetizing of Select and its properties.

Industrial Minerals

The Admiral Calder calcium carbonate mine in Alaska (100% owned and managed by Select) was on care and maintenance during the fourth quarter.  Select continued its market and operational assessment studies for the Admiral Calder quarry product as the mine is in the top 1% of high grade chemical and high brightness calcium carbonate deposits in the world, and one of the few deposits to be directly on tidewater.  Repair and maintenance activities at the site were initiated in 2007.

Select had an exclusive agreement with the Trabits Group granting the right to evaluate up to 200 industrial minerals properties within Newmont Mining Corporation’s property portfolio.  The majority of these properties are located along Nevada rail corridors leading into California and Arizona.  The evaluation of these properties continued through 2007.  As of the end of 2007, no properties of interest to Select have been identified and this agreement has been concluded.

Results of Operations

We lost approximately $8.6 million in 2007 compared to losses of $0.9 million in 2006 and $9.7 million in 2005.  Total revenue was $11.0 million in 2007 compared to revenues of $4.9 million in 2006 and $12.5 million in 2005.  In 2007 and 2005 we had comparatively high levels of both revenue and loss due in large part to our execution of large scale drilling projects during those years.

Revenues

The Company identifies reportable segments by product.  The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss.  The Company also allocates interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss.

Results of Operations (continued)

The following table sets forth our revenues by segment for 2007, 2006 and 2005, in thousands.

	2007		2006		2005
	$	%	$	%	$	%
Oil and gas
Sale of oil and gas	$761	8%	$1,030	23%	$ 901	7%
Royalty income	-	-	-	-	1	-
Partnership income	30	1%	45	1%	30	-
Total oil and gas revenue	791	9%	1,075	24%	932	7%

Rig operations	2,727	28%	873	20%	-	-

Drilling and development	6,132	63%	2,497	56%	11,422	93%

Total revenues	$9,650	100%	$4,445	100%	$12,354	100%

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

Total Revenues from the oil and gas segment were 14% lower in 2007 than in 2006.  Sales of oil and gas decreased from $1,030,000 in 2006 to 761,000 in 2007.  The decrease of $270,000 in oil revenue was a result of declining production in the Martin-Severins, Webb Tract and Hanson wells being partially offset by an increase in production in the Pleasant Valley and Belridge wells.  Revenues from oil and gas operations were 17% higher in 2006 than 2005.  Nearly all of this increase resulted from a rise in average gas prices.  Other income from consulting increased by $248,000 in 2007 compared to $80,000 in 2006. Interest income increased $210,000 to $283,000 in 2007.  This was due to maintaining higher average cash balances.  Overall interest income decreased from about $121,000 in 2005 to about $73,000 in 2006.  This decrease was due to a decreased average cash balance during the year.

In 2006, we acquired drilling rigs and began rig operations through our subsidiaries, GVPS and GVDC.  Our revenue from our rig operations in 2007 was $2.9 million compared to $1.0 million in 2006.  We had no rig operations or revenues in 2005.

In each of the past three years, our largest source of revenue has been oil and gas drilling and development.  Revenues from drilling and development activities were $6.1 million, an increase of $3.6 million over 2006.  This increase was due to an increase in the number of wells drilled in 2007 to seven in our drilling program.   In 2006, we drilled two wells and our revenue from drilling and development decreased to about $2.5 million, compared to $11.4 million in 2005. In 2005 we recorded drilling and development revenues of $3.4 million from drilling the Midland Trail well in Nevada, and we spent $3.5 million on a frac job on our Ekho well.  We record revenue received by us from joint ventures for drilling and development when we complete drilling wells that have been sold to joint venture partners, including the Opus-I drilling partnership.

In 2007 we earned $573,000 compared to $179,000 in 2006 from consulting services pertaining to our minerals operations, which is included in other income in our operating statement.  We earned insignificant revenues from such services in prior years.  We earned no significant income from sales of minerals in 2007, 2006 or 2005.

Costs and Expenses

The following table sets forth our operating cost and expenses by segment in thousands:

	2007	2006	2005

Oil and gas	$ 659	$ 397	$ 3,299
Rig operations	2,142	726	-
Minerals	618	644	3,663
Drilling and development	5,011	1,990	9,268

Total cost and expenses	$ 8,430	$ 3,757	$ 16,230

Total operating costs and expenses were $4.8 million more for the year ended December 31, 2007, compared to year end 2006.  Minerals operating expenses were $322,000 more for the period ended December 31, 2007 than for the same period in 2006, due to increase expenses due to our minerals consulting.  Oil and gas cost and expense was $1.0 million for the year ended December 31, 2007 compared to $0.4 million for the year ended December 31, 2006.  The increase was mainly due to activity on the new oil and gas properties drilled during 2007.  Costs from drilling and development activities were $3.0 million more this year than in 2006 because of the increased drilling activity (seven wells drilled in 2007 compared to two wells drilled in 2006).  Rig operating costs for GVPS and GVDC increased to $1.6 million from $0.4 million in 2006 due to an increased activity level.

The following table summarizes our total operating income (loss) by segment in thousands:

	2007	2006	2005

Oil and gas	$ 132	$ 830	$(2,248)
Rig operations	585	307	-
Minerals	(618)	(465)	(3,610)
Drilling and development	1,121	507	2,155

Total operating income (loss)	$1,220	$1,179	$(3,704)

Nonsegmented Items

General and administrative costs were $4.3 million higher this year than last year due in large part to the increased stock issuance expense and the increased activity in the rig operations segment of the Company.  Increased salaries expense, insurance expense and legal and accounting expense were higher due to a general increase in the Company activity level. In 2007, we recognized impairment costs of about $482,000 primarily from the Onyx Ranch and Wildwood prospects.  This was a $23,000 increase from 2006.  The total Company interest expense for 2007 was $259,000 versus $397,000 during 2006.  The decrease was attributed to a decrease in debt.  Investment expense was $204,000 during the year.  The expense was attributable to additional cost of buying back minority interest in GVPS and GVDC during 2007 above par value.  There was no investment expense in 2006 or 2005.

We expect our costs and expenses to increase significantly in 2008 primarily due to proposed drilling and workover activities on the Pleasant Valley, Moffat Ranch and Belridge properties in advance of production revenue.

Total Company costs and expenses were $6.6 million less for the year ended December 31, 2006, compared to year end 2005.  Mining exploration expenses were $3.6 million less for the period ended December 31, 2006 than for the same period in 2005, due to decreased mining exploration activity because of 2005 expenses incurred in the purchase of royalties and properties which were immediately expensed.  Oil and gas lease activity expense was $388,700 for the year ended December 31, 2006 and $93,429 for the year ended December 31, 2005.  The increase was mainly due to activity on the new oil and gas properties acquired at the end of 2005.  Costs from drilling and development activities were $7.4 million less this year than in 2005 because of the decreased drilling activity (one well complete in 2005 and one well which drilling was in progress but not completed until January 2006), a $3.5 million frac job on the Ekho well and the redrill of the Sunrise well which was incurred in 2005. Operating costs on our recently formed Great Valley Production Services, LLC and our Great Valley Drilling Company, LLC in 2006 were $566,000. In 2005 it was nothing.  General and administrative costs were $2.6 million higher this year than last year due in large part to the increased activity in our minerals segment of the Company.  Tri-Western Resources and Select Resources had greatly increased travel costs, start-up expenses, insurance premiums and fees to consulting geologists in 2006. In 2006, we recognized impairment costs of about $459,000, primarily from the Tracy Subthrust.  This was a $369,000 increase from 2005.

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

Financial Condition

Balance Sheet

At December 31, 2007, we had $7.7 million in cash compared to $15.6 million at December 31, 2006.  $3.7 million of the cash at year end 2007 is restricted for use by the OPUS I drilling partnership.  The decrease was due primarily to an increase in property and equipment of $3.6 million for the current period compared to last year primarily because of the increase of $1.4 million in rigs and a $2.4 million increase in other property and equipment.  The increase in OPUS I drilling partnership cash was related to increase funding into our partnership program by investors.  Deposits increased about $29 thousand in 2007 compared to 2006.  Investment in marketable securities increased by $440 thousand because of the Company receiving Duluth Metals common stock for providing executive and geological services.  There were no marketable securities held in previous years. (see Note 13 to the consolidated financial statements)

Notes payable decreased from $1.1 million in 2006 to $0.4 million in 2007.  This was due to the payoff and paydown of our notes payable.  (see Note 4 to the consolidated financial statements)

Accounts payable and accrued expenses increased to $5.7 million from $2.2 million in 2006.  The increase was all due to purchases for our recently accelerated drilling and production activities.  Advances from joint venture participants, net decreased $1.7 million, from 5.4 million in 2006 to $3.7 million in 2007.  This was due to the increase in drilling activity for our joint venture participants.

Shareholder equity increased from $11.2 million in 2006 to $12.1 million for 2007.  This increase was due mainly to the net proceeds from issuance of common stock in the amount of $8.4 million and additional paid in capital from warrants and stock options in the amount of $1.1 million offset by a net loss for 2007 of $8.6 million. In 2007, the Company bought back interest in GVPS and GVPC.  The buyback was recorded at the par value of $5.0 million in the minority interest section of the balance sheet.

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

Delay rentals for oil and gas leases amounted to $501,000 in 2007.  Advance royalty payments and gold mining claims maintenance fees were $247,000 for the same period.  We expect that approximately equal delay rentals and fees will be paid in 2008 from operating revenues.

Operating Activities

Net cash used by operating activities was $3.9 million for 2007, compared to $2.1 million in 2006.  Net income decreased from a $8.6 million loss in 2007 to a $0.9 million loss in 2006. Stock based compensation costs decreased from $1.3 million in 2006 to $0.9 million in 2007.  We adopted SFAS No. 123R “Shared Based Payment” on January 1, 2006 which required expensing of stock options.

Warrant cost increased from $247,000 in 2006 to $384,000 in 2007.  In 2007 and 2006, we did not have any expense for property, mining claims & services paid with common stock, and while in 2005 we expensed $5.7 million.  We had $3.7 million provided by an increase in accounts payable, compared to $0.6 million used by an increase in accounts payable in 2006.  The 2007 increase is due to the increase in accounts payable balances due to the increase drilling activity near year end.

Investing Activities

Cash used by investing activities in 2007 was $11.1 million compared to cash provided of $8.3 million for the same period in 2006.  In 2007, $5.0 million in cash was used to buy back 39% of the outside third party interest in GVPS and all of the outside third party interest in GVDC.  In 2006, $13.8 million in cash was provided by the sale of our interest in Tri-Western Resources and the sale of our industrial minerals site.

Financing Activities

Cash provided by financing activities was $7.0 million in 2007 compared to $4.5 million for the period ending December 31, 2006. Proceeds from long-term debt decreased to zero to 2007 from $2.2 million in 2006. Principal payments on long term debt used $1.1 million in cash in 2007 compared to $4.9 million in 2006.  This change was due primarily to the payoff of long term debt in conjunction with the sale of Tri-Western Resources in 2006.  The net proceeds from the issuance of common stock increased from $2.4 million in 2006 to $7.9 million in 2007.  The net proceeds from the issuance of warrants increase from zero in 2006 to $268 thousand in 2007 due to the number of warrants issued.

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

During 2008, we expect to expend approximately $25 million on drilling activities. Funds for the majority of these activities will be provided by sales of partnership interests in the Opus-I drilling partnership, which will still be raising funds for development purposes.  Tri-Valley’s portion is expected to be approximately $6 million.  We are evaluating and finalizing results of recently drilled Pleasant Valley and Moffat Ranch in order to design the optimum development plan for the property.  We expect to drill several wells there in 2008.  Our ability to complete our planned drilling activities in 2008 depends on some factors beyond our control, such as availability of equipment and personnel.  Our actual capital commitments for fiscal year 2008 are less than $4 million, but to expend $25 million we will require additional capital from the OPUS partnership or other outside parties.

In 2008, we expect expenditures of approximately $ 0.8 million on mining activities, including mining lease and exploration expenses.

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

ITEM 8: FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
INDEX

Page

Report of Independent Auditor	30

Consolidated Balance Sheets at December 31, 2007 and 2006	31

Consolidated Statements of Operations for the Years Ended
December 31, 2007, 2006 and 2005	33

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2007, 2006 and 2005	34

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007, 2006 and 2005	35

Notes to Consolidated Financial Statements	37

Supplemental Information about Oil and Gas Producing
Activities (Unaudited)	61

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Tri-Valley Corporation

We have audited the accompanying balance sheets of Tri-Valley Corporation as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. Tri-Valley Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-Valley Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tri-Valley Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2008 expressed an unqualified opinion.

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California
March 13, 2008

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	___2007___	___2006___
ASSETS
Current assets
Cash	$3,955,610	$11,457,427
Cash restricted to OPUS I use	3,712,083	4,140,788
Accounts receivable, trade	313,521	377,278
Prepaid expenses	12,029	42,529

Total current assets	7,993,243	16,018,022

Property and equipment, net
Proved properties	2,143,907	1,407,925
Unproved properties	2,414,843	2,792,340
Rigs	6,731,758	5,371,593
Other property and equipment	4,942,145	2,504,185

Total property and equipment, net (Note 3)	16,232,653	12,076,043

Other assets
Deposits	338,772	309,833
Investment in marketable securities (Note 13)	440,000	-
Investments in partnerships (Note 5)	17,400	17,400
Goodwill	212,414	212,414
Other	20,413	20,413

Total other assets	1,028,999	560,060

Total assets	$25,254,895	$28,654,125

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,
	___2007___	___2006___

Current liabilities
Notes payable	$402,003	$619,069
Notes payable – related parties		501,036
Deferred revenue	242,163	-
Accounts payable and accrued expenses	5,699,153	2,237,116
Amounts payable to joint venture participants	281,419	280,815
Advances from joint venture participants, net	3,671,927	5,408,909

Total current liabilities	10,296,665	9,046,945

Non-Current Liabilities
Due to joint ventures	-	-
Asset Retirement Obligation	240,394	216,714
Long-term portion of notes payable – related parties		698,963
Long-term portion of notes payable	2,355,707	2,047,885

Total non-current liabilities	2,596,101	2,963,562

Total liabilities	12,892,766	12,010,507

Minority interest	249,945	5,410,746

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 25,077,184 and 23,546,655 issued and
outstanding at December 31, 2007, and 2006	25,077	23,407
Less: common stock in treasury, at cost,
100,025 shares at December 31, 2007 and 2006.	(13,370)	(13,370)

Capital in excess of par value	37,090,714	28,692,780
Additional paid in capital – warrants	782,729	247,313
Additional paid in capital – stock options	1,800,642	1,262,404
Accumulated deficit	(27,586,553)	(18,979,662)
Accumulated other comprehensive income	12,945	-

Total stockholders’ equity	12,112,184	11,232,872

Total liabilities, minority interest and stockholder’s equity	$25,254,895	$28,654,125

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	___ 2007 ___	___ 2006 ___	___ 2005 ___
Revenues
Sale of oil and gas	$761,279	$1,029,606	$901,159
Rig income	2,726,692	873,368	-
Royalty income	-	-	883
Partnership income	30,000	45,000	30,000
Interest income	282,785	72,707	118,608
Drilling and development	6,131,613	2,497,256	11,422,234
Other income	1,083,738	418,786	53,226

Total revenues	11,016,107	4,936,723	12,526,110

Costs and expenses
Mining exploration costs	391,255	510,583	4,112,717
Production costs	430,068	388,700	93,429
Drilling and development	5,010,799	1,799,792	9,267,621
Rig operating expenses	1,374,649	566,649	-
General and administrative	10,372,892	6,110,921	3,521,311
Interest	258,829	396,672	118,047
Investment	203,782	-	-
Depreciation, depletion and amortization	1,238,733	585,439	242,527
Impairment of acquisition costs	481,930	459,243	90,165
Total costs and expenses	19,762,937	10,817,999	17,445,817

Loss from continuing operations, before income taxes and discontinued operations	(8,746,830)	(5,881,276)	(4,919,707)
Tax provision	-	-	-

Loss from continuing operations, before discontinued operations	(8,746,830)	(5,881,276)	(4,919,707)

Loss from discontinued operations (Note 12)	-	(4,774,840)	(4,810,364)
Gain on disposal of discontinued operations (Note 12)	-	9,715,604	-
Loss before minority interest	$(8,746,830)	$(940,512)	$(9,730,071)
Minority interest	(139,939)	$(27,341)	-
Net Loss	$(8,606,891)	$(913,171)	$(9,730,071)
Basic net loss per share:
Loss from continuing operations	$(0.35)	$(0.25)	$(0.22)
Income (loss) from discontinued operations, net	$-	$0.21	$(0.21)
Basic loss per common share	$(0.35)	$(0.04)	$(0.43)

Weighted average number of shares outstanding	24,723,766	23,374,205	22,426,580

Potentially dilutive shares outstanding	28,061,401	26,377,537	25,030,468

No dilution is reported since net income is a loss per SFAS 128
The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
					Paid in
	Total			Capital in	Warrants &	Common	Accumu-
	Common	Treasury	Par	Excess of	Stock	Stock	lated	Treasury	Other	Stockholders’
	Shares	Shares	Value	Par Value	Options	Receivable	Déficit	Stock	Comprehensive Income	Equity

Balance at December 31, 2004	21,836,052	100,025	21,836	15,125,607	-	(750)	(8,336,420)	(13,370)		6,796,903

Issuance of common stock	970,124	-	970	9,199,610	-	-	-	-		9,200,580
Stock issuance cost	-			(432,067)	-	-	-	-		(432,067)
Common stock receivable	-			-	-	750	-	-		750
Drilling program equity	-			1,736,625	-	-	-	-		1,736,625
Net loss	-			-	-	-	(9,730,071)	-		(9,730,071)

Balance at
December 31, 2005	22,806,176	100,025	$ 22,806	$25,629,775	-	-	$(18,066,491)	$(13,370)		$ 7,572,720

Issuance of common stock	740,479		601	3,373,745	-	-	-	-		3,374,346
Stock issuance cost	-	-	-	(310,740)	-	-	-	-		(310,740)
Warrants (see note 10)	-	-	-	-	$ 247,313	-	-	-		247,313
Stock Based Compensation (see note 5)	-	-	-	-	1,262,404	-				1,262,404
Net loss	-	-	-	-	-	-	(913,171)			(913,171)
)Balance at
December 31, 2006	23,546,655	100,025	$ 23,407	$28,692,780	$1,509,717	-	$(18,979,662)	$(13,370)		$ 11,232,872

Issuance of common stock	1,530,529		-	9,479,833	-	-	-	-	-	9,479,833
Stock issuance cost	-	-	1,670	(1,081,900)	-	-	-	-	-	(1,080,230)
Warrants (see note 10)	-	-	-	-	$ 1,073,654	-	-	-	-	1,073,654
Stock Based Compensation (see note 5)	-	-	-	-	-	-	-		-
Other Comprehensive income	-	-	-	-	-	-	-	-	12,945	12,945
Net loss	-	-	-	-	-	-	(8,606,891)	-	-	(8,606,891)

Balance at December 31, 2007	25,077,184	100,025	$ 25,077	$37,090,713	$2,583,371	-	$(27,586,553)	$(13,370)	12,945	$ 12,112,183

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005

CASH PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(8,606,891)	$(913,171)	$(9,730,071)
Loss from discontinued operations	-	4,774,840	4,810,364
Gain on disposal of discontinued operations, net	-	(9,715,604)	-

Loss from continuing operations	(8,606,891)	(5,853,935)	(4,919,707)
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Depreciation, depletion, and amortization	1,238,733	585,439	242,527
Impairment, dry hole and other disposals of property	481,930	459,243	90,165
Minority interest	(139,939)	(27,341)	-
Loss on buyback of minority interest	169,374	-	-
Stock-based compensation costs, net of taxes	831,752	1,262,404	-
Warrant costs from issuance of restricted common stock	384,352	247,313	-
Marketable securities	(380,000)	-	-
(Gain) or loss on sale of property	-	-	131,766
Property, mining claims & services paid with common stock	-	-	5,666,575
Director stock compensation	112,428
Changes in operating capital:
(Increase) decrease in accounts receivable	63,757	85,419	(89,862)
(Increase) decrease in prepaids	30,500	-	53,527
(Increase) decrease in deposits and other assets	(28,939)	(19,088)	(14,874)
Increase (decrease) in income taxes payable	-	-	-
Increase (decrease) in accounts payable, deferred revenue and accrued expenses	3,704,199	635,880	(445,454)
Increase (decrease) in amounts payable to joint venture participants and related parties	604	(82,680)	263,380
Increase (decrease) in advances from joint venture
participants	(1,736,982)	90,264	(1,003,031)

Net cash provided by (used in) continuing operations	(3,875,122)	(2,617,082)	(24,988)
Net cash provided by (used in) discontinued operations	-	543,073	(4,446,650)
Net Cash Provided (Used) by Operating Activities	(3,875,122)	(2,074,009)	(4,471,638)

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATIONCONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	For the Years Ended December 31,
	2007	2006	2005
CASH PROVIDED (USED) BY INVESTING ACTIVITIES
Proceeds from sale of property	-	461,752	-
Buy back of minority interest in GVDC/GVPS	(5,019,440)	-	-
Proceeds from sale of discontinued operations	-	13,838,625	-
Member capital distributions	(170,796)	-	-
Capital expenditures	(5,853,593)	(5,760,034)	(6,494,822)
(Investment in) marketable securities	(47,056)	-	-

Net cash provided by (used in) continuing operations	(11,090,885)	8,540,343	(6,494,822)
Net cash provided by (used in) discontinued operations	-	(225,042)	(4,256,602)

Net Cash Provided (Used) by Investing Activities	(11,090,885)	8,315,301	(10,751,424)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES

Proceeds from long-term debt	-	1,017,559	-
Proceeds from long-term debt – related parties	-	1,200,000	3,666,765
Principal payments on long-term debt	(1,109,241)	(4,909,204)	(311,673)
Net proceeds from the sale of minority	-	5,438,087	-
Net proceeds from the issuance of warrants	268,197	-	-
Net proceeds from issuance of common stock	7,876,529	2,442,890	3,101,938

Net cash provided by (used in) continuing operations	7,035,485	5,189,332	6,457,030
Net cash provided by (used in) discontinued operations	-	(709,330)	1,830,033

Net Cash Provided (Used) by Financing Activities	7,035,485	4,480,002	8,287,063

Net Increase (Decrease) in Cash and Cash Equivalents	(7,930,522)	10,721,294	(6,935,999)

Cash at Beginning of Year	15,598,215	4,876,921	11,812,920

Cash of End of Year	$7,667,693	$15,598,215	$4,876,921

Interest paid	$258,829	$352,815	$377,943

Income taxes paid	$-	$-	$-

Property purchased with debt	$31,948	$-	$-
Property & services paid with common stock	$-	$620,716	$2,662,075

Stock issued in exchange for mining claims	$-	$-	$3,004,500

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

History and Business Activity

Tri-Valley Corporation (“TVC” or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and precious metals properties and interests therein.  Tri-Valley has five subsidiaries.  Tri-Valley Oil & Gas Company (“TVOG”) operates the oil & gas activities and derives the majority of its revenue from oil and gas; Select Resources which handles all precious and industrial mineral interests; Great Valley Production Services, Inc., which was formed in February 2006 to operate oil production, rigs, primarily for TVOG; Great Valley Drilling Company which was formed in 2006 to operate oil drilling rigs, primarily for third parties and Tri-Valley Power Corporation which is inactive (see Item 1 Business for detail of GVPS and GVDC).  The Company sold its joint venture interest in Tri-Western Resources, LLC on November 15, 2006.  GVPS had minority interest of 10% outside ownership by outside third parties as of December 31, 2007.  GVDC’s is wholly owned by TVC as of year-end 2007.

The Company conducts its oil and gas business primarily through Tri-Valley Oil & Gas Company. TVOG is engaged in the exploration, acquisition and production of oil and gas properties.  Substantially all of the Company’s oil and gas reserves are located in California.

In 1987, the Company added precious metals exploration.  Select conducts precious metals exploration activities. TVC has traditionally sought acquisition or merger opportunities within and outside of petroleum and mineral industries.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TVOG, Select, GVDC, Tri-Valley Power Corporation, since their inception.  GVPS, where the Company has retained a 90% ownership interest, is also included in the consolidation.  Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined.  This includes Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships.  All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation.

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

It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2007 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we have based the estimated present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and cost may be materially higher or lower than the prices and costs as of the date of the estimate.

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

Revenue Recognition

Sale of Oil and Gas
Crude oil and natural gas revenues are recognized as production occurs, the title and risk of loss transfers to a third party purchaser, net of royalties, discounts, and allowances, as applicable. Oil and gas revenues from producing wells are recognized when title and risk of loss is transferred to the purchaser of the oil or gas.  Oil and gas production is recorded each month based on when the cash is received.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

If the well has encountered commercial reserves, the accumulated cost is transferred to oil and gas properties; otherwise, the accumulated cost, net of salvage value, is charged to dry hole expense. If the well has encountered commercial reserves but cannot be classified as proved within one year after discovery, then the well is considered to be impaired, and the capitalized costs (net of any salvage value) of drilling the well are charged to expense. In 2007, 2006, and 2005 there was $481,930, $459,243and $90,165 respectively, charged to expense for impairment of exploratory well costs. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method based upon estimated proved developed reserves.

At December 31, 2007 and 2006, the Company carried unproved property costs of $1.80 million and $2.79 million, respectively.  Generally accepted accounting principles require periodic evaluation of these costs on a project-by-project basis in comparison to their estimated value.  These evaluations will be affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases, contracts and permits appurtenant to such projects.  If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize non cash charges in the earnings of future periods.

Capitalized costs relating to proved properties are depleted using the unit-of-production method based on proved reserves.  Costs of significant non-producing properties, wells in the process of being drilled and development projects are excluded from depletion until such time as the related project is completed and proved reserves are established or, if unsuccessful, impairment is determined.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of January 1, 2005, the Company adopted FASB Staff Position FAS 19-1, “Accounting for Suspended Well Costs.”  Upon adoption of the FSP, the Company evaluated all existing capitalized exploratory well costs under the provisions of the FSP.  As a result, the Company determined that there were no capitalized costs of exploratory wells during 2007, 2006 and 2005, and does not include amounts that were capitalized and subsequently expensed in the same period.

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

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities.  The Company has no assets that are legally restricted for purposes of settling asset retirement obligations.  The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the years ended December 31, 2007, 2006, and 2005.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31,	December 31,	December 31,
	2007	2006	2005

Beginning asset retirement obligations	$ 216,714	$ 92,108	$ 0

Liabilities assumed in acquisitions	2,380(3)	111,364(2)	92,108(1)
Accretion of discount	21,300	13,242

Ending asset retirement obligations	$ 240,394	$ 216,714	$ 92,108

Oil and Gas Property and Equipment (Successful Efforts, continued)

(1)	The Company’s portion of the liability for the plugging and abandonment of the wells acquired from the Temblor Valley, Pleasant Valley and previous acquisitions.

(2)	The Company’s portion of the liability for the plugging and abandonment of the wells acquired from the C & L/Crofton & Coffee lease, the Claflin lease and the SP/Chevron lease.

(3)	The Company’s portion of the liability for the plugging and abandonment of wells drilled from the Temblor Valley and Pleasant Valley acquisitions.

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

Concentration of Credit Risk and Fair Value of Financial Instruments

The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.  Total uninsured cash at year end was $2.3 million.
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair value of financial instruments is estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

Restriction on Cash in OPUS I partnership

At year-end 2007, there was $3.7 million in cash in the OPUS I partnership, which is restricted for use by the OPUS partnership only.

Stock Based Compensation Plans /Share-Based Payment

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123 (R)”). This Statement revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123(R) focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement is effective and was adopted in the first quarter of 2006. The Company adopted SFAS No. 123(R) using the modified prospective method, whereby the Company expensed the remaining portion of the requisite service under previously granted unvested awards outstanding as of January 1, 2006 and new share-based payment awards granted or modified after January 1, 2006. The Company used the Black-Scholes valuation method to estimate the fair value of its options. The Company calculates that implementation of SFAS No. 123(R) resulted in additional expense related to share-based employee and director compensation of approximately $1,600,000 before tax in 2007.   See Note 5 to the Consolidated Financial Statements in Item 8 for a further discussion related to the Company’s Stock Incentive Plan.

		December 31,	December 31,	December 31,
		2007	2006	2005

Net Income	As reported	$ (8,606,891)	$ (913,171)	$ (9,730,071)
Add: Stock-based compensation expense included in reported net income, net of tax benefit		868,962	1,262,404	--
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax		(868,962)	(1,262,404)	(631,000)
	Pro forma	$ (8,606,891)	$ (913,171)	$(10,361,071)

Earnings per share	As reported	(0.35)	(0.04)	(0.43)
	Pro forma	(0.35)	(0.04)	(0.46)

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Pronouncements

Asset Retirement Obligation

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations.”, Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, “Accounting for Asset Retirement Obligations”, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. We have adopted FIN No. 47 as of December 31, 2005. Adoption of this pronouncement did not have a significant effect on our 2005, 2007 or 2007 consolidated financial statements, and we do not expect this pronouncement to have a significant effect on our future reported financial position or earnings.

Accounting for Certain Hybrid Financial Instruments

In February 2006, SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 was issued. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for our fiscal year beginning after December 31, 2006. We adopted this Interpretation in the first quarter of 2007 and the adoption did not have a material impact on our financial position or results of operations for the year ended December 31, 2007.

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We adopted this Interpretation in the first quarter of 2007 and the adoption to have a material impact on our financial position or results of operations.

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

The Fair Value Option for Financial Assets and Financial Liabilities
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. This statement is effective beginning January 1, 2008 and we do not expect the adoption to have a material impact on our financial position or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

Properties, equipment and fixtures consist of the following:

	2007	2006
Oil and gas – California
Proved properties, gross	$3,026,660	$2,169,496
Accumulated depletion	(882,753)	(761,571)
Proved properties, net	2,143,907	1,407,925
Unproved properties	2,414,843	2,792,340
Total oil and gas properties	4,558,750	4,200,265

Rigs	7,492,975	5,444,646
Accumulated depreciation	(761,217)	(73,053)
Total Rigs	6,731,758	5,371,593

Other property and equipment
Land	21,281	21,281
Building	45,124	45,124
Machinery and Equipment	4,875,326	2,414,824
Vehicles	803,296	407,739
Transmission tower	51,270	51,270
Office furniture and equipment	149,229	159,241
	5,945,526	3,099,479
Accumulated depreciation	(1,003,381)	(595,294)
Total other property and equipment, net	4,942,145	2,504,185

Property and equipment, net	$16,232,653	$12,076,043

Depreciation expense for the year ended December 31, 2007 was $1,096,251 and for the year ended December 31, 2006 was $473,418.  Carrying amount of assets pledged as collateral for the year ended December 31, 2007 was $5,027,268.  In 2006, the carrying amount of assets pledged as collateral was $5,514,578.

NOTE 4 – NOTES PAYABLE

	December 31,
	2007	2006

Note payable to Rabobank dated October 5, 2005, secured by a vehicle, interest at 6.5%, payable in 60 monthly installments of $599.	$ 18,527	$ 25,119

Note payable to Jim Burke Ford dated November 18,
2005; secured by a vehicle; interest at 6.49%; payable
in 60 monthly installments of $714.	22,677	30,520

Note payable to Sealaska Corporation dated July 15,
2005; secured by mining machines and equipment;
imputed interest at 7.5%; payable in 10 yearly
installments of $200,000. Face amount was $2,000,000 before the imputed interest discount of $627,184 which resulted in a principal amount of $1,372,816.	1,171,461	1,275,777

Note payable to Jim Burke Ford dated November 18,
2005 paid in full during 2007; secured by a vehicle; interest at 6.49%; payable in 60 monthly installments of $493.
	-	20,351

Note payable to Three Way Chevrolet dated April 03, 2006; secured by a vehicle; interest at 5.90%; payable in 60 monthly installments of $577.	20,926	27,356

Note payable to Three Way Chevrolet dated February 24, 2006; secured by a vehicle; interest at 9.70%; payable in 60 monthly installments of $1,324.	44,018	56,864

Note payable to Moss Family Trust dated February 14, 2006; secured by 100,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $13,747.	442,147	547,108

Note payable to Moss Family Trust dated March 8, 2006; secured by 40,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $5,728	184,228	227,961

NOTE 4 – NOTES PAYABLE (Continued)
	December 31,
	2007	2006
Note payable to F. Lynn Blystone and Patricia L Blystone dated March 21, 2006 paid in full during 2007; secured by 6% overriding royalty interest in the Temblor Valley Production; interest at 1.00% per month, paid in full April 2007.	-	150,000

Note payable to Sun Valley Trust dated December 01, 2006 paid in full during 2007; payable in 6 monthly installments of $50,000. Unsecured	-	300,000

Note payable to Three Way Chevrolet dated January 22, 2007; secured by a vehicle; interest at 6.90%; payable in 60 monthly installments of $622.	26,504	-
Note payable to Three Way Chevrolet dated September 11, 2006; secured by a vehicle; interest at 4.90%; payable in 60 monthly installments of $927.	38,000	46,994

Note payable to Three Way Chevrolet dated September 11, 2006; secured by a vehicle; interest at 6.90%; payable in 60 monthly installments of $633.	24,999	30,631

Note payable to Three Way Chevrolet dated October 31, 2006; secured by a vehicle; interest at 9.70%; payable in 60 monthly installments of $1,679.43.	62,259	78,272

Note payable to Gary D, Borgna and Julie R. Borgna, and Equipment 2000 dated December 30, 2006; secured by Rig Equipment; imputed interest at 8.00%; payable in 120 monthly installments of $9,100 and a payment of $300,000 paid January 3, 2007. Face amount was $1,392,000 before the discount of $342,000 which resulted in a principal amount of $1,050,000. (also see note 5 – related party transactions)	698,964	1,050,000

	2,757,710	3,866,953
Less current portion	402,003	1,120,105

Long-term portion of notes payable	$ 2,355,707	$ 2,746,848

Maturities of long-term debt for the years subsequent to December 31, 2007 are as follows:
2008	$ 402,003
2009	440,720
2010	481,970
2011	304,293
2012-2016	1,128,724

$ 2,757,710

NOTE 5 - RELATED PARTY TRANSACTIONS

Employee Stock Options

The Company has a qualified and a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and non employee directors of the Company.  The 2007 stock option expense was $868,962.

The purpose of the Company's stock option plans is to further the interest of the Company by enabling officers, directors, employees and consultants of the Company to acquire an interest in the Company by ownership of its stock through the exercise of stock options granted under its stock option plan which are vested in one to five years.

The option price, number of shares and grant date are determined at the discretion of the Company’s board of directors. The 1998 stock option plan was supplemented with the 2005 plan.  All newly issued stock option grants are issued from the 2005 plan. The 2005 plan provides for the issuance of 2,625,000 stock options with 1,831,500 remaining to be issued as of December 31, 2007. Options granted under the plans are exercisable upon vesting.  The vesting dates are determined in the stock option award and the contractual life is up to ten years. The plan expires in October 2015.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions used for grants in 2007.

Year	Expected Life	Expected Dividends	Expected Volatility	Risk-Free Interest Rates
2007	4.28	None	45%	3.7%

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

The following table summarizes information about fixed stock options outstanding at December 31, 2007:

	Number Outstanding	Number Outstanding & exercisable	Weighted-Average	Weighted-Average	Intrinsic Value(1) at December 31,
Range of Exercise Prices	at December 31, 2007	at December 31, 2007	Remaining Contractual Life	Exercise Price	2007 (in thousands)

$.50 - $10.00	2,967,350	2,417,850	3.8 years	$2.64	$11,509

(1) Based on the difference between the exercise price per share and the $7.40 market price per share as of December 31, 2007

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

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Employee Stock Options (continued)

Unrecognized Compensation Expense.  At December 31, 2007 there was $2,095,000 of unrecognized compensation expense related to unvested awards granted under the Company’s stock option plan.  This amount is expected to be charged to expense over a weighted-average period of 2 years.

A summary of the status of the Company's fixed stock option plan as of December 31, 2007, 2006 and 2005 and changes during the years ending on those dates is presented below:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Fixed Options
Outstanding at beginning of year	2,914,850	$ 2.67	2,757,600	$ 2.03	2,553,600	$ 1.28
Granted	700,000	$ 7.41	445,000	$ 6.19	271,000	$ 5.82
Exercised	(440,000)	$ 1.99	(287,750)	$ 2.03	(67,000)	$ 1.94
Cancelled	(207,500)	$ 8.26	-	-	-	-

Outstanding at end of year	2,967,350	$ 3.50	2,914,850	$ 2.67	2,757,600	$ 2.03

Options exercisable at year-end	2,417,850	$ 2.64	2,674,850	$ 2.26	2,647,600	$ 1.70

Weighted-average fair value of
options granted during the year	$ 4.00		$ 4.78		$ 3.32

Available for issuance	1,831,500		824,000		119,000

A summary of the status of the Company’s nonvested options as of December 31, 2006 and changes during the year ended December 31, 2007, is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	245,000	$ 6.95

Granted	700,000	$ 7.41
Vested	(395,500)	$ 7.31

Nonvested at December 31, 2007	549,500	$ 7.28

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Partnerships

Tri-Valley sells oil and gas drilling prospects to partnerships that are sponsored by Tri-Valley and sold to private investors for the purpose of oil and gas drilling and development.  The Company accounts for these partnerships on the pro rata combination method.  Drilling and development revenue related to the Opus-I partnership for the fiscal year ended December 31, 2007, 2006 and 2005 are as follows:

		December 31,
	2007	2006	2005

Drilling and development revenue	$ 6,131,613	$ 2,497,256	$ 11,422,234

Drilling and development costs	$ 5,010,799	$ 1,799,792	$ 9,267,621

Oil and gas income from the Tri-Valley Oil & Gas Exploration Programs 1971-1 for fiscal year ended December 31, 2007, 2006 and 2005 are as follows:

		December 31,
	2007	2006	2005

Partnership income, net of expenses	$ 30,000	$ 45,000	$ 30,000

NOTE 6 – EARNINGS PER SHARE

Year	Full Year Basic Earnings (Loss) Per Share	Weighted-Average Shares Outstanding	Weighted-Average Potentially Dilutive Shares Outstanding
2007	$ (0.35)	24,723,766	28,061,401
2006	$ (0.04)	23,374,205	26,377,537
2005	$ (0.43)	22,426,580	25,030,468

The diluted earnings per share amounts are based on weighted-average shares outstanding plus common stock equivalents.  Common stock equivalents include stock options and awards, and common stock warrants.  Common stock equivalents excluded from the calculation of diluted earnings per share due to the effect was antidilutive.

NOTE 7 - INCOME TAXES

As of December 31, 2007, the Company had available net operating loss carryforwards for federal and state tax purposes of $21,867,798 and $20,183,091, respectively, which begin to expire in 2025 and 2015, respectively.  The Company also had available as of December 31, 2007 federal and state statutory depletion allowance carryforwards of $1,356,441, which do not expire.

The components of deferred tax assets at December 31, 2007, 2006 and 2005 are composed of:

	December 31,	December 31,	December 31,
	2007	2006	2005

Net operating loss carryforwards	$ 9,219,236	$ 4,867,050	$ 5,229,460
Statutory depletion carryforwards	540,330	508,050	455,070

	9,759,566	5,375,119	5,684,530
Less: deferred tax asset valuation allowance	(9,759,566)	(5,375,119)	(5,684,530)

Net deferred tax assets	$ -	$ -	$ -

Income tax benefit (provision) is computed as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005
Current:
Federal	$0	$0	$0
State	0	0	0
	$0	$0	$0

Deferred: Federal	$0	$0	$0
State	0	0	0
	$0	$0	$0

Total income tax benefit (provision):
	December 31,	December 31,	December 31,
	2007	2006	2005

Continuing operations	$0	$0	$0
Discontinued operations	0	0	0
	$0	$0	$0

NOTE 8 - MAJOR CUSTOMERS

Oil and Gas

Substantially all oil and gas sales have occurred in the California market. The Company receives substantially all of its oil and gas revenue from two customers.   Our total oil and gas sales amounted to $761,279, $1,029,606 and $901,359 for the year ended December 31, 2007, 2006, and 2005, respectively.  We receive about 70% of our revenue from Company A and about 30% from Company B.  All of our oil and gas is sold at spot market.

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

-	Drilling and development includes revenues received from oil and gas drilling and development operations performed for joint venture partners, including the Opus-I drilling partnership.

NOTE 9 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas	Rig		Drilling and
	Production	Operations	Minerals	Development	Total
Year ended December 31, 2007

Revenues from external customers	$ 761,279	$ 2,726,692	$ -	$ 6,131,613	$ 9,619,584

Interest revenue	$ 281,502	$ -	$ 1,284	$ -	$ 9,932,370

Interest expense	$ 101,322	$ 71,859	$ 85,644	$ -	$ 258,829

Operating income (loss)	$ 131,857	$ 585,137	$ (618,130)	$ 1,120,813	$ 1,219,677

Expenditures for segment assets	$ 2,280,187	$ 3,471,352	$ -	$ -	$ 5,751,539
Minority interest	-	$ (139,939)	-	-	$ (139,939)
Depreciation, depletion, and amortization	$ 229,354	$ 766,905	$ 242,473	$ -	$ 1,238,732

Total assets	$ 23,033,171	$ (139,739)	$ 2,361,463	$ -	$ 25,254,895

Estimated income tax benefit (expense)	$ -	$ -	$ -	$ -	$ -

Net income (loss)	$ (7,011,433)	$ (2,061,340)	$ (654,932)	$ 1,120,814	$ (8,606,891)

Year ended December 31, 2006

Revenues from external customers	$ 1,154,721	$ 1,033,539	$ 178,500	$ 2,497,256	$ 4,864,016

Interest revenue	$ 72,707	$ -	$ -	$ -	$ 72,707

Interest expense	$ 26,834	$ 2,373	$ 267,465	$ -	$ 396,672

Operating income (loss)	$ 830,475	$ 306,719	$ (465,153)	$ 507,465	$ 1,179,506

Expenditures for segment assets	$ 1,146,146	$ 5,444,646	$ 15,000	$ -	$ 6,605,792
Minority interest	-	$ (27,341)	-	-	$ (27,341)
Depreciation, depletion, and amortization	$ 159,289	$ 81,530	$ 344,620	$ -	$ 585,439

Total assets	$ 18,517,488	$ 7,853,046	$ 2,283,591	$ -	$ 28,654,125

Estimated income tax benefit (expense)	$ -	$ -	$ -	$ -	$ -

Net income (loss)	$ (4,638,280)	$ (24,002)	$ 3,051,646*	$ 697,465	$ (913,171)

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

NOTE 10 - COMMON STOCK and WARRANTS and MINORITY INTEREST

Common Stock

During 2007 the Company issued the following shares of common stock. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

-	During the year various directors and employees of the Company exercised stock options previously granted. The new shares issued pursuant to the stock option plan amounted to 377,791 shares.

-	The Company issued 5,000 shares to one employee in accordance with his employment contract.

-	The Company issued 2,000 shares each to six board members for services rendered.

-	The remaining 1,135,738 shares were issued in private placements at prices of $6.00 to $9.00 per share for a total consideration of $8,958,430, or a weighted average price of $7.72.

-	During the year the common stock issuance cost amounted to approximately $1,081,900.

NOTE 10 - COMMON STOCK and WARRANTS and MINORITY INTEREST (Continued)

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

Warrants

During 2007, the Company issued warrants to accredited investors in conjunction with the sale of restricted common stock.  291,443 warrants were attached to these restricted shares.  The warrants are exercisable for a period of two years from the date of issuance.   The warrants are exercisable at $7.00 to $10.00, depending on when they were issued. The warrants were valued using the Black-Scholes option-pricing model, which resulted in charges to additional paid in capital of $652,549 and resulted in charges to stock issuance expense of $384,352.

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

NOTE 10 - COMMON STOCK and WARRANTS and MINORITY INTEREST (Continued)

Minority Interest from the Sale and Purchase of Interest in Subsidiaries

During 2006, the Company sold 49% of the interest in GVPS to 35 individuals for $3,881,447.  Also during 2006, the Company sold 49% of the interest in GVDC to 15 individuals for $1,556,640.  The total minority interest for these two LLC’s was $5,438,087, which is being consolidated under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities”. In 2007, the Company bought back all of the minority interest in GVDC making it 100% owned by Tri-Valley at year-end 2007.  The Company bought back 39% of the minority interest in GVPS, making it owned 90% by Tri-Valley and a minority interest of 10% owned by outside third parties.  The company recorded an investment expense of $203,782 during the year due the buyback of minority interest above par value.

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

Natural Gas Contracts

The Company sells its gas under three separate gas contracts.  During 2007, 2006, and 2005, the Company sold all of its produced gas under these agreements. The terms of the agreements are identical among the contracts.  During 2007, 2006, and 2005, the terms of the agreements were as follows: 100% of the produced gas was sold at the monthly spot price.

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

The balance of the joint venture advance represents the sum of amounts contributed for drilling prospects, net of expenditures for the projects. Residual project balances are held until the Company makes a final determination concerning any remedial obligations of the joint ventures. The balance at December 31, 2007 consists primarily of the following projects:

Opus

In May of 2002 the Company began raising funds for a one hundred million dollar wildcat exploration drilling program named OPUS-I.  The program originally called for the drilling of 26 prospects, 23 in California and 3 in Nevada.  As of December 31, 2006 the program has drilled twenty wells.  The drilling portion of these prospects is turn-keyed, meaning the drilling portion is done for a fixed cost and the completion portion is done at the actual
NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)
Opus (continued)

cost. However, in 2006, the OPUS I program changed to a development program for the Pleasant Valley, Temblor Valley and Moffat Ranch East properties.

The Opus Drilling Program joint venture status at December 31, 2007 is as follows:

Total Opus Contributions	$ 64,763,796
Total Opus Expenditures	$ 61,864,663
Remaining advances	$ 2,899,133

Interest credited to joint account	$ 686,802

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures and lease arrangements as of December 31, 2007

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long term debt(1)	$402,003	$1,324,693	$ 786,267	$244,747	$ 2,757,710
Operating lease commitments (2)	185,640	371,280	30,940	-	587,860
Total contractual cash obligations	$ 587,643	1,695,973	$ 817,207	$244,747	$ 3,345,570

(1)
Represents cash obligations for principal payments and interest payments on various loans that are all secured by the asset financed. For further detail, see Note 4 to the Consolidated Financial Statements.

(2)	Lease agreement of corporate headquarters in Bakersfield, California, lease terms are until March 2011 at a monthly payment of $15,470.

NOTE 12 – ACQUISITIONS AND DISPOSITIONS

Sale of interest in Tri-Western Resources, LLC and an industrial minerals site - Pro Forma Information

In 2006, the company had a $9,715,604 gain on disposal of discontinued operations.

The following pro forma unaudited financial information has been prepared by management to present consolidated financial results of operations of the Company to give effect to the loss of control over our interest in Tri-Western Resources, LLC.  The pro forma condensed consolidated statement of losses for the years ended December 31, 2007, 2006 and 2005 present pro forma results as if the Company never owned an interest in Tri-Western Resources.

The unaudited pro forma financial information is not necessarily indicative of the actual results of operations or the financial position which would have been attained had the acquisitions been consummated at either of the foregoing dates or which may be attained in the future.

TRI-VALLEY CORPORATION
UNAUDITED PROFORMA CONDENSED CONSOLIDATED STATEMENT OF LOSSES
DECEMBER 31, 2007

For the year ended December 31, 2007
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$ 11,016,107	-	$ 11,016,107
Total Costs and Expenses	$ 19,758,682	-	$ 19,742,749
Net loss from continued operations	$ (8,742,575)	-	$ (8,742,575)
Loss from discontinued operations	$ -	-	$ -
Gain from sell of discontinued operations	$ -	-	$ -
Income (loss) before minority interest	$ (8,742,575)		$ (8,742,575)
Minority interest Net loss	(139,939) (8,606,891)	- -	(133,939) (8,606,891)
Continued operations loss per common share	$ (0.35)	-	$ (0.35)
Discontinued operations earnings per common share	$ -	-	$ -
Basic loss per common share	$ (0.35)	-	$ (0.35)
Weighted average number of shares outstanding	24,723,766	-	24,723,766
Potentially dilutive shares outstanding	28,061,401	-	28,061,401

For the year ended December 31, 2006
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$ 4,936,723	$ -	$ 4,936,723
Total Costs and Expenses	$ 10,817,999	$ -	$ 10,817,999
Net loss from continued operations	$ (5,881,276)	$ -	$ (5,881,276)
Loss from discontinued operations	$ (4,774,840)	$ (4,774,840)	$ -
Gain from sell of discontinued operations	$ 9,715,604	$ 9,715,604	$ -
Income (loss) before minority interest	$ (940,512)	$ 4,940,764	$ (5,881,276)
Minority interest Net loss	(27,341) (913,171)	- $ 4,940,764	- $ (5,881,276)
Continued operations loss per common share	$ (0.25)	$ -	$ (0.25)
Discontinued operations earnings per common share	$ 0.21	$ 0.21	$ 0.00
Basic loss per common share	$ (0.04)	$ (0.21)	$ (0.25)
Weighted average number of shares outstanding	23,374,205	-	23,374,205
Potentially dilutive shares outstanding	26,377,537	-	26,377,537
	$ 4,936,723	$ -	$ 4,936,723

For the year ended December 31, 2005
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$ 12,526,110	$ -	$ 12,526,110
Total Costs and Expenses	$ 17,445,817	$ -	$ 17,445,817
Net loss from continued operations	$ (4,919,707)	$ -	$ (4,919,707)
Loss from discontinued operations	$ (4,810,364)	$ (4,810,364)	$ -
Net loss	$ (9,730,071)	$ (4,810,364)	$ (4,919,707)
Continued operations loss per common share	$ (0.43)	$ 0.21	$ (0.22)
Basic loss per common share	$ (0.43)	$ 0.21	$ (0.22)
Weighted average number of shares outstanding	22,426,580	-	22,426,580
Potentially dilutive shares outstanding	25,030,468	-	25,030,468
NOTE 13 – INVESTMENT

In the second quarter the Company received 150,000 stock options for Duluth Metals common stock for providing executive and geological services for Duluth Metals.  The stock options are exercisable at $0.30 Canadian.  During the fourth quarter the options were exercised and converted into stock at a cost of $47,056. The market value of the stock on December 31, 2007 was $3.00 Canadian.  The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s securities consist of stock which has been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) will be reported as a component of shareholder equity. At December 31, 2007, the cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of the Company's holdings are as follows:

December 31, 2007

Net cost of equities	$ 427,055
Unrealized Losses	(10,000)
Unrealized Gains	22,945
Fair Market Value	$ 440,000

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in other comprehensive income of the equity section. At December 31, 2007, the company's marketable securities had a fair market value of $ 440,000.  The net unrealized gain of $12,945 is reported as accumulated other income.

This investment was translated into U.S. Dollars in accordance with SFAS No. 52, “Foreign Currency Translation.”  The investment was translated at the rate of exchange on the balance sheet date.

NOTE 14 – SUBSEQUENT EVENTS

After 23 years of service, Director Milton Carlson, 77, retired from the board of directors effective February 2, 2008.  He most recently served on Tri-Valley's audit committee, was chair of the nominating and corporate governance committee and the designated director to receive any employee complaints.  In resigning, Mr. Carlson did not report any disagreement with Tri-Valley on any matter relating to the company's operations, policies or practices.

SUPPLEMENTAL INFORMATION (unaudited)

The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by the Company located solely in the United States.

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent engineering consultants for the years ended December 31, 2007, 2007, and 2005. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005

Aggregate capitalized costs:
Proved properties	$ 3,026,660	$ 2,169,496	$ 1,795,653
Unproved properties	2,414,843	2,792,340	3,009,564
Accumulated depletion, depreciation and amortization	(882,753)	(761,571)	(649,550)

Net capitalized assets	$ 4,558,750	$ 4,200,265	$ 4,155,667
Supplemental Information (unaudited)

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:

	December 31,	December 31,	December 31,
	2007	2006	2005

Acquisition of producing properties and productive and non-productive acreage	$ -	$ 400,000	$ 1,736,625

Exploration costs and development activities	$ -	$ -	$ -

Supplemental Information (unaudited)

Results Of Operations From Oil And Gas Producing Activities

The results of operations from oil and gas producing activities are as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005

Sales to unaffiliated parties	$ 791,279	$ 1,074,606	$ 932,042
Production costs	(430,068)	(388,700)	(93,429)
Depletion, depreciation and amortization	(229,354)	(159,289)	(28,226)
	131,857	526,617	810,387
Income tax expense	-	-	-

Results of operations from activities before
extraordinary items (excluding corporate
Overhead and interest costs)	$ 131,857	$ 526,617	$ 810,387

Supplemental Information (unaudited)

Changes In Estimated Reserve Quantities
The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2007, 2006, and 2005, and changes in such quantities during each of the years then ended, were as follows:

	December 31, 2007		December 31, 2006		December 31, 2005
	Oil	Gas	Oil	Gas	Oil	Gas
	(BBL)	(MCF)	(BBL)	(MCF)	(BBL)	(MCF)

Proved developed and undeveloped reserves:
Beginning of year	275,452	787,017	218,030	779,598	162	742,401
Revisions (a), (b), (e), (f)	(44,448)	20,299	(65,673)	88,336	(144)	119,453
Purchases (c), (g), (h)	148,049	-	125,413	-	218,029	-
Improved recovery (d),(i),(j)	-	29,741	4,282	5,260	-	46,346
Production	(7,006)	(45,928)	(6,600)	(86,177)	(17)	(128,602)

End of year	372,047	791,128	275,452	787,017	218,030	779,598

Proved developed reserves:
Beginning of year	275,452	787,017	154,673	779,598	162	742,401

End of year	372,048	791,128	275,452	787,017	154,673	779,598

Supplemental Information (Unaudited)

(a)   In 2007, 44,448 barrels of oil, previously classified as proved undeveloped, were eliminated from reserves because wells drilled did not justify further development in Kern County, California.

(b)   In 2007, our estimated proved developed producing gas reserves were revised upward by 20,299 mcf as a result of improved performance on a producing lease in Solano County, California.

(c)  In 2007, we drilled and completed a well, and two offset wells are being completed in Ventura County, California.

(d)  In 2007, improved recovery estimates on proved developed producing gas wells resulted from a partially successful recompletion and improved performance from leases in Contra Costa County, California.

(e)   In 2006, our estimated proved developed producing gas reserves were revised upward by 175,295 mcf as a result of improved performance on a producing lease in Solano County, California.  This was partially offset by a net downward revision of 86,959 mcf to proofed developed non-producing reserves and a minor change in proved developed non-producing oil reserves due to a partially successful recompletion that was not as beneficial as expected in Contra Costa County, California.  In 2006, 63,357 barrels of oil, previously classified as proved undeveloped, were eliminated from reserves after two new wells drilled did not justify further development.  This drilling activity also resulted in reduction of proved developed non-producing oil reserves by 3,380 barrels and an increase in proved producing oil reserves of 1,065 barrels.

(f)   In 2005, our estimated proved developed producing gas reserves were revised upward by 190,451 mcf as a result of improved performance on a producing lease in Solano County.  This was partially offset by a net downward revision of 70,988 mcf to proved developed non-producing reserves and a minor change in proved developed non-producing oil reserves due to a partially successful recompletion that was not as beneficial as expected in Contra Costa County.

(g)   In the third quarter of 2006, we purchased two properties in Kern County, California, which are estimated to contain 125,413 barrels of proved non-producing oil reserves.

(h)   In 2005, we purchased two properties near our existing properties in Kern County containing an estimated 218,029 barrels of proved producing, non-producing and undeveloped oil reserves in Kern County.

(i)  In 2006, improved recovery estimates on proved developed producing gas wells resulted from a partially successful recompletion and improved performance from leases in Contra Costa County.

(j)  In 2005, improved recovery estimates on proved developed producing gas wells resulted from a partially successful recompletion and improved performance from leases in Contra Costa County.

Standardized Measure Of Discounted Future Net Cash Flows Relating To Proved Oil And Gas Reserves

A standardized measure of discounted future net cash flows is presented below for the year ended December 31, 2007, 2006, and 2005.

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

	December 31,	December 31,	December 31,
	2007	2006	2005

Future cash in flows	$ 36,745,611	$ 19,415,065	$ 19,154,814
Future production and development costs	(12,714,080)	(5,858,187)	(4,292,152)
Future income tax expenses	(1,568,917)	(722,868)	(659,464)
Future net cash flows	22,462,614	12,834,010	14,203,198
10% annual discount for estimated timing of cash flows	10,138,224	6,712,715	7,147,126
Standardized measure of discounted future net cash flow	$ 12,324,390	$ 6,121,295	$ 7,056,072

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

Changes In Standardized Measure Of Discounted Future Net Cash Flow From Proved Reserve Quantities (Continued)

The "Net change in income taxes" is computed as the change in present value of future income taxes.

	December 31,	December 31,	December 31,
	2007	2006	2005

Standardized measure - beginning of period	$ 6,121,295	$ 7,056,072	$ 1,958,238

Sales of oil and gas produced, net of production costs	(690,155)	(640,515)	(807,930)
Revisions of estimates of reserves provided in prior years:
Net changes in prices	8,801,793	(2,215,972)	1,412,965
Revisions of previous quantity estimates	1,641,446	(2,512,220)	1,630,965
Extensions and discoveries	4,718,914	-	11,345,272
Property acquisition	-	2,370,080	-
Accretion of discount	(15,970,845)	434,411	(6,204,768)
Changes in production and development costs.	6,855,893	1,566,035	(1,580,186)
Net change in income taxes	846,049	63,404	(698,484)

Net increase (decrease)	6,203,095	(934,777)	5,097,834

Standardized measure - end of period	$ 12,324,390	$ 6,121,295	$ 7,056,072

Supplemental Information (unaudited)

Quarterly Financial Data (unaudited)

2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$ 1,516,300	$1,299,709	$ 3,912,591	$ 4,004,721

Net Income (Loss)	$ (2,402,019)	$ (2,810,243)	$ (1,038,643)	$ (2,355,986)

Net Income per Common Share - Basic	$ (0.09)	$ (0.11)	$ (0.05)	$ (0.10)

2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$ 369,765	$ 978,340	$ 1,356,311	$ 2,532,307

Net Income (Loss)	$ (3,064,107)	$ (3,240,179)	$ (2,673,198)	$ 8,064,313*

Net Income (Loss) per Common Share	$ (0.13)	$ (0.14)	$ (0.11)	$ 0.34

* In the fourth quarter we sold Tri-Western Resources and an associated building for a net gain of $9,715,604.

2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$ 202,108	$ 1,846,630	$ 6,781,574	$ 3,698,294

Net Income (Loss)	$ (3,375,111)	$ (717,680)	$ (345,932)	$ (5,291,348)

Net Income (Loss) per Common Share	$ (0.15)	$ (0.03)	$ (0.02)	$ (0.23)

ITEM 9A  Controls and Procedures

Evaluation of Disclosure Controls

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2007.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective as of December 31, 2007 as discussed in Management’s Report on Internal Control.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by SEC rules adopted under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It consists of policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tri-Valley Corporation
Bakersfield, California

We have audited Tri-Valley Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tri-Valley Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report from management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Tri-Valley Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Tri-Valley Corporation, and our report dated March 13, 2008 expressed an unqualified opinion.

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

March 13, 2008
Bakersfield, California

PART III

ITEM 10  Directors and Executive Officers of the Registrant

All of our directors serve one year terms from the time of their election to the time their successor is elected and qualified.  The following information is furnished with respect to each director and executive officer:

		Year First
		Became Director or	Position With
Name of Director	Age	Executive Officer	Company

F. Lynn Blystone	72	1974	President, CEO, Director, TVC
			CEO and Director, TVOG
			President, CEO, Director, TVPC
			CHOB, CEO, Director Select

Milton J. Carlson(1) (3)(4)	77	1985	Director

Loren J. Miller(1)(6)	62	1992	Director

Henry Lowenstein, Ph.D(2)(3)	53	2005	Director

William H.“Mo”Marumoto(2)(3)	72	2005	Director

G. Thomas Gamble(1)(2)(6)	46	2006	Director

Paul W. Bateman(1)	50	2007	Director

Edward M. Gabriel(3)	57	2007	Director

Thomas J. Cunningham(5)	65	1997	VP, CAO, Treasurer and
			Secretary, TVC, TVOG, and TVPC
			Director Select

Arthur M. Evans	59	2005	Chief Financial Officer

Joseph R. Kandle	65	1999	President, TVOG

Robert A. Bell	49	2007	VP of Operations, TVOG

James G. Bush	58	2007	VP of Exploration, TVOG

(1)- Member of Audit Committee
(2)- Member of Personnel & Compensation Committee
(3)- Member of Nominating and Corporate Governance Committee
(4)- Retired February 2, 2008
(5)- Retired January 15, 2008
(6)- Member of Finance Committee

F. Lynn Blystone - 72	President and Chief Executive Officer of Tri-Valley Corporation and Tri-Valley Power Corporation, CEO of Tri-Valley Oil & Gas Company and Select Resources Corporation, which are three wholly owned subsidiaries of Tri-Valley Corporation - Bakersfield, California	1974

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

Milton J. Carlson – 77	Director	1985

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

Loren J. Miller, CPA – 62	Director	1992

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

Henry Lowenstein, Ph.D - 53	Director	2005
Dr. Lowenstein is Dean and Professor of Management at the E. Craig Wall Sr. College of Business Administration, Coastal Carolina University, Conway, South Carolina. Prior to joining the Coastal Carolina University faculty in 2007, he was Dean of Business and Public Administration at California State University Bakersfield.   Dr. Lowenstein has broad background in management within business, academic, government and public service organizations.  He serves on the Pre-Accreditation Committee of AACSB International, the top accreditation agency for business schools worldwide. Previous academic positions include universities in Illinois, Virginia and West Virginia. Dr. Lowenstein is published in fields of human resource management, public policy and transportation.  In business he was a corporate officer for  Kemper Group-Insurance and Financial Services, Dominion Bankshares Corporation, and  Americana Furniture, Inc.  He previously served as a management analyst for the Executive Office of the President of the United States-Office of Management and Budget under the Gerald Ford Administration.  Dr. Lowenstein received his Ph.D. in Labor and Industrial Relations from the University of Illinois; an M.B.A. from George Washington University; and B.S. in Business Administration from Virginia Commonwealth University.  He serves on Tri-Valley's Personnel and Compensation Committee and is Chairman of the Nominating and Corporate Governance Committee.  Dr. Lowenstein is an independent member of our Board of Directors.

William H. “Mo” Marumoto - 72	Director	2005
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

G. Thomas Gamble - 46	Director	2006
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

Paul W. Bateman - 50	Director	2007
Mr. Bateman is the President of the Klein & Saks Group, a Washington, DC-based public affairs firm, that advises companies, industry organizations and coalitions, principally in the mining and metals industries, on the political, regulatory and public policy environment. He joined the firm in 1994, and has been its chief executive since 1998. Since March 2004, Mr. Bateman also has been President of the Economic Club of New York, the nation’s leading nonpartisan policy forum. In 2005, Mr. Bateman was elected Chairman and chief executive of the International Cyanide Management Institute, which administers a voluntary industry program aimed at improving the management of cyanide used in gold mining and assisting in the protection of human health and the reduction of environmental impacts. Mr. Bateman’s knowledge of the precious metals industry is extensive, having earlier served as Executive Director of the Silver Institute, an international association serving the silver industry, and President of the Gold Institute, a North American industry group. Mr. Bateman began his career in San Clemente, California in the late 1970s, as an aide to then former President Richard Nixon. In 1981, he joined the White House staff under President Reagan, and subsequently served in that Administration in senior positions at the Departments of Commerce and Treasury.  From 1989 to 1993, he served on President George H.W. Bush’s White House staff as Deputy Assistant to the President for Management.  Mr. Bateman is an independent member of our board of directors.

Edward M. Gabriel - 57	Director	2007

Dr. Gabriel is the former. U.S. Ambassador to Morocco and now President and CEO of the Washington D.C. based public affairs firm, The Gabriel Company, LLC.  Ambassador Gabriel brings a diverse background in a variety of petroleum and other energy sources. Mr. Gabriel’s experience is both domestic and international, with extensive relationships in U.S. and Middle Eastern governments, as well as capital resources interested in energy. He is on the advisory board of Guggenheim Partners, a private wealth management firm. His career includes senior management positions with firms such as CONCORD and Madison Public Affairs Group in which he advised Fortune 100 Companies on multi-national matters in technology, energy, banking, environmental, and tax policies. Ambassador Gabriel served the Federal Energy Administration/U.S. Department of Energy as Senior Economic Analysts. He serves as Member, Global Advisory Board of George Washington University and Vice-Chairman of the American Task Force for Lebanon. He is on the board of directors of the American School of Tangier and the Casablanca American School. He is a graduate of Gannon University, was awarded an honorary Doctorate of Laws from Gannon, and he is a member of the University Economics Honor Society. Mr. Gabriel is an independent member of our board of directors.

Thomas J. Cunningham - 65	Secretary, Treasurer and Chief Administrative Officer of Tri-Valley Corporation, and its wholly owned subsidiaries, Tri-Valley Oil & Gas Company, Tri-Valley Power Corporation and Select Resources Corporation, Bakersfield, California	1997

Named as Tri-Valley Corporation’s treasurer and chief financial officer in February 1997, and as corporate secretary on December 1998, promoted to Chief Administrative Officer in November 2005.  From 1987 to 1997 he was a self employed management consultant in finance, marketing and human resources.  Prior to that he was executive vice president, chief financial officer and director for Star Resources from 1977 to 1987.  He was the controller for Tucker Drilling Company from 1974 to 1977.  He has over 25 years experience in corporate finance, Securities Exchange Commission public company reporting, shareholder relations and employee benefits.  He received his education from Angelo State University, Texas.  Mr. Cunningham retired January 15, 2008.

Arthur M. Evans, CPA, CMA, CFM - 59	Chief Financial Officer of Tri-Valley Corporation, and its wholly owned subsidiaries, Tri-Valley Oil & Gas Company, Tri-Valley Power Corporation, Select Resources Corporation and Great Valley Production Services, Inc. Bakersfield, California	2005

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

Joseph R. Kandle - 65	President and Chief Operating Officer Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	1998

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

Robert A. Bell - 49	Vice President of Operations Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	2007

Mr. Bell joined Tri-Valley in June 2007, and serves in a dual executive role spanning TVOG and GVPS. Mr. Bell leads our oil and gas assets exploitation operations, our engineering & field management personnel, and all company-owned rig and shop/yard operations and personnel.  Robert has over 26 years of domestic and international experience in engineering and management that includes both major and independent oil & gas companies as well as the service sector.  He most recently served as V.P. of Exploitation and V.P. of Operations for other California-based independents. Mr. Bell has field development experience ranging from large-scale world class projects to marginal/mature oil and gas developments, which includes the full E&P spectrum spanning light and heavy oil to mature, gas production, and from exploration conceptual engineering to full field development and tertiary recovery. His domestic experience includes the areas of California, Alaska, the Rockies, Texas (E/SE/S), and the Gulf Coast/Gulf of Mexico.  His international residence experience includes Perth, Australia and Quito, Ecuador.  Robert has extensive training in French and Spanish languages, and has co-authored several industry papers on state-of-the-art operations technology.  He is a Petroleum and Natural Gas Engineering graduate of Penn State University, and is a member of SPE and AADE.

James G. Bush - 58	Vice President Exploration Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	2007

Mr. Bush joined the Company in June 2007.  Mr. Bush brings a wide range of experience with over 30 years in the natural resource industry (oil, gas, and minerals), the consulting business, and in heavy industry.  Prior to Tri-Valley, Jim spent 10 years with the Department of Energy’s Pacific Northwest National Laboratory, and the previous 10 years with ICF Kaiser Engineers.  Prior to that, he worked for Atlantic Richfield (on and off-shore Alaska and Texas), Aspen Exploration, and the Anaconda Copper Co.  His areas of expertise include oil and gas exploration and drilling, uranium exploration and drilling, and metals exploration, with particular expertise in gold placer exploration and mining (he was the finding geologist for Alaska’s recent Valdez Creek gold mine).  Jim received his Bachelors of Science degree in Geology from Ohio State University and his Masters of Science from South Dakota School of Mines and Technology.  Jim is certified by the American Institute of Professional Geologists, and is a registered geologist in the States of Alaska and Washington.  It should be noted that Jim also served three years in the U.S. Navy Seabees.

Audit Committee

The independent directors that serve on the audit committee are Loren J. Miller, Chair, Paul W. Bateman, G. Thomas Gamble and Milton J. Carlson.  The board of directors has determined that Loren J. Miller is considered to be the audit committee financial expert.  Please see his biography above.

Finance Committee

The independent directors that serve on the finance committee are G. Thomas Gamble, Chair and Loren J. Miller.

Personnel and Compensation Committee

The independent directors that serve on the personnel and compensation committee are William H. “Mo” Marumoto, Chair, Dr. Henry Lowenstein and G. Thomas Gamble as of year-end 2007.

Nominating and Corporate Goverance Committee

The independent directors that serve on the Nominating and Corporate Governance Committee are Milton Carlson, Chair, and William H. “Mo” Marumoto and Edward M. Gabriel.  (Milton Carlson retired February 2, 2008 and Dr. Henry Lowenstein was appointed to succeed Mr. Carlson as Chair.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 and Securities and Exchange Commission regulations require that the Company's directors, certain officers, and greater than 10 percent shareholders file reports of ownership and changes in ownership with the SEC and must furnish the Company with copies of all such reports they file.  Based solely on the information furnished to the Company, we believe that no person failed to file required Section 16(a) reports on a timely basis during 2007.

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers and employees.  The code is also posted on our website (www.tri-valleycorp.com).

ITEM 11  Executive Compensation

Compensation Discussion and Analysis

The core mission of Tri-Valley Corporation is to increase the value and liquidity of Tri-Valley stock and build the wealth of our investors. To fulfill this mission, we have developed a tightly defined business strategy. This strategy is to identify, obtain, and exploit exploration projects of exceptional size where exploration, discovery, and operational success can substantially grow the intrinsic value of the company and market value of its stock.

Tri Valley strives to incorporate a “team” approach in order to achieve strong operating and financial results   Consistent with this approach, Tri-Valley maintains a policy of executive compensation commensurate with the long-term risk-value assumed by our investors and shareholders.  Consequently, Tri-Valley’s Chief Executive Officer compensation is structured as a base cash compensation that is recognized to be below peer corporate levels, coupled with stock options which may result in competitive to above competitive levels at some future date, depending on the market performance of TIV’s stock.

The philosophy of low base salary coupled with options has now been implemented in the recruitment of executives at the Vice President level of Tri-Valley and its subsidiary companies.  This approach has proved successful in attracting key individuals with major industry experience who share the Company long-term shareholder value philosophy and performance motivation.  Given the competitive market within our industry for human resources necessary to support our ventures, equity options are now being used to secure key staff and operating personnel within the organization as a means to offset lower base compensation.

EXECUTIVE COMPENSATION ANALYSIS

Tri-Valley Corporation compares its executive salaries to six peer corporations used by market analysts as a basis of comparing Tri-Valley operations.  The comparison group all has market capitalization of $179 million to $210 million.  All six of the peer companies are in the oil exploration and production industry.  The six companies used in the peer analysis are: Gasco Energy; Panhandle Oil & Gas; Prime Energy; CanArgo Energy; Meridian Resource Corp.; and Double Eagle.

The following chart shows the comparison of Tri-Valley executive compensation to the peer group average:

 2006 President/CEO Comparision
TIV to Peer Group Average
	Tri-Valley Corporation	Industry Peer Group Average
President/CEO
Base Salary	$159,000	$306,000
Bonus	0	$644,000
Stock/Options	$ 47,000	$194,000
Other Comp.	$ 5,000	$127,000

TOTAL	$211,000	$1,078,000

Vice President Level
Base Salary	$131,000	$206,000
Bonus	0	$303,000
Stock/Options	0	$147,000
Other Comp.	$ 4,000	$ 16,000

TOTAL	$135,000	$620,000

Tri-Valley base line executive compensation is approximately 20% of industry average for President/CEO, and, 22% of industry average for Vice Presidents.

These results assure shareholders that Tri-Valley Corporation does not engage in excessive executive compensation.  It is further assurance that our executives, like our shareholders, accept compensation based upon the long-term performance of TIV to ultimately provide the rewards tomorrow that would in other organizations be received today.
Section 162(m).    The Company believes that all compensation paid or payable to its executive officers covered under Section 162(m) of the Internal Revenue Code will qualify for deductibility under such Section.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based on such review and discussion, it has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Submitted by the Compensation Committee of the Board of Directors.

William H. “Mo” Marumoto, Chair
Dr. Henry Lowenstein
G. Thomas Gamble

Summary Compensation Table

The following table summarizes the compensation of the executive officers of the Company and its subsidiaries for the fiscal years ended December 31, 2007, 2006, and 2005.

(a)	(b)	( c )	(d)	(e)	(f)
Name	Fiscal Year Ending	Salary	Stock Awards (1)	Option Awards (2)	Company 401-K Contribution	Total Compensation

F. Lynn	12/31/07	$159,000	$37,000	$0	$4,770	$200,770
Blystone, CEO	12/31/06	$159,000	$47,450	$0	$4,770	$211,220
	12/31/05	$159,000	$38,900	$0	$2,782	$200,682

Thomas	12/31/07	$135,000	$0	$0	$4,050	$139,050
Cunningham, CAO	12/31/06	$130,833	$0	$0	3,925	$134,758
	12/31/05	$115,000	$0	$0	$2,012	$117,012

Arthur M.	12/31/07	$120,000	$0	$17,000	$3,600	$140,600
Evans, CFO	12/31/06	$120,000	$0	$56,550	$3,600	$180,150
	12/31/05	$ 15,000	$0	$34,000	$450	$ 49,450

Joseph Kandle,	12/31/07	$170,000	$0	$0	$5,100	$175,100
Pres. TVOG	12/31/06	$163,333	$0	$0	$5,875	$169,208
	12/31/05	$150,000	$0	$0	$2,625	$152,625

Robert A. Bell,	12/31/07	$83,125	$0	$144,990	$2,494	$230,609
Vice Pres. Operations, TVOG

James G. Bush,	12/31/07	$112,560	$0	$96,000	$3,377	$211,937
Vice Pres. Exploration, TVOG

(1)  Stock awards are valued at the closing market price on the date of issuance.
(2)  Stock option awards are valued on the date of grant using the Black-Scholes model – see note 5 to the Consolidated Financial Statements in Item 8.

Employment Agreement with Our President

We have an employment agreement with F. Lynn Blystone, our President and Chief Executive Officer, which ended on December 31, 2007 and is pending extension until December 31, 2011, The terms of the expired contract were for a base salary amount of $159,000 per year plus 5,000 shares of our common stock at the end of each year of service.  Mr. Blystone is also entitled to a bonus (not to exceed $25,000) equal to 10% of net operating cash flow before taxes, including interest income and excluding debt service.  Mr. Blystone is also entitled to a bonus of 4% of the company's annual net after-tax income.  The total of the bonuses from cash flow and net income may not exceed $50,000 per year, although the Board of Directors may authorize additional bonuses and compensation if it so desires.  The employment agreement also provides a severance payment to Mr. Blystone if he is terminated within 12 months after a sale of control of Tri-Valley.  The severance payment equals $150,000.  For purposes of the severance provision, a sale of control is deemed to be the sale of ownership of 30% of the outstanding stock of Tri-Valley or the acquisition by one person of enough stock to appoint a majority of the board of directors of the company.

At the regular meeting of the board of directors March 3, 2007 the independent directors unanimously elected Mr. Blystone to the additional post of chairman of the board.
We carry key man life insurance of $500,000 on Mr. Blystone's life.

Employee Pension, Profit Sharing or Other Retirement Plans

During 2007, the Company established a 401-K program allowing for the deferral of employee income.  The plan provides for the Company to contribute 3% of gross wages.  For the year ended December 31, 2007 the Company contributed $88,124 to such plan.

Aggregated 2007 Option Exercises and Year-End Values

The following table summarizes the number and value of all unexercised stock options held by the Named Executive Officers and the Directors at the end of 2007.

( a )	(b)	(c)	(d)	(e)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY End Exercisable/ Unexercisable	Value of Unexercised In The Money Options at FY End ($) Excercisable/ Unexercisable

F. Lynn Blystone	47,500	$341,640	729,350/0	$4,378,015/$0
Milton Carlson			240,000/0	$0/$0
Thomas J. Cunningham	0	0	523,000/0	$3,215,450/$0
Arthur M. Evans	0	0	35,000/10,000	$7,800/$0
G. Thomas Gamble	0	0	40,000/40,000	$42,000/$42,000
Paul W. Bateman			20,000/80,000	$18,200/$72,800
Edward M. Gabriel			20,000/80,000	$20,600/$82,400
Joseph R. Kandle	50,000	$335,500	475,000/0	$2,614,250/0
Robert A. Bell			27,000/108,000	$0/$0
James G. Bush			20,000/110,000	$0/$0
Henry Lowenstein			60,000/40,000	$63,800/$42,000
Loren J.Miller	0	0	0/0	$0/0
William H. “Mo” Marumoto	0	0	60,000/40,000	$63,800/$42,000

*Based on a fair market value of $7.40 per share, which was the closing price of the Company's Common Stock on the American Stock Exchange on December 31, 2007

Option Grants During the Fiscal Year Ended December 31, 2007 to Named Executive Officers

The following table sets forth information regarding options for the purchase of shares granted during the fiscal year ended December 31, 2007 to the Named Executive Officers.

		% of Total		Market Value
	Number of Shares	Options Granted	Exercise Price	of Securities
	Underlying Options	to Employees	Per Share	Underlying	Expiration
Name	Granted	in Fiscal Year	($/Security)	Options(3)	Date

Robert A. Bell(1)	135,000	23.5%	$8.81	$0	6/2017

James G. Bush(2)	130,000	22.6%	$7.88	$0	5/2017

(1)	The options were granted June 5, 2007 and 27,000 options were vested as of December 31, 2007

(((2)	The options were granted May 23, 2007 and 20,000 options were vested as of December 31, 2007
(3)	Based on the difference between the exercise price per share and the market price of $7.40 per share as of December 31, 2007

Outstanding Equity Awards Table to Named Executive Officers and Directors

Name	Number of Securities Underlying		Option Exercise	Option Expiration
	Unexercised Options		Price	Date
	Exercisable	Unexercisable
( a )	(b)	(c)	(d)	(e)

Paul W. Bateman	20,000	80,000	$6.37	8/2/2017

Robert A. Bell	27,000	108,000	$8.81	6/5/2017

F. Lynn Blystone	100,000	0	$2.00	8/22/2008
	79,350	0	$0.50	6/19/2009
	50,000	0	$2.43	9/16/2010
	200,000	0	$1.22	11/10/2010
	300,000	0	$1.35	10/22/2011

James G. Bush	20,000	110,000	$7.88	5/23/2017

Milton Carlson	40,000	0	$0.55	8/22/2008
	50,000	0	$2.43	9/16/2010
	100,000	0	$1.22	11/10//2010
	50,000	0	$1.35	10/22/2011

Thomas J. Cunningham	100,000	0	$1.50	8/22/2008
	98,000	0	$0.50	6/19/2009
	50,000	0	$1.00	9/1/2009
	50,000	0	$2.43	9/16/2010
	150,000	0	$1.22	11/10/2010
	75,000	0	$1.35	10/22/2011

Arthur M. Evans	30,000	10,000	$9.55	11/18/2015
	5,000	0	$5.84	8/15/2016

Edward M. Gabriel	20,000	80,000	$6.49	8/1/2017

G. Thomas Gamble	40,000	40,000	$6.35	5/8/2016

Joseph R. Kandle	100,000	0	$0.50	6/19/2009
	100,000	0	$1.00	9/1/2009
	50,000	0	$2.43	9/16/2010
	150,000	0	$1.22	11/10/2010
	75,000	0	$1.35	10/22/2011

Henry Lowenstein	60,000	40,000	$6.35	5/8/2016

Loren J. Miller	0	0	0	0

William H. Marumoto	60,000	40,000	$6.35	5/8/2016

Compensation of Directors

The Company compensates non-employee directors for their service on the board of directors.

The following table sets forth information regarding the compensation paid to outside directors in 2007.

(a)	(b)	(c)	(d)	(e)
Name	Fees	Stock Awards (1)	Option Awards (2)	Total Compensation

Paul W. Bateman	$ 3,000		$40,200	$43,200

Milton Carlson	$ 9,500	$14,500	-	$24,000

Edward M. Gabriel	0		$40,800	$40,800

G. Thomas Gamble	$ 10,000	$14,500	$98,000	$122,500

Dr. Henry Lowenstein	$ 7,200	$14,500	$98,000	$119,700

Loren J. Miller	$ 9,500	$14,500	-	$24,000

William Marumoto	$ 7,400	$14,500	$98,000	$119,900

(1) This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2007 fiscal year for the fair value of stock granted in 2007.  Fair value is initially calculated using the closing price of our stock on the date of grant.  In 2007, each director was granted shares of common stock on January 2, 2007, per share, for services rendered in 2006.  The initial value of the stock granted to each director on that date was $14,500, based on a closing market price of $7.25 per share.
.
(2) Stock option awards relate to the accounting expense for options vested in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment, which requires the expensing of equity stock awards based on the grant date of the option. The grant date for Mr. Bateman was August 2, 2007; Mr. Gabriel is August 1, 2007; Mr. Gamble, Dr. Lowenstein and Mr. Marumoto the grant date was May 6, 2006.

Each director is compensated at the rate of $2,000 per board meeting and $500 for each committee meeting as of December 31, 2007

ITEM 12  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2007, there were 25,077,184 shares of the Company's common stock outstanding.  The following persons were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock:

	Number of	Percent of
Name and Address	Shares	Total

F. Lynn Blystone P.O. Box 1105 Bakersfield, CA 93302	1,227,853(1)	4.8%

G. Thomas Gamble 1250 Church Street St. Helena, CA 94574	2,183,834(2)	8.7%

(1)	Includes 729,350 shares of stock Mr. Blystone has the right to acquire upon the exercise of options.
(2)	Includes 96,667 shares of stock Mr. Gamble has the right to acquire upon the exercise of warrants and options.

The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 2007 by each director, by each of the executive officers named in Item 11, and by the executive officer named in Item 10 and directors as a group:

	Number of	Percent of
Directors and Executive Officers	Shares (1)	Total (2)

F. Lynn Blystone	1,227,853	4.8%

Milton J. Carlson	347,000	1.4%

Thomas J. Cunningham	540,000	2.1%

Arthur M. Evans	45,000	0.2%

G. Thomas Gamble	2,183,834	8.7%

Paul W. Bateman	101,000	0.4%

Edward M. Gabriel	100,000	0.4%

Joseph R. Kandle	500,000	2.0%

Robert A. Bell	135,000	0.5%

James G. Bush	130,000	0.5%

Henry Lowenstein, Ph.D.	102,200	0.4%

William H. “Mo” Marumoto	102,000	0.4%

Loren J. Miller	295,800	1.2%

Directors and Executive Officers (continued)

	Number of	Percent of
	Shares (1)	Total (2)
Total group (all directors and
Executive officers - 13 persons)	5,608,687	22.1%

(1)
Includes shares which the listed shareholder has the right to acquire from options as follows:  F. Lynn Blystone 729,350, Milton J. Carlson 240,000, Thomas J. Cunningham 523,000, Arthur M. Evans 45,000, G. Thomas Gamble  96,667, Joseph R. Kandle 475,000;  Dr. Henry Lowenstein 100,000, William H. ”Mo” Marumoto 100,000

(2)
Based on total outstanding shares of 25,077,184 as of December 31, 2007.  The persons named herein have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

ITEM 13  Certain Relationships and Related Transactions

On March 21, 2006, a promissory note was issued to F. Lynn Blystone and Patricia L. Blystone in the amount of $150,000.  Mr. Blystone is the Chairman, President and Chief Executive Officer of Tri-Valley Corporation.  The note is to be paid on an interest only basis of 1.0% per month and to be paid in full on or before April 21, 2007.  The note was secured by a six percent (6%) overriding royalty interest in the Temblor Valley production. The purpose was to provide interim funding for increased bonding requirements with the California Division of Oil, Gas and Geothermal Resources resulting from the acquisition of more wells by the Company.  The note was paid in full in April 2007.

ITEM 14  Principal Accountant Fees and Services

YEAR	AUDIT SERVICES	TAX SERVICES	AUDIT RELATED
2007	$ 132,592	$60,390	$54,202
2006	$ 85,417	$43,925	$28,177

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

ITEM 15  Exhibits and Financial Statement Schedules

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A of the Company’s 2000 Proxy Statement and Definitive Schedule 14A, filed with the SEC on July 26, 2000.
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company's Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007.
4.1	Rights Agreement, incorporated by reference to Exhibit 99.1 of the Company’s Form 10-KSB for the year ended December 31, 1999, filed with the SEC on March 24, 2000.
10.1
Employment Agreement with F. Lynn Blystone, incorporated by reference to Exhibit 10.1 of the Company's Form 10-KSB/A, Amendment No. 3 to Form 10-KSB for the year ended December 31, 2000, filed with the SEC on December 14, 2001.

10.2
Tri-Valley Corporation 2005 Stock Option Plan, as amended, incorporated by reference to Exhibit A of the Company’s 2007 Proxy Statement and Definitive Schedule 14A, filed with the SEC on August 2, 2007.

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

March 14, 2008	By: F. Lynn Blystone
F. Lynn Blystone
President, Chief Executive Officer and
Director

March 14, 2008	By: /s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:

March 14, 2008	By: /s/ Paul W. Bateman
Paul W. Bateman, Director

March 14, 2008	By: /s/ Edward M. Gabriel
Edward M. Gabriel, Director

March 14, 2008	By: /s/ G. Thomas Gamble
G. Thomas Gamble, Director

March 14, 2008	By: /s/ Henry Lowenstein
Henry Lowenstein, Ph.D,Director

March 14, 2008	By: /s/ William H. Marumoto
William H. “Mo” Marumoto, Director

March 14, 2008	By: /s/ Loren J. Miller
Loren J. Miller, Director