Form 10-Q
period 2008-03-31
TRI VALLEY CORP
filed 2008-05-12
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008	Commission File No. 001-31852

Tri-Valley Corporation

(Exact name of registrant as specified in its charter)

Delaware	84-0617433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

The number of shares of Registrant's common stock outstanding at April 30, 2008, was 26,404,109.

TRI-VALLEY CORPORATION

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Current assets
Cash	$ 1,624,107	$ 3,955,610
Cash restricted to OPUS I use	6,288,198	3,712,083
Accounts receivable, trade	623,664	313,521
Prepaid expenses	12,029	12,029

Total current assets	8,547,998	7,993,243

Property and equipment, net
Proved properties	2,146,790	2,143,907
Unproved properties	3,794,756	2,414,843
Rigs	6,386,297	6,731,758
Other property and equipment	5,048,696	4,942,145

Total property and equipment, net	17,376,539	16,232,653

Other assets
Deposits	159,833	338,772
Invest in marketable securities (Note 4)	411,000	440,000
Investments in partnerships	17,400	17,400
Goodwill	212,414	212,414
Other	20,413	20,413

Total other assets	821,060	1,028,999

Total assets	$ 26,745,597	$ 25,254,895

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Current liabilities
Notes payable	$ 409,468	$ 402,003
Accounts payable and accrued expenses	8,280,569	5,699,153
Deferred revenue	645,532	242,163
Amounts payable to joint venture participants	236,724	281,419
Advances from joint venture participants, net	1,217,569	3,671,927

Total current liabilities	10,789,862	10,296,665

Non-Current Liabilities
Asset retirement obligation	254,395	240,394
Long-term portion of notes payable	2,278,501	2,355,707

Total non-current liabilities	2,532,896	2,596,101

Total liabilities	13,322,758	12,892,766

Minority interest	(53,025)	249,945

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 25,991,189 and 25,077,184 issued and
outstanding at March 31, 2008, and December 31,
2007, respectively	25,991	25,077
Less: common stock in treasury, at cost,
100,025 shares	(13,370)	(13,370)
Capital in excess of par value	40,382,400	37,090,714
Additional paid in capital – warrants	782,729	782,729
Additional paid in capital - stock options	2,008,605	1,800,642
Accumulated deficit	(29,694,436)	(27,586,553)
Accumulated other comprehensive income (Note 4)	(16,055)	12,945

Total stockholders' equity	13,475,864	12,112,184

Total liabilities, minority interest and stockholder's equity	$ 26,745,597	$ 25,254,895

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months
	Ended March 31
	2008	2007
Revenues
Sale of oil and gas	$ 382,424	$ 164,186
Gain on sale of asset (see Note 8)	581,250	-
Rig income	555,306	1,250,503
Other income	152,816	101,611
Interest income	7,050	94,067

Total Revenues	1,678,847	1,610,367

Costs and expenses
Oil and gas lease expense	57,563	88,395
Mining exploration expenses	3,900	63,456
Drilling and development	-	232,496
Rig operations	415,322	444,558
Depletion, depreciation and amortization	357,184	253,123
Interest	67,776	76,896
Impairment loss	-	246,862
General and administrative	2,888,755	2,460,610

Total costs and expenses	3,790,500	3,866,396

Loss from operations, before income taxes	(2,111,653)	(2,256,029)
Tax provision	-	-

Loss before minority interest	(2,111,653)	(2,256,029)

Minority interest	(3,770)	145,990

Net Loss Basic net loss per share:	(2,107,883)	(2,402,019)
Loss from operations	$ (.08)	$ (.09)
Basic loss per common share	$ (.08)	$ (.09)

Weighted average number of shares outstanding	25,166,302	24,537,251

Potentially dilutive shares outstanding	28,504,357	27,608,334

No dilution is reported since net income is a loss per SFAS 128

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months
	Ended March 31,
	2008	2007
Cash Flows from Operating Activities
Net loss	$ (2,107,883)	$ (2,402,019)

Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	357,184	253,123
Impairment, dry hole and other disposals of property	-	252,862
Minority interest Stock options	(3,770) 207,963	145,990 138,149
(Gain) Loss on sale of property	581,250	-
Warrants	-	458,846
Changes in operating capital:
(Increase) decrease in prepaids	-	(219,665)
(Increase) decrease in deposits and other assets	178,939	-
(Increase) decrease in accounts receivable	(310,143)	(430,785)
Increase (decrease) in accounts payable, deferred revenue and accrued expenses	2,984,786	550,590
Advances from Great Valley Drilling, LLC-increase (decrease)	-	-
Increase (decrease) accounts payable to joint venture
participants and related parties	(44,695)	(165,631)
Increase (decrease) in advances from joint venture participants	(2,454,358)	1,468,144

Net cash provided by (used) by operating activities	(610,727)	49,604

Cash Flows from Investing Activities:

Proceeds from sale of property	1,687,500	-
Buy back of minority interest in GVPS	(299,200)	-
Capital expenditures	(3,755,819)	(1,086,894)

Net Cash Provided (Used) by Investing Activities	(2,367,519)	(1,086,894)

Cash Flows from Financing Activities
Proceeds from long-term debt	-	-
Principal payments on long-term debt	(69,742)	(45,329)
Net proceeds from additional paid in capital – stock options	293,514	138,149
Net proceeds from additional paid in capital – warrants	-	458,846
Net proceeds from minority interest holders – Great Valley Drilling/Great Valley Production	-	(395,120)
Net proceeds from issuance of common stock	2,999,086	4,958,689

Net Cash Provided (Used) by Financing Activities	$ 3,222,858	$ 5,115,235

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Three Months
Ended March 31
2008	2007

Net Increase in Cash and Cash Equivalents	244,612	4,077,945
Cash and Cash Equivalents at Beginning of Period	7,667,693	15,598,215

Cash and Cash Equivalents at End of Period	$ 7,912,305	$ 19,676,160

	For the Three Months
	Ended March 31,
	2008	2007
Supplemental Information:
Cash paid for interest	$ 67,667	$ 76,896
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

March 31, 2008 and 2007

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Tri-Valley Corporation (“TVC” or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and metal and mineral properties and interests therein.

The Company identifies reportable segments by product. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. The Company also includes interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss. The results of these four segments are presented in Note 7 to the Consolidated Financial Statements.

The Company’s four industry segments are:

-

Oil and gas operations include our share of revenues from oil and gas wells on which Tri-Valley Oil and Gas Company serves as operator, royalty income and production revenue from other partnerships in which we have operating or non-operating interests. It also includes revenues for consulting services for oil and gas related activities and revenue from refurbishing and rebuilding equipment for outside parties.

-

Rig operations began in 2006, when the Company acquired drilling rigs and began operating them through subsidiaries Great Valley Production Services, LLC, and Great Valley Drilling Company, LLC. Rig operations include income from rental of oil field equipment.

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

•

Great Valley Production Services, LLC, (“GVPS”) was formed in 2006 to operate oil production services, well work over and drilling rigs, primarily for TVOG. Tri-Valley currently owns 97% of GVPS, and the remainder is owned by outside investors.

•

Great Valley Drilling Company, LLC (“GVDC”) was formed in 2006 to operate oil drilling rigs, primarily in Nevada where Tri-Valley has 17,000 acres of prospective oil leases. However, because rig availability is scarce in Nevada, GVDC has an opportunity to do contract drilling for third parties in both petroleum and geothermal projects. For the time being GVDC, whose operation began in the first quarter of 2007, expects its primary activity will be contract drilling for third parties. GVDC is 100% owned by TVC.

•	Tri-Valley Power Corporation is inactive at the present time.

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles in the United States of America; and, therefore, should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 14, 2008, for the year ended December 31, 2007.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TVOG, Select, GVDC, Tri-Valley Power Corporation, since their inception. GVPS, where the Company has retained a 97% ownership interest, is also included in the consolidation. Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined. This includes Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships. All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation.

NOTE 2 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

NOTE 3 – SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We adopted this Interpretation in the first quarter of 2007 with no effect to the Company and the adoption has not had a material impact on our financial position or results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning subsequent to

NOTE 3 - Recently Issued Accounting Pronouncements (Continued)

November 15, 2007. We adopted this Statement in the first quarter of 2008, and we do not expect the adoption to have a material impact on our financial position or results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company adopted this statement effective beginning January 1, 2008, and we do not expect the adoption to have a material impact on our financial position or results of operations.

NOTE 4 – INVESTMENT

In the second quarter of 2007, the Company received 150,000 stock options for Duluth Metals common stock for providing executive and geological services for Duluth Metals. The stock options are exercisable at $0.30 Canadian. During the fourth quarter of 2007, the options were exercised and converted into stock at a cost of $47,055. The market value of the stock on March 31, 2008, was $2.68 Canadian. The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s securities consist of stock which has been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) will be reported as a component of shareholder equity. At March 31, 2008, the cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of the Company's holdings are as follows:

March 31, 2008

Net cost of equities	$ 427,055
Unrealized Losses	(16,055)
Fair Market Value	$ 411,000

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in other comprehensive income of the equity section. At March 31, 2008, the company's marketable securities had a fair market value of $411,000. The unrealized loss of $29,000 for the first quarter of 2008 is reported as other comprehensive income bringing the net unrealized loss inception to date to $16,055.

This investment was translated into U.S. Dollars in accordance with SFAS No. 52,“Foreign Currency Translation.” The investment was translated at the rate of exchange on the balance sheet date.

NOTE 5 - CHANGES IN SECURITIES

Common Stock

During the first quarter of 2008, the Company issued 914,005 shares of common stock. An employee exercised employee stock options issued in previous years to purchase 5,000 shares of common stock totaling $2,500. An employee exercised stock options in a cashless exercise for 1,382 shares of common stock. A former director exercised his stock options in a cashless exercise and was issued 185,677 shares of common stock. The Company’s directors each received 2,000 shares for services for a total of 14,000 shares. The remaining 707,946 shares were issued in private placements at prices of $5.00 to $7.40 per share, for a total consideration of $ 3,652,000. Total stock issuance cost for the first quarter was $395,400.

NOTE 6 – STOCK BASED COMPENSATION EXPENSE

Stock Based Compensation

Compensation expense charged against income for stock based awards in the first quarter of 2008 and 2007 was $207,963 and $231,949, pre-tax, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations.

For further information regarding stock based compensation, please refer to Note 5 of the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2007.

NOTE 7 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company reports operating segments according to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

The Company identifies four principal industry segments by products and services, which are described in Note 1 – Description of Business and Basis of Presentation – Description of Business. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss.

The following table sets forth our revenues by segment for the first quarter 2008 and the first quarter 2007:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Sales and Other Revenues
Oil & Gas	$ 1,022,587	$ 292,447
Rigs	655,919	1,313,099
Minerals	341	4,821

Consolidated Sales and Other Revenues	$ 1,678,847	$ 1,610,367

NOTE 7- FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (continued)

The following table sets forth our costs and expenses by segment:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Total costs and expenses
Oil & Gas	$ 2,845,162	$ 2,289,490
Drilling & Development	-	232,496
Rigs	807,981	1,009,690
Minerals	137,357	334,720

Consolidated costs and expenses	$ 3,790,500	$ 3,866,396

The following table summarizes our total income (loss) by segment:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Net Income (Loss)
Oil & Gas	$ (1,822,575)	$ (1,997,043)
Drilling & Development	-	(232,496)
Rigs	(152,062)	303,409
Minerals	(137,016)	(329,899)

Consolidated Net Income (Loss)	$ (2,111,653)	$ (2,256,029)

The following table summarizes our total assets:

	March 31, 2008	December 31, 2007
Total Assets
Oil & Gas	$ 19,983,568	$ 18,190,809
Rigs	4,516,214	4,702,623
Minerals	2,245,815	2,361,464

Consolidated Total Assets	$ 26,745,597	$ 25,254,896

NOTE 8 – RELATED PARTY TRANSACTIONS

During the first quarter TVOG rebuilt two steam generators and sold a 75% interest to the Opus I partnership at a fair market value of $1,687,500. These steam generators are being operated by Tri-Valley Corporation on Opus I/TVOG properties. The gain recognized on the sale was $581,250.

NOTE 9 – SUBSEQUENT EVENTS

On May 8, 2008 the gross daily production of oil and gas from the Company’s 39 active wells reached 1,015 barrels of oil equivalent two months earlier than projected by our Operation Catapult. The Company still has seven wells in the process of being steamed, reworked or re-entered, some or all of which may be producible during the second quarter.

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

Results of Operations

For the quarter ended March 31, 2008, revenue was $1.7 million, compared to $1.6 million in the first quarter of 2007, an increase of $0.1 million. We had an operating loss of about $2.1 million in the first quarter of 2008, compared to a loss of $2.3 million in the first quarter of 2007.

Revenues

The Company identifies reportable segments by products and services. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. The Company also allocates interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss. The following table sets forth our revenues by segment for the first fiscal quarter of 2008 and 2007, in thousands.

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
	$	%	$	%
Oil and gas	1,023	75	292	18%
Rig operations	656	25	1,313	82%
Minerals	-	-	5	-

Total revenues	$1,679	100%	$1,610	100%

Oil and Gas

Oil and gas revenues in the first quarter of 2008 included approximately $382,000 from the sale of oil and gas, compared to $164,000 in the first quarter of 2007. The increase resulted from increased production and an increase in the price of oil. Other oil and gas revenues in 2008 consisted of $581,000 from the gain on sale of two steam generators compared to nothing in 2007 and other income of $152,000 and interest income of $7,000.

The oil and gas activities during the first quarter of 2008 represented a significant ramp-up of operations and involved the drilling of six wells for the TVOG Opus I Drilling Program LP, progressive cyclic steaming, further surface infrastructure improvements, remedial work and additional perforated zones on existing wells, testing and initial production initiation on a new gas well, production enhancement work via a conversion of a key gas well to plunger lift technology, and continued progression of the existing asset exploitation programs. An initial phase of “Operation Catapult” inaugurated a large increase in operational activity, which is geared to accelerate production and operating cash flow during this calendar year. Full-field development economics have been evaluated for Pleasant Valley, Moffat Ranch, and our Belridge assets and indicate robust economic yardsticks and shareholder return potential. The 2008 revenue plan has been developed commensurate with current activity and fully supports our accelerated forecast, and actual field results are exceeding plan both in production volume and schedule.

Pleasant Valley Field, Ventura County, CA: Subsequent to the late 2007 initial drilling and steaming of the first horizontal well in the field on the Hunsucker Lease, PV-1, and the deep Sespe test well, PV-2, five additional horizontal wells were drilled and completed and a sixth well spudded in support of the planned eight well Pleasant Valley Phase I drilling campaign with highly successful drilling and reservoir evaluation results. Recent drill bit exploitation has further confirmed our economic forecast. As such, first quarter drilling activity should result in over 1000 bopd productive capacity by mid-year. Capacity is defined by enough well bores that could potentially yield 1000 bopd after steaming although there is no guarantee at this time that such a rate would be realized. Cyclic steaming continued via our 16 mmbtu/hour and 12.5 mmbtu/hour refurbished steam generators with initial steam injection on PV-4 and a second steam cycle on PV-1 with very favorable production and steam injection results. As expected, the second steam cycle on PV-1 resulted in increased production rates and unassisted flow duration. In support of the full development of the Hunsucker Lease, numerous surface facility and infrastructure enhancements occurred to support our paradigm shift from testing/evaluation to long term full field development. To minimize lifting costs and enhance shareholder returns into the future, a more cost-effective diluent source has been contracted. Moreover, work has been on-going in support of a dedicated natural gas fuel line to the field to further reduce initial higher lifting costs of using propane. After the December 2007 milestone of first production and sales from this field, oil sales continued in the first quarter. As of this time all of the above wells are on confidential status with the California Division of Oil, Gas and Geothermal Resources as to public disclosure of production rates and volumes.

Moffat Ranch, Madera County, CA: Subsequent to the late 2007 drilling and completion of our first new drill well, 48X-7, a deeper gas zone was perforated and flow tested unsuccessfully. Next, perforations were added in an uphole gas zone and the well was tested to assess key gas zonal parameters and deliverability. After highly successful testing results, facilities were installed and commissioned and initial gas sales commenced in mid-March, 2008. Even though it is significantly choked back, this well has produced pipeline quality gas at or near 1 million cubic feet per day excepting a short time interval when remedial cementing work was performed to shutoff water flowing from a lower zone through an annular cement channel. The well was quickly returned to previous production levels via state-of-the-art coiled tubing cement squeeze technology. Wellwork to restore two idle, existing wells to production service were also initiated. Well testing and production response fully supports robust economic returns from our Moffat Ranch development.

Rio Vista, Hanson Lease, Solano County, CA: Following the late 2007 successful well bore cleanout and installation of an inner liner to mitigate sand production on our top Rio Vista gas producer, Hanson #2, the well was successfully converted from gas lift to plunger lift technology. The work resulted in more than doubling 2007 average production rates from the Hanson lease. This successful wellwork and technology also provided additional fuel gas, which improved compression efficiency and in turn enhanced production rates on Hanson #3. Other Rio Vista area proved developed producing gas production continued at customary levels. This long term, sustained production from our Rio Vista gas fields should continue to be highly profitable especially due to the recent higher gas prices.

Edison Field, Shields & Arms Lease, Kern County, CA: Wellwork was performed on existing producers and the single injection well which has resulted in a more than two-fold increase in daily production from this lease during the first quarter. Plans to enhance production from our other Edison Field leases will follow.

Belridge Field, Kern County, CA: The waterflood pilot project continued in the first quarter with all injection diverted to a single injector, No. 92i, to accelerate waterflood response. A radioactive tracer was also injected in this well and offset producers were sampled routinely. A second Diatomite zone cyclic steaming cycle was performed on the D-352 well with our third refurbished steam generator and the well has been recently placed on a third steam cycle to accelerate reservoir heating to mobilize oil saturation. Pending favorable response, another Diatomite well will be cyclic steamed. While evaluating these two key Diatomite wells, uphole Etchegoin perforations were identified and added in the D-188 well with initial production rate in excess of 45bopd with zero water. This served to double Belridge field production levels. Due to this favorable response, other offset wells in the field will have Etchegoin perforations added in the near term in an attempt to further boost production levels. Continued, daily surveillance of the waterflood pilot is ongoing to evaluate waterflood expansion potential.

Rig Operations

Revenues from rig operations totaled $0.7 million in the first quarter of 2008, including $0.6 million from drilling and completion operations and approximately $0.1 million from other income, which was a reduction from $1.3 million revenue from rig operations in the first quarter of 2007. GVPS had no revenues during the first quarter of 2008 as they had their equipment in for API certification. This involves rigorous examination and testing by a licensed party to certify the equipment meets certain standards.

We established GVPS because of an acute shortage of contractor supplied production services in California. GVPS enabled TVOG to begin well workovers and drilling new wells at least a year sooner than rig availability as forecast by the production services contractor community. However, during the time GVPS has had its equipment in for API certification so it could also be used to service third parties as well as TVOG, contractor service has improved markedly. This has led GVPS to consider alliances with various production service firms to scale up rig availability for an increasing number of TVOG active and idle wells. GVPS expects to begin to return its drilling rigs to field service in the second quarter either on TVOG wells or for other operators.

GVDC drilled one geothermal well in Nevada for another operator during the first quarter and has a contract to drill a petroleum well in the second quarter also in Nevada. More than 120 petroleum and geothermal wells have been staked or permitted for future drilling in Nevada. We believe that GVDC’s experience in Nevada provides a profitable opportunity for it in 2008 and beyond.

Minerals Activities

Revenues from minerals activities in the third quarter of 2008 were nothing compared to $5,000 in 2007.

Mineral programs for the first quarter (while including the continued work from the previous quarter, i.e. generally assessing and compiling geologic information collected in previous work programs associated with the Calder, Richardson, and Shorty Creek properties in Alaska), consisted largely of pursuing candidates and consultants.  Select considered several consultants and is now in contract negotiations with one consultant to assist in 1) the development of the Admiral Calder mine in general, and 2) a business assessment for its products.  Select continues to pursue returning the Admiral Calder mine to a profitable undertaking, has added uranium as a new commodity of interest, and has reduced efforts directed towards acquiring new base metals and industrial minerals properties.

Precious Metals

Select continues to solicit mining interests for the larger scale exploration on both the Richardson and Shorty Creek properties, as well as identifying a field site manager for both properties.   Select has, and continues to, interview candidates for these positions.

Base Metals

Base Metals operations continue to be on hold at this time.

Uranium

Select Resources has begun soliciting and reviewing uranium opportunities in a very targeted and selective manner.  Select is adhering rigorously to strict high-end criteria for these properties.

Industrial Minerals

During the winter months of the first quarter, Select continued low-cost monitoring and security at the Admiral Calder calcium carbonate mine in Alaska.  Select is further evaluating the site’s potential to produce new product types that can competitively participate in new (first-time) market categories.  Select continues to pursue calcium carbonate mining and processing companies as potential partners to fund larger scale development and operations on the Admiral Calder mine, or acquire the property altogether.  Putting the mine into a profitable status remains a Select priority.  In parallel with the above, Select is reviewing candidates for a long-term position to head up the development of this property.

Select continues to maintain a number of industrial mineral projects in six western states in a hold status, pending further review.  Commodities in these projects include barite, sand & gravel, aggregate, limestone, dolomite, calcium carbonate, cinder, and other industrial mineral commodities.

Costs and Expenses

The following table sets forth our operating income (loss) by segment in the first quarter of 2008 and 2007, in thousands.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Total costs and expenses
Oil & Gas	$ 2,845	$ 2,289
Rigs	808	1,010
Minerals	137	335
Drilling and Development	-	232

Consolidated costs and expenses	$ 3,790	$ 3,866

Costs and expenses were approximately $3.8 million in the first quarter of 2008 compared with $3.9 million the first quarter of 2007, a decrease of approximately 5% over the same period. The oil and gas expense increased from $2.5 million in the first quarter of 2007 to $2.8 million in the same period of 2008, as we incurred new expenses to operate the wells we acquired. Rig operations expense decreased from $1.0 million in the first quarter of 2007 to $0.8 million in the first quarter of 2008, due to a decreased activity level of our rig operations. We spent $137,000 on mining exploration in the first quarter of 2008, which was approximately $200,000 dollars less than the same period in 2007. The 2008 expenses were lower mainly because of a decreased activity in our minerals operations.

In the first quarter of 2008 we did not recognize any impairment loss. In the first quarter of 2007, we recognized impairment losses of $247,000, primarily on the write-off of our ONYX Ranch prospect.

General and administrative costs increased from $2.5 million in the first quarter in 2007 to $2.9 million in the first quarter of 2008, due primarily to the increased activity level in our oil and gas segment.

Capital Resources and Liquidity

In 2002 through the first quarter of 2008, our drilling activities have been largely funded by selling interests in our OPUS I drilling partnership. We do not borrow in order to fund drilling activities. Our continued drilling activity relies on our ability to raise money for projects through drilling partnerships or other joint ventures.

Current assets were about $8.5 million at March 31, 2008, up from $8.0 million at year end 2007. Cash on hand was increased from $7.7 million at year end 2007 compared to $7.9 million at March 31, 2007. The increase in cash was due to private placements of stock and investment by Opus I partners.

Current liabilities increased to about $10.8 million at March 31, 2008, compared to $10.3 million at year end 2007, due primarily to an increase of $2.6 million in accounts payable which was caused by our recent increase in drilling activity and a decrease of about $2.5 million in advances from joint venture participants and an increase of $0.4 million in deferred revenue caused mainly by the sale of a steam generator that will not be completed until the second quarter.

Operating Activities

We had a negative cash flow of $611,000 for the three months ended March 31, 2008 compared to a positive cash flow of $50,000 for the same period in 2007, the cash flow in the current period is due mainly to our loss from operations being offset by our increase in accounts payable and deferred revenue and a decrease in advances from joint venture participants. Our loss from operations was approximately $2.1 million for the three months ended March 31, 2008 compared to a $2.4 million loss for the same period in 2007.

The largest component of cash flow in the first quarter of 2008 was an increase in accounts payable and deferred revenue. Accounts payable increased by about $2.4 million and deferred revenue increase by about $0.4 million. Accounts payable increase due the recent increase in drilling activity and deferred revenue increase due to revenue for a steam generator that will not be completed until the second quarter.

Investing Activities

Cash used in investing activities was $2.4 million for the first quarter of 2008 compared to $1.1 million for the first three months of 2007. $3.8 million was used towards capital expenditures, primarily the drilling of wells. We also received $1.7 million for the sale of two steam generators. We used $0.3 million to buy back membership units in GVPS.

Financing Activities

Net cash provided by financing activities was $3.2 million for the first quarter. We received $3.0 million from sales of restricted shares of common stock in privately negotiated transactions including the exercise of stock options by employees. We used $70,000 to pay down principal on long-term debt. We have not planned any private placement of equity securities for the remainder of 2007, but we may continue to receive funds from privately negotiated transactions. We do not have a targeted or budgeted amount of equity financing activities.

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

During the remainder of 2008, we expect to expend approximately $20 million on drilling activities. Funds for the majority of these activities will be provided by sales of partnership interests in the Opus-I drilling partnership, which will still be raising funds for development purposes. Tri-Valley’s portion is expected to be approximately $5 million. We are evaluating and finalizing results of recently drilled Pleasant Valley and Moffat Ranch in order to design the optimum development plan for the property. We expect to drill additional wells there in 2008. Our ability to complete our planned drilling activities in 2008 depends on some factors beyond our control, such as availability of equipment and personnel. Our actual capital commitments for fiscal year 2008 are less than $4 million, but to expend $20 million we will require additional capital from the OPUS partnership or other outside parties.

In 2008, we expect expenditures of approximately $ 0.7 million on mining activities, including mining lease and exploration expenses.

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

As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of March 31, 2008, our management, including the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the first quarter of 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities

During the first quarter of 2008, the Company issued 707,946 shares of restricted common stock to private investors at prices of $5.00 to $7.40 per share for a total consideration of $3,652,000. The Company also issued 14,000 shares of restricted common stock to directors for services.

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

TRI-VALLEY CORPORATION

May 12, 2008	/s/F. Lynn Blystone

F. Lynn Blystone

Chairman, President and CEO

May 12, 2008	/s/ Arthur M. Evans

Arthur M. Evans

Chief Financial Officer