Form 10-Q
period 2008-06-30
TRI VALLEY CORP
filed 2008-08-11
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008	Commission File No. 001-31852

Tri-Valley Corporation

(Exact name of registrant as specified in its charter)

Delaware	84-0617433
(State or other jurisdiction of	(I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

The number of shares of Registrant's common stock outstanding at July 11, 2008, was 27,012,589.

TRI-VALLEY CORPORATION

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Current assets
Cash	$ 2,590,505	$ 3,955,610
Cash restricted to OPUS I use	5,235,550	3,712,083
Accounts receivable, trade	4,096,669	313,521
Advances from joint venture participants, net	1,139,390	-
Prepaid expenses	12,029	12,029

Total current assets	13,074,143	7,993,243

Property and equipment, net
Proved properties	2,127,298	2,143,907
Unproved properties	4,443,369	2,414,843
Rigs	5,368,185	6,731,758
Other property and equipment	5,252,880	4,942,145

Total property and equipment, net	17,191,732	16,232,653

Other assets
Deposits	159,833	338,772
Invest in marketable securities (Note 4)	302,500	440,000
Investments in partnerships	17,400	17,400
Goodwill	212,414	212,414
Other	20,413	20,413

Total other assets	712,560	1,028,999

Total assets	$ 30,978,435	$ 25,254,895

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Current liabilities
Notes payable	$ 419,302	$ 402,003
Accounts payable and accrued expenses	10,989,719	5,699,153
Deferred revenue	828,524	242,163
Amounts payable to joint venture participants	3,001,152	281,419
Advances from joint venture participants, net	-	3,671,927

Total current liabilities	15,238,697	10,296,665

Non-Current Liabilities
Asset retirement obligation	268,395	240,394
Long-term portion of notes payable	2,228,203	2,355,707

Total non-current liabilities	2,496,598	2,596,101

Total liabilities	17,735,295	12,892,766

Minority interest	-	249,945

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 26,941,764 and 25,077,184 issued and
outstanding at June 30, 2008, and December 31,
2007, respectively	26,942	25,077
Less: common stock in treasury, at cost,
100,025 shares	(13,370)	(13,370)
Capital in excess of par value	43,504,264	37,090,714
Additional paid in capital – warrants	782,729	782,729
Additional paid in capital - stock options	2,194,709	1,800,642
Accumulated deficit	(33,207,578)	(27,586,553)
Accumulated other comprehensive income	(44,556)	12,945

Total stockholders' equity	13,243,140	12,112,184

Total liabilities, minority interest and stockholder's equity	$ 30,978,435	$ 25,254,895

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Sale of oil and gas	$ 1,245,950	$ 168,015	$ 1,628,374	$ 332,201
Gain on sale of asset (Note 8)	79,972	-	661,222	-
Rig income	567,078	560,366	1,122,384	1,810,869
Other income	347,461	571,329	500,277	672,940
Interest income	21,728	106,240	28,778	200,307
Total Revenues	2,262,189	1,405,950	3,941,035	3,016,317

Costs and expenses
Oil and gas lease expense	319,469	116,098	377,032	204,493
Mining exploration expenses	126,471	45,662	130,371	113,152
Drilling and development	-	625,593	-	858,089
Rig operations	464,259	335,450	879,581	780,008
Depletion, depreciation and amortization	357,186	233,194	714,370	486,317
Interest	86,426	71,770	154,202	148,666
Impairment loss (Note 9)	870,948	-	870,948	246,862
General and administrative	3,378,098	2,767,609	6,266,853	5,228,219

Total costs and expenses	5,602,857	4,195,376	9,393,357	8,065,806

Loss before minority interest	(3,340,668)	(2,789,426)	(5,452,322)	(5,049,489)

Minority interest	-	-	(3,769)	-

Net Loss	(3,340,668)	(2,789,426)	(5,448,553)	(5,049,489)
Basic net loss per share: Loss from operations	$ (.12)	$ (.11)	$ (.21)	$ (.20)
Basic loss per common share	$ (.12)	$ (.11)	$ (.21)	$ (.20)

Weighted average number of shares outstanding	26,731,656	24,627,121	26,521,549	24,278,448

Potentially dilutive shares outstanding	29,459,573	28,032,887	29,510,391	27,555,100

No dilution is reported since net income is a loss per SFAS 128

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net loss	$ (5,448,553)	$ (5,049,489)

Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	714,370	486,317
Impairment, dry hole and other disposals of property	-	258,862
Loss on Impairment of Fixed Assets	870,948	-
Minority interest	(3,769)	-
Stock options	394,067	653,210
Gain on sale of property	(661,222)	-
Warrants	-	316,852
Changes in operating capital:
Increase in prepaids	-	(368,881)
Decrease in deposits and other assets	178,939	150,000
Increase in accounts receivable	(3,783,148)	(69,261)
Increase (decrease) in accounts payable, deferred revenue and accrued expenses	5,834,272	(939,490)
Increase (decrease) accounts payable to joint venture
participants and related parties	2,719,733	(142,206)
Increase (decrease) in advances from joint venture participants	(4,811,317)	3,161,076

Net Cash Used by Operating Activities	(3,995,680)	(1,543,010)

Cash Flows from Investing Activities:

Proceeds from sale of property	2,587,500	-
Proceeds from the sale of marketable securities	79,999	-
Investment in marketable securities	-	(380,000)
Buy back of minority interest in GVPS	(418,648)	(1,494,000)
Capital expenditures	(4,442,674)	(2,515,667)

Net Cash Used by Investing Activities	(2,193,823)	(4,389,667)

Cash Flows from Financing Activities
Principal payments on long-term debt	(67,550)	(3,847)
Net proceeds from additional paid in capital – stock options	293,514	496,547
Net proceeds from additional paid in capital – warrants	-	658,400
Net proceeds from minority interest holders – Great Valley Drilling/Great Valley Production	-	(400,551)
Stock issuance costs	(939,885)	(787,900)
Net proceeds from issuance of common stock	7,061,786	5,934,956
Net Cash Used by Financing Activities	$ 6,347,865	$ 5,897,605

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the Six Months
Ended June 30,
2008	2007

Net Increase in Cash and Cash Equivalents	158,362	(35,072)
Cash and Cash Equivalents at Beginning of Period	7,667,693	15,598,215

Cash and Cash Equivalents at End of Period	$ 7,826,055	$ 15,563,143

	For the Six Months
	Ended June 30,
	2008	2007
Supplemental Information:
Cash paid for interest	$ 154,202	$ 148,667

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

June 30, 2008 and 2007

(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Tri-Valley Corporation (“TVC” or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and metal and mineral properties and interests therein.

The Company identifies reportable segments by product. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. The Company also includes interest revenue, DD&A, and other operating expenses in its measure of segment profit or loss. The results of these four segments are presented in Note 7 to the Consolidated Financial Statements.

The Company’s four industry segments are:

-

Oil and gas operations include our share of revenues from oil and gas wells on which Tri-Valley Oil and Gas Company serves as operator, royalty income and production revenue from other partnerships in which we have operating or non-operating interests. It also includes revenues for consulting services for oil and gas related activities.

-

Rig operations began in 2006, when the Company acquired drilling rigs and began operating them through subsidiaries Great Valley Production Services, LLC, and Great Valley Drilling Company, LLC. Rig operations include income from rental of oil field equipment and income received from refurbishing and selling oilfield equipment.

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

•

Great Valley Production Services, LLC, (“GVPS”) was formed in 2006 to operate oil production services, well work over and drilling rigs, primarily for TVOG. Tri-Valley currently owns 100% of GVPS. In July of 2008, the drilling rigs were sold so that going forward the primary operations of GVPS will be to refurbish oilfield equipment for use in the Company’s operations and for sale to outside third parties.

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

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six-month period ended June 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TVOG, Select, GVDC, GVPS, Tri-Valley Power Corporation, since their inception. Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined. This includes Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships. All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation.

NOTE 2 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

NOTE 3 – SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109” (“FIN 48”). This Interpretation provides a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. We adopted this Interpretation in 2007 with no effect to the Company and the adoption has not had a material impact on our financial position or results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair

NOTE 3 - Recently Issued Accounting Pronouncements (Continued)

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

Noncontrolling Interest in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No.  51”. SFAS No. 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 requires that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosures regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial position or results of operations.

The Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The new standard becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. SFAS No. 162 is not expected to have a material impact on our consolidated financial position or results of operations.

NOTE 4 – INVESTMENT

In the second quarter of 2007, the Company received 150,000 stock options for Duluth Metals common stock for providing executive and geological services for Duluth Metals. The stock options are exercisable at $0.30 Canadian. During the fourth quarter of 2007, the options were exercised and converted into stock at a cost of $47,055. During the second quarter, 30,000 shares of stock were sold at an average price of $2.82 Canadian. The market value of the stock on June 30, 2008, was $2.53 Canadian. The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The

Company’s securities consist of stock which has been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) will be reported as a component of shareholder equity. At June 30, 2008, the cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of the Company's holdings are as follows:

June 30, 2008

Net cost of equities	$ 341,644
Unrealized Losses	(39,144)
Fair Market Value	$ 302,500

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in other comprehensive income of the equity section. At June 30, 2008, the company's marketable securities had a fair market value of $302,500. The unrealized loss of $28,500 for the second quarter of 2008 is reported as other comprehensive income bringing the net unrealized loss inception to date to $39,144.

This investment was translated into U.S. Dollars in accordance with SFAS No. 52,“Foreign Currency Translation.” The investment was translated at the rate of exchange on the balance sheet date.

NOTE 5 - CHANGES IN SECURITIES

Common Stock

During the second quarter of 2008, the Company issued 950,575 shares of common stock. An employee exercised employee stock options issued in previous years to purchase 10,500 shares of common stock totaling $5,250. A former officer exercised his stock options in a cashless exercise and was issued 412,920 shares of common stock. The remaining 527,155 shares were issued in private placements at prices of $5.00 to $8.00 per share, for a total consideration of $ 2,981,002. Total stock issuance cost for the second quarter was $544,485.

NOTE 6 – STOCK BASED COMPENSATION EXPENSE

Stock Based Compensation

Compensation expense charged against income for stock based awards in the second quarter of 2008 and 2007 was $186,104 and $401,411, pre-tax, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations.

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

The following table sets forth our revenues by segment for the six months ended June 30, 2008 and the six months ended June 30, 2007, in thousands:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Sales and Other Revenues
Oil & Gas	$ 1,508	$ 302	$ 2,531	$ 594
Rigs & refurbishing operations	611	631	1,267	1,944
Minerals	143	473	143	478

Consolidated Sales and Other Revenues	$ 2,262	$ 1,406	$ 3,941	$ 3,016

NOTE 7- FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (continued)

The following table sets forth our operating income (loss) by segment, in thousands:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating income (loss)
Oil & Gas	$ (1,508)	$ (2,343)	$ (3,064)	$ (3,825)
Rigs & refurbishing operations	(1,528)	(512)	(1,680)	(323)
Minerals	(31)	179	(168)	(151)
Non-segmented	(273)	(113)	(540)	(750)
Total income	(3,340)	(2,789)	(5,452)	(5,049)

The following table summarizes our total assets, in thousands:

	June 30, 2008	December 31, 2007
Total Assets
Oil & Gas	$ 25,692	$ 18,191
Rigs & refurbishing operations	3,181	4,703
Minerals	2,105	2,361

Consolidated Total Assets	$ 30,978	$ 25,255

NOTE 8 – RELATED PARTY TRANSACTIONS

During the second quarter TVOG rebuilt a steam generator and sold a 75% interest to the Opus I partnership at a fair market value of $562,500. TVOG also sold a 75% interest in a rebuilt heater treater to the OPUS I partnership at a fair market value of $337,500. These assets are being operated by Tri-Valley Corporation on Opus I/TVOG properties. The gain recognized on these sales was $79,972.

NOTE 9 – SALE OF RIG ASSETS & IMPAIRMENT

In June 2008, GVPS entered into a purchase and sale agreement to sell rigs and rig related equipment to Excalibur Well Services Corporation. The agreement stated that GVPS would sell the rigs and related equipment to Excalibur for $4,800,000, if the transaction closed on or before July 18, 2008. Excalibur gave $500,000 as a non-refundable deposit to GVPS and that the agreed price would increase to $5,300,000 if the transaction did not close on or before July 18, 2008. Since GVPS was committed to the sale the equipment at a price of $4,800,000 an impairment loss of $870,948 was recognized in the second quarter to write down the subject assets to the agreed selling price.

The impairment represents the difference between the net carrying costs and the estimated selling price less cost to dispose for the rig and related equipment. Based on estimates, management believes that additional impairments in the future are not likely. Management believes that the agreement to sell these assets will be finalized during the third quarter of 2008.

NOTE 9 – SALE OF RIG ASSETS & IMPAIRMENT (Continued)

Property held for sale consists of the following:

	Original		Adjusted
	Carrying Amount	Impairment	Carrying Value
Drilling Rigs	$4,977,201	$(764,402)	$4,212,799
Drilling Rig Equipment	520,592	(79,953)	440,639
Vehicles	173,155	(26,593)	146,562
Total	$5,670,948	$(870,948)	$4,800,000

Outstanding liabilities related to these assets totaled $364,124.

NOTE 10 – SUBSEQUENT EVENTS

On July 18, 2008 the sale of our rig and related assets was completed at a sales price of $4,800,000. The assets were written down to the sales price in the second quarter, recognizing an impairment loss.

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

Results of Operations

Three months ended June 30, 2008 Compared to three months ended June 30, 2007

For the quarter ended June 30, 2008, revenue was $2.3 million, compared to $1.4 million in the second quarter of 2007, an increase of $0.9 million. We had an operating loss of about $3.3 million in the second quarter of 2008, compared to a loss of $2.8 million in the second quarter of 2007.

Revenues

The Company identifies reportable segments by products and services. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. The Company also allocates interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss. The following table sets forth our revenues by segment for the second quarter of 2008 and 2007, in thousands.

	Three Months Ended June 30		Increase/	Percentage
	2008	2007	(decrease)	Change
				%
Oil and gas	$1,508	$ 302	$ 1,206	399
Rig & refurbishing operations	611	631	(20)	(3)
Minerals	143	473	(330)	(70)

Total revenues	$2,262	$1,406	$ 856	61

Oil and gas revenues in the second quarter of 2008 included approximately $1.25 million from the sale of oil and gas, compared to $168,000 in the second quarter of 2007. This also represents a quarter-over-quarter increase of 642%. The increase resulted from both significantly increased oil and gas production and increased commodity pricing.

The primary oil and gas activities during the second quarter of 2008 represented an ongoing rapid build-up of operations per our “Operation Catapult” initiative which is focused on rapidly accelerating production of oil and gas and resultant operating cash flow, and investment returns to our Partners and Shareholders. In summary, key activity included the completion of Phase I drilling for the TVOG Opus I Drilling Program LP, progressive cyclic steaming of heavy oil wells, ongoing conversion of temporary to permanent facilities, installation of a fuel gas line and test headers, a variety of remedial work on existing wellbores, additional new perforated zones on existing wells, additional field-level staffing to handle our uplift, and continued, prudent progression of the existing asset exploitation programs. The Company expects that the oil and gas production will continue to grow increasing revenues and that the operating income of this segment will be improved by year-end 2008.

Operating Income (Loss)

The following table sets forth our operating income (loss) by segment in the second quarter of 2008 and 2007, in thousands.

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	Percentage Change (%)

Total operating income
Oil & Gas	$ (1,508)	$ (2,343)	835	36
Rig & refurbishing operations	(1,528)	(512)	(1,016)	(198)
Minerals	(31)	179	(210)	(117)
Non-segmented	(273)	(113)	(160)	(141)
Total income	$ (3,340)	$ (2,789)	$ (551)	(20)

Income for the quarter ended June 30, 2008 was a loss of $3.3 million, compared to $2.8 million loss in the second quarter of 2007, an increase in the loss of $0.5 million.

Second quarter operations results continue to exceed targeted volumes, schedules and economic projections.

Six months ended June 30, 2008 Compared to six months ended June 30, 2007

For the six months ended June 30, 2008, revenue was $3.9 million, compared to $3.0 million in the first six months of 2007, an increase of $0.9 million. We had an operating loss of about $5.4 million in the first six months of 2008, compared to a loss of $5.0 million in the first six months of 2007.

General and administrative expenses were $6.3 million for the first six months ended June 30, 2008, compared to $5.2 million for the first six months of 2007, an increase of $1.1 million. $0.4 million of this increase was due to non-recurring expenses associated with the buy back of the minority interest of GVPS. The remaining $0.7 million increase was due to the increase in oil and gas and rig operations and refurbishing segments activity level and increased staff over the same period last year.

Revenues

The Company identifies reportable segments by products and services. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. The Company also allocates interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss. The following table sets forth our revenues by segment for the first six months of 2008 and 2007, in thousands.

	Six Months Ended June 30		Increase/	Percentage
	2008	2007	(decrease)	Change
				%
Oil and gas	$2,531	$ 594	$ 1,937	326
Rig & refurbishing operations	1,267	1,944	(677)	(35)
Minerals	143	478	(335)	(70)

Total revenues	$3,941	$3,016	$ 925	31

Operating Income (Loss)

The following table sets forth our operating income (loss) by segment for the first six months of 2008 and 2007, in thousands.

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	Percentage Change

Total operating income
Oil & Gas	$ (3,064)	$ (3,825)	761	20
Rig & refurbishing operations	(1,680)	(323)	(1,357)	(420)
Minerals	(168)	(151)	(17)	(11)
Non-segmented	(540)	(750)	210	28
Total operating income	$ (5,452)	$ (5,049)	$ (403)	(8)

Income for the six months ended June 30, 2008 was a loss of $5.4 million, compared to $5.1 million loss in the first six months of 2007, an increase in the loss of $0.3 million.

Oil and Gas

Pleasant Valley Field, Ventura County, CA: The initial, Phase I horizontal drilling campaign on the “Hunsucker Lease” was completed in mid-April with the drilling and completion of the PV-8 well, representing the seventh horizontal well drilled and completed to date. Cyclic steaming operations continued effectively with two of our 12.5 mmbtu/hr refurbished steam generators with all horizontal wells experiencing at least one steam cycle, and others experiencing up to three complete steam cycles with significantly increasing oil rates observed per successive cycle and improving cumulative Steam-Oil Ratios. PV-1, the initial horizontal drill well and most mature steamed well has experienced an outstanding cumulative Steam-Oil ratio near unity through three steam cycles. Another quarterly high point was the successful Ventura County APCD source testing of both aforementioned steam generators which beat strict County emission standards.

Consistent with our ongoing efforts to convert from temporary to permanent facilities and further optimize lifting costs and cost structure, a fuel gas line to support steam generation was commissioned and fully operating this quarter. Although trucking of our oil has proven to be problem-free, an oil sales line is also currently being accelerated to simplify our operations, reduce risk, and mitigate potential sales interruptions.

Based on initial field performance over six months, a revised, detailed field operations philosophy was established and has resulted in, among other key decisions, alternating steaming and production of geographical regions of the field to accelerate heating of the thick, continuous Vaca Tar Sand. In addition, to also accelerate reservoir heating and production, limited pumping cycles have been employed early on in deference to re-steaming after post-steaming flow periods cease. The field development plan and performance to date was reviewed and validated by Dr. S. M. Farouq Ali, a globally renowned industry thermal development expert. This review resulted in confirmation of existing operating and provided insight into future expectations in the field.

PV2, the single deep vertical well, continues to produce with favorable results on rod pump after adding additional uphole intervals in this well. As part of our ongoing lease expansion plans, TVOG executed lease development agreements with the DOGGR and the Lessor to develop and re-exploit an offset Lenox Ranch lease which also contains twenty existing idle wellbores that were previously on short term cyclic steam injection. It is noteworthy that our reservoir mapping on this lease indicates a better reservoir structure than the existing Hunsucker lease development. These wells will be re-entered and returned to production with steam injection as appropriate and a drilling location will be constructed to accommodate horizontal drill wells commensurate with the Hunsucker Lease development. We are progressing on acquiring additional offset lease acquisitions.

As of the date of this quarterly report, all of the above horizontal wells remain on confidential status with the California Division of Oil, Gas and Geothermal Resources as to public disclosure of production rates and volumes.

Moffat Ranch, Madera County, CA: Our first newly drilled well, 48X-7, remains on high, sustained, low watercut gas production from a single gas zone which represents only one of fourteen identified potentially commercial zones in the well. To mitigate any production interruptions, a gas compressor was mobilized to the field in anticipation of gas compression needs due to higher, and fluctuating line pressures in the area, but has not yet been required to be placed in full time service. Remedial well work to restore existing idle wells to production continued, and one gas well was converted to plunger lift. An additional offset, idle wellbore and associated facilities was acquired during the quarter and will be returned to production in the near term from a previously produced interval. This well also contains the producing zone of 48X-7 and will be completed after evaluating the existing interval for productive capacity.

As of the date of this quarterly report, the production rates and volumes of the 48X-7, as reported to the California Division of Oil, Gas and Geothermal Resources, remain confidential.

Belridge Field, Kern County, CA: The waterflood pilot project continued in the quarter, has proven to be effective, and is responding as expected. A new water injector is being permitted and will be drilled in the near term to expand the waterflood pilot. Cyclic steaming operations on the D-352 well with our third refurbished steam generator continued with favorable results. Uphole Etchegoin perforations added in D-188 well in the first quarter continue to produce at a high oil rate with low watercut, however, offset perforations in D-540 were unsuccessful in matching the D-188 results. Similar perforations will be added in D-24 in the near term to assess its productive potential. All well test headers have been installed and commissioned which has resulted in improved understanding of field production and the development of a detailed field operations philosophy to increase off take and improve well reliability and uptime time forward. Individual well test results, available for the first time since we acquired the field, indicates a large potential production uplift in the field.

Edison Field, Shields & Arms Lease, Kern County, CA: Well work performed on existing producers and the single injection well in the first quarter has continued to yield a robust increase in daily production from this lease. Plans to enhance production from our other Edison Field leases will occur in 2008.

Rio Vista, Solano County, CA: The Hanson well #2, which was converted to plunger lift in the first quarter, continues to produce at high gas rates thus indicating a successful long term application of the technology. Other Rio Vista area long term, proved-developed-producing gas reserves continued at customary levels. This long term, sustained production from our Rio Vista gas fields continues to add sustained, low lifting cost production, and increasing cash flow in response to recent higher gas prices.

Rig & refurbishing operations

Revenues from rig operations totaled $0.6 million in the second quarter of 2008, which was all from drilling contracts and completion operations, which was the same as the revenue from rig operations in the second quarter of 2007. GVPS did not realize operating revenue in the second quarter of 2008 due to taking our rigs out of service to conduct comprehensive inspections and API certifications to enable universal industry utilization of our fleet for third party revenue generation. The operating loss in the second quarter of 2008 was $1.5 million, compared to an operating loss of $0.5 million in the second quarter of 2007, or an increase in the loss of $1.0 million. $0.9 million of this loss was due to the write down of the rig and rig related equipment that was sold.

GVPS was established in 2006 in response to a then acute shortage of contractor supplied production rig services in California. GVPS enabled TVOG to significantly accelerate production via well work and newly drilled wells than afforded by existing rig contractor rig availability. However, since 2006 the California rig supply has caught up to market demand. GVPS began to consider alliances with various production service firms to increase rig availability for an increasing number of TVOG active and idle wells. In June 2008, GVPS agreed to sell all of its production and drilling rigs and down hole tools to Excalibur Well Services, Inc. in exchange for cash and a highly attractive, preferred client status for well servicing. The sale was completed in July 2008 for a price of $4.8 million. GVPS recognized an impairment loss of $0.9 million in the second quarter to write down the value of the assets being sold to the sales price. GVPS retained its fleet of 17 steam generators.

GVDC drilled one petroleum well in Nevada for another operator during the second quarter. The rig is presently idle and is looking for its next jobs. More than 120 petroleum and geothermal wells have been staked or permitted for future drilling in Nevada. We believe that GVDC’s experience in Nevada provides a profitable opportunity for the business line in 2008 and beyond, and the Company has stepped up its marketing activity in Nevada, Idaho and eastern Washington. With engine modifications to accommodate stricter air quality rules, the rig can also operate in California.

Minerals Activities

Revenues from minerals activities in the second quarter of 2008 were $0.14 million compared to $0.47 million in 2007, due to a decrease in consulting revenue. With the primary emphasis of the Company to boost oil and gas production, the properties of Select Resources have been in a care and maintenance status. However, Jim Bush, formerly Vice President of exploration for Tri-Valley Oil and Gas Co., has been named President of Select Resources. His charge is to activate and monetize the properties through finding joint venture partners, spin-off or outright sale.

For the second quarter, mineral programs consisted largely of assessing and compiling geologic information collected in previous work programs associated with the Calder, Richardson, and Shorty Creek properties in Alaska. Select also continued to pursue candidates for management and officer levels in the company and consultants to assist in property development. Select has retained a nationally recognized consultant to assist in 1) the development of the Admiral Calder mine in general, and 2) a business assessment for its products.  Select continues to pursue returning the Admiral Calder mine to a profitable undertaking, continues to explore adding uranium as a new commodity of interest, and has reduced efforts directed towards acquiring new base metals and industrial minerals properties. More specific information is provided in the following sections.

Industrial Minerals

During the second quarter, Select continued low-cost monitoring and security at the Admiral Calder calcium carbonate mine in Alaska.  Select also worked (and is still working) with consultants to provide independent confirmation of the extent of and distribution of high-quality material in the deposit for upcoming financial and/or operational decisions. In addition to the ground calcium carbonate (GCC) market, Select is further evaluating the site’s potential to produce new product types that can competitively participate in new (i.e. first-time for Calder) market categories. These include gray limestone, dimension stone, and ways to minimize and exploit mine waste (such as using it for acid mine control at other mines).  Select continues to pursue end users and calcium carbonate mining and processing companies as potential partners to fund larger scale development and operations on the Admiral Calder mine, or acquire the property altogether.  Putting the mine into a revenue-generating status remains a Select priority.  In parallel with the above, Select is reviewing candidates for a long-term position to head up the development of this property.

Select continues to maintain a number of industrial mineral projects in six western states in a hold status, pending further review.  Commodities in these projects include barite, sand & gravel, aggregate, limestone, dolomite, calcium carbonate, cinder, and other industrial mineral commodities.

Precious Metals

Select continues to solicit mining interests for the larger scale exploration on both the Richardson and Shorty Creek properties, as well as identifying a field site manager for both properties.   Select has contacted, and continues to solicit, candidates for these positions.

Shorty Creek has been described by the State Geologist of Alaska as perhaps the best un-drilled gold exploration project in Alaska.

The Richardson District is arguably the most prospective gold exploration district in Alaska and it remains under-explored. Tri-Valley has found native gold at 60 locations along a 20 mile swath suggesting the possibility of a huge system.

Uranium

Select Resources has begun soliciting and reviewing uranium opportunities in a very targeted and selective manner.  Select is adhering rigorously to strict high-end criteria for these properties.

Base Metals

Base Metals operations continue to be on hold.

Non-segmented items

The non-segmented items consist of stock option expense and interest expense. Non-segmented items decreased from $0.7 million in the first six months of 2007, to $0.5 million in the first six months of 2008. Stock option expense for the first six months of 2008 was $0.4 million, compared to $0.6 million for the first six months of 2007, a decrease of $0.2 million. Interest expense for the first six months of 2008 was $0.1 million, unchanged from the first six months of 2007.

Capital Resources and Liquidity

In 2002 through the second quarter of 2008, our drilling activities have been largely funded by selling interests in our OPUS I drilling partnership. We do not borrow in order to fund drilling activities. Our continued drilling activity relies on our ability to raise money for projects through drilling partnerships or other joint ventures.

Current assets were about $13.1 million at June 30, 2008, up from $8.0 million at year end 2007, an increase of $5.1 million. Cash on hand was increased from $7.7 million at year end 2007 compared to $7.8 million at June 30, 2008. Current liabilities increased to about $15.2 million at June 30, 2008, compared to $10.3 million at year end 2007, due primarily to an increase of $5.3 million in accounts payable and accrued expenses which was caused by our recent increase in drilling activity and a decrease of about $3.7 million in advances from joint venture participants and an increase of $0.5 million in deferred revenue caused mainly by the deposit on the sale of rigs and rig related equipment which closed in the third quarter of 2008.

Operating Activities

We had a negative cash flow of $4.0 million for the six months ended June 30, 2008 compared to a negative cash flow of $1.5 million for the same period in 2007, the cash flow in the current period is due mainly to our loss from operations being offset by our increase in accounts payable, deferred revenue and a increase in advances from joint venture participants and an increase in our accounts receivable. Our loss from operations was approximately $5.4 million for the six months ended June 30, 2008 compared to a $5.0 million loss for the same period in 2007.

The largest component of cash flow in the first six months of 2008 was an increase in accounts payable, deferred revenue and accrued expenses of $5.8 million caused by the increase in our activity level,. Accounts receivable increased by $3.8 million. Advances from joint venture participants increased by $4.8 million and accounts payable to joint venture participants decreased by $2.7 million. The increase from advances from joint venture participants was due to oil and gas sales payable from May and June which had been accrued but not received by the company until July. The loss on impairment of fixed assets was $0.9 million. Gain on the sale of fixed assets was $0.7 million and depreciation, depletion and amortization was $0.7 million and stock option expense was $0.4 million.

Investing Activities

Cash used in investing activities was $2.2 million for the first six months of 2008 compared to $4.4 million for the first six months of 2007. $4.4 million was used towards capital expenditures, primarily the drilling of new wells. We also received $2.6 million for the sale of three steam generators and a heater treater. We used $0.4 million to buy back membership units in GVPS.

Financing Activities

Net cash provided by financing activities was $6.3 million for the first six months of 2008 compared to $5.9 million for the same period of 2007. We received $7.1 million from sales of restricted shares of common stock in privately negotiated transactions including the exercise of stock options by employees. We used $68,000 to pay down principal on long-term debt. We have not planned any private placement of equity securities for the remainder of 2007, but we may continue to receive funds from privately negotiated transactions. We do not have a targeted or budgeted amount of equity financing activities.

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

During the remainder of 2008, we expect to expend approximately $11 million on drilling activities. Funds for the majority of these activities will be provided by sales of partnership interests in the Opus-I drilling partnership, which will still be raising funds for development purposes. Tri-Valley’s portion is expected to be approximately $2 million. We are evaluating and finalizing results of recently drilled Pleasant Valley and Moffat Ranch in order to design the optimum development plan for the property. We expect to drill additional wells there in 2008. Our ability to complete our planned drilling activities in 2008 depends on some factors beyond our control, such as availability of equipment and personnel. Our actual capital commitments for fiscal year 2008 are less than $3 million, but to expend $11 million we will require additional capital from the OPUS partnership or other outside parties.

During the remainder of 2008, we expect expenditures of approximately $ 0.2 million on mining activities, including mining lease and exploration expenses.

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

As of June 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of June 30, 2008, our management, including the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the second quarter of 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities

During the second quarter of 2008, the Company issued 527,155 shares of restricted common stock to private investors at prices of $5.00 to $8.00 per share for a total consideration of $2,981,002.

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

TRI-VALLEY CORPORATION

August 8, 2008	/s/F. Lynn Blystone

F. Lynn Blystone

Chairman, President and CEO

August 8, 2008	/s/ Arthur M. Evans

Arthur M. Evans

Chief Financial Officer