Form 10-Q/A
period 2008-06-30
TRI VALLEY CORP
filed 2008-11-04
CIK 22551

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

TRI-VALLEY CORPORATION

INTRODUCTORY STATEMENT

In the second quarter of 2008, Tri-Valley Corporation reported an impairment loss on its GVPS rigs and rig related equipment of $870,948.  There were additional assets which should have been included in the sale of the rigs, additional accumulated depreciation that was omitted, as well as items expensed as General and Administrative that should have been capitalized, all affecting the calculation of the impairment loss.  The combination of these changes resulted in the impairment loss being overstated by $555,620, G & A Expenses being overstated by $40,090, total property and equipment being overstated by $595,710, resulting in our net loss being overstated by $595,710.

Note 9 to the Consolidated Financial Statements has been revised to properly reflect the effects of the write down of the rigs and rig related equipment. The book value of each group of assets is now correctly stated, along with the correct impairment allocation.  Due to the impairment allocation being calculated as a percentage of book value and the changes listed above affecting book value, the impairment allocation was changed to better allocate the loss to each group of assets.

Index

PART I

FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Current assets
Cash	$2,590,505	$3,955,610
Cash restricted to OPUS I use	5,235,550	3,712,083
Accounts receivable, trade	4,096,669	313,521
Advances from joint venture participants, net	1,139,390	-
Prepaid expenses	12,029	12,029

Total current assets	13,074,143	7,993,243

Property and equipment, net
Proved properties	2,127,298	2,143,907
Unproved properties	4,443,369	2,414,843
Rigs	5,943,568	6,731,758
Other property and equipment	5,273,207	4,942,145

Total property and equipment, net	17,787,442	16,232,653

Other assets
Deposits	159,833	338,772
Invest in marketable securities (Note 4)	302,500	440,000
Investments in partnerships	17,400	17,400
Goodwill	212,414	212,414
Other	20,413	20,413

Total other assets	712,560	1,028,999

Total assets	$31,574,145	$25,254,895

The accompanying notes are an integral part of these consolidated financial statements.

Index

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current liabilities
Notes payable	$419,302	$402,003
Accounts payable and accrued expenses	10,989,719	5,699,153
Deferred revenue	828,524	242,163
Amounts payable to joint venture participants	3,001,152	281,419
Advances from joint venture participants, net	-	3,671,927

Total current liabilities	15,238,697	10,296,665

Non-Current Liabilities
Asset retirement obligation	268,395	240,394
Long-term portion of notes payable	2,228,203	2,355,707

Total non-current liabilities	2,496,598	2,596,101

Total liabilities	17,735,295	12,892,766

Minority interest	-	249,945

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized; 26,941,764 and 25,077,184 issued and outstanding at June 30, 2008, and December 31, 2007, respectively	26,942	25,077
Less: common stock in treasury, at cost, 100,025 shares	(13,370)	(13,370)
Capital in excess of par value	43,504,264	37,090,714
Additional paid in capital – warrants	782,729	782,729
Additional paid in capital - stock options	2,194,709	1,800,642
Accumulated deficit	(32,611,868)	(27,586,553)
Accumulated other comprehensive income	(44,556)	12,945

Total stockholders' equity	13,838,850	12,112,184

Total liabilities, minority interest and stockholder's equity	$31,574,145	$25,254,895

The accompanying notes are an integral part of these consolidated financial statements.

Index

 TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Revenues
Sale of oil and gas	$1,245,950	$168,015	$1,628,374	$332,201
Gain on sale of asset (Note 8)	79,972	-	661,222	-
Rig income	567,078	560,366	1,122,384	1,810,869
Other income	347,461	571,329	500,277	672,940
Interest income	21,728	106,240	28,778	200,307
Total Revenues	2,262,189	1,405,950	3,941,035	3,016,317

Costs and expenses
Oil and gas lease expense	319,469	116,098	377,032	204,493
Mining exploration expenses	126,471	45,662	130,371	113,152
Drilling and development	-	625,593	-	858,089
Rig operations	464,259	335,450	879,581	780,008
Depletion, depreciation and amortization	357,186	233,194	714,370	486,317
Interest	86,426	71,770	154,202	148,666
Impairment loss (Note 9)	315,328	-	315,328	246,862
General and administrative	3,338,008	2,767,609	6,226,763	5,228,219

Total costs and expenses	5,007,147	4,195,376	8,797,647	8,065,806

Loss before minority interest	(2,744,958)	(2,789,426)	(4,856,612)	(5,049,489)

Minority interest	-	-	(3,769)	-

Net Loss	(2,744,958)	(2,789,426)	(4,852,843)	(5,049,489)
Basic net loss per share:
Loss from operations	$(.10)	$(.11)	$(.18)	$(.20)
Basic loss per common share	$(.10)	$(.11)	$(.18)	$(.20)

Weighted average number of shares outstanding	26,731,656	24,627,121	26,521,549	24,278,448

Potentially dilutive shares outstanding	29,459,573	28,032,887	29,510,391	27,555,100

No dilution is reported since net income is a loss per SFAS 128

The accompanying notes are an integral part of these consolidated financial statements.

Index

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months
	Ended June 30,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(4,852,843)	$(5,049,489)

Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	714,370	486,317
Impairment, dry hole and other disposals of property	-	258,862
Loss on Impairment of Fixed Assets	315,328	-
Minority interest	(3,769)	-
Stock options	394,067	653,210
Gain on sale of property	(661,222)	-
Warrants	-	316,852
Changes in operating capital:
Increase in prepaids	-	(368,881)
Decrease in deposits and other assets	178,939	150,000
Increase in accounts receivable	(3,783,148)	(69,261)
Increase (decrease) in accounts payable, deferred revenue and accrued expenses	5,834,272	(939,490)
Increase (decrease) accounts payable to joint venture
participants and related parties	2,719,733	(142,206)
Increase (decrease) in advances from joint venture participants	(4,811,317)	3,161,076

Net Cash Used by Operating Activities	(3,955,590)	(1,543,010)

Cash Flows from Investing Activities:

Proceeds from sale of property	2,587,500	-
Proceeds from the sale of marketable securities	79,999	-
Investment in marketable securities	-	(380,000)
Buy back of minority interest in GVPS	(418,648)	(1,494,000)
Capital expenditures	(4,482,764)	(2,515,667)

Net Cash Used by Investing Activities	(2,233,913)	(4,389,667)

Cash Flows from Financing Activities
Principal payments on long-term debt	(67,550)	(3,847)
Net proceeds from additional paid in capital – stock options	293,514	496,547
Net proceeds from additional paid in capital – warrants	-	658,400
Net proceeds from minority interest holders – Great Valley Drilling/Great Valley Production	-	(400,551)
Stock issuance costs	(939,885)	(787,900)
Net proceeds from issuance of common stock	7,061,786	5,934,956
Net Cash Used by Financing Activities	$6,347,865	$5,897,605

The accompanying notes are an integral part of these consolidated financial statements.

Index

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2008	2007

Net Increase in Cash and Cash Equivalents	158,362	(35,072)
Cash and Cash Equivalents at Beginning of Period	7,667,693	15,598,215

Cash and Cash Equivalents at End of Period	$7,826,055	$15,563,143

	For the Six Months Ended June 30,
	2008	2007
Supplemental Information:
Cash paid for interest	$154,202	$148,667

The accompanying notes are an integral part of these consolidated financial statements.

Index

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

Index

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

Index

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

Index

June 30, 2008

Net cost of equities	$341,644
Unrealized Losses	(39,144)
Fair Market Value	$302,500

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

Index

The Company identifies four principal industry segments by products and services, which are described in Note 1 – Description of Business and Basis of Presentation – Description of Business.  The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss.

The following table sets forth our revenues by segment for the six months ended June 30, 2008 and the six months ended June 30, 2007, in thousands:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Sales and Other Revenues
Oil & Gas	$1,508	$302	$2,531	$594
Rigs & refurbishing operations	611	631	1,267	1,944
Minerals	143	473	143	478

Consolidated Sales and Other Revenues	$2,262	$1,406	$3,941	$3,016

The following table sets forth our operating income (loss) by segment, in thousands:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Operating income (loss)
Oil & Gas	$(1,508)	$(2,343)	$(3,064)	$(3,825)
Rigs & refurbishing operations	(933)	(512)	(1,081)	(323)
Minerals	(31)	179	(168)	(151)
Non-segmented	(273)	(113)	(540)	(750)
Total income	(2,745)	(2,789)	(4,853)	(5,049)

The following table summarizes our total assets, in thousands:

	June 30, 2008	December 31, 2007
Total Assets
Oil & Gas	$25,692	$18,191
Rigs & refurbishing operations	3,777	4,703
Minerals	2,105	2,361

Consolidated Total Assets	$31,574	$25,255

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

Index

NOTE 9 – SALE OF RIG ASSETS & IMPAIRMENT

In June 2008, GVPS entered into a purchase and sale agreement to sell rigs and rig related equipment to Excalibur Well Services Corporation.  The agreement stated that GVPS would sell the rigs and related equipment to Excalibur for $4,800,000, if the transaction closed on or before July 18, 2008.  Excalibur gave $500,000 as a non-refundable deposit to GVPS and that the agreed price would increase to $5,300,000 if the transaction did not close on or before July 18, 2008.  Since GVPS was committed to the sale the equipment at a price of $4,800,000 an impairment loss of $315,328 was recognized in the second quarter to write down the subject assets to the agreed selling price.

The impairment represents the difference between the net carrying costs and the estimated selling price less cost to dispose for the rig and related equipment.  Based on estimates, management believes that additional impairments in the future are not likely.  Management believes that the agreement to sell these assets will be finalized during the third quarter of 2008.

Property held for sale consists of the following:
	Original Carrying Amount	Impairment	Adjusted Carrying Value
Drilling Rigs	$4,441,850	$(278,804)	$4,163,046
Drilling Rig Equipment	560,746	(30,410)	530,336
Vehicles	112,732	(6,114)	106,618
Total	$5,115,328	$(315,328)	$4,800,000

Outstanding liabilities related to these assets totaled $364,124.

NOTE 10 – SUBSEQUENT EVENTS

On July 18, 2008 the sale of our rig and related assets was completed at a sales price of $4,800,000.  The assets were written down to the sales price in the second quarter, recognizing an impairment loss.

Index

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

Results of Operations

Three months ended June 30, 2008 Compared to three months ended June 30, 2007

For the quarter ended June 30, 2008, revenue was $2.3 million, compared to $1.4 million in the second quarter of 2007, an increase of $0.9 million. We had an operating loss of about $2.7 million in the second quarter of 2008, compared to a loss of $2.8 million in the second quarter of 2007.

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

	Three Months Ended June 30		Increase/	Percentage
	2008	2007	(decrease)	Change
				%
Oil and gas	$1,508	$302	$1,206	399
Rig & refurbishing operations	611	631	(20)	(3)
Minerals	143	473	(330)	(70)

Total revenues	$2,262	$1,406	$856	61

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

Index

Operating Income (Loss)

The following table sets forth our operating income (loss) by segment in the second quarter of 2008 and 2007, in thousands.

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Increase (Decrease)	Percentage Change (%)

Total operating income
Oil & Gas	$(1,508)	$(2,343)	835	36
Rig & refurbishing operations	(933)	(512)	(421)	(82)
Minerals	(31)	179	(210)	(117)
Non-segmented	(273)	(113)	(160)	(141)
Total income	$(2,745)	$(2,789)	$44	(2)

Income for the quarter ended June 30, 2008 was a loss of $2.7 million, compared to $2.8 million loss in the second quarter of 2007, a decrease in the loss of $0.1 million.

Second quarter operations results continue to exceed targeted volumes, schedules and economic projections.

Six months ended June 30, 2008 Compared to six months ended June 30, 2007

For the six months ended June 30, 2008, revenue was $3.9 million, compared to $3.0 million in the first six months of 2007, an increase of $0.9 million. We had an operating loss of about $4.9 million in the first six months of 2008, compared to a loss of $5.0 million in the first six months of 2007.

General and administrative expenses were $6.2 million for the first six months ended June 30, 2008, compared to $5.2 million for the first six months of 2007, an increase of $1.0 million.  $0.4 million of this increase was due to non-recurring expenses associated with the buy back of the minority interest of GVPS.  The remaining $0.6 million increase was due to the increase in oil and gas and rig operations and refurbishing segments activity level and increased staff over the same period last year.

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

	Six Months Ended June 30		Increase/	Percentage
	2008	2007	(decrease)	Change
				%
Oil and gas	$2,531	$594	$1,937	326
Rig & refurbishing operations	1,267	1,944	(677)	(35)
Minerals	143	478	(335)	(70)

Total revenues	$3,941	$3,016	$925	31

Index

Operating Income (Loss)

The following table sets forth our operating income (loss) by segment for the first six months of 2008 and 2007, in thousands.

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Increase (Decrease)	Percentage Change

Total operating income
Oil & Gas	$(3,064)	$(3,825)	761	20
Rig & refurbishing operations	(1,081)	(323)	(758)	(235)
Minerals	(168)	(151)	(17)	(11)
Non-segmented	(540)	(750)	210	28
Total operating income	$(4,853)	$(5,049)	$(196)	(4)

Income for the six months ended June 30, 2008 was a loss of $4.85 million, compared to $5.05 million loss in the first six months of 2007, a decrease in the loss of $0.2 million.

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

Index

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

Rig & refurbishing operations

Revenues from rig operations totaled $0.6 million in the second quarter of 2008, which was all from drilling contracts and completion operations, which was the same as the revenue from rig operations in the second quarter of 2007.  GVPS did not realize operating revenue in the second quarter of 2008 due to taking our rigs out of service to conduct comprehensive inspections and API certifications to enable universal industry utilization of our fleet for third party revenue generation.  The operating loss in the second quarter of 2008 was $0.9 million, compared to an operating loss of $0.5 million in the second quarter of 2007, or an increase in the loss of $0.4 million.  $0.3 million of this loss was due to the write down of the rig and rig related equipment that was sold.

GVPS was established in 2006 in response to a then acute shortage of contractor supplied production rig services in California. GVPS enabled TVOG to significantly accelerate production via well work and newly drilled wells than afforded by existing rig contractor rig availability.  However, since 2006 the California rig supply has caught up to market demand.  GVPS began to consider alliances with various production service firms to increase rig availability for an increasing number of TVOG active and idle wells.  In June 2008, GVPS agreed to sell all of its production and drilling rigs and down hole tools to Excalibur Well Services, Inc. in exchange for cash and a highly attractive, preferred client status for well servicing.  The sale was completed in July 2008 for a price of $4.8 million.  GVPS recognized an impairment loss of $0.3 million in the second quarter to write down the value of the assets being sold to the sales price.  GVPS retained its fleet of 17 steam generators.

Index

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

Index

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

Operating Activities

We had a negative cash flow of $4.0 million for the six months ended June 30, 2008 compared to a negative cash flow of $1.5 million for the same period in 2007, the cash flow in the current period is due mainly to our loss from operations being offset by our increase in accounts payable, deferred revenue and a increase in advances from joint venture participants and an increase in our accounts receivable. Our loss from operations was approximately $4.8 million for the six months ended June 30, 2008 compared to a $5.0 million loss for the same period in 2007.

The largest component of cash flow in the first six months of 2008 was an increase in accounts payable, deferred revenue and accrued expenses of $5.8 million caused by the increase in our activity level,.  Accounts receivable increased by $3.8 million.  Advances from joint venture participants increased by $4.8 million and accounts payable to joint venture participants decreased by $2.7 million.  The increase from advances from joint venture participants was due to oil and gas sales payable from May and June which had been accrued but not received by the company until July.  The loss on impairment of fixed assets was $0.3 million. Gain on the sale of fixed assets was $0.7 million and depreciation, depletion and amortization was $0.7 million and stock option expense was $0.4 million.

Index

Investing Activities

Cash used in investing activities was $2.2 million for the first six months of 2008 compared to $4.4 million for the first six months of 2007. $4.5 million was used towards capital expenditures, primarily the drilling of new wells.  We also received $2.6 million for the sale of three steam generators and a heater treater. We used $0.4 million to buy back membership units in GVPS.

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

Index

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

Index

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

Index

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-VALLEY CORPORATION

November 5, 2008	/s/ F. Lynn Blystone
F. Lynn Blystone
Chairman, President and CEO

November 5, 2008	/s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer