Form 10-Q
period 2008-09-30
TRI VALLEY CORP
filed 2008-11-10
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008	Commission File No. 001-31852

Tri-Valley Corporation
(Exact name of registrant as specified in its charter)

Delaware	84-0617433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

The number of shares of Registrant's common stock outstanding at October 31, 2008 was 27,370,367.

TRI-VALLEY CORPORATION

INDEX

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)

Current assets
Cash	$644,043	$3,955,610
Cash restricted to OPUS I use	8,455,928	3,712,083
Accounts receivable, trade	2,910,986	313,521
Prepaid expenses	12,029	12,029

Total current assets	12,022,986	7,993,243

Property and equipment, net
Proved properties	2,204,746	2,143,907
Unproved properties	4,509,568	2,414,843
Rigs	1,458,258	6,731,758
Other property and equipment	6,047,102	4,942,145

Total property and equipment, net	14,219,674	16,232,653

Other assets
Deposits	159,833	338,772
Invest in marketable securities (Note 4)	101,052	440,000
Investments in partnerships	17,400	17,400
Goodwill	212,414	212,414
Other	20,413	20,413

Total other assets	511,112	1,028,999

Total assets	$26,753,772	$25,254,895

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Current liabilities
Notes payable	$388,396	$402,003
Accounts payable and accrued expenses	4,048,326	5,699,153
Deferred revenue	328,524	242,163
Amounts payable to joint venture participants	2,123,375	281,419
Advances from joint venture participants, net	642,390	3,671,927

Total current liabilities	7,531,011	10,296,665

Non-Current Liabilities
Asset retirement obligation	282,395	240,394
Long-term portion of notes payable	1,910,429	2,355,707

Total non-current liabilities	2,192,824	2,596,101

Total liabilities	9,723,835	12,892,766

Minority interest	2,745,524	249,945

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized; 27,368,367 and 25,077,184 issued and outstanding at September 30, 2008, and December 31, 2007, respectively	27,368	25,077
Less: common stock in treasury, at cost, 100,025 shares	(13,370)	(13,370)
Capital in excess of par value	45,161,398	37,090,714
Additional paid in capital – warrants	710,599	782,729
Additional paid in capital - stock options	2,449,920	1,800,642
Accumulated deficit	(33,805,498)	(27,586,553)
Accumulated other comprehensive income	(246,004)	12,945

Total stockholders' equity	14,453,116	12,112,184

Total liabilities, minority interest and stockholder's equity	$26,753,772	$25,254,895

The accompanying notes are an integral part of these consolidated financial statements.

 TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues
Sale of oil and gas	$1,195,022	$204,699	2,823,396	$536,900
Gain on sale of asset	1,154	-	662,376	-
Rig income	-	266,404	1,122,384	2,077,273
Drilling & Development	-	3,285,227	-	3,285,227
Other income	227,528	156,260	727,805	829,200
Interest income	1,752	61,776	30,530	262,083

Total Revenues	1,425,456	3,974,366	5,366,491	6,990,683

Costs and expenses
Oil and gas lease expense	189,487	56,352	566,519	260,845
Mining exploration expenses	93,012	61,058	223,383	174,210
Drilling and development	-	1,890,199	-	2,748,288
Rig operations	219,194	179,896	1,098,775	959,904
Depletion, depreciation and amortization	196,860	253,745	911,230	740,062
Interest	31,327	69,555	185,529	218,221
Impairment loss (Note 8)	-	229,569	315,328	476,431
General and administrative	2,122,482	2,560,953	8,349,245	7,789,171

Total costs and expenses	2,852,362	5,301,327	11,650,009	13,367,132

Loss before minority interest	(1,426,906)	(1,326,961)	(6,283,518)	(6,376,449)

Minority interest	(229,507)	-	(233,276)	-

Net Loss	(1,197,399)	(1,326,961)	(6,050,242)	(6,376,449)
Basic net loss per share: Loss from operations	$(.04)	$(.05)	$(.22)	$(.26)
Basic loss per common share	$(.04)	$(.05)	$(.22)	$(.26)

Weighted average number of shares outstanding	27,278,817	24,667,768	27,189,267	24,692,750

Potentially dilutive shares outstanding	30,245,662	28,039,242	30,288,830	28,061,268

No dilution is reported since net income is a loss per SFAS 128

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007
Cash Flows from Operating Activities
Net loss	$(6,050,242)	$(6,376,449)

Adjustments to reconcile net income to net cash used from operating activities:
Depreciation, depletion and amortization	911,230	740,062
Loss on Impairment of Fixed Assets	315,328	476,431
Minority interest	(233,276)	-
Stock options	577,064	688,564
Gain on sale of property	(662,376)	-
Warrants	-	316,852
Changes in operating capital:
Increase in prepaids	-	(509,239)
Decrease in deposits and other assets	178,939	150,000
Increase in accounts receivable	(2,597,465)	44,106
Decrease in accounts payable, deferred revenue and accrued expenses	(1,564,466)	1,887,506
Increase accounts payable to joint venture
participants and related parties	1,841,956	(100,469)
Decrease in advances from joint venture participants	(3,029,537)	912,319

Net Cash Used by Operating Activities	(10,312,845)	(1,770,317)

Cash Flows from Investing Activities:

Proceeds from sale of property	7,388,654	-
Proceeds from the sale of marketable securities	79,999	-
Investment in marketable securities	-	(380,000)
Buy back of minority interest in GVPS	(418,648)	(3,285,126)
Capital expenditures	(5,897,856)	(3,669,191)

Net Cash Provided / (Used) by Investing Activities	1,152,149	(7,334,317)

Cash Flows from Financing Activities
Principal payments on long-term debt	(458,885)	(314,409)
Net proceeds from additional paid in capital – stock options	293,514	358,548
Net proceeds from additional paid in capital – warrants	-	658,400
Net proceeds from minority interest holders – Great Valley Drilling/Great Valley Production	2,978,800	-
Stock issuance costs	(1,314,711)	(649,900)
Net proceeds from issuance of common stock	9,094,256	5,966,831
Net Cash Provided by Financing Activities	$10,592,974	$6,019,470

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months
	Ended September 30,
	2008	2007

Net Increase/(Decrease) in Cash and Cash Equivalents	1,432,278	(3,085,164)
Cash and Cash Equivalents at Beginning of Period	7,667,693	15,598,215

Cash and Cash Equivalents at End of Period	$9,099,971	$12,513,051

	For the Nine Months Ended September 30,
	2008	2007
Supplemental Information:
Cash paid for interest	$185,529	$218,221

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
September 30, 2008 and 2007
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

-
Rigs and refurbishing operations began in 2006, when the Company acquired drilling rigs and began operating them through subsidiaries Great Valley Production Services, LLC, and Great Valley Drilling Company, LLC.  Rig operations include income from rental of oil field equipment and income received from refurbishing and selling oilfield equipment.

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

•
Great Valley Production Services, LLC, (“GVPS”) was formed in 2006 to operate oil production services, well work over and drilling rigs, primarily for TVOG.  In July of 2008, the drilling rigs were sold so that going forward the primary operations of GVPS will be to refurbish oilfield equipment for use in the

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

Company’s operations and for sale to outside third parties.  During the third quarter Tri-Valley sold 21% of the ownership interest to private parties and has retained a 79% ownership interest in this subsidiary.

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

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine month period ended September 30, 2008, are not necessarily indicative of the results to be expected for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TVOG, Select, GVDC, Tri-Valley Power Corporation, since their inception.  GVPS, where the Company has retained a 79% ownership interest is also included in the consolidation.  Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined.  This includes Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships.  All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation.

NOTE 2 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

NOTE 3 – SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

Accounting for Business Combinations

During December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”), which establishes new accounting and disclosure requirements for recognition and measurement of identifiable assets, liabilities and goodwill acquired and requires that the fair value estimates of contingencies acquired or assumed be considered as part of the original purchase price allocation. SFAS No. 141(R) is effective for periods beginning on or after December 15, 2008. This standard does not presently affect the Company’s financial statements.

NOTE 3 – SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS (continued)

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning subsequent to November 15, 2007. We adopted this Statement in the first quarter of 2008, and the adoption did not have a material impact on our financial position or results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits an entity to measure certain financial assets and financial liabilities at fair value. The objective of SFAS No. 159 is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option (by instrument) will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option election is irrevocable, unless a new election date occurs. SFAS No. 159 establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings, but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. The Company adopted this statement effective beginning January 1, 2008, and the adoption did not have a material impact on our financial position or results of operations.

Noncontrolling Interest in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. SFAS No. 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 requires that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosures regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 will be effective for the Company on January 1, 2009. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial position or results of operations.

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

NOTE 4 – INVESTMENT

In the second quarter of 2007, the Company received 150,000 stock options for Duluth Metals common stock for providing executive and geological services for Duluth Metals.  The stock options are exercisable at $0.30 Canadian.  During the fourth quarter of 2007, the options were exercised and converted into stock at a cost of $47,055. During the second quarter of 2008, 30,000 shares of stock were sold at an average price of $2.82 Canadian.  The market value of each share of stock on September 30, 2008, was $0.82 Canadian.  The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s securities consist of stock which has been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) will be reported as a component of shareholder equity. At September 30, 2008, the cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of the Company's holdings are as follows:

September 30, 2008

Net cost of equities	$341,644
Unrealized Losses	(240,592)
Fair Market Value	$101,052

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in other comprehensive income of the equity section. At September 30, 2008, the company's marketable securities had a fair market value of $101,052.  The unrealized loss of $201,448 for the third quarter of 2008 is reported as other comprehensive income bringing the net unrealized loss inception to date to $240,592.

This investment was translated into U.S. Dollars in accordance with SFAS No. 52, “Foreign Currency Translation.”  The investment was translated at the rate of exchange on the balance sheet date.

NOTE 5 - CHANGES IN SECURITIES

Common Stock

During the third quarter of 2008, the Company issued 426,603 shares of common stock. Two employees exercised employee stock options during the quarter to purchase 9,500 shares totaling $27,400. 417,103 shares were issued in private placements at prices of $5.00 to $7.49 per share, for a total consideration of $ 2,420,688. Total stock issuance cost for the third quarter was $374,826.

NOTE 6 – STOCK BASED COMPENSATION EXPENSE

Stock Based Compensation

Compensation expense charged against income for stock based awards in the third quarter of 2008 and 2007 was $255,127 and $35,354, pre-tax, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations.

NOTE 6 – STOCK BASED COMPENSATION EXPENSE (continued)

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

The following table sets forth our revenues by segment for the nine months ended September 30, 2008 and the nine months ended September 30, 2007, in thousands:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Sales and Other Revenues
Oil & Gas	$1,425	$300	3,345	$894
Rigs & refurbishing operations	-	269	1,877	2,213
Minerals	-	120	144	598
Drilling and Development	-	3,285	-	3,286

Consolidated Sales and Other Revenues	$1,425	$3,974	$5,366	$6,991

The following table sets forth our operating income (loss) by segment, in thousands:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Operating income (loss)
Oil & Gas	$(644)	$(1,474)	$(3,940)	$(4,581)
Rigs & refurbishing operations	(73)	(984)	(921)	(1,083)
Minerals	(194)	(159)	(363)	(310)
Drilling and Development	-	1,395	-	537
Non Segmented	(286)	(105)	(826)	(939)
Total income	(1,197)	(1,327)	(6,050)	(6,376)

The following table summarizes our total assets, in thousands:

	September 30, 2008	December 31, 2007
Total Assets
Oil & Gas	$22,970	$18,191
Rigs & refurbishing operations	1,903	4,703
Minerals	1,881	2,361

Consolidated Total Assets	$26,754	$25,255

NOTE 8 – SALE OF RIG ASSETS & IMPAIRMENT

In June 2008, GVPS entered into an agreement to sell rigs and rig related equipment to Excalibur Well Services Corporation.  During the 2nd quarter, the company recorded an impairment loss of $315,328.  The sale of the rigs and rig related equipment was completed during the third quarter and no gain or loss was recorded related to this sale due to the 2nd quarter impairment loss.

Property sold consisted of the following:
	Original Carrying Amount	Impairment	Adjusted Carrying Value

Drilling Rigs	$4,441,850	$(278,804)	$4,163,046

Drilling Rig Equipment	560,746	(30,410)	530,336

Vehicles	112,732	(6,114)	106,618

Total	$5,115,328	$(315,328)	$4,800,000

Outstanding liabilities at June 30, 2008 related to these assets totaled $364,124.  Outstanding liabilities at September 30, 2008 related to these assets totaled $0.

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

Results of Operations

Three months ended September 30, 2008 Compared to three months ended September 30, 2007

For the quarter ended September 30, 2008, revenue was $1.4 million, compared to $4.0 million in the third quarter of 2007, a decrease of $2.6 million. We had an operating loss of about $1.2 million in the third quarter of 2008, compared to a loss of $1.3 million in the third quarter of 2007.

Revenues

The Company identifies reportable segments by products and services.  The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss.  The Company also allocates interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss.  The following table sets forth our revenues by segment for the third quarter of 2008 and 2007, in thousands.

	Three Months Ended September 30		Increase/	Percentage
	2008	2007	(Decrease)	Change (%)

Oil and gas	$1,425	$300	$1,125	375
Rig & refurbishing operations	-	269	(267)	(100)
Minerals	-	120	(120)	(100)
Drilling & development	-	3,285	(3,285)	(100)

Total revenues	$1,425	$3,974	$(2,549)	(64)

Oil and gas revenues in the third quarter of 2008 included approximately $1.4 million from the sale of oil and gas, compared to $300 thousand in the third quarter of 2007. This also represents a quarter-over-quarter increase of 375%. The increase resulted from both significantly increased oil and gas production and increased commodity pricing.

The primary oil and gas activities during the third quarter of 2008 represented an ongoing rapid build-up of operations per our “Operation Catapult” initiative which is focused on rapidly accelerating production of oil and gas and resultant operating cash flow, and investment returns to our Partners and Shareholders. In summary, key activity included the completion of Phase I drilling for the TVOG Opus I Drilling Program LP, progressive cyclic steaming of heavy oil wells, ongoing conversion of temporary to permanent facilities, installation of a fuel gas line and test headers, a variety of remedial work on existing wellbores, additional new perforated zones on existing wells, additional field-level staffing to handle our uplift, and continued, prudent progression of the existing asset exploitation programs. The Company expects that the oil and gas production will continue to grow increasing revenues and that the operating income of this segment will be improved by year-end 2008.

Operating Income (Loss)

The following table sets forth our operating income (loss) by segment in the second quarter of 2008 and 2007, in thousands.

	Three Months Ended September 30		Increase/	Percentage
	2008	2007	(Decrease)	Change (%)

Total operating income
Oil & Gas	$(644)	$(1,474)	830	56
Rig & refurbishing operations	(73)	(984)	911	93
Minerals	(194)	(159)	(35)	(22)
Drilling and Development	-	1,395	(1,395)	(100)
Non-segmented	(286)	(105)	(181)	(172)
Total income	$(1,197)	$(1,327)	$130	10

Income for the quarter ended September 30, 2008 was a loss of $1.2 million, compared to $1.3 million loss in the third quarter of 2007, a decrease in the loss of $0.1 million.

Nine months ended September 30, 2008 Compared to nine months ended September 30, 2007

For the nine months ended September 30, 2008, revenue was $5.3 million, compared to $7.0 million in the first nine months of 2007, a decrease of $1.7 million. We had an operating loss of about $6.0 million in the first nine months of 2008, compared to a loss of $6.4 million in the first nine months of 2007.

General and administrative expenses were $8.3 million for the first nine months ended September 30, 2008, compared to $7.7 million for the first nine months of 2007, an increase of $0.6 million.  $0.4 million of this increase was due to non-recurring expenses associated with the buy back of the minority interest of GVPS.  The remaining $0.2 million increase was due to the addition of new staff.

Revenues

The Company identifies reportable segments by products and services.  The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss.  The Company also allocates interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss.  The following table sets forth our revenues by segment for the first nine months of 2008 and 2007, in thousands.

	Nine Months Ended September 30		Increase/	Percentage
	2008	2007	(Decrease)	Change (%)

Oil and gas	$3,345	$894	$2,451	274
Rig & refurbishing operations	1,877	2,213	(336)	(15)
Minerals	144	598	(454)	(76)
Drilling & development		3,286	(3,286)	(100)

Total revenues	$5,366	$6,991	$(1,625)	(23)

Operating Income (Loss)

The following table sets forth our operating income (loss) by segment for the first nine months of 2008 and 2007, in thousands.

	Nine Months Ended September 30		Increase/	Percentage
	2008	2007	(Decrease)	Change (%)

Total operating income
Oil & Gas	$(3,940)	$(4,581)	641	14
Rig & refurbishing operations	(921)	(1,083)	162	15
Minerals	(363)	(310)	(53)	(17)
Drilling and Development	-	1,395	(1,395)	(100)
Non-segmented	(826)	(939)	113	12
Total operating income	$(6,050)	$(6,376)	$326	5

Income for the nine months ended September 30, 2008 was a loss of $6.0 million, compared to $6.3 million loss in the first nine months of 2007, a decrease in the loss of $0.3 million.

Oil and Gas

Work continued apace on facilities build up of the Company’s primary development property in the Oxnard, California oilfields to support increase of production.  Recovery of the heavy oil from the Upper Vaca Tar Sand formation requires drilling of wells with horizontal bores in the range of 1,200 – 1,500 feet, specialized completion techniques, extensive high pressure/high temperature steaming, addition of light gravity oil diluent, water separation and shipping by truck to a pipeline terminal.  The steam generators are now supplied by natural gas, and an oil sales pipeline is being arranged.

Tri-Valley is presently steaming and producing from seven horizontal well bores and evaluating various zones on its Hunsucker Lease. It recently added the Lenox Ranch across the street with 20 idle vertical wells that are being systematically re-worked in preparation for steaming and production.  New horizontal wells are planned for drilling in the fourth quarter since horizontal bores can produce at rates greater than what vertical wells can do.

On Tri-Valley’s Moffat Ranch gas field west of Madera, California, the new 48-X well continues to be produced at a choked back rate to avoid sand/water build-up.  At the Company’s Temblor properties in the South Belridge and Edison oil fields, modest oil production continues as the pilot water flood project build up continues and new shallow wells are contemplated for the fourth quarter 2008 and first quarter 2009.

Tri-Valley is raising the last $15 million of the $100 million TVOG Opus I Drilling Program LP, primarily to attain some 20 horizontal wells at the Oxnard properties.  When these well bores have continuous steam from injector wells, the Company believes sustained production in the 10,000 barrels of oil can be obtained according to a report by the late Canadian steam assisted gravity drainage of heavy oil expert, Dr. Ralph Butler. Other drilling programs, both exploratory and development are being considered for launch in 2009.

Rig & refurbishing operations

There were no revenues from rig operations in the third quarter compared to $0.27 million in the third quarter of 2007.  GVPS did not realize operating revenue in the third quarter of 2008 due to the sale of rig assets in July.  The operating loss in the third quarter of 2008 was $73 thousand, compared to an operating loss of $0.9 million in the third quarter of 2007, or a decrease in the loss of $0.8 million.

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

Minerals Activities

There were no revenues from minerals activities in the third quarter of 2008 compared to $120 thousand in the third quarter of 2007, due to a decrease in consulting revenue. With the primary emphasis of the Company to boost oil and gas production, the properties of Select Resources largely have been in a care and maintenance status.  However, Jim Bush, formerly Vice President of exploration for Tri-Valley Oil and Gas Co. and now President of Select Resources, has assumed the charge of activating and monetizing the properties through finding joint venture partners, spin-off or outright sale.

For the third quarter, mineral programs continued the assessment and compilation of geologic information as was done in the previous quarter for the Calder, Richardson, and Shorty Creek properties in Alaska, but made significant advances in understanding the Admiral Calder calcium carbonate deposit (see below).  Select also continued to pursue candidates for management and officer levels in the company and consultants to assist in property development.  Select continues to be devoted to returning the Admiral Calder mine to a profitable undertaking, continues to explore precious metal opportunities, continues to include uranium as a new commodity of interest, and has reduced efforts directed towards acquiring new base metals and industrial minerals properties.  More specific information is provided in the following sections.

Industrial Minerals

During the third quarter, Select continued low-cost monitoring and security at the Admiral Calder calcium carbonate quarry in Alaska and undertook additional maintenance activity and equipment testing.  Several sections of the crushing and material handling plant were operated as were various parts of the maintenance shop and the on-site analytical lab.  As a result, we now have a much better grasp of what needs to be done prior to directing any effort towards restart and it is not overwhelming.

In addition to the above, Select made significant advances in understanding the Admiral Calder calcium carbonate deposit itself.  This deposit is almost certainly in the top 10% of the globe’s deposits and by some experts is considered to be in the top 1%.  We believe it may well be one of the top 5 or 10 calcium carbonate deposits in the world.  The chemical purity and high whiteness/brightness characteristics make the product suitable for high-end uses as in adhesives, plastics, rubber, paint products, paper, and possibly in high end paper applications (although we are currently investigating its characteristics when pulverized to the sub 10 micron size-range).  Even more important, it appears as though the amount of the high quality product in the deposit is easily twice the estimates originally provided and perhaps triple or more.  These findings significantly change the overall life and potential production rates of the operation, and along with that the potential profit.  In short, our compilation of many different reports and reworking of the calculations of the in-ground resource are indicating that this deposit is much better than we had originally envisioned, and along with that so are the economics.  To further enhance the value of these findings, the third quarter saw the beginning of inquiries about developing the property and meetings with potential joint venture partners.  In addition to the ground calcium carbonate (GCC) market and chemical grade calcium carbonate market, Select is further evaluating the site’s potential to produce new product types that can competitively participate in new (i.e. first-time for Calder) market categories.  These include dimension stone, and ways to minimize and exploit mine waste (such as using low grade material for acid rock drainage control at other mines).  Putting the quarry into a revenue-generating status remains a Select priority.  In parallel with the above, Select is considering candidates for a long-term position to head up the development of this property.

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

Shorty Creek has been described by the State Geologist of Alaska as perhaps the best un-drilled gold exploration project in Alaska.  It should be pointed out that Select’s neighbor, International Tower Hill, located only a few miles northerly from Shorty Creek, has delineated in excess of 3 million in-the-ground ounces of gold via drilling.

The Richardson District is arguably the most prospective gold exploration district in Alaska and it remains under-explored.  Tri-Valley has found native gold at 60 locations along a 20 mile swath suggesting the possibility of a large system.

Uranium

Select has begun soliciting and reviewing uranium opportunities in a very targeted and selective manner.  Select is adhering rigorously to strict high-end criteria for these properties.

Base Metals

Base Metals operations continue to be on hold.

Non-segmented items

The non-segmented items consist of stock option expense and interest expense.  Non-segmented items decreased from $0.9 million in the first nine months of 2007, to $0.8 million in the first nine months of 2008.  Stock option expense for the first nine months of 2008 was $0.6 million, compared to $0.7 million for the first nine months of 2007, a decrease of $0.1 million.  Interest expense for the first nine months of 2008 was $0.2 million, unchanged from the first nine months of 2007.

Capital Resources and Liquidity

In 2002 through the third quarter of 2008, our drilling activities have been largely funded by selling interests in our OPUS I drilling partnership. We do not borrow in order to fund drilling activities. Our continued drilling activity relies on our ability to raise money for projects through drilling partnerships or other joint ventures.

Current assets were about $12.0 million at September 30, 2008, up from $8.0 million at year end 2007, an increase of $4.0 million. Cash on hand increased from $7.6 million at year end 2007 compared to $9.0 million at September 30, 2008. Trade accounts receivable increased to $2.9 million at September 30, 2008, compared to $0.3 million at year end 2007 due to increased oil and gas production.  Current liabilities decreased to about $7.5 million at September 30, 2008, compared to $10.3 million at year end 2007.

Operating Activities

We had a negative cash flow of $10.3 million for the nine months ended September 30, 2008 compared to a negative cash flow of $1.7 million for the same period in 2007.  The negative cash flow in the current period is due mainly to our loss from operations along with our decrease in advances from joint venture participants and an increase in accounts receivable.  Our loss from operations was approximately $6.0 million for the nine months ended September 30, 2008 compared to a $6.3 million loss for the same period in 2007.

Investing Activities

Net cash provided by investing activities was $1.1 million for the first nine months of 2008 compared to $7.3 million used for the first nine months of 2007.  During 2008, the company received $7.3 million from the sale of rig assets, three steam generators and a heater treater. $5.9 million was used towards capital expenditures, primarily the drilling of new wells and we used $0.4 million to buy back membership units in GVPS.

Financing Activities

Net cash provided by financing activities was $10.6 million for the first nine months of 2008 compared to $6.0 million for the same period of 2007. We received $9.0 million from sales of restricted shares of common stock in privately negotiated transactions including the exercise of stock options by employees. We used $459,000 to pay down principal on long-term debt. The company raised $2.9 million from the sale of partnership units in GVP. We have not planned any private placement of equity securities for the remainder of 2008, but we may continue to receive funds from privately negotiated transactions. We do not have a targeted or budgeted amount of equity financing activities.

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

During the remainder of 2008, we expect to expend approximately $7 million on drilling activities. Funds for the majority of these activities will be provided by sales of partnership interests in the Opus-I drilling partnership, which will still be raising funds for development purposes.  Tri-Valley’s portion is expected to be approximately $1.5 million.  Our ability to complete our planned drilling activities in 2008 depends on some factors beyond our control, such as availability of equipment and personnel.  Our actual capital commitments for fiscal year 2008 are less than $2 million, but to expend $7 million we will require additional capital from the OPUS partnership or other outside parties.

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

Item 4.  Controls and Procedures

As of September 30, 2008, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of September 30, 2008, our management, including the CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management, including our CEO and CFO, have concluded that our disclosure controls and procedures provide reasonable assurance that the controls and procedures will meet their desired control objectives.  In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

During the third quarter of 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities

During the third quarter of 2008, the Company issued 426,603 shares of restricted common stock to 60 private investors at prices of $5.00 to $7.49 per share for a total consideration of $2,420,688.

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

TRI-VALLEY CORPORATION

November 10, 2008	/s/F. Lynn Blystone
F. Lynn Blystone
Chairman, President and CEO

November 10, 2008	/s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer