Form 10-K/A
period 2007-12-31
TRI VALLEY CORP
filed 2009-02-02
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No☒

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
Yes☐  No☒

As of January 10, 2009, 27,380,000 common shares were issued and outstanding.

The aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on the last day of the registrant’s most recently completed second fiscal quarter was approximately $179 million.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

PART I
ITEM 1	Business	1
	Competition	2
	Governmental Regulation	3
	Environmental Regulation	3
	Employees	5
	Available Information	5
ITEM 1A	Risk Factors	5
ITEM 2	Properties	10
	Oil and Gas Operations	11
	Minerals Properties	14
ITEM 4	Submission of Matters to a Vote of Security Holders	16

PART II
ITEM 5	Market Price of the Registrant's Common Stock and Related Security Holder Matters	17
	Performance Graph	18
	Equity Compensation Plan Information	19
	Recent Sales of Unregistered Securities	19
ITEM 6	Selected Historical Financial Data	20
ITEM 7	Management's Discussion and Analysis of Financial Condition	20
	Notice Regarding Forward-Looking Statements	20
	Overview	20
	Critical Accounting Policies	21
	Other Significant Accounting Polices	23
	Accounting for Oil and Gas Producing Activities	24
	Rig Operations	25
	Mining Activity	25
	Results of Operations	26
	Financial Condition	29
	Operating Activities	30
	Investing Activities	30
	Financing Activities	30
	Liquidity and Capital Resources	30
ITEM 7A	Quantitative and Qualitative Disclosures about Market Risk	31
ITEM 8	Financial Statements	32
ITEM 9A	Controls and Procedures	71
	Evaluation of Disclosure Controls	71
	Management’s Report on Internal Control over Financial Reporting	71
	Changes in Internal Control	72

PART III
ITEM 10	Directors and Executive Officers of the Registrant	74
ITEM 11	Executive Compensation	79
	Compensation Committee Report	80
	Summary Compensation Table	81
	Employment Agreement with Our President	81
	Aggregated 2007 Option Exercises and Year-End Values	82
	Option Grants During the Fiscal Year Ended December 31, 2007 to Named Executive Officers	82
	Outstanding Equity Awards Table to Named Executive Officers and Directors	83
	Compensation of Directors	84
ITEM 12	Security Ownership of Certain Beneficial Owners and Management	85
ITEM 13	Certain Relationships and Related Transactions	86
ITEM 14	Principal Accountant Fees and Services	86
ITEM 15	Exhibits and Financial Statement Schedules	87
SIGNATURES		88

ii

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

Domestic exploration for the production and sale of oil and gas are extensively regulated at both the federal and state levels.  Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden.  Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations affecting the oil and gas industry that often are difficult and costly to comply with and which carry substantial penalties for noncompliance.  State statutes and regulations require permits for drilling operations, drilling bonds and reports concerning operations.  Most states in which we operate also have statutes and regulations governing conservation matters, including the unitization or pooling of properties and the establishment of maximum rates of production from wells.  Many state statutes and regulations may limit the rate at which oil and gas could otherwise be produced from acquired properties.  Some states have also enacted statutes proscribing ceiling prices for natural gas sold within their states.  Our operations are also subject to numerous laws and regulations governing plugging and abandonment, the discharge of material into the environment or otherwise relating to environmental protection.  The heavy regulatory burden on the oil and gas industry increases its cost of doing business and consequently affects its profitability.  Any change in such laws, rules, regulations, or interpretations, may harm our financial condition or operating results.

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

We have retained the services of Cecil Engineering, an independent petroleum engineer qualified to estimate our net share of proved developed and undeveloped oil and gas reserves on all of our oil and gas properties at December 31, 2007 for SEC filing.  For 2007, our independent engineer prepared an oil and gas reserve report using guidelines established by the U. S. Securities and Exchange Commission for valuation of oil and gas reserves. Price is a material factor in our stated reserves, because higher prices permit relatively higher-cost reserves to be produced economically.  Higher prices generally permit longer recovery, hence larger reserves at higher values.  Conversely, lower prices generally limit recovery to lower-cost reserves, hence smaller reserves. The process of estimating oil and gas reserve quantities is inherently imprecise.  Ascribing monetary values to those reserves, therefore, yields imprecise estimated data.

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

	Total securities to be issued upon exercise of outstanding options or vesting of restricted stock		Securities remaining available for future issuance under equity compensation
Plan category	Number	Weighted-average exercise price	plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,727,350	$3.76	1,831,500

Equity compensation plans not approved by security holders	240,000	$0.50	-

Total	2,967,350	$3.50	1,831,500

Recent Sales of Unregistered Securities

On December 17, 2007, 150,000 shares of our restricted common stock were sold at a price of $6.00 per share to six private individuals along with 50,000 of attached warrants for a total consideration of $900,000.  The warrants have a two-year life and are exercisable at $7.00 per share.  The closing price of our stock on that day was $6.19 per share.  Also on December 14, we sold 200,000 shares of restricted common stock to a director, G. Thomas Gamble for $6.25 per share for a total consideration of $1,250,000.  The closing price of our stock on that day was $6.20 per share.  The aggregate selling price of these transactions was $2,150,000.  All of these shares were sold in privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

ITEM 6 Selected Historical Financial Data

	2007	2006	2005	2004	2003
Income Statement Data:
Revenues	$11,016,107	$4,936,723	$12,526,110	$4,498,670	$6,464,245
Operating Income (Loss)	$(8,746,830)	$(5,881,276)	$(4,919,707)	$(1,097,999)	$456,109
Loss from discontinued operations	$-	$(4,774,840)	$(4,810,364)	$(73,006)	$-
Gain on disposal of discontinued operations	$-	$9,715,604	$-	$-	$-
Income (loss) before minority interest	$(8,746,830)	(940,512)	(9,730,071)	(1,171,005)	456,109
Minority interest	$(139,939)	(27,341)	-	-	-
Net loss	$(8,606,891)	$(913,171)	$(9,730,071)	$(1,171,005)	$456,109
Basic Earnings per share:
Loss from continuing operations	$(0.35)	$(0.25)	$(0.22)	$(0.05)	$0.02
Income (loss) from dis-continued operations, net	$-	$0.21	$(0.21)	$(0.01)	$0.00
Basic Earnings Per Share	$(0.35)	$(0.04)	$(0.43)	$(0.06)	$0.02

Balance Sheet Data:
Property and Equipment, net	$16,232,653	$12,076,043	$13,635,981	$1,778,208	$1,543,121
Total Assets	$25,254,895	$28,654,125	$19,738,730	$14,473,326	$8,341,782
Long Term Obligations	$2,355,707	$2,963,562	$4,528,365	$6,799	$16,805
Minority Interest	249,945	5,410,746	-	-	-
Stockholder's Equity	$12,112,184	$11,232,872	$7,572,720	$6,796,903	$1,851,783

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

Oil and Gas Reserves. Estimates of our proved oil and gas reserves included in this report are prepared in accordance with GAAP and SEC guidelines and were based on evaluations prepared by independent petroleum engineers with respect to our properties. The accuracy of a reserve report estimate is a function of:

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

Deferred Tax Asset Valuation Allowances. We maintain a valuation allowance against our deferred tax assets, which result from net operating losses and statutory depletion carryforwards from prior years. SFAS No. 109, Accounting for Income Taxes as interpreted by FIN 48, Accounting for Uncertainty in Income Taxes, requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized prior to their expiration.  Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not.  Additionally, our federal and state income tax returns are generally not filed before the financial statements are prepared.  Therefore, we estimate the tax basis of our assets and liabilities at the end of each calendar year as well as the effects of tax rate changes, tax credits, and tax credit carry forwards.  Due to uncertainties involved with tax matters, the future effective tax rate may vary significantly from the estimated current year effective tax rate.  FIN 48 clarifies the accounting for income taxes by prescribing the mini8mum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements.  As of December 31, 2007, the Company has concluded that it is more likely than not that it will not realize its gross deferred tax asset position after giving consideration to relevant facts and circumstances. See Note 7 to our Consolidated Financial Statements.

We will continue to monitor company-specific, oil and gas industry economic factors and will reassess the likelihood that the Company’s net operating loss and statutory depletion carryforwards will be utilized prior to their expiration.

Commitments and Contingencies. We make judgments and estimates regarding possible liabilities for litigation and environmental remediation on a quarterly basis. Management’s judgment is based on the advice and opinions of legal counsel and other advisers, and the interpretation of laws and regulations, which can be interpreted differently by regulators or courts of the law. We have no ongoing litigation or environmental remediation. We routinely have clean-up and maintenance obligations in connection with oil and gas drilling and production activities, but we have never had a material environmental liability or claim.  Actual costs can vary from such estimates for a variety of reasons.  Environmental remediation liabilities are subject to change because of changes in laws and regulations; additional information obtained relating to the extent and nature of site contamination and improvements in technology.  In accordance with SFAS No.5, Accounting for Contingencies, a liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimated.  A change in estimate could impact our oil and gas operating costs and the liability, if applicable, recorded on our balance sheet.  See Note 11 of Notes to Consolidated Financial Statements included in Item 8 of our Consolidated Financial Statements for additional information regarding the Company’s commitments and contingencies.

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

Results of Operations (continued)

The following table sets forth our revenues by segment for 2007, 2006 and 2005, in thousands.

	2007		2006		2005
	$	%	$	%	$	%
Oil and gas
Sale of oil and gas	$761	8%	$1,030	23%	$901	7%
Royalty income	-	-	-	-	1	-
Partnership income	30	1%	45	1%	30	-
Total oil and gas revenue	791	9%	1,075	24%	932	7%

Rig operations	2,727	28%	873	20%	-	-

Drilling and development	6,132	63%	2,497	56%	11,422	93%

Total revenues	$9,650	100%	$4,445	100%	$12,354	100%

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

Costs and Expenses

The following table sets forth our operating cost and expenses by segment in thousands:

	2007	2006	2005

Oil and gas	$659	$397	$3,299
Rig operations	2,142	726	-
Minerals	618	644	3,663
Drilling and development	5,011	1,990	9,268

Total cost and expenses	$8,430	$3,757	$16,230

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

The following table summarizes our total operating income (loss) by segment in thousands:

	2007	2006	2005

Oil and gas	$132	$830	$(2,248)
Rig operations	585	307	-
Minerals	(618)	(465)	(3,610)
Drilling and development	1,121	507	2,155

Total operating income (loss)	$1,220	$1,179	$(3,704)

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

Should we choose to make an acquisition of producing oil and gas properties, such an acquisition would likely require that some portion of the purchase price be paid in cash, and thus would create the need for additional capital.  Additional capital could be obtained from a combination of funding sources.  The potential funding sources include:

●	Cash flow from operating activities,
●	Borrowings from financial institutions (which we typically avoid),
●	Debt offerings, which could increase our leverage and add to our need for cash to service such debt (which we typically avoid),
●	Additional offerings of our equity securities, which would cause dilution of our common stock,
●	Sales of portions of our working interest in the prospects within our exploration program, which would reduce future revenues from its exploration program,
●	Sale to an industry partner of a participation in our exploration program,
●	Sale of all or a portion of our producing oil and gas properties, which would reduce future revenues.

Our ability to raise additional capital will depend on the results of our operations and the status of various capital and industry markets at the time such additional capital is sought.  Accordingly, there can be no assurances that capital will be available to us from any source or that, if available, it will be on terms acceptable to us.  The Company has no off balance sheet arrangements.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

Oil and gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and gas prices with any degree of certainty. Sustained declines in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically. Based on our year ended December 31, 2007 production, our gross revenues from oil and gas sales would change approximately $45,928 for each $1.00 change in gas prices and $7,006 for each $1.00 change in oil prices.

We do not engage in hedging activities or purchases and sales of commodity futures contracts.

ITEM 8: FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
INDEX

Page

Report of Independent Auditor	33

Consolidated Balance Sheets at December 31, 2007 and 2006	34

Consolidated Statements of Operations for the Years Ended
December 31, 2007, 2006 and 2005	36

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2007, 2006 and 2005	37

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2007, 2006 and 2005	38

Notes to Consolidated Financial Statements	40

Supplemental Information about Oil and Gas Producing
Activities (Unaudited)	65

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

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California
March 13, 2008

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	2007	2006
ASSETS
Current assets
Cash	$3,955,610	$11,457,427
Cash restricted to OPUS I use	3,712,083	4,140,788
Accounts receivable, trade	313,521	377,278
Prepaid expenses	12,029	42,529

Total current assets	7,993,243	16,018,022

Property and equipment, net
Proved properties	2,143,907	1,407,925
Unproved properties	2,414,843	2,792,340
Rigs	6,731,758	5,371,593
Other property and equipment	4,942,145	2,504,185

Total property and equipment, net (Note 3)	16,232,653	12,076,043

Other assets
Deposits	338,772	309,833
Investment in marketable securities (Note 13)	440,000	-
Investments in partnerships (Note 5)	17,400	17,400
Goodwill	212,414	212,414
Other	20,413	20,413

Total other assets	1,028,999	560,060

Total assets	$25,254,895	$28,654,125

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable	$402,003	$619,069
Notes payable – related parties		501,036
Deferred revenue	242,163	-
Accounts payable and accrued expenses	5,699,153	2,237,116
Amounts payable to joint venture participants	281,419	280,815
Advances from joint venture participants, net	3,671,927	5,408,909

Total current liabilities	10,296,665	9,046,945

Non-Current Liabilities
Due to joint ventures	-	-
Asset Retirement Obligation	240,394	216,714
Long-term portion of notes payable – related parties		698,963
Long-term portion of notes payable	2,355,707	2,047,885

Total non-current liabilities	2,596,101	2,963,562

Total liabilities	12,892,766	12,010,507

Minority interest	249,945	5,410,746

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized; 25,077,184 and 23,546,655 issued and outstanding at December 31, 2007, and 2006	25,077	23,407
Less: common stock in treasury, at cost, 100,025 shares at December 31, 2007 and 2006.	(13,370)	(13,370)

Capital in excess of par value	37,090,714	28,692,780
Additional paid in capital – warrants	782,729	247,313
Additional paid in capital – stock options	1,800,642	1,262,404
Accumulated deficit	(27,586,553)	(18,979,662)
Accumulated other comprehensive income	12,945	-

Total stockholders’ equity	12,112,184	11,232,872

Total liabilities, minority interest and stockholder’s equity	$25,254,895	$28,654,125

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	2007	2006	2005
Revenues
Sale of oil and gas	$761,279	$1,029,606	$901,159
Rig income	2,726,692	873,368	-
Royalty income	-	-	883
Partnership income	30,000	45,000	30,000
Interest income	282,785	72,707	118,608
Drilling and development	6,131,613	2,497,256	11,422,234
Other income	1,083,738	418,786	53,226

Total revenues	11,016,107	4,936,723	12,526,110

Costs and expenses
Mining exploration costs	391,255	510,583	4,112,717
Production costs	430,068	388,700	93,429
Drilling and development	5,010,799	1,799,792	9,267,621
Rig operating expenses	1,374,649	566,649	-
General and administrative	10,372,892	6,110,921	3,521,311
Interest	258,829	396,672	118,047
Investment	203,782	-	-
Depreciation, depletion and amortization	1,238,733	585,439	242,527
Impairment of acquisition costs	481,930	459,243	90,165
Total costs and expenses	19,762,937	10,817,999	17,445,817

Loss from continuing operations, before income taxes and discontinued operations	(8,746,830)	(5,881,276)	(4,919,707)
Tax provision	-	-	-

Loss from continuing operations, before discontinued operations	(8,746,830)	(5,881,276)	(4,919,707)

Loss from discontinued operations (Note 12)	-	(4,774,840)	(4,810,364)
Gain on disposal of discontinued operations (Note 12)	-	9,715,604	-

Loss before minority interest	$(8,746,830)	$(940,512)	$(9,730,071)

Minority interest	(139,939)	$(27,341)	-
Net Loss	$(8,606,891)	$(913,171)	$(9,730,071)
Basic net loss per share:
Loss from continuing operations	$(0.35)	$(0.25)	$(0.22)
Income (loss) from discontinued operations, net	$-	$0.21	$(0.21)
Basic loss per common share	$(0.35)	$(0.04)	$(0.43)

Weighted average number of shares outstanding	24,723,766	23,374,205	22,426,580

Potentially dilutive shares outstanding	28,061,401	26,377,537	25,030,468

No dilution is reported since net income is a loss per SFAS 128
The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
					Paid in
	Total			Capital in	Warrants &	Common	Accumu-
	Common	Treasury	Par	Excess of	Stock	Stock	lated	Treasury	Other	Stockholders’
	Shares	Shares	Value	Par Value	Options	Receivable	Déficit	Stock	Comprehensive Income	Equity

Balance at December 31, 2004	21,836,052	100,025	21,836	15,125,607	-	(750)	(8,336,420)	(13,370)		6,796,903

Issuance of common stock	970,124	-	970	9,199,610	-	-	-	-		9,200,580
Stock issuance cost	-			(432,067)	-	-	-	-		(432,067)
Common stock receivable	-			-	-	750	-	-		750
Drilling program equity	-			1,736,625	-	-	-	-		1,736,625
Net loss	-			-	-	-	(9,730,071)	-		(9,730,071)

Balance at
December 31, 2005	22,806,176	100,025	$22,806	$25,629,775	-	-	$(18,066,491)	$(13,370)		$7,572,720

Issuance of common stock	740,479		601	3,373,745	-	-	-	-		3,374,346
Stock issuance cost	-	-	-	(310,740)	-	-	-	-		(310,740)
Warrants (see note 10)	-	-	-	-	$247,313	-	-	-		247,313
Stock Based Compensation (see note 5)	-	-	-	-	1,262,404	-				1,262,404
Net loss	-	-	-	-	-	-	(913,171)			(913,171)
)Balance at
December 31, 2006	23,546,655	100,025	$23,407	$28,692,780	$1,509,717	-	$(18,979,662)	$(13,370)		$11,232,872
Issuance of common stock	1,530,529		-	9,479,833	-	-	-	-	-	9,479,833
Stock issuance cost	-	-	1,670	(1,081,900)	-	-	-	-	-	(1,080,230)
Warrants (see note 10)	-	-	-	-	$1,073,654	-	-	-	-	1,073,654
Stock Based Compensation (see note 5)	-	-	-	-	-	-	-		-
Other Comprehensive income	-	-	-	-	-	-	-	-	12,945	12,945
Net loss	-	-	-	-	-	-	(8,606,891)	-	-	(8,606,891)
Balance at
December 31, 2007	25,077,184	100,025	$25,077	$37,090,713	$2,583,371	-	$(27,586,553)	$(13,370)	12,945	$12,112,183

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

Drilling and Development
Oil and gas prospects are developed by the Company for sale to industry partners and drilling investors.  These prospects are usually exploratory, and include costs of leasing, acquisition, and other geological and geophysical costs (hereafter referred to as “GGLA”) plus a profit to the Company.  Prior to 2002, the Company recognized revenue and profit from prospects sales when sold, irrespective of drilling commencement (“spudding”).

Starting 2002 the Company changed its prospect offerings by inclusion of estimated costs of drilling in addition to GGLA costs. This offering is termed a “turnkey” exploratory drilling opportunity because drilling investors are charged only one certain amount in return for Tri-Valley drilling a well to the agreed total depth.  The drilling investor only is charged the total “turnkey” amount, and is not liable for any additional costs associated with drilling to the agreed total depth.  Once the well is drilled to total depth and revenue has been recognized, the drilling partners own 75% of the well and Tri-Valley owns 25% of the well.

If the well has been spudded and the well is not drilled to total depth or goes unlogged, Tri-Valley is responsible to drill another well to the agreed total depth per the “turnkey” contract.  The drilling partners are not obligated for any additional costs to drill another well other than the original “turnkey” amount.

Once the well is spudded, drilling investor money is not refundable.  In conformity with the guidelines provided in SEC Staff Accounting Bulletin (SAB) Topic 13, Tri-Valley only recognizes revenue when it is realized and earned.  Tri-Valley considers “turnkey” revenue to be earned when the well is logged. Amounts charged are included in an Authority for Expenditure (AFE), which is a budget for each project well.  Tri-Valley prepares the AFE and bears all risk of well completion to total depth.  If the well is drilled to total depth for actual costs less than the AFE amounts, the Company realizes a profit. Conversely, if actual costs exceed the AFE, Tri-Valley realizes a loss and is liable for all costs beyond the “turnkey” amount.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	December 31,		December 31,		December 31,
	2007		2006		2005

Beginning asset retirement obligations	$216,714		$92,108		$0

Liabilities assumed in acquisitions	2,380	(3)	111,364	(2)	92,108	(1)
Accretion of discount	21,300		13,242

Ending asset retirement obligations	$240,394		$216,714		$92,108

Oil and Gas Property and Equipment (Successful Efforts, continued)

(1)	The Company’s portion of the liability for the plugging and abandonment of the wells acquired from the Temblor Valley, Pleasant Valley and previous acquisitions.

(2)	The Company’s portion of the liability for the plugging and abandonment of the wells acquired from the C & L/Crofton & Coffee lease, the Claflin lease and the SP/Chevron lease.

(3)	The Company’s portion of the liability for the plugging and abandonment of wells drilled from the Temblor Valley and Pleasant Valley acquisitions.

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

		December 31,	December 31,	December 31,
		2007	2006	2005

Net Income	As reported	$ (8,606,891)	$ (913,171)	$(9,730,071)
Add: Stock-based compensation expense included in reported net income, net of tax benefit		868,962	1,262,404	—
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax		(868,962)	(1,262,404)	(631,000)
	Pro forma	$(8,606,891)	$(913,171)	$(10,361,071)

Earnings per share	As reported	(0.35)	(0.04)	(0.43)
	Pro forma	(0.35)	(0.04)	(0.46)

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

NOTE 4 – NOTES PAYABLE

	December 31,
	2007	2006

Note payable to Rabobank dated October 5, 2005, secured by a vehicle, interest at 6.5%, payable in 60 monthly installments of $599.	$18,527	$25,119

Note payable to Jim Burke Ford dated November 18, 2005; secured by a vehicle; interest at 6.49%; payable in 60 monthly installments of $714.	22,677	30,520

Note payable to Sealaska Corporation dated July 15, 2005; secured by mining machines and equipment; imputed interest at 7.5%; payable in 10 yearly installments of $200,000. Face amount was $2,000,000 before the imputed interest discount of $627,184 which resulted in a principal amount of $1,372,816.	1,171,461	1,275,777

Note payable to Jim Burke Ford dated November 18, 2005 paid in full during 2007; secured by a vehicle; interest at 6.49%; payable in 60 monthly installments of $493.	-	20,351

Note payable to Three Way Chevrolet dated April 03, 2006; secured by a vehicle; interest at 5.90%; payable in 60 monthly installments of $577.	20,926	27,356

Note payable to Three Way Chevrolet dated February 24, 2006; secured by a vehicle; interest at 9.70%; payable in 60 monthly installments of $1,324.	44,018	56,864

Note payable to Moss Family Trust dated February 14, 2006; secured by 100,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $13,747.	442,147	547,108

Note payable to Moss Family Trust dated March 8, 2006; secured by 40,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $5,728	184,228	227,961

NOTE 4 – NOTES PAYABLE (Continued)

	December 31,
	2007	2006
Note payable to F. Lynn Blystone and Patricia L Blystone dated March 21, 2006 paid in full during 2007; secured by 6% overriding royalty interest in the Temblor Valley Production; interest at 1.00% per month, paid in full April 2007.	-	150,000

Note payable to Sun Valley Trust dated December 01, 2006 paid in full during 2007; payable in 6 monthly installments of $50,000. Unsecured	-	300,000

Note payable to Three Way Chevrolet dated January 22, 2007; secured by a vehicle; interest at 6.90%; payable in 60 monthly installments of $622.	26,504	-
Note payable to Three Way Chevrolet dated September 11, 2006; secured by a vehicle; interest at 4.90%; payable in 60 monthly installments of $927.	38,000	46,994

Note payable to Three Way Chevrolet dated September 11, 2006; secured by a vehicle; interest at 6.90%; payable in 60 monthly installments of $633.	24,999	30,631

Note payable to Three Way Chevrolet dated October 31, 2006; secured by a vehicle; interest at 9.70%; payable in 60 monthly installments of $1,679.43.	62,259	78,272

Note payable to Gary D, Borgna and Julie R. Borgna, and Equipment 2000 dated December 30, 2006; secured by Rig Equipment; imputed interest at 8.00%; payable in 120 monthly installments of $9,100 and a payment of $300,000 paid January 3, 2007. Face amount was $1,392,000 before the discount of $342,000 which resulted in a principal amount of $1,050,000. (also see note 5 – related party transactions)	698,964	1,050,000

	2,757,710	3,866,953
Less current portion	402,003	1,120,105

Long-term portion of notes payable	$2,355,707	$2,746,848

Maturities of long-term debt for the years subsequent to December 31, 2007 are as follows:

2008	$402,003
2009	440,720
2010	481,970
2011	304,293
2012-2016	1,128,724

$2,757,710

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

A summary of the status of the Company's fixed stock option plan as of December 31, 2007, 2006 and 2005 and changes during the years ending on those dates is presented below:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Fixed Options
Outstanding at beginning of year	2,914,850	$2.67	2,757,600	$2.03	2,553,600	$1.28
Granted	700,000	$7.41	445,000	$6.19	271,000	$5.82
Exercised	(440,000)	$1.99	(287,750)	$2.03	(67,000)	$1.94
Cancelled	(207,500)	$8.26	-	-	-	-

Outstanding at end of year	2,967,350	$3.50	2,914,850	$2.67	2,757,600	$2.03

Options exercisable at year-end	2,417,850	$2.64	2,674,850	$2.26	2,647,600	$1.70

Weighted-average fair value of options granted during the year	$4.00		$4.78		$3.32

Available for issuance	1,831,500		824,000		119,000

A summary of the status of the Company’s nonvested options as of December 31, 2006 and changes during the year ended December 31, 2007, is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at December 31, 2006	245,000	$6.95

Granted	700,000	$7.41
Vested	(395,500)	$7.31

Nonvested at December 31, 2007	549,500	$7.28

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

		December 31,
	2007	2006	2005

Drilling and development revenue	$6,131,613	$2,497,256	$11,422,234

Drilling and development costs	$5,010,799	$1,799,792	$9,267,621

Oil and gas income from the Tri-Valley Oil & Gas Exploration Programs 1971-1 for fiscal year ended December 31, 2007, 2006 and 2005 are as follows:

		December 31,
	2007	2006	2005

Partnership income, net of expenses	$30,000	$45,000	$30,000

NOTE 6 – EARNINGS PER SHARE

Year	Full Year Basic Earnings (Loss) Per Share	Weighted- Average Shares Outstanding	Weighted-Average Potentially Dilutive Shares Outstanding
2007	$(0.35)	24,723,766	28,061,401
2006	$(0.04)	23,374,205	26,377,537
2005	$(0.43)	22,426,580	25,030,468

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

The components of deferred tax assets at December 31, 2007, 2006 and 2005 are composed of:

	December 31,	December 31,	December 31,
	2007	2006	2005

Net operating loss carryforwards	$9,219,236	$4,867,050	$5,229,460
Statutory depletion carryforwards	540,330	508,050	455,070

	9,759,566	5,375,119	5,684,530
Less: deferred tax asset valuation allowance	(9,759,566)	(5,375,119)	(5,684,530)

Net deferred tax assets	$-	$-	$-

Income tax benefit (provision) is computed as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005
Current:
Federal	$0	$0	$0
State	0	0	0
	$0	$0	$0

Deferred:
Federal	$0	$0	$0
State	0	0	0
	$0	$0	$0

Total income tax benefit (provision):

	December 31,	December 31,	December 31,
	2007	2006	2005

Continuing operations	$0	$0	$0
Discontinued operations	0	0	0
	$0	$0	$0

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

The Companies’ total reportable segment revenue and segment net income (loss) do not correspond with the enterprises consolidated revenue and consolidated income (loss) before income taxes.  The Company’s segment revenue excludes other income and partnership income which are not affiliated with external customers, when compared to the enterprises consolidated revenue.  The company’s segment net income (loss) does not include minority interest when compared to the enterprise’s consolidated income (loss) before income taxes.

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

-	Drilling and development includes revenues received from oil and gas drilling and development operations performed for joint venture partners, including the Opus-I drilling partnership.

NOTE 9 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas	Rig		Drilling and
	Production	Operations	Minerals	Development	Total
Year ended December 31, 2007

Revenues from external customers	$761,279	$3,236,990	$573,440	$6,131,613	$10,703,322

Interest revenue	$281,502	$-	$1,283	$-	$282,785

Interest expense	$101,322	$71,859	$85,644	$-	$258,829

Operating income (loss)	$131,857	$585,137	$(618,130)	$1,120,813	$1,219,677

Expenditures for segment assets	$2,280,187	$3,471,352	$-	$-	$5,751,539

Depreciation, depletion, and amortization	$229,354	$766,905	$242,473	$-	$1,238,732

Total assets	$23,033,171	$(139,739)	$2,361,463	$-	$25,254,895

Estimated income tax benefit (expense)	$-	$-	$-	$-	$-

Net income (loss)	$(7,011,433)	$(2,061,340)	$(654,932)	$1,120,814	$(8,606,891)

Year ended December 31, 2006

Revenues from external customers	$1,029,606	$873,368	$178,500	$2,497,256	$4,578,730

Interest revenue	$72,707	$-	$-	$-	$72,707

Interest expense	$26,834	$2,373	$267,465	$-	$396,672

Operating income (loss)	$830,475	$306,719	$(465,153)	$507,465	$1,179,506

Expenditures for segment assets	$1,146,146	$5,444,646	$15,000	$-	$6,605,792

Depreciation, depletion, and amortization	$159,289	$81,530	$344,620	$-	$585,439

Total assets	$18,517,488	$7,853,046	$2,283,591	$-	$28,654,125

Estimated income tax benefit (expense)	$-	$-	$-	$-	$-

Net income (loss)	$(4,638,280)	$(24,002)	$3,051,646 *	$697,465	$(913,171)

*  In the fourth quarter we sold our interest in Tri-Western Resources and an associated industrial site for a net gain of $9,715,604.  See note 12 for a pro forma schedule.

NOTE 9 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas		Drilling and
	Production	Minerals	Development	Total

Year ended December 31, 2005

Revenues from external customers	$901,159	$200	$11,422,234	$12,323,593

Interest revenue	$118,609	$2,295	$-	$120,904

Interest expense	$2,115	$375,829	$-	$377,944

Operating income (loss)	$(2,248,486)	$(3,610,142)	$2,154,613	(3,704,015)

Expenditures for segment assets	$1,260,884	$9,490,540	$-	$10,751,424

Depreciation, depletion, and amortization	$58,319	$442,134	$-	$500,453

Total assets	$8,427,037	$9,614,726	$1,696,967	$19,738,730

Estimated income tax benefit(expense)	$-	$-	$-	$-

Net income (loss)	$(5,615,595)	$(6,269,089)	$2,154,613	$(9,730,071)

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

The Opus Drilling Program joint venture status at December 31, 2007 is as follows:

Total Opus Contributions	$64,763,796
Total Opus Expenditures	$61,864,663
Remaining advances	$2,899,133
Interest credited to joint account	$686,802

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures and lease arrangements as of December 31, 2007

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total
Long term debt(1)	$402,003	$1,324,693	$786,267	$244,747	$2,757,710
Operating lease commitments (2)	185,640	371,280	30,940	-	587,860
Total contractual cash obligations	$587,643	1,695,973	$817,207	$244,747	$3,345,570

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

TRI-VALLEY CORPORATION
UNAUDITED PROFORMA CONDENSED CONSOLIDATED STATEMENT OF LOSSES
DECEMBER 31, 2007

	For the year ended December 31, 2007
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$11,016,107	-	$11,016,107
Total Costs and Expenses	$19,758,682	-	$19,742,749
Net loss from continued operations	$(8,742,575)	-	$(8,742,575)
Loss from discontinued operations	$-	-	$-
Gain from sell of discontinued operations	$-	-	$-
Income (loss) before minority interest	$(8,742,575)		$(8,742,575)
Minority interest	(139,939)	-	(133,939)
Net loss	(8,606,891)	-	(8,606,891)

Continued operations loss per common share	$(0.35)	-	$(0.35)
Discontinued operations earnings per common share	$-	-	$-
Basic loss per common share	$(0.35)	-	$(0.35)
Weighted average number of shares outstanding	24,723,766	-	24,723,766
Potentially dilutive shares outstanding	28,061,401	-	28,061,401

	For the year ended December 31, 2006
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$4,936,723	$-	$4,936,723
Total Costs and Expenses	$10,817,999	$-	$10,817,999

Net loss from continued operations	$(5,881,276)	$-	$(5,881,276)
Loss from discontinued operations	$(4,774,840)	$(4,774,840)	$-
Gain from sell of discontinued operations	$9,715,604	$9,715,604	$-
Income (loss) before minority interest	$(940,512)	$4,940,764	$(5,881,276)
Minority interest	(27,341)	-	-
Net loss	(913,171)	$4,940,764	$(5,881,276)
Continued operations loss per common share	$(0.25)	$-	$(0.25)
Discontinued operations earnings per common share	$0.21	$0.21	$0.00
Basic loss per common share	$(0.04)	$ (0.21)	$(0.25)
Weighted average number of shares outstanding	23,374,205	-	23,374,205
Potentially dilutive shares outstanding	26,377,537	-	26,377,537
	$4,936,723	$-	$4,936,723

	For the year ended December 31, 2005
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$12,526,110	$-	$12,526,110
Total Costs and Expenses	$17,445,817	$-	$17,445,817
Net loss from continued operations	$(4,919,707)	$-	$(4,919,707)
Loss from discontinued operations	$(4,810,364)	$(4,810,364)	$-
Net loss	$(9,730,071)	$(4,810,364)	$(4,919,707)
Continued operations loss per common share	$(0.43)	$0.21	$(0.22)
Basic loss per common share	$(0.43)	$0.21	$(0.22)
Weighted average number of shares outstanding	22,426,580	-	22,426,580
Potentially dilutive shares outstanding	25,030,468	-	25,030,468

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

December 31, 2007

Net cost of equities	$427,055
Unrealized Losses	(10,000)
Unrealized Gains	22,945
Fair Market Value	$440,000

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

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent petroleum engineers for the years ended December 31, 2007, 2006, and 2005. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005

Aggregate capitalized costs:
Proved properties	$3,026,660	$2,169,496	$1,795,653
Unproved properties	2,414,843	2,792,340	3,009,564
Accumulated depletion, depreciation and amortization	(882,753)	(761,571)	(649,550)

Net capitalized assets	$4,558,750	$4,200,265	$4,155,667
Supplemental Information (unaudited)

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:

	December 31,	December 31,	December 31,
	2007	2006	2005

Acquisition of producing properties and productive and non-productive acreage	$-	$400,000	$1,736,625

Exploration costs and development activities	$-	$-	$-

Supplemental Information (unaudited)

Results Of Operations From Oil And Gas Producing Activities

The results of operations from oil and gas producing activities are as follows:

	December 31,	December 31,	December 31,
	2007	2006	2005

Sales to unaffiliated parties	$791,279	$1,074,606	$932,042
Production costs	(430,068)	(388,700)	(93,429)
Depletion, depreciation and amortization	(229,354)	(159,289)	(28,226)
	131,857	526,617	810,387
Income tax expense	-	-	-

Results of operations from activities before extraordinary items (excluding corporate Overhead and interest costs)	$131,857	$526,617	$810,387

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

	December 31,	December 31,	December 31,
	2007	2006	2005

Future cash in flows	$36,745,611	$19,415,065	$19,154,814

Future production and development costs	(12,714,080)	(5,858,187)	(4,292,152)

Future income tax expenses	(1,568,917)	(722,868)	(659,464)
Future net cash flows	22,462,614	12,834,010	14,203,198
10% annual discount for estimated timing of cash flows	10,138,224	6,712,715	7,147,126
Standardized measure of discounted future net cash flow	$12,324,390	$6,121,295	$7,056,072

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

Supplemental Information (unaudited)

Changes In Standardized Measure Of Discounted Future Net Cash Flow From Proved Reserve Quantities (Continued)

The "Net change in income taxes" is computed as the change in present value of future income taxes.

	December 31,	December 31,	December 31,
	2007	2006	2005

Standardized measure - beginning of period	$6,121,295	$7,056,072	$1,958,238

Sales of oil and gas produced, net of production costs	(690,155)	(640,515)	(807,930)
Revisions of estimates of reserves provided in prior years:
Net changes in prices	8,801,793	(2,215,972)	1,412,965
Revisions of previous quantity estimates	1,641,446	(2,512,220)	1,630,965
Extensions and discoveries	4,718,914	-	11,345,272
Property acquisition	-	2,370,080	-
Accretion of discount	(15,970,845)	434,411	(6,204,768)
Changes in production and development costs.	6,855,893	1,566,035	(1,580,186)
Net change in income taxes	846,049	63,404	(698,484)

Net increase (decrease)	6,203,095	(934,777)	5,097,834

Standardized measure - end of period	$12,324,390	$6,121,295	$7,056,072

Supplemental Information (unaudited)

Quarterly Financial Data (unaudited)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$1,516,300	$1,299,709	$3,912,591	$4,004,721

Net Income (Loss)	$(2,402,019)	$(2,810,243)	$(1,038,643)	$(2,355,986)

Net Income per Common Share - Basic	$(0.09)	$(0.11)	$(0.05)	$(0.10)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$369,765	$978,340	$1,356,311	$2,532,307

Net Income (Loss)	$(3,064,107)	$(3,240,179)	$(2,673,198)	$8,064,313	*

Net Income (Loss) per Common Share	$(0.13)	$(0.14)	$(0.11)	$0.34

* In the fourth quarter we sold Tri-Western Resources and an associated building for a net gain of $9,715,604.

	2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$202,108	$1,846,630	$6,781,574	$3,698,294

Net Income (Loss)	$(3,375,111)	$(717,680)	$(345,932)	$(5,291,348)

Net Income (Loss) per Common Share	$(0.15)	$(0.03)	$(0.02)	$(0.23)

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

Changes in Internal Control

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

March 13, 2008
Bakersfield, California

PART III

ITEM 10  Directors and Executive Officers of the Registrant

All of our directors serve one year terms from the time of their election to the time their successor is elected and qualified.  The following information is furnished with respect to each director and executive officer who served as such during the fiscal year ended December 31, 2007:

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

Since 1989, Mr. Carlson has been a principal in Earthsong Corporation, which, in part, consults on environmental matters and performs environmental audits for government agencies and public and private concerns.  Mr. Carlson attended the University of Colorado at Boulder and the University of Denver.  Mr. Carlson was an independent member of our Board of Directors.  His former career experience included being corporate secretary of Union Sugar, a unit of Sara Lee Corporation and chairman of the Energy End Users Committee of the California Manufacturers Association.  Mr. Carlson retired from our Board of Directors in February 2008.

Loren J. Miller, CPA – 62	Director	1992

Mr. Miller has served as Treasurer of the Jankovich Company from 2001 until his retirement in 2008.  Prior to that he served in other positions at Jankovich from 1994 to 2001.  Prior to that he served successively as vice president and chief financial officer of Hershey Oil Corporation from 1987 to 1990 and Mock Resources from 1991 to 1992.  Prior to that he was vice president and general manager of Tosco Production Finance Corporation from 1975 to 1986 and was a senior auditor for the accounting firm of Touche Ross & Company from 1968 to 1973.  He is experienced in exploration, production, product trading, refining and distribution as well as corporate finance.  He holds a B.S. in accounting and a M.B.A. in finance from the University of Southern California.  Mr. Miller is an independent member of our Board of Directors.

Henry Lowenstein, Ph.D - 53	Director	2005
Dr. Lowenstein is Dean and Professor of Management at the E. Craig Wall Sr. College of Business Administration, Coastal Carolina University, Conway, South Carolina. Prior to joining the Coastal Carolina University faculty in 2007, he was Dean of Business and Public Administration at California State University Bakersfield since 2002.   Dr. Lowenstein has broad background in management within business, academic, government and public service organizations.  He serves on the Pre-Accreditation Committee of AACSB International, the top accreditation agency for business schools worldwide. Previous academic positions include universities in Illinois, Virginia and West Virginia. Dr. Lowenstein is published in fields of human resource management, public policy and transportation.  In business he was a corporate officer for Kemper Group-Insurance and Financial Services, Dominion Bankshares Corporation, and Americana Furniture, Inc.  He previously served as a management analyst for the Executive Office of the President of the United States-Office of Management and Budget under the Gerald Ford Administration.  Dr. Lowenstein received his Ph.D. in Labor and Industrial Relations from the University of Illinois; an M.B.A. from George Washington University; and B.S. in Business Administration from Virginia Commonwealth University.  He serves on Tri-Valley's Personnel and Compensation Committee and is Chairman of the Nominating and Corporate Governance Committee.  Dr. Lowenstein is an independent member of our Board of Directors.

William H. “Mo” Marumoto - 72	Director	2005
Mr. Marumoto had over 30 years experience in the executive and personnel search profession as chairman and chief executive officer of his own retained search firm, The Interface Group Ltd, where he worked from 1975 to 2005.  Here he was named to the Global Top 200 Executive Recruiters and several other worldwide professional awards and recognitions.  Upon retirement from Interface Group, he accepted a position as President and CEO of The Asian Pacific Institute for Congressional Studies (APAICS) in September 2006, which he held until his death in November 2008.  He has 40 years experience in public, private and academic sectors.  He worked for three years as presidential aide in the Nixon White House.  Earlier he was assistant to the secretary of health, education and welfare.  Mr. Marumoto was an advisor to numerous organizations, colleges, public agencies and businesses.  In 2002 he was appointed by President George W. Bush to the advisory committee of the John F. Kennedy Center for the Performing Arts.  In fiscal 2007, Mr. Marumoto served as Chair of our Compensation committee and as an independent member of our Board of Directors.

G. Thomas Gamble - 46	Director	2006
A graduate of UCLA, Mr. Gamble is a successful rancher and businessman with current active investments in agriculture, food processing, educational services, oil, gas and minerals.  From 2001 to the present, Mr. Gamble is a manager and partner in Davis and Gamble, a wine production and sales company.  In 2003, the California State Senate proclaimed privately owned Davies and Gamble, which produces critically acclaimed wines in California’s Napa Valley, its Green Entrepreneur Of The Year, and in 2005, Mozzarella Fresca, the nation’s premier producer of fresh Italian cheeses, of which he is a director and original investor, received the Certificate of Special Congressional Recognition as business of the year.  He is also a director and original investor in Boston Reed College which provides educational opportunities to busy adults seeking stable and growing careers in the California health care industry.  Mr. Gamble is an independent member of our Board of Directors.

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
Dr. Gabriel is the former. U.S. Ambassador to Morocco and since 2002 is President and CEO of the Washington D.C. based public affairs firm, The Gabriel Company, LLC.  Ambassador Gabriel brings a diverse background in a variety of petroleum and other energy sources. Mr. Gabriel’s experience is both domestic and international, with extensive relationships in U.S. and Middle Eastern governments, as well as capital resources interested in energy. He is on the advisory board of Guggenheim Partners, a private wealth management firm. His career includes senior management positions with firms such as CONCORD and Madison Public Affairs Group in which he advised Fortune 100 Companies on multi-national matters in technology, energy, banking, environmental, and tax policies. Ambassador Gabriel served the Federal Energy Administration/U.S. Department of Energy as Senior Economic Analysts. He serves as Member, Global Advisory Board of George Washington University and Vice-Chairman of the American Task Force for Lebanon. He is on the board of directors of the American School of Tangier and the Casablanca American School. He is a graduate of Gannon University, was awarded an honorary Doctorate of Laws from Gannon, and he is a member of the University Economics Honor Society. Mr. Gabriel is an independent member of our board of directors.

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

Named as Tri-Valley Corporation’s chief financial officer in November 2005.  Prior to coming to Tri-Valley, Art was a self-employed financial consultant from 2000 to 2005.  Mr. Evans has a full range of accounting, mergers and acquisitions and financial management experience in several industries as well as oil, gas and mining and with Fortune 500 companies as well as independents like Tri-Valley.  He held several senior financial management positions with Getty Oil and Texaco.  He holds a B.S. in accounting from Weber State University, a M.B.A. in finance from Golden State University and a M.S. in systems management from the University of Southern California.  His professional designations include Certified Public Accountant, Certified Management Accountant and Certified Financial Manager.

Joseph R. Kandle – 65	President and Chief Operating Officer Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	1998

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

Mr. Bell joined Tri-Valley in June 2007, and served in a dual executive role spanning TVOG and GVPS. Mr. Bell leads our oil and gas assets exploitation operations, our engineering & field management personnel, and all company-owned rig and shop/yard operations and personnel.  Robert has over 26 years of domestic and international experience in engineering and management that includes both major and independent oil & gas companies as well as the service sector.  He served as V.P. of Exploitation for Plains E & P Co. from 2000 to 2003 and V.P. of Operations Bonanza Creek Oil Co., LLC from 2003 to 2004.  Mr. Bell has field development experience ranging from large-scale world class projects to marginal/mature oil and gas developments, which includes the full E&P spectrum spanning light and heavy oil to mature, gas production, and from exploration conceptual engineering to full field development and tertiary recovery. His domestic experience includes the areas of California, Alaska, the Rockies, Texas (E/SE/S), and the Gulf Coast/Gulf of Mexico.  His international residence experience includes Perth, Australia and Quito, Ecuador.  Robert has extensive training in French and Spanish languages, and has co-authored several industry papers on state-of-the-art operations technology.  He is a Petroleum and Natural Gas Engineering graduate of Penn State University, and is a member of SPE and AADE.  Mr. Bell resigned from Tri-Valley in October 2008.

James G. Bush - 58	Vice President Exploration Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	2007

Mr. Bush joined the Company in June 2007.  Mr. Bush brings a wide range of experience with over 30 years in the natural resource industry (oil, gas, and minerals), the consulting business, and in heavy industry.  Prior to Tri-Valley, Jim spent 10 years with the Department of Energy’s Pacific Northwest National Laboratory as a manager of Business and Technology Development from 1996 to 2007, and the previous 10 years with ICF Kaiser Engineers.  Prior to that, he worked for Atlantic Richfield (on and off-shore Alaska and Texas), Aspen Exploration, and the Anaconda Copper Co.  His areas of expertise include oil and gas exploration and drilling, uranium exploration and drilling, and metals exploration, with particular expertise in gold placer exploration and mining (he was the finding geologist for Alaska’s recent Valdez Creek gold mine).  Jim received his Bachelors of Science degree in Geology from Ohio State University and his Masters of Science from South Dakota School of Mines and Technology.  Jim is certified by the American Institute of Professional Geologists, and is a registered geologist in the States of Alaska and Washington.  It should be noted that Jim also served three years in the U.S. Navy Seabees.

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

The following chart shows the comparison of Tri-Valley executive compensation to the peer group average:

 2006 President/CEO Comparison
TIV to Peer Group Average

	Tri-Valley Corporation	Industry Peer Group Average
President/CEO
Base Salary	$159,000	$306,000
Bonus	0	$644,000
Stock/Options	$47,000	$194,000
Other Comp.	$5,000	$127,000

TOTAL	$211,000	$1,078,000

Vice President Level
Base Salary	$131,000	$206,000
Bonus	0	$303,000
Stock/Options	0	$147,000
Other Comp.	$4,000	$16,000

TOTAL	$135,000	$620,000

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

(a)	(b)	( c )	(d)	(e)	(f)
Name	Fiscal Year Ending	Salary	Stock Awards (1)	Option Awards (2)	Company 401-K Contribution	Total Compensation

F. Lynn	12/31/07	$159,000	$37,000	$0	$4,770	$200,770
Blystone, CEO	12/31/06	$159,000	$47,450	$0	$4,770	$211,220
	12/31/05	$159,000	$38,900	$0	$2,782	$200,682

Thomas	12/31/07	$135,000	$0	$0	$4,050	$139,050
Cunningham, CAO	12/31/06	$130,833	$0	$0	3,925	$134,758
	12/31/05	$115,000	$0	$0	$2,012	$117,012

Arthur M.	12/31/07	$120,000	$0	$17,000	$3,600	$140,600
Evans, CFO	12/31/06	$120,000	$0	$56,550	$3,600	$180,150
	12/31/05	$15,000	$0	$34,000	$450	$49,450

Joseph Kandle,	12/31/07	$170,000	$0	$0	$5,100	$175,100
Pres. TVOG	12/31/06	$163,333	$0	$0	$5,875	$169,208
	12/31/05	$150,000	$0	$0	$2,625	$152,625

Robert A. Bell,	12/31/07	$83,125	$0	$144,990	$2,494	$230,609
Vice Pres. Operations, TVOG

James G. Bush,	12/31/07	$112,560	$0	$96,000	$3,377	$211,937
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

		% of Total		Market Value
	Number of Shares	Options Granted	Exercise Price	of Securities
	Underlying Options	to Employees	Per Share	Underlying	Expiration
Name	Granted	in Fiscal Year	($/Security)	Options(3)	Date

Robert A. Bell(1)	135,000	23.5%	$8.81	$0	6/2017

James G. Bush(2)	130,000	22.6%	$7.88	$0	5/2017

(1)	The options were granted June 5, 2007 and 27,000 options were vested as of December 31, 2007
(2)	The options were granted May 23, 2007 and 20,000 options were vested as of December 31, 2007
(3)	Based on the difference between the exercise price per share and the market price of $7.40 per share as of December 31, 2007

Outstanding Equity Awards Table to Named Executive Officers and Directors

Name	Number of Securities Underlying		Option Exercise	Option Expiration
	Unexercised Options		Price	Date
	Exercisable	Unexercisable
( a )	(b)	(c)	(d)	(e)

Paul W. Bateman	20,000	80,000	$6.37	8/2/2017

Robert A. Bell	27,000	108,000	$8.81	6/5/2017

F. Lynn Blystone	100,000	0	$2.00	8/22/2008
	79,350	0	$0.50	6/19/2009
	50,000	0	$2.43	9/16/2010
	200,000	0	$1.22	11/10/2010
	300,000	0	$1.35	10/22/2011

James G. Bush	20,000	110,000	$7.88	5/23/2017

Milton Carlson	40,000	0	$0.55	8/22/2008
	50,000	0	$2.43	9/16/2010
	100,000	0	$1.22	11/10//2010
	50,000	0	$1.35	10/22/2011

Thomas J. Cunningham	100,000	0	$1.50	8/22/2008
	98,000	0	$0.50	6/19/2009
	50,000	0	$1.00	9/1/2009
	50,000	0	$2.43	9/16/2010
	150,000	0	$1.22	11/10/2010
	75,000	0	$1.35	10/22/2011

Arthur M. Evans	30,000	10,000	$9.55	11/18/2015
	5,000	0	$5.84	8/15/2016

Edward M. Gabriel	20,000	80,000	$6.49	8/1/2017

G. Thomas Gamble	40,000	40,000	$6.35	5/8/2016

Joseph R. Kandle	100,000	0	$0.50	6/19/2009
	100,000	0	$1.00	9/1/2009
	50,000	0	$2.43	9/16/2010
	150,000	0	$1.22	11/10/2010
	75,000	0	$1.35	10/22/2011

Henry Lowenstein	60,000	40,000	$6.35	5/8/2016

Loren J. Miller	0	0	0	0

William H. Marumoto	60,000	40,000	$6.35	5/8/2016

Compensation of Directors

The Company compensates non-employee directors for their service on the board of directors.

The following table sets forth information regarding the compensation paid to outside directors in 2007.

(a)	(b)	(c)	(d)	(e)

Name	Fees	Stock Awards (1)	Option Awards (2)	Total Compensation

Paul W. Bateman	$3,000		$40,200	$43,200

Milton Carlson	$9,500	$14,500	-	$24,000

Edward M. Gabriel	0		$40,800	$40,800

G. Thomas Gamble	$10,000	$14,500	$98,000	$122,500

Dr. Henry Lowenstein	$7,200	$14,500	$98,000	$119,700

Loren J. Miller	$9,500	$14,500	-	$24,000

William Marumoto	$7,400	$14,500	$98,000	$119,900

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

Each director is compensated at the rate of $2,000 per board meeting and $500 for each committee meeting as of December 31, 2007

ITEM 12  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2007, there were 25,077,184 shares of the Company's common stock outstanding.  The following persons were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock:

	Number of		Percent of
Name and Address	Shares		Total

F. Lynn Blystone	1,227,853	(1)	4.8%
P.O. Box 1105
Bakersfield, CA 93302

G. Thomas Gamble	2,183,834	(2)	8.7%
1250 Church Street
St. Helena, CA 94574

(1)	Includes 729,350 shares of stock Mr. Blystone has the right to acquire upon the exercise of options.
(2)	Includes 96,667 shares of stock Mr. Gamble has the right to acquire upon the exercise of warrants and options.

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

ITEM 14  Principal Accountant Fees and Services

YEAR	AUDIT SERVICES	TAX SERVICES	AUDIT RELATED
2007	$132,592	$60,390	$54,202
2006	$85,417	$43,925	$28,177

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

14.1	Code of Business Conduct & Ethics, incorporated by reference to Exhibit 14.1 of the Company’s Form 10-K filed with the SEC on April 2, 2007
21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed with the SEC on April 2, 2007

31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a), filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a), filed herewith.
32.1	Certification Pursuant to 18 U.S.C. §1350, previously filed.
32.2	Certification Pursuant to 18 U.S.C. §1350, previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

January 30, 2009	By:	/s/ F. Lynn Blystone
F. Lynn Blystone
President and Chief Executive Officer, and
CHOB

January 30, 2009	By:	/s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer