Form 10-K
period 2008-12-31
TRI VALLEY CORP
filed 2009-03-30
CIK 22551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008	Commission File No. 001-31852

TRI-VALLEY CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-0617433
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4550 California Avenue, Suite 600, Bakersfield, California 93309

(Address of Principal Executive Offices)

Registrant's Telephone Number Including Area Code: (661) 864-0500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	NYSE-Alternext US

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐	No ☒

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

As of March 16, 2009, 27,438,367 common shares were issued and outstanding.

The aggregate market value of the common shares of Tri-Valley Corporation held by non-affiliates on the last day of the registrant’s most recently completed second fiscal quarter was approximately $179 million.

DOCUMENTS INCORPORATED BY REFERENCE: None

TABLE OF CONTENTS

PART I
ITEM 1	Business	1
	Competition	2
	Governmental Regulation	3
	Environmental Regulation	3
	Employees	5
	Available Information	5
ITEM 1A	Risk Factors	5
ITEM 2	Properties	11
	Oil and Gas Operations	11
	Minerals Properties	14
ITEM 3	Legal Proceedings	19
ITEM 4	Submission of Matters to a Vote of Security Holders	19

PART II
ITEM 5	Market Price of the Registrant's Common Stock and Related Security Holder Matters	20
	Performance Graph	21
	Equity Compensation Plan Information	22
	Recent Sales of Unregistered Securities	22
ITEM 6	Selected Historical Financial Data	23
ITEM 7	Management's Discussion and Analysis of Financial Condition	23
	Notice Regarding Forward-Looking Statements	23
	Overview	24
	Critical Accounting Policies	25
	Other Significant Accounting Polices	26
	Accounting for Oil and Gas Producing Activities	26
	Rig Operations	28
	Mining Activity	28
	Results of Operations	30
	Financial Condition	33
	Operating Activities	33
	Investing Activities	34
	Financing Activities	34
	Liquidity and Capital Resources	34
ITEM 7A	Quantitative and Qualitative Disclosures about Market Risk	35
ITEM 8	Financial Statements	36
ITEM 9A	Controls and Procedures	74
	Evaluation of Disclosure Controls	74
	Management’s Report on Internal Control over Financial Reporting	74
	Changes in Internal Control	75
	Remediation of Material Weaknesses in Internal Control over Financial Reporting	75
PART III
ITEM 10	Directors and Executive Officers of the Registrant	78
ITEM 11	Executive Compensation	82
	Compensation Discussion and Analysis	82
	Personnel and Compensation Committee Report	87
	Summary Compensation Table	87
	Employment Agreement with Our President	88
	Aggregated 2008 Option Exercises and Year-End Values	88
	Option Grants During the Fiscal Year Ended December 31, 2008 to Named Executive Officers	88
	Outstanding Equity Awards Table to Named Executive Officers and Directors	90
	Compensation of Directors	91
ITEM 12	Security Ownership of Certain Beneficial Owners and Management	92
ITEM 13	Certain Relationships and Related Transactions	93
ITEM 14	Principal Accountant Fees and Services	93

ii

ITEM 15	Exhibits and Financial Statement Schedules	94
SIGNATURES		95

iii

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
•

Great Valley Production Services, LLC, (“GVPS”) was formed in 2006 to operate oil production services, well work over and drilling rigs, primarily for TVOG. In July of 2008, the drilling rigs were sold so that going forward the primary operations of GVPS will be to refurbish oilfield equipment for use in the Company’s operations and for sale to outside third parties. During the third and fourth quarters of 2008 Tri-Valley sold 26% of the ownership interest to private parties and retained a 74% ownership interest in this subsidiary.

•

Great Valley Drilling Company, LLC (“GVDC”) was formed in 2006 to operate an oil drilling rig, primarily in Nevada where Tri-Valley has 17,000 acres of prospective oil leases. With the downturn in Nevada drilling, in part because numerous project permits have been held up and because of abrupt negative economic factors, drilling rig activity is nil at present. GVDC had an opportunity to do contract drilling for third parties, however the opportunity has waned as both petroleum and geothermal projects are at a standstill. For the time being, until further funds from the economic stimulus legislation begin to underwrite geothermal projects, GVDC expects its rig to remain idle for most of 2009. The Company is considering whether to sell the rig.

•	Tri-Valley Power Corporation is inactive at the present time.

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

The Company’s four industry segments are:

-

Oil and gas operations include our share of revenues from oil and gas wells on which TVOG serves as operator and royalty income and production revenue from other partnerships in which we have operating or non-operating interests. It also includes revenues for consulting services for oil and gas related activities.

-

Rig operations began in 2006, when the Company acquired drilling rigs and began operating them through subsidiaries Great Valley Production Services, LLC, and Great Valley Drilling Company, LLC. Rig operations include income from rental of oil field equipment and income received from selling oilfield equipment.

-

Minerals include the Company’s mining and mineral prospects and operations, and expenses associated with those operations. In 2008, the Company recorded minerals revenue from consulting services performed for the mining and minerals industry, which are included on the operating statement as other income.

-	Drilling and development includes revenues received from oil and gas drilling and development operations performed for joint venture partners, including the Opus-I drilling partnership.

We sell substantially all of our oil and gas production to Conoco Phillips, Pacific Summit Energy and Big West of California. On December 22, 2008, Big West filed chapter 11 impounding some barrels and ultimately stopping sales to that entity. Other gatherers of oil and gas production operate within our area of operations in California, and we are confident that if these companies ceased purchasing our production we could find another purchaser on similar terms with no adverse consequences to our income or operations.

In 1987, we acquired precious metals claims on Alaska state lands near Richardson, Alaska. Over time, we conducted exploration operations on these properties and have reduced our original claims to a block of approximately 28,720 acres (44.9 square miles). We have conducted trenching, core drilling, bulk sampling and assaying activities to date and have reason to believe that mineralization exists to justify additional exploration activities. While the management and our technical team believe these properties hold considerable promise from data secured to date, we have not defined proven or probable mineral reserves on these properties. There is no assurance yet that a commercially viable mineral deposit exists on any of these above mentioned mineral properties. Further exploration is required before a final evaluation as to the economic and legal feasibility can be determined. The same is true for other mineral properties acquired in 2005 and 2006, as described below.

In 2004, Select acquired the Shorty Creek gold claims near Livengood, Alaska. In 2005, we transferred our existing gold exploration properties located near Richardson, Alaska to Select. In 2005, Select acquired a calcium carbonate quarry, located northwest of Ketchikan, Alaska. The latter is a very high grade, high bright deposit deemed to be among the top 1% of such deposits in the world. The quarry is in a care and maintenance mode while Select arranges a customer base before restarting the quarry. In 2005 and 2006, Select also owned and operated a 50% interest in an industrial minerals joint venture, Trans-Western Resources, which we sold in 2006.

In late 2005 and early 2006, exploration activities were conducted on each of our two gold properties. Further exploration is required on the gold properties before an evaluation as to the economic and technical feasibility can be determined. Select also seeks to acquire and develop additional metal and industrial mineral properties and maintains an interest in developing very conservative uranium ventures.

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

The rig operations industry is very competitive. We are competing with other oilfield services companies and other industries for personnel to crew our workover and drilling rig operation, which is very challenging as we attempt to increase our operations. The Company started treating this as a new segment of our business in 2007.

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

Governmental Regulation

Domestic exploration for the production and sale of oil and gas is extensively regulated at both the federal and state levels. Legislation affecting the oil and gas industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations affecting the oil and gas industry, which often are difficult and costly to comply with, and which carry substantial penalties for noncompliance. State statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations. Most states in which we will operate also have statutes and regulations governing conservation matters, including the unitization or pooling of properties and the establishment of maximum rates of production from wells. Many state statutes and regulations may limit the rate at which oil and gas could otherwise be produced from acquired properties. Some states have also enacted statutes prescribing ceiling prices for natural gas sold within their states. Our operations are also subject to numerous laws and regulations governing plugging and abandonment, the discharge of materials into the environment or otherwise relating to environmental protection. The heavy regulatory burden on the oil and gas industry increases its costs of doing business and consequently affects its profitability. Given the uncertainty of the regulatory environment, we cannot predict the impact on our financial condition or operating results.

Domestic exploration, development and operation of minerals and metals are extensively regulated at both the federal and state levels. Legislation affecting the mineral industry is under constant review for amendment or expansion, frequently increasing the regulatory burden. Also for the mineral industry, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations to which compliance is often difficult and costly and for which noncompliance often carries substantial penalties. State statutes and regulations require permits for exploration, including drilling, construction and operational permits, reclamation bonds, and reports concerning operations. Our activities are subject to numerous laws and regulations regarding reclamation and abandonment, the discharge of materials into the environment and in numerous other ways, environmental protection. Our activities are also subject to numerous laws and regulations related to health and safety of mine and mine related workers. The heavy regulatory burden on the mineral industry increases its costs of doing business and consequently affects its profitability. Delays in obtaining, as well as failure to maintain, government permits and approvals may adversely impact our activities. The regulatory environment in which Select Resources operates could change in ways that would substantially increase costs to achieve compliance, or otherwise could have a material adverse effect on Select Resources’ activities or financial position.

Environmental Regulation

Energy Operations

Our energy operations are subject to risks of fire, explosions, blow-outs, pipe failure, abnormally pressured formations and environmental hazards, such as oil spills, natural gas leaks, ruptures or discharges of toxic gases, the occurrence of any of which could result in substantial losses due to injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties and suspension of operations. We employ a full time credentialed specialist in health, safety, environmental and permitting functions and, in accordance with customary industry practice, we maintain insurance against these kinds of risks, but we cannot be sure that our level of insurance will cover all losses in the event of a drilling or production catastrophe. Insurance is not available for all operational risks, for example but not limited to such as risks that we will drill a dry hole, fail in an attempt to complete a well or have problems maintaining production from existing wells.

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

Compliance with environmental requirements, including financial assurance requirements and the costs associated with the cleanup of any spill, could have a material adverse effect on our capital expenditures or earnings. These laws and regulations have not had a material effect on our capital expenditures or earnings to date. Nevertheless, changes in environmental laws have the potential to adversely affect operations. At this time, we have no plans to make any material capital expenditures for environmental control facilities.

Mineral Operations

Select’s United States exploration and property development activities are subject to various federal and state laws and regulations governing the protection of the environment, including but not limited to the Clean Air Act; The Federal Water Pollution Control Act (the Clean Water Act); Compensation and Liability Act, Toxic Substance Control Act (CERCLA); the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act (RECRA), the Safe Drinking Water Act; the Solid Waste Disposal Act; the Toxic Substance

Control Act; the Migratory Bird Treaty Act; the Federal Mine Safety and Health Act; the Rivers and Harbors Act; the Mining Law of 1872; the National Historic Preservation Act; and the Law Authorizing Treasury’s Bureau of Alcohol, Tobacco and Firearms to Regulate Sale, Transport and Storage of Explosives, and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive. Select’s activities are also subject to federal and provincial governmental regulations for the protection of the environment. In general, environmental regulations have not had, and are not expected to have, a material adverse impact on Select’s activities or our competitive position. Because we do not have active mining operations at present, these regulations have little impact on our current activities. In 2008, 2007, 2006 and 2005, the regulatory requirements had no significant effect on our precious metals or industrial mineral activities as we continued our exploration and project development efforts.

We believe that Select complies with all laws and regulations imposed by the US Federal Government and the various states in which it operates for its activities. We conduct our operations so as to protect public health and environment and believe our activities are in compliance with applicable laws and regulations in all material respects. We have made, and expect to make in the future, expenditures to comply with such laws and regulations. We have made estimates of the amount of such expenditures, but cannot precisely predict the amount of such future expenditures due to changes in the regulatory environment and changes in our activities. Estimated future reclamation costs are based principally on legal and regulatory requirements that are applicable to each individual property.

Employees

We had a total of forty-one employees as of March 16, 2009.

Available Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission using SEC's EDGAR system. The SEC maintains a site on the Internet at http://www.sec.gov that contains all of the Company filings free of charge including reports, proxy and information statements and other information regarding us and other registrants that file reports electronically with the SEC. You may read and copy any materials that we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Our common stock is listed on the NYSE–A (f/k/a American Stock Exchange), under the symbol TIV. Please call the SEC at 1-800-SEC-0330 for further information about their public reference rooms. Our website is located at http://www.tri-valleycorp.com.

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

Our success depends heavily upon our ability to market oil and gas production at favorable prices. In recent decades, there have been both periods of worldwide overproduction and underproduction of hydrocarbons and periods of increased and relaxed energy conservation efforts. As a result the world has experienced periods of excess supply of, and reduced demand for, crude oil on a worldwide basis and for natural gas on a domestic basis; these periods have been followed by periods of short supply of, and increased demand for, crude oil and to a lesser extent, natural gas. The excess or short supply of oil and gas has placed pressures on prices and has resulted in dramatic price fluctuations. The dramatic price decrease during the fourth quarter of 2008 has greatly decreased the value of oil and gas reserves and the potential to profit from production of wells that were formerly considered commercially productive. The futures market for crude oil forecasts a significant increase in crude oil prices over the next six plus years, which if realized, would result in significant increases in reserves and profitable production.

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

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, equipment, supplies or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified drilling rig crews rise as the number of active rigs in service increases. If as a result of increasing levels of exploration and production in response to strong prices of oil and natural gas, the demand for oilfield services may rise, and the costs of these services may increase, while the quality of these services may suffer. The unavailability or high cost of drilling rigs, equipment, supplies or qualified personnel may become severe in California and may materially and adversely affect us because our operations and properties are concentrated in those areas.

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

Risks Involved in Our Rig Operations Business

Our rig operations have not had significant consistent revenue.

Our operations began in 2006. We have not realized a high rig utilization to date, and we cannot predict when we may begin to see increased rig utilization. Due to the current industry downturn, our drilling rig is idle. However, we anticipate a ramp-up in geothermal activity due to government initiatives and funding in 2009-2012.

Our rig operations may not be profitable due to:

New, lower cost competitors;

Low utilization of our rigs; and

Write-downs of asset values.

Our operations may be adversely affected by risks and hazards associated with the rig operations industry that may not be fully covered by insurance.

While we employ a full time health, safety, environmental specialist and conduct employee meetings in those subjects, our business is subject to a number of risks and hazards including:

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

Increased production or capital costs;

Reductions in the availability of replacement equipment (such as tires), and reductions in the ability to make repairs,

Increasing environmental and/or permitting requirements and government regulations;

Reduction in the grade or tonnage of the deposit;

Increase in the dilution of the ore;

Reduced recovery rates;

Delays in new project development;

New, lower cost competitors;

Reductions in reserves; and

Write-downs of asset values.

We have only one executive fully dedicated to Select.

During 2007, our staff at Select resigned, and we had no employees dedicated full time to managing or developing our mineral properties. We did have one independent contractor, and one executive partially dedicated during the latter half of the year.

In mid 2008, Select gained one dedicated full-time executive whose principal role was to monetize Select’s properties. Along with this executive, Select gained partially dedicated staff-level employees, but had no staff-level employees dedicated full-time to the development of Select’s properties. Select continued to utilize the independent contractor and hired one consultant. Any substantial development of any of Select’s properties would require the hiring of additional staff to oversee that development. We cannot be sure that we can hire qualified people at affordable prices to fill that need, or that consultants would be available and able to serve instead of employees.

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

We employ a full time credentialed specialist in health, safety, environmental and permitting functions. For some of these risks, we maintain insurance to protect against these losses at levels consistent with our historical experience, industry practice and circumstances surrounding each identified risk. Insurance against environmental risks is generally either unavailable or, we believe, too expensive for us, and, therefore, we do not maintain environmental insurance. Occurrence of events for which we are not insured may affect our cash flow and overall profitability.

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

Ability to Operate as a Going Concern - If we are unable to obtain additional funding our business operations will be harmed.

Like many other companies coping with the unexpected and sudden global economic “meltdown”, Tri-Valley has experienced substantial changes in its capital and inflows of capital beginning in the fourth quarter of 2008 and extending into the first quarter of 2009.

In addition to its current dependency on capital formation for operating and general and administrative expenses for fiscal 2009, Tri-Valley has several projects underway that will require capital for leasing and lease maintenance and repairs.

A primary source for this capital has been investors in the TVOG Opus I Drilling Program LP. Although we have always been successful in the past at attracting sufficient capital, we do not know – particularly in the current economic climate – if additional financing will be available when needed, or, if it is available, if it will be available on acceptable terms. Insufficient funds may prevent or limit us from implementing our business strategy.

We had a cash balance of $2.0 million as of December 31, 2008, which has subsequently decreased. Current liabilities as of December 31, 2008 were $5.15 million which has subsequently increased. In light of this and other factors, our independent accountant has included a going concern qualification in its report on our financial statements for the year ended December 31, 2008, noting that our ability to continue as a going concern is dependent on additional sources of capital and the success of our business strategy. See Note 14 to our audited financial statements for the years ended December 31, 2008.

The departure of any of our key personnel would slow our operation until we could fill the position again.

Our success will depend in large part on the continued services of our president and chief executive officer, F. Lynn Blystone. Our employment agreement with Mr. Blystone has been formally extended through December 31, 2011 by the Board of Directors. The loss of his services would be particularly detrimental to us because of his background and experience in the oil and gas industry. We carry key man insurance of $500,000 on Mr. Blystone’s life.

We also consider the president of our TVOG subsidiary, Joseph R. Kandle, to be a key employee whose loss would be detrimental to us because of his 44 years of oil and gas industry experience. We do not have an employment contract with Mr. Kandle. We carry key man life insurance of $1,000,000 on Mr. Kandle.

Our success will also depend in large part on the continued services of Select’s president, James G. Bush. We do not have a letter agreement with Mr. Bush. The loss of his services would be particularly detrimental to us because of his background and experience in three key component industries, the oil and gas industry, the minerals industry, and the environmental industry. We carry key man insurance of $500,000 on Mr. Bush’s life.

Another former key employee, Thomas J. Cunningham, retired effective January 15, 2008. Mr. Cunningham’s experience in the oil and gas industry was also considered important to us, but we found and hired an outstanding candidate, Maston Cunningham (no relation) in January 2009.

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

Oil and Gas Operations

In 2005, Tri-Valley acquired several oil and gas properties and transferred them to the Opus-I Partnership for development. Tri-Valley receives a 25% carried working interest in the initial wells drilled on these properties and any initial reworks of existing wells and will then pay its 25% pro rata share of subsequent development drilling and operations on the properties. The following properties are part of the Opus-1 Partnership: 1) Temblor Valley West, 2) Temblor Valley East, 3) Pleasant Valley, 4) Moffat Ranch, 5) and major interest in the Ekho No. 1 and the Sunrise Natural Gas Project.

Temblor Valley West/South Belridge Field: Our South Belridge lease includes 50 wells, 28 producing, 18 idle and 4 injector wells, plus five new drill wells over the last two years, the Lundin-Weber D352-30, D540-30, D344-30, D188-30, and D24-30 which served to extend the known oil bearing formations to the west by over a half mile. The latter three wells were drilled in 2007. In mid-2007, two of these wells, D-352-30 and D-344-30, supported a regulatory-approved cyclic steam stimulation pilot in the Diatomite zone utilizing two of our recently refurbished, and company owned steam generators. A small-scale waterflood pilot in the Etchegoin formation was also initiated in mid-2007 including the conversion of two wells to injector service to evaluate incremental recovery potential and water movement prior to a planned waterflood expansion. Well test facilities were also installed and upgraded in 2007 to support the evaluation of pilot project production. Several idle wells were also returned to production in 2007, which included remedial well work to upgrade several wellbores to support our pilot operations.

In 2008, we continued to further evaluate the waterflood potential via sustained and filtered injection and the injection of radioactive tracers to pinpoint water movement and waterflood efficiency. We worked on a detailed design to expand the waterflood operation. The objective of the water flood is the potential recovery of some 2.5 million barrels of oil from the Etchegoin zone. In 2008, we did additional Diatomite cyclic steaming operations of uphole intervals and production tests on other Etchegoin and Tulare formations in our five most recently drilled wells. If results from our waterflood and/or cyclic steaming projects are favorable, additional drilling and facility upgrades in the field and procurement of a permanent water or steam source may follow. In 2009 we plan a steam test of the top of the Tulare Zone.

Temblor Valley East/Edison Oil Field: This property consists of four separate leases in the Edison and Edison Grove Fields consisting of 31 total wells. It includes the Shields & Arms area, consisting of 7 wells including 3 producers, 1 injector, and 3 idle wells. In late 2007, all three current producers were restored to full-time production service and water injection was diverted to lower intervals to boost production. In 2009, we plan to continue to restore production to the other producing leases which include 24 idle wells.

Pleasant Valley: This property lies in Ventura County in the Oxnard Oil Field in an area we call Pleasant Valley. During 2007, we initiated thermal development of the heavy oil Upper Vaca Tar Sands by commencing the drilling of seven additional horizontal wells completing the drilling in April 2008 followed by initiating cyclic steam production operations on the wells and steaming them on a cyclical basis. After several such steam/soak/produce cycles, some of the well bores produced at short term test rates over 1,000 barrels of oil per day and are presently constrained until infrastructure and handling facilities can be expanded.

Moffat Ranch: This gas field is located in the southern area of the California gas country in Madera County approximately 2.5 hours by auto north of our Bakersfield, CA headquarters. Upon acquisition, this field consisted of three idle wellbores and deeper drilling potential. In late 2007, the Company drilled the deepest wellbore penetration in the field, to below 10,000 feet, to evaluate more than 14 potential producing horizons. Two of these potential gas zones were evaluated for productive potential in 2007 and one was successfully tested at over one million cubic feet per day. In 2008 the well was put into production. In 2008 we attempted to restore the three idle wells to production service but, so far, they sand up quickly and have not sustained commercial production.

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

Ekho: In 2005, we successfully hydraulically fractured the Ekho #1 well in the Vedder Zone of completion in the interval between 18,018 feet and 18,525 feet injecting approximately 5,000 barrels of fluid, which carried approximately 118,000-pounds of bauxite propping material. While very successful mechanically, the operation did not result in the well producing hydrocarbons at commercial rates. This well still has multiple targets to evaluate further up the hole. We have been reviewing the resulting data from the fracturing operation both internally and with outside firms and believe the potential reserve of the Vedder Zone cannot be commercially produced. Accordingly, we plan to come up hole and complete the next oil-bearing zone, the Santos Shale from 17,500 feet to 18,000 feet as funds permit.

Sunrise-Mayel: Also in 2005, we successfully hydraulically fractured a 1,000 feet portion of the 3,000 feet horizontal portion of the well bore in the Sunrise-Mayel #2H Redrill #2 well in the Sunrise Natural Gas Project in Delano, California. The well was hydraulically fractured utilizing gelled diesel, which carried in approximately 138,000 pounds of sand. Again, while mechanically successful, the operation did not result in the well producing hydrocarbons at commercial rates. As with the Ekho Project, we continue to review all available techniques to bring the Sunrise Project potential to commercial realization because of the volume of natural gas in place in the tight reservoir. The Sunrise project is included in the joint study with the scientific research organization. We believe the tight McClure Shale which hosts an estimated 3 trillion cubic feet of gas in the mapped area of closure can ultimately be stimulated to release a portion of the gas in place at commercial rates once the right method is identified.

We hold approximately 17,000 acres in Nevada, all chosen from proprietary data as prospective for oil and gas exploration. We have producing interests in gas fields in the Sacramento Valley of Northern California including the Rio Vista and Dutch Slough Gas Fields. In 2007, we performed remedial rig work on the top Rio Vista producing well, which served to more than double historical production rates from the well/field. Our 2009 plans include additional work on our Rio Vista gas wells to boost gas production.

Other key operational activity in 2008 included the ongoing procurement and refurbishment of a steam generator fleet, which now includes 18 units, to support our thermal, heavy oil developments. Four of these units were restored to field-ready status and have been mobilized and used in our field developments at Pleasant Valley in the Oxnard Oil Field. Our fleet of production rigs was sold to Excalibur Well Services for cash and a preferred alliance.

The trend of demand of petroleum products outstripping available supplies has been interrupted by the global downturn in the last half of 2008, including California which currently imports nearly 60% of its oil and nearly 90% of its natural gas. This is all reflected in the extreme spiraling up and down price trend in 2008. We believe the overall long-term price trend is up.

We do not own any bulk storage facilities or refineries. We own a small segment of an inactive pipeline in Tracy, California.

We have retained the services of Cecil Engineering, an independent petroleum engineer qualified to estimate our net share of proved developed and undeveloped oil and gas reserves on all of our oil and gas properties at December 31, 2008 for SEC filing. For 2008, our independent engineer prepared an oil and gas reserve report using guidelines established by the U. S. Securities and Exchange Commission for valuation of oil and gas reserves. Price is a material factor in our stated reserves, because higher prices permit relatively higher-cost reserves to be produced economically. Higher prices generally permit longer recovery, hence larger reserves at higher values. Conversely, lower prices generally limit recovery to lower-cost reserves, hence smaller reserves. The process of estimating oil and gas reserve quantities is inherently imprecise. Ascribing monetary values to those reserves, therefore, yields imprecise estimated data.

Our estimated future net recoverable oil and gas reserves from proved developed properties as of December 31, 2008, 2007 and 2006 were as follows:

	BBL		MCF

December 31, 2008	Oil	-0-	Natural Gas	695,931
December 31, 2007	Oil	372,048	Natural Gas	791,128
December 31, 2006	Oil	275,452	Natural Gas	787,017

Using year-end oil and gas prices and current levels of lease operating expenses, the estimated present value of the future net revenue to be derived from our proved developed and undeveloped oil and gas reserves, discounted at 10%, was $1,746,259 at December 31, 2008, $12,324,390 at December 31, 2007, and $6,121,295 at December 31, 2006. The precipitous drop in oil reported reserves was due to the collapse of oil prices in the second half of 2008, which caused proven producing reserves on our currently producing oil wells to be written down to zero in the reserve report.

On December 31, 2008, the SEC issued Release No. 33-8995 amending its oil and natural gas reporting requirements for oil and natural gas producing companies. The effective date of the new accounting and disclosure requirements is for annual reports filed for fiscal years ending on or after December 31, 2009. Among other things Release No. 33-8995:

•

Revises a number of definitions relating to proved oil and natural gas reserves to make them consistent with the Petroleum Resource Management System, which includes certain non-traditional resources in proved reserves.

•	Permits the use of new technologies for determining proved oil and natural gas reserves.
•

Requires the use of average prices for the trailing twelve-month period in the estimation of oil and natural gas reserve quantities and for companies using the full cost method of accounting, in computing the Ceiling Limitation, in place of a single day price as of the end of the fiscal year.

•	Permits the disclosure in filings with the SEC of probable and possible reserves and reserves sensitivity to changes in prices.
•	Requires additional disclosures (outside of the financial statements) regarding the status of undeveloped reserves and changes in status of these from period to period.
•

Requires a discussion of the internal controls in place to assure objectivity in the reserve estimation process and disclosure of the technical qualifications of the technical person having primarily responsibility for preparing the reserve estimates.

Companies are not permitted to use the new SEC requirements for fiscal years ending prior to December 31, 2009. We have evaluated the effect of the adoption of the final rule will have on our financial statements and oil and natural gas reserve estimates and disclosures. Based on a review by our independent petroleum engineer, we believe that, if the new requirements had been in effect for our fiscal 2008, our reported natural gas and crude oil reserves would have been substantially higher than those reported under the currently applied SEC standards. Notably, the use of trailing twelve month average prices instead of year end prices would have dramatically increased the value of our reserves. In fiscal 2008, the prices we received for oil production varied from a high of $123.13 per barrel to a low of $26.15 per barrel, with the year end price on which reserves were calculated being $30.126 per barrel.

The unaudited supplemental information attached to the consolidated financial statements provides more information on oil and gas reserves and estimated values.

The following table sets forth the net quantities of natural gas and crude oil that we produced during:

	Year Ended December 31,
	2008	2007	2006

Natural Gas (MCF)	102,070	45,928	86,177
Crude Oil (BBL)	26,299	7,006	6,600

The following table sets forth our average sales price and average production (lifting) cost per unit of oil and gas produced during:

	Year Ended December 31,
	2008		2007		2006

	Gas (Mcf)	Oil (BBL)	Gas (Mcf)	Oil (BBL)	Gas (Mcf)	Oil (BBL)
Sales Price	$8.07	$90.10	$7.15	$58.23	$6.45	$57.10

Production Costs	$1.67	$37.45	$1.55	$16.28	$1.41	$15.23

Net Profit	$6.40	$52.65	$5.60	$41.95	$5.04	$41.87

* Amount represents total sales price of associated condensate, unable to determine production cost per barrel.

As of December 31, 2008, we had the following gross and net position in wells and developed acreage:

Wells (1)		Acres (2)
Gross	Net	Gross	Net
79	22.81	3,730	1,044

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

(2)	"Gross" acres represent the total acres in which we have a working interest; "net" acres represent the aggregate of the working interests, which we own in the gross acres.

The following table sets forth the number of productive and dry exploratory and development wells which we drilled during:

Year Ended December 31,
	2008	2007	2006

Exploratory
Producing	-0-	-0-	-0-
Dry	-0-	-0-	-0-
Total	-0-	-0-	-0-

Development
Producing	-6-	-5-	-2-
Dry	-0-	-0-	-0-
Total	-6-	-5-	-2-

The following table sets forth information regarding undeveloped oil and gas acreage in which we had an interest on December 31, 2008:

State	Gross Acres	Net Acres
California	26,111	22,160
Nevada	15,634	15,634

Our undeveloped acreage is held pursuant to leases from landowners. Such leases have varying dates of execution and generally expire one to five years after the date of the lease. In the next three years, the following lease gross acreage expires:

Expires in 2009	1,305 acres
Expires in 2010	21,884 acres
Expires in 2011	3,132 acres

Mineral Properties

Select Resources currently possesses two types of properties, metal properties and industrial mineral properties. The metal properties, as currently understood, derive most of their value from their potential precious metal content. This is exclusively true for the Richardson property, and expected to be true for the Shorty Creek property. The Shorty Creek prospect also contains evidence of copper and molybdenum. Properties such as these are generally viewed and valued by their size and grade (coupled with other spatial considerations). Grade is usually expressed in the form of troy ounces (of gold) per short ton (of rock), or in the metric system, grams (of gold) per metric ton (of rock) for precious metals group (gold, silver, and platinum group) and by per cent of the elemental metal, for metals like molybdenum, and the suite of base metals including copper, lead, zinc and similar metals. Thus Richardson and Shorty Creek are likely to be graded by the concentration of the valuable metal per ton of rock. Profitability is usually expressed as a function of the cost to produce the relevant unit of metal. For example if it costs $400 to mine, refine, and sell one ounce of gold mined from the Richardson property and gold sells for $800 per ounce, the mine makes $400 per every ounce of gold it sold. The industrial minerals properties are quite different. The Calder property is a quarry, which sells most, if not all, the product it removes from the ground. Thus properties like these are simply valued on a per-ton basis. If it costs $10 per ton to quarry the stone, and $30 to crush, ship and sell it, any price over $40 per ton would yield profit. Thus the valuation of Calder will be based on the number of tons of raw material sold, whereas the valuation of the Richardson and Shorty Creek properties will be based on the amount and cost of metal extracted and sold and will be described on an ounce or pound of metal basis.

Metals

Select’s precious metals properties are located in interior Alaska. They are the Richardson and Shorty Creek.

Richardson. The Richardson District is arguably the most prospective gold exploration district in east-central Alaska, and it remains underexplored. We acquired the Richardson claim block in 1987. It covers about 44.9 square miles or 28,720 acres of land, all of which is owned by the State of Alaska. All fees due to the State are current. The claims lie immediately north of the Richardson Highway, an all-weather paved highway that connects Fairbanks, Alaska, with points south and east. Fairbanks is approximately 65 miles northwest of Richardson, and Delta Junction, also on the highway, is about 30 miles to the southeast. The Trans Alaska Pipeline corridor is near the northeastern edge of the claim block and the service road along the pipeline provides access to the claims from the north. Numerous good to fair gravel and dirt roads traverse the claims, a number of which are traversable well into winter.

The following table sets forth the information regarding the acreage position of our Richardson, Alaska claim block as of December 31, 2008:

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

In 2007, Select continued the interpretation of the work initiated in late-2005, and identified additional geochemical targets that would potentially extend the previous sampling program further along the strike of the Richardson Lineament. Select also conducted a series of local surveys in order to prepare additional areas on the Richardson Lineament and in the Hilltop for future geochemical sampling, trenching and drilling. Select also conducted annual maintenance and repair work on the Richardson Roadhouse, associated buildings and core storage areas. In 2007,

Select also further evaluated the general geology and based on the size of the anomaly, Select believes this property is capable of holding a five-million ounce target.

In 2008, Select continued the work of 2007, and also translated that into improved descriptions of the property used for attracting investment. In July of 2008, Select acquired the full-time services of Mr. James G. Bush as President. Mr. Bush immediately began reviewing and in parallel consolidating all Richardson property files to a centralized location and soliciting partners for developing or monetizing the property.

The Shorty Creek project has been described by a State Geologist of Alaska as perhaps the best drill –ready gold exploration project in Alaska. It directly offsets, and is on trend with, the International Tower Hill property to the north where drilling now infers 7 million ounces with a 10 million ounce target.

Select obtained the Shorty Creek property in December of 2004. It is located about 60 miles northwest of Fairbanks, Alaska on the all-weather paved Elliott Highway that connects Fairbanks, Alaska with the North Slope petroleum production areas. Fairbanks is approximately 60 miles to the southwest, and the property is about 3 miles south of the abandoned town site of Livengood. At Shorty Creek, Select controls mineral rights to 178 State of Alaska mining claims through staking and lease arrangements from Gold Range Ltd., covering approximately 17 square miles.

The following table sets forth the information regarding the acreage position of the Shorty Creek claim block as of December 31, 2008:

Gross Acres	Net Acres
11,080	11,080

Mineral properties claimed on open state land require minimum annual assessment work of $100 worth per State of Alaska claim. All fees are current.

The Shorty Creek Project is a gold or possibly a polymetalic exploration project in the Livengood District with historical exploration, geochemical sampling and drilling over several previous exploration campaigns identifying anomalous concentrations of gold, copper, molybdenum and their pathfinder elements. In 2005 Select carried out a geophysical and satellite interpretation program~~s~~ over the entire Shorty Creek property. Select also conducted a multi-element soil auger geochemical program extending over one of four distinctive aeromagnetic anomalies, covering an area approximately of 1 mile, resulting in the identification of five precious metal and base metal anomalies.

In July of 2008, Select acquired the full-time services of Mr. James G. Bush as President. Mr. Bush immediately began reviewing and in parallel consolidating all Shorty Creek property files to a centralized location and soliciting partners for developing or monetizing the property. To that end, Select reviewed all accessible Shorty Creek data from old drilling and other early activities. For comparison purposes, Select also reviewed a substantial portion of the data recently released by International Tower Hill from the work being conducted on their Livengood Project, a short distance due north of the Shorty Creek property. These reviews led Select staff to seek out old data, archived from other companies, and reinterpret it in the context of current events and prices. The bulk of the archived drilling data is nearly 20 years old and other data is considerably older. This was an informative exercise, indicating that substantial near-surface intercepts drilled on the Shorty Creek property compared very favorably with the intercepts, commonly deeper, drilled by International Tower Hill. International Tower Hill is currently claiming the delineation of 2 million to 7 million ounces (depending on grade cut-off). Select’s archived data continues to be attractive information at the elevated prices of gold in 2007 and 2008. The retrieval of this old data was, and continues to be, a challenging undertaking, in that responsible parties have deceased, are no longer with the company, or are consultants who completed their work for Select years ago.

To date, Select has not identified proven or probable mineral reserves on Shorty Creek. Based on archived data, however, Select has identified significant mineralization on the property, and if determined to be of adequate size, quality, and spatial distribution, the final extent of this mineralization could prove to be economic at some point in the future. Further exploration is required before a final evaluation as to the economic and technical feasibility can be determined.

Likewise, Select has not identified proven or probable mineral reserves on the Richardson property.

There is no assurance that a commercially viable mineral deposit exists on any of these mineral properties. The current economic conditions by all reasonable accounts point towards continued strength for precious metal prices with gold having occasionally exceeded $1,000 per ounce prices. Given that it may well take years for complete economic turnaround, Select plans to maintain a strong focus on these properties.

Industrial Minerals

Select’s industrial mineral project consists of the Admiral calcium carbonate quarry in Alaska. The Admiral Quarry was obtained in 2005 from Sealaska Corporation. It is located on the north-west side of Prince of Wales Island, approximately 150 (air) miles south of Juneau and 88 (air) miles northwest of Ketchikan. The quarry consists of drilled high chemical grade, high brightness and high whiteness mineralized material, and is considered to be in the top 1% of high grade, high white, high bright, CaCO3 deposits in the world. “Mineralized material” means a mineralized body, which has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. Determinations of mineralized material are based upon unit cost, grade, recoveries, and other material factors to reach conclusions regarding legal and economic feasibility. Grade and brightness tests were conducted by Hazen Research Inc. of Golden, Colorado on selected run-of-quarry and core sample material. Hazen’s and independent geological engineer, M. J. Bright's grade and tonnage figures correspond and meet or exceed the earlier grade and tonnage figures represented by Sealaska and SeaCal, LLC. No proven or probable ore reserves have been determined which meet the standards set forth in the SEC's Industry Guide 7. (In the case of industrial minerals, proven and probable ore reserves are those which are currently in production and being sold. Relative to the Admiral Quarry, the operation previously had proven and probable ore reserves. However, while on standby status, the mineable material moves from the ore reserve category to mineralized material. Once production is restarted, the mineralized material will reconvert to proven and probable ore reserves.)

We have obtained a preliminary estimate on the quarry from M. J. Bright, independent registered professional geologist, which identifies high grade to ultra high grade (+94% to +98% CaCO3), high brightness (+95 GE Brightness @ -325 mesh) calcium carbonate mineralized material in place. The purchase also includes all associated infrastructure and equipment that the previous owner installed at a cost exceeding $20 million. The current quarry covers only 15 acres; but the entire property covers 572 acres of patented mining ground, and includes all operating permits and tideland leases approximately one half of all of which are still active. Less than 10% of the gross acreage has been explored and geologic mapping suggests additional resources exist on the property. Select currently has plans and is pursuing methods to monetize the property, by any combination of 1) redevelopment of the quarry; 2) outright sale or lease; 3) joint venture of some form. During the current economic downturn, Select will hold the property while Select pursues this and other previously identified opportunities. Select also owns the timber rights on the acreage and believes that value alone could repay the cost of acquisition of the property.

In 2006, Select arranged to evaluate some 200 industrial mineral properties in Nevada from the inventory of Newmont Mining Corporation. Select had the option to negotiate exploration and development opportunities it chooses from this inventory. Select did not find any properties that fit its corporate needs, and this project was concluded.

In 2007, Select conducted maintenance and repair activity at Calder and obtained an updated status of the facility. In conjunction with this Select began contacting potential parties to monetize this property.

In 2008, Select conducted a second maintenance and repair activity at Calder and obtained an updated status of the facility. During this season, equipment was operated and small batches of material processed to various extents. In conjunction with this Select continued contacting and began discussions with potential parties to monetize this property. Select also retained the services on a confidential basis of a national expert for further evaluation of the quarry. That report is quite favorable to product desirability and operational characteristics.

ITEM 3 Legal Proceedings

We have no material pending legal proceedings, other than ordinary routine litigation incidental to our business

ITEM 4 Submission of Matters To A Vote Of Security Holders

We held our annual meeting on October 4, 2008. At the meeting, the shareholders elected all of the eight directors who were recommended by the board.

The shareholder votes were as follows:

Election of Directors

	FOR	ABSTAIN
F. Lynn Blystone	18,556,006	353,929
Loren J. Miller	18,695,648	214,287
Henry Lowenstein	18,695,634	214,301
William H. Marumoto	18,703,425	206,510
G. Thomas Gamble	18,702,516	207,419
Edward M. Gabriel	18,703,425	206,510
Paul W. Bateman	18,701,516	208,419
James S. Mayer	18,706,310	203,625

Vote to ratify the board’s and management’s actions and resolutions taken and made since the previous shareholder meeting

FOR	AGAINST	ABSTAIN

17,834,988	1,016,042	58,905

PART II

ITEM 5 Market Price Of The Registrant's Common Stock And Related Security Holder Matters

Our common stock trades on the NYSE-A (f/k/a American Stock Exchange) under the symbol “TIV”. The following table shows the high and low sales prices and high and low closing prices reported for the years ended December 31, 2008 and 2007:

	Sales Prices	Closing Prices
	High	Low	High	Low
2008
Fourth Quarter	$6.30	$1.46	$6.17	$1.51
Third Quarter	$8.59	$6.00	$8.14	$6.15
Second Quarter	$9.73	$5.70	$9.15	$5.77
First Quarter	$7.50	$4.85	$7.25	$5.03

2007
Fourth Quarter	$8.20	$5.85	$8.20	$6.12
Third Quarter	$8.20	$6.00	$8.15	$6.27
Second Quarter	$9.36	$7.37	$9.17	$7.56
First Quarter	$9.67	$6.80	$9.37	$7.15

As of December 31, 2008, we estimate that we have approximately 4,400 shareholders in the United States and several foreign countries held our common stock.

We historically have paid no dividends and at this time do not plan to pay any dividends in the immediate future. Rather, we strive to add share value through discovery success. In 2008, trading volume exceeded 23 million shares.

Performance Graph

The following table compares the performance of Tri-Valley Corporation’s common stock with the performance of the Standard & Poor’s 500 Composite Stock Index and the Dow Jones U. S. Exploration and Production Index from December 31, 2003 through December 31, 2008. The table shows the performance of our common stock relative to two broad-based stock performance indices. The information is included for historical comparative purposes only and should not be considered indicative of future stock performance. The table and graph compares the yearly percentage change in the cumulative total stockholder return on $100 invested in our common stock with the cumulative total return of the two stock indices.

The stock performance graph assumes for comparison that the value of the Company’s Common Stock and of each index was $100 on December 31, 2003 and that all dividends were reinvested. Past performance is not necessarily an indicator of future results.

	December 31,
	2003	2004	2005	2006	2007	2008
Tri-Valley Corporation	$100.0	$278.0	$176.8	$215.7	$168.2	$40.9
S & P 500 Index	$100.0	$110.9	$116.3	$134.7	$142.1	$89.5
Dow Jones U. S. Exploration & Production	$100.0	$141.9	$234.5	$247.1	$355.1	$212.6

Equity Compensation Plan Information

The following table sets forth, for the Company's equity compensation plans, the number of options and restricted stock outstanding under such plans, the weighted-average exercise price of outstanding options, and the number of shares that remain available for issuance under such plans, as of December 31, 2008.

	Total securities to be issued upon exercise of outstanding options or vesting of restricted stock		Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	Number	Weighted-average exercise price
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,305,350	$4.54	1,597,500

Equity compensation plans not approved by security holders	100,000	$0.50	-

Total	2,405,350	$4.37	1,597,500

Recent Sales of Unregistered Securities

On October 6, 2008, 5,000 shares of our restricted common stock were sold to a private individual for $5.17 per share. The closing price of our stock on that day was $5.08. On October 10, 2008, 5,000 shares of our restricted common stock were sold to a private individual for $4.00 per share. The closing price of our stock on that day was $4.35. On October 13, 2008, 3,000 shares of our restricted common stock were sold to a private individual for $4.00 per share. The closing price of our stock on that day was $5.59. On October 14, 2008, 17,000 shares of our restricted common stock were sold to a private individual $4.41. The closing price of our stock on that day was $4.86. On October 15, 2008, 6,000 shares of our restricted common stock were sold to a private individual for $4.00. The closing price of our stock on that day was $3.91. On November 7, 2008, 10,000 of our restricted common stock were sold to a private individual for $4.00 per share. The closing price of our stock on that day was $3.58. All of these shares were sold in privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

ITEM 6 Selected Historical Financial Data

	2008	2007	2006	2005	2004
Income Statement Data:
Revenues	$ 8,124,700	$ 11,016,107	$ 4,936,723	$ 12,526,110	$ 4,498,670
Operating Income (Loss)	$ (14,478,178)	$ (8,746,830)	$ (5,881,276)	$ (4,919,707)	$ (1,097,999)
Loss from discontinued operations	$ -	$ -	$ (4,774,840)	$ (4,810,364)	$ (73,006)
Gain on disposal of discontinued operations	$ -	$ -	$ 9,715,604	$ -	$ -
Income (loss) before minority interest	$ (14,478,178)	$ (8,746,830)	(940,512)	(9,730,071)	(1,171,005)
Minority interest	$ (269,005)	$ (139,939)	(27,341)	-	-
Net loss	$ (14,209,173)	$ (8,606,891)	$ (913,171)	$ (9,730,071)	$ (1,171,005)
Basic Earnings per share:
Loss from continuing operations	$ (0.54)	$ (0.35)	$ (0.25)	$ (0.22)	$ (0.05)
Income (loss) from dis- continued operations, net	$ -	$ -	$ 0.21	$ (0.21)	$ (0.01)
Basic Earnings Per Share	$ (0.54)	$ (0.35)	$ (0.04)	$ (0.43)	$ (0.06)

Balance Sheet Data:
Property and Equipment, net	$ 9,921,500	$ 16,232,653	$ 12,076,043	$ 13,635,981	$ 1,778,208
Total Assets	$ 17,470,721	$ 25,254,895	$ 28,654,125	$ 19,738,730	$ 14,473,326
Long Term Obligations	$ 2,165,578	$ 2,596,101	$ 2,963,562	$ 4,528,365	$ 6,799
Minority Interest	3,334,596	249,945	5,410,746	-	-
Stockholder's Equity	$ 6,816,225	$ 12,112,184	$ 11,232,872	$ 7,572,720	$ 6,796,903

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

Overview

Thanks to the acquisition of producing properties, TVOG’s reserves are increasing while demand for petroleum products increases. While the trend (until the fourth quarter 2008 global financial meltdown) for demand to outstrip available supplies is worldwide as well as national, we believe that it is particularly acute in California, our primary venue for exploration and production, which imports nearly 60% of its oil and nearly 90% of its natural gas demand. Oil prices tend to be set largely by national state oil companies based on supply and demand, while natural gas prices seem to be more dependent on local conditions. We expect that gas prices will hold steady or possibly increase over this year. If, however, prices should fall, for instance due to new regulatory measures or the discovery of new and easily producible reserves or a terrorist attack that would reduce flying and traveling to create a temporary glut from reduced fuel use, our revenue from oil and gas sales would also fall. The aforementioned global economic meltdown has already negatively impacted oil prices in the second half of 2008 and so far in 2009.

In 2002 we created a limited partnership called the OPUS-I. The purpose of this partnership is to raise one hundred million dollars by selling partnership interests. For the year ended December 31, 2008, OPUS I partnership raised $22.1 million for drilling and development and spent $22.8 million primarily on the drilling of seven more horizontal wells on the Pleasant Valley leases in the Oxnard Oil Field and infrastructure expansion and facilities. In addition OPUS spent $2.6 million on the purchase of steam generators and heater treaters for their Pleasant Valley leases, and $4.4 million on additional operations.

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

We believe that we have acquired an inventory of under-explored/under-exploited properties with the potential to yield a multiple return on investment with further development. We believe our existing inventory of projects bears a high enough ratio of potentially successful to unsuccessful projects to deliver value to our drilling partners and our shareholders from successful wells, in excess of the total costs of all successful and unsuccessful projects. Our future results will depend on our success in finding new reserves and commercial production, and there can be no assurance what revenue we can ultimately expect from any new discoveries. We do not engage in hedging activities and do not use commodity futures or forward contracts for cash management functions.

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

Preparation of our Consolidated Financial Statements under GAAP requires management to make estimates and assumptions that affect reported assets, liabilities, revenues, expenses, and some narrative disclosures. The estimates that are most critical to our Consolidated Financial Statements involve oil and gas reserves and impairment of oil and gas properties.

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

It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2008 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we have based the estimated present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and cost may be materially higher or lower than the prices and costs as of the date of the estimate. Changes in oil and gas prices can cause revisions in our estimates if the sales price on which reserves are based makes it uneconomic to continue producing the reserves based on our current production costs. In 2008, 2007 and 2006 our average and year-end price received for natural gas was significantly higher than our average production costs, and it appears unlikely that natural gas prices would fall far enough to result in an impairment based on historic prices. However, a significant fall in the price of oil in 2008 caused a reduction in our oil reserves and resulted in recording an impairment expense as discussed below. Because of the 2008 impairment of oil reserves to a value of $0, no further reduction is possible.

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

Impairment of Proved Oil and Gas Properties. We review our long-lived proved properties, consisting of oil and gas reserves, at least annually and record impairments to those properties, whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Proved oil and gas properties are reviewed for impairment by depletable field pool, which is the lowest level at which depletion of proved properties is calculated. Management assesses whether or not an impairment provision is necessary based upon its outlook of future commodity prices and net cash flows that may be generated by the properties. We determine that a property is impaired when prices being paid for oil or gas make it no longer profitable to drill on, or to continue production on, that property. A dramatic price decrease in oil and gas prices during the second half of 2008 required the company to impair reserves and record an impairment expense of $4,835,823 for the year for proved properties, this impairment does not include impairment of rig assets during 2008 of $0.3 million. Price increases in the prior three years did reduce the instances where impairment of reserves appeared to be required, however, we did record impairment expense of $4,835,823 in 2008, $481,930 in 2007 and $459,243 in 2006 as a result of reducing potential future recoverable reserves. The impairment expense for 2008 was related to proved oil and gas properties. These assets are expected to remain impaired. We do not currently expect the changes in the price of natural gas would result in impairment of our gas properties because our production costs are significantly less than historic market prices for gas. However, if natural gas prices, in Northern California , fall below our historic production costs of $1.50 to $1.60 per mcf, more of our proved developed reserves could become impaired, which would reduce our estimates of future revenue, our proved reserve estimates and our profitability.

Other Significant Accounting Policies

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

Stock-Based Compensation. We adopted SFAS No. 123(R) to account for our stock option plan beginning January 1, 2006. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The modified prospective method was selected as described in SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under this method, we recognize stock option compensation expense as if we had applied the fair value method to account for unvested stock options from the original effective date. Stock option compensation expense is recognized from the date of grant to the vesting date. The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the following assumptions. Expected volatilities are based on the historical volatility of our stock. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is based on historical exercise behavior and represents the period of time that options granted are expected to be outstanding. The Securities and Exchange Commission issued SAB 110 providing for a safe harbor in calculating the expected life using the contractual life of the option + one, divided by two. The Company used this methodology for valuing the stock option grants issued during 2008; the risk free rate for periods within the contractual life of the option is based on U.S. Treasury rates in effect at the time of grant.

Deferred Tax Asset Valuation Allowances. We maintain a valuation allowance against our deferred tax assets, which result from net operating losses and statutory depletion carryforwards from prior years. SFAS No. 109, Accounting for Income Taxes as interpreted by FIN 48, Accounting for Uncertainty in Income Taxes, requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized prior to their expiration. Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not. Additionally, our federal and state income tax returns are generally not filed before the financial statements are prepared. Therefore, we estimate the tax basis of our assets and liabilities at the end of each calendar year as well as the effects of tax rate changes, tax credits, and tax credit carry forwards. Due to uncertainties involved with tax matters, the future effective tax rate may vary significantly from the estimated current year effective tax rate. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements. As of December 31, 2008, the Company has concluded that it is more likely than not that it will not realize its gross deferred tax asset position after giving consideration to relevant facts and circumstances. See Note 7 to our Consolidated Financial Statements.

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

Oil and Gas Production: The Company sells its production at the monthly spot price. In 2008, 2007 and 2006, we sold our gas 100% on the spot market. Because we expect gas prices to be steady or to rise, we intend to sell 100% of our production on the spot market in 2009. Thus, a drop in the price of gas in 2009 could possibly have a more adverse impact on us than if we entered into some fixed price contracts for sale of future production.

Our proved hydrocarbon reserves were valued using a standardized measure of discounted future net cash flows of $1,746,258 at December 31, 2008, compared to $12,324,390 and to $6,121,295 on December 31, 2007, and 2006 after taking into account a 10% discount rate and also taking into consideration the effect of income tax. This decrease was due primarily to higher projected production costs being partially offset by our share of the acquisition of the Temblor Valley project. Estimates such as these are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves.

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

Drilling and Development Activities

We sold working interests in test wells to the Opus-1 drilling partnership. The sales price of the interest is intended to pay for all drilling and testing costs on the property. We retain a minority "carried" revenue interest in the well and do not pay our proportionate share of drilling and testing costs for wells drilled on each prospect. Under these arrangements, we usually minimize our cost to drill and also receive a minority interest in revenues from producing the reserves we discover. On the other hand, we occasionally incur extra expenses for drilling or development that we choose, in our discretion, not to pass on to other venture participants.

In 2005, we acquired a 25% working interest in three (3) oil properties that we believe to be under developed and under exploited oil properties. One property consisted of three separate leases in the Oxnard Oil Field in Ventura County, California and two properties were in Kern County, California.

We also have approximately 6,670-acres of mineral rights, which basically cover what was the Chowchilla Ranch Gas Field in Madera County, California. Currently, the land position is held by a single producing gas well. We believe this land position to be under developed and under exploited. We plan to begin re-entering and recompleting existing wells and to further infill drill the leasehold position.

In addition to these properties, we also hold and operate producing interests in gas leases in the Sacramento Valley of Northern California in the RioVista and Dutch Slough Gas Fields.

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

During 2008, we were able to perforate the Etchegoin Zone in one of our new wells on the Temblor Valley property in the South Belridge Oilfield and obtained a fresh production of 35 barrels per day. When oil prices strengthen, we plan addition wells to be drilled to the Etchegoin Zone as such wells can be million dollar producers at $100 per barrel. Also, we have plans to perforate the shallow Tulare Zone to test cyclic steam results. If the results if these tests are favorable, we have two dozen existing wells on which to apply this technology before drilling new wells is required.

The Company also first vertically drilled, cored and began drilling the first horizontal development well in the Vaca Tar Sand in the Oxnard Oil Field in Oxnard, California.  The well was successfully steamed with the well initially flowing at an initial flow rate of 288-BOPD the first 24-hrs of production. Subsequent tests have exceeded 1,000 barrels of oil per day flow rates after steam cycles and the Company is now contemplating drilling the first horizontal companion well to provide an injector for continuous steaming for continuous production from the producing well bores. This is known as SAG-D or steam assisted gravity drainage. The suite of horizontal wells now totals seven on the Hunsucker Lease and one on the Lennox Ranch Lease. During 2008, we tested several lower zones on the Hunsucker lease by drilling a vertical well to a depth of 8,500 feet. While all horizontal wells are productive, however, we have experienced problems in completion of the vertical well that have so far kept it from being commercial.

The first horizontal well on the Lennox Ranch lease is now being steamed for contemplated initial production in April 2009. Twelve of the twenty idle wells have been reworked and three are in the initial stages of being steamed for production.

The Company also drilled a 10,000 feet deep exploratory test well below existing previously established production in the Moffat Ranch Gas Field, Madera County, California, 50-miles west of Fresno, California, the Moffat Ranch 48-X-7 well in the Moffat Ranch Gas Field.  The well was spudded November 17, 2007, and has been on continuous production since 2008. Tri-Valley currently owns two (2) other existing wells in its approximate 6900-

acre land position in the field and, so far, reworks have not been able to return those wells, which were competed in a different zone than the 48-X-7, to production.

During 2008, the company sold two steam generators and a heater treater to joint venture participants. The equipment sold will help in the recovery of oil at our Pleasant Valley leases for joint venture participants. The revenue from the sale of the generators is recorded as drilling and development income and the expense is recorded under drilling and development expense. The company recognized a gain from the sale of these assets of $0.7 million.

Rig Operations

In 2006 we created two new subsidiaries, Great Valley Production Services (GVPS) and Great Valley Drilling (GVDC). GVPS as of year-end 2008 is owned 74% by Tri-Valley and 26% by third parties. As of year-end 2008 GVDC is 100% owned by Tri-Valley.

GVPS is a production services/well work over company. In 2008 all of its production rigs were sold to Excalibur Well Services for cash and in favor of an alliance for Excalibur to supply production rigs on a preferred basis to Tri-Valley.

GVDC is based in Nevada and the majority of its work was drilling wells for third parties, primarily Nevada geothermal wells. A number of projects have been suspended so the rig is presently idle. There is some indication that a large component of the Economic Stimulus Bill will be for alternative energy projects including substantial amounts for geothermal projects. In that event, we would reactivate the rig. We are also exploring its sale.

Mining Activity

In 2007 our Select staff resigned to take full time positions with Duluth Metals. During the remainder of 2007, we continued our mining activities on a limited basis by outsourcing and using other staff.

In June of 2008, Mr. James G. Bush accepted the position of President of Select Resources and began dedicating his full efforts to Select in the subsequent month.

Precious Metals

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

In 2008, the monthly average price of gold fluctuated from $760.66 to $968.43, averaging $871.96 for the whole year.

The 2008 precious metal program consisted largely of continued assessment of information and replacing staffing. The most important accomplishment culminated in the late winter of 2008, with finding and beginning the reinterpretation of the old Shorty Creek drilling data.

Also in 2008, Select continued from 2007, annual repair and maintenance activities associated with the Richardson Roadhouse, 65 miles southeast of Fairbanks on the Alaska Richardson Highway, which is owned by us and has been used in the past as a base camp for Richardson related exploration activities.

The recent responses by the federal government to the economic downturn by all reasonable accounts point towards continued strength for precious metal prices. Given that it may well take years for complete economic turnaround, Select plans to maintain a strong focus on these properties.

Concentrated sampling and drilling in one small area of the Democrat Mine on the Richardson Property was independently engineered by M. J. Bright of Lakewood, Colorado, who estimated 15,000 ounces of gold probable. He acknowledges and earlier estimate by a geological consultant, Kent Ausburn, Ph.D, of 27,000 ounces. The average would be 21,000 ounces at a gross undiscounted value of $20 million at $940 per ounce.

Base Metals

Select acquired two copper exploration properties in Nevada. The first property, the FARJK claims, target oxide copper in Nye County and covers roughly one square mile and the claim position can be expanded. Select controls 100% of this claim block. The second property, the Delcer property, with oxide and sulphide copper, covers approximately one square mile in Elko County. This property has experienced limited copper production that dates back to World War I. After further evaluation, it was determined that neither property suited our corporate purposes and they were dropped.

We agreed in April 2006 to assist Duluth Metals Limited, a Canadian corporation, in its initial public offering and listing on the Toronto Stock Exchange. Duluth Metals is involved in the acquisition and exploration of copper, nickel and platinum group metals in the Duluth Complex in northern Minnesota. Duluth Metals is providing Select financial remuneration, stock options and assistance by Duluth Metals on the monetizing of Select and its properties as compensation for Select’s providing management and technical assistance to Duluth Metals. Duluth Metals’ initial offering became listed on the Toronto Stock Exchange on October 10, 2006. Select continued to assist Duluth Metals in 2007 in its early stages of operation as Duluth Metals provides assistance to Select on the monetizing of Select and its properties. However, Select’s two officers elected to join Duluth full time as president and senior geologist respectively. The post of Select president was filled by James G. Bush, former vice president of exploration for Tri-Valley Oil & Gas Co.

In 2008, Select focused on precious metals and industrial minerals.

Industrial Minerals

The Admiral Calder calcium carbonate quarry in Alaska (100% owned and managed by Select) is on care and maintenance. Select continued its market and operational assessment studies for the Admiral Calder quarry product as the quarry is in the top 1% of high grade chemical and high brightness calcium carbonate deposits in the world, and one of the few deposits to be directly on tidewater. Repair and maintenance activities at the site were initiated in 2007, and expanded in 2008. The property is the subject of a favorable report by national industrial minerals expert, Stan Krukowski, and president Bush is in discussions with prospective customers, if successful, would necessitate re-starting quarry operations.

In 2007, Select conducted maintenance and repair activity at Calder and obtained an updated status of the facility. In conjunction with this Select began contacting potential parties to monetize this property.

In 2008, Select conducted a second maintenance and repair activity at Calder and obtained an updated status of the facility. During this season, equipment was operated and small batches of material processed to various extents. In conjunction with this Select continued contacting and began discussions with potential parties to monetize this property. Select also retained the services on a confidential basis of a national expert for further evaluation of the quarry.

The economic downturn in 2008 curtailed portions of the monetization plans for the Calder quarry, but all commodity forecasts ultimately converge on an eventual return to growth in the developing countries, with special emphasis on India and China. Thus Select continues to pursue monetization, but at a controlled pace and with focus on specific opportunities and objectives. The outlook for calcium carbonate is good, particularly in light of the shift to non-acidic processing of high-grade paper, and the continued use of calcium carbonate in nearly 1,200 different applications, many of which are key components of the basic construction industries.

Results of Operations

We lost approximately $14.2 million in 2008 compared to losses of $8.6 million in 2007 and $0.9 million in 2006. Total revenue was $8.1 million in 2008 compared to revenues of $11.0 million in 2007 and $4.9 million in 2006. In 2007 we had a comparatively high level of both revenue and loss due in large part to our execution of large scale drilling projects in that year.

Revenues

The Company identifies reportable segments by product. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. The Company also allocates interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss.

The following table sets forth our revenues by segment for 2008, 2007 and 2006, in thousands.

	2008		2007		2006
	$	%	$	%	$	%
Oil and gas
Sales	$ 3,759	46%	$ 1,083	10%	$ 1,168	23%
Partnership income	-	0%	30	1%	45	1%
Total oil and gas revenues	3,759	46%	1,113	11%	1,213	24%

Rig & refurbishing operations	1,451	18%	2,727	25%	873	18%

Minerals	142	2%	580	5%	230	5%

Drilling and development	2,589	32%	6,132	55%	2,497	50%

Non-segmented items (interest income & other)	184	2%	464	4%	124	3%

Total revenues	$8,125	100%	$11,016	100%	$4,937	100%

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

In 2008, total revenue from the oil and gas segment increased by 247% from 2007. The increase of $2.7 million in oil revenue was a result of increased oil prices and increased oil production primarily in the Pleasant Valley wells. In 2007, revenues from oil and gas operations were $1.1 million or 9% lower than 2006. Most of this decrease was a result of declining production in the Martin-Severins, Webb Tract and Hanson wells.

In 2006, we acquired drilling rigs and began rig operations through our subsidiaries, GVPS and GVDC. Our Revenue from rig operations decreased from $2.7 million in 2007 to $1.5 million in 2008. This was due to the sale of our GVPS rigs and our GVDC rig being stacked for most of the year. Our revenue from our rig operations in 2007 was $2.7 million compared to $0.9 million in 2006, due to an increase in our rig operations in 2007.

In each of the past three years, a large source of revenue has been oil and gas drilling and development. Revenues from our drilling and development activities decreased from $6.1 million in 2007 to $2.6 million in 2008. This was due to a decrease in the number of wells drilled in 2008 to six. Revenues from drilling and development activities were $6.1 million, an increase of $3.6 million over 2006. This increase was due to an increase in the number of wells drilled in 2007 to seven in our drilling program. We record revenue received by us from joint ventures for drilling and development when we complete drilling wells that have been sold to joint venture partners, including the Opus-I drilling partnership.

In 2008, the minerals segment had revenue of $142,000 for consulting services performed for our minerals operations compared to $580,000 in 2007, a decrease of $438,000. In 2007 we earned $580,000 compared to $230,000 in 2006 from consulting services pertaining to our minerals operations.

Costs and Expenses

The following table sets forth our operating cost and expenses by segment in thousands:

	2008	2007	2006

Oil and gas	$ 6,069	$ 1,141	$ 397
Rig & refurbishing operations	1,424	2,142	726
Minerals	371	618	644
Drilling and development	1,815	5,011	1,990
Non-segmented items (G&A, stock option expense, investment and other)	12,924	10,851	7,061

Total cost and expenses	$ 22,603	$ 19,763	$10,818

Total operating expenses were $ 22.6 million for the year ended December 31, 2008, compared to $ 19.8 million in year ended 2007. Total operating costs and expenses were $8.9 million more for the year ended December 31, 2007, compared to year end 2006.

Oil and gas expense for the year ended 2008 was $6.1 million compared to $1.1 million for year ended 2007. In 2007, oil and gas cost and expense was $0.7 million higher for the year ended December 31, 2007 compared to $0.4 million for the year ended December 31, 2006. The $4.9 million increase in 2008 was mainly due to impairment expense of $4.8 million. Because of the dramatic price decrease in oil and gas prices during the second half of 2008, the Company was required to record impairment for proved reserves.

In 2008 rig & refurbishing segment operating costs, were $ 1.4 million, a decrease of $0.7 million in 2007, due to a decrease in the activity level in our rig operations segment because of the sale of our GVPS rigs and our GVDC rig being stacked for most of the year. Rig operating costs for GVPS and GVDC increased to $2.1 million in 2007 from $0.7 million in 2006 due to an increased activity level.

Minerals operating expenses were $0.4 million 2008, compared to $0.6 million 2007 due to a decrease in the general activity level. Minerals operating expenses were unchanged for the period ended December 31, 2007 compared to 2006.

Drilling and development segment costs were $ 1.8 million in 2008, compared to $ 5.0 million for year ended 2007, due to a decrease in drilling turnkey projects. Costs from drilling and development activities were $3.0 million more in 2007 than in 2006 because of the increased drilling activity (seven wells drilled in 2007 compared to two wells drilled in 2006).

Nonsegmented Items

General and administrative costs were $ 0.2 million higher in 2008 compared to 2007 due to increased salaries expense; insurance expense and legal expense were higher due to a general increase in the Company activity level.

General and administrative costs were $4.3 million higher in 2007 compared to 2006 due in large part to the increased stock issuance expense and the increased activity in the rig operations segment of the Company. Increased salaries expense, insurance expense and legal and accounting expense were higher due to a general increase in the Company activity level.

The total Company interest expense for 2008 was $218,000 versus $259,000 during 2007. The decrease was attributed to a decrease in debt. Investment expense was $169,000 during the year 2008 a decrease of $35,000. The expense was attributable to additional cost of buying back minority interest in GVPS and GVDC during 2008 above par value. The total Company interest expense for 2007 was $259,000 versus $397,000 during 2006. The decrease was attributed to a decrease in debt. Investment expense was $204,000 during the year. The expense was attributable to additional cost of buying back minority interest in GVPS and GVDC during 2007 above par value. There was no investment expense in 2006.

The following table summarizes our total operating income (loss) from continuing operations by segment in thousands:

	2008	2007	2006

Oil and gas	$ (2,310)	$ (28)	$ 816
Rig & refurbishing operations	27	585	147
Minerals	(229)	(38)	(414)
Drilling and development	774	1,121	507
Non-segmented items	(12,740)	(10,387)	(6,937)

Total operating income (loss)	$(14,478)	$(8,747)	$(5,881)

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

Financial Condition

Balance Sheet

At December 31, 2008, we had $2.0 million in cash compared to $7.7 million at December 31, 2007. $3.7 million of the cash at year end 2007 is restricted for use by the OPUS I drilling partnership. All of the $2.0 million in cash at year end 2008 is unrestricted for the use of Tri-Valley Corporation. The decrease in cash was due primarily to an increase in drilling activity and a pay down of accounts payable. The decrease in OPUS I drilling partnership cash was related to advances from joint venture participants becoming absorbed by operations and expenses for additional operations that were incurred and have yet to be funded by the joint venture participant creating a receivable due from the participants. Proved properties decreased from $2.1 million in 2007 to $0.2 million in 2008 due to an impairment of $4.8 million dollars. Unproved properties decreased from $2.4 million in 2007 to $1.6 million in 2008 because of unproved properties at Pleasant Valley and Moffat Ranch being reclassified as proved. Rigs decreased from $6.7 million in 2007 to $1.5 million in 2008 due primarily to the sale of the rigs previously owned by GVPS. Deposits decreased about $216 thousand in 2008 compared to 2007 due to deposits being recorded as revenue at GVDC. Accounts receivable TVOG production accrual increased from zero in 2007 to $1.0 million in 2008 due to an increase in production at our Pleasant Valley lease, which resulted in revenue being received the following year. Investment in marketable securities decreased by $407 thousand because of the Company’s investment in Duluth Metals common stock decreased in value. (see Note 13 to the consolidated financial statements)

Notes payable decreased from $2.8 million in 2007 to $2.2 million in 2008. This was due to the payoff and pay down of our notes payable. (see Note 4 to the consolidated financial statements)

Accounts payable and accrued expenses decreased from $5.7 million in 2007 to $3.9 million in 2008. The decrease was due to the pay down of our accounts payable. Advances from joint venture participants, net changed from $3.7 million in 2007 to zero in 2008. The advances receivable from joint venture participants increased from zero in 2007 to $4.0 million in 2008. Both of these changes were due to the increase in drilling activity on behalf of our joint venture participants.

Shareholder equity decreased from $12.1 million in 2007 to $6.8 million in 2008. This was primarily due to a net loss of $14.2 million and stock issuance cost of $1.3 million and other comprehensive income loss of $0.2 million, offset by issuance of common stock of $10.8 million. In 2008, the Company sold interest in GVPS. The sale of interest in GVPS less minority interest earnings was $ 3.3 million in the minority interest section of the balance sheet during 2008.

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

Delay rentals for oil and gas leases amounted to $501,000 in 2008. Advance royalty payments and gold mining claims maintenance fees were $247,000 for the same period. We expect that approximately equal delay rentals and fees will be paid in 2009 from operating revenues.

Operating Activities

Net cash used by operating activities was $17.1 million for 2008, compared to $3.9 million in 2007. Net loss increased from a loss of $8.6 million in 2007 to a $14.2 million loss in 2008. The increase in loss was related primarily to the impairment of proved properties and rigs. Stock based compensation costs decreased from $0.8 million in 2007 to $0.7 million in 2008. We adopted SFAS No. 123R “Shared Based Payment” on January 1, 2006 which required expensing of stock options.

We had $2.1 million used by a decrease in accounts payable, compared to $3.7 million used by an increase in accounts payable in 2007. The 2008 decrease in accounts payable is due to the pay down of accounts payable balances.

Investing Activities

Cash used by investing activities in 2008 was $0.3 million compared to cash used of $11.1 million for the same period in 2007. In 2008, $0.4 million in cash was used to buy back the outside third party interest in GVPS. 26% of GVPS, was subsequently sold back to outside third parties during the third and fourth quarters of 2008. $7.4 million was provided from the sale of rigs and rig related equipment and steam generators and a heater treater, compared to no proceeds in 2007. Expenditures for capital equipment were $7.3 million in 2008, compared to $5.9 million used in 2007. The increase was primarily due an increase in the activity level at Pleasant Valley.

Financing Activities

Cash provided by financing activities was $11.7 million in 2008 compared to $7.0 million for the period ending December 31, 2007. Principal payments on long term debt used $0.5 million in cash in 2008 compared to $1.1 million in 2007. Net proceeds from the sale of minority interest in GVPS were $3.6 million in 2008 compared to zero in 2007. The net proceeds from the issuance of common stock options were $8.6 million in 2008 versus $7.9 million in 2007. The net proceeds from the issuance of warrants decreased from $268 thousand in 2007 to zero in 2008 due to no warrants being issued during 2008.

Liquidity and Capital Resources

The recoverability of our oil and gas reserves depends on future events, including obtaining adequate financing for our exploration and development program, successfully completing our planned drilling program, and achieving a level of operating revenues that is sufficient to support our cost structure. The Company had a cash balance of $2.0 million as of December 31, 2008 which has subsequently decreased. Current liabilities as of December 31, 2008 were $5.2 million which has subsequently increased. The Company is dependent upon continued capital formation for operating and general and administrative expenses for fiscal 2009.

A primary source for this capital has been investors in the TVOG Opus I Drilling Program LP and the private placement of our common stock. Although we have always been successful in the past at attracting sufficient capital, we do not know – particularly in the current economic climate – if additional financing will be available when needed. Insufficient funds may prevent us from continuing our operations.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Oil and gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and gas prices with any degree of certainty. Sustained declines in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically. Based on our year ended December 31, 2008 production, our gross revenues from oil and gas sales would change approximately $102,000 for each $1.00 change in gas prices and $26,000 for each $1.00 change in oil prices.

We do not engage in hedging activities or purchases and sales of commodity futures contracts.

ITEM 8: FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION

INDEX

Page

Report of Independent Auditor	37

Consolidated Balance Sheets at December 31, 2008 and 2007	38

Consolidated Statements of Operations for the Years Ended
December 31, 2008, 2007 and 2006	40

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2008, 2007 and 2006	41

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2008, 2007 and 2006	42

Notes to Consolidated Financial Statements	44

Supplemental Information about Oil and Gas Producing
Activities (Unaudited)	70

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Tri-Valley Corporation

We have audited the accompanying balance sheets of Tri-Valley Corporation as of December 31, 2008 and 2007, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. Tri-Valley Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tri-Valley Corporation as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company is dependent on additional sources of capital and particularly in the current economic climate doesn’t know if additional financing will be available when needed. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tri-Valley Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2009 expressed a qualified opinion.

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California

March 30, 2009

TRI-VALLEY CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets
Cash	$ 2,000,787	$ 3,955,610
Cash restricted to OPUS I use	-	3,712,083
Accounts receivable TVOG Production Accrual	963,413	-
Accounts receivable, trade	61,851	313,521
Prepaid expenses	12,029	12,029
Advances receivable from Joint Venture Participants	3,988,754	-

Total current assets	7,026,834	7,993,243

Property and equipment, net
Proved properties	153,545	2,143,907
Unproved properties	1,616,919	2,414,843
Rigs	1,538,752	6,731,758
Other property and equipment	6,612,284	4,942,145

Total property and equipment, net (Note 3)	9,921,500	16,232,653

Other assets
Deposits	122,913	338,772
Investment in marketable securities (Note 13)	32,668	440,000
Investments in partnerships	17,400	17,400
Deferred Tax Asset	123,079	-
Goodwill	212,414	212,414
Other	13,913	20,413

Total other assets	522,387	1,028,999

Total assets	$ 17,470,721	$ 25,254,895

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31,

	2008	2007

Current liabilities
Notes payable (Note 4)	$ 389,648	$ 402,003
Deferred revenue	-	242,163
Accounts Payable to Joint Venture Participants	912,173	281,419
Accounts Payable and Accrued Expenses	3,852,502	5,699,153
Advances Payable to Joint Venture Participants (Note 11)	-	3,671,927

Total current liabilities	5,154,323	10,296,665

Non-Current Liabilities
Asset Retirement Obligation (Note 11)	327,845	240,394
Long-term portion of notes payable (Note 4)	1,837,733	2,355,707

Total non-current liabilities	2,165,578	2,596,101

Total liabilities	7,319,901	12,892,766

Minority interest	3,334,596	249,945

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 27,438,367 and 25,077,184 issued and
outstanding at December 31, 2008, and 2007	27,438	25,077
Less: common stock in treasury, at cost,
100,025 shares at December 31, 2008 and 2007.	(13,370)	(13,370)

Capital in excess of par value	46,558,354	37,090,714
Additional paid in capital – Warrants	360,842	782,729
Additional paid in capital – Stock Options	1,869,997	1,800,642
Accumulated Deficit	(41,795,727)	(27,586,553)
Accumulated other comprehensive income	(191,309)	12,945

Total stockholders’ equity	6,816,225	12,112,184

Total liabilities, minority interest and stockholder’s equity	$ 17,470,721	$ 25,254,895

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	__ 2008_	_ 2007_	_2006_
Revenues
Sale of oil and gas	$ 3,322,353	$ 761,279	$ 1,029,606
Rig income	1,450,907	2,726,692	873,368
Partnership income	-	30,000	45,000
Interest income	39,273	282,785	72,707
Drilling and development	2,588,650	6,131,613	2,497,256
Other income	723,517	1,083,738	418,786

Total revenues	8,124,700	11,016,107	4,936,723

Costs and expenses
Mining exploration costs	386,994	391,255	510,583
Production costs	1,291,115	430,068	388,700
Drilling and development	1,815,085	5,010,799	1,799,792
Rig operating expenses	1,109,399	1,374,649	566,649
General and administrative	10,523,490	10,372,892	6,110,921
Interest	217,748	258,829	396,672
Investment	168,702	203,782	-
Depreciation, depletion and amortization	1,905,854	1,238,733	585,439
Impairment of costs	5,184,492	481,930	459,243
Total costs and expenses	22,602,879	19,762,937	10,817,999

Loss from continuing operations, before income taxes and discontinued operations	(14,478,178)	(8,746,830)	(5,881,276)
Tax provision	-	-	-

Loss from continuing operations, before discontinued operations	(14,478,178)	(8,746,830)	(5,881,276)

Loss from discontinued operations (Note 12)	-	-	(4,774,840)
Gain on disposal of discontinued operations (Note 12)	-	-	9,715,604
Loss before minority interest	$ (14,478,178)	$ (8,746,830)	$ (940,512)
Minority interest	(269,005)	(139,939)	(27,341)
Net Loss	$ (14,209,173)	$ (8,606,891)	$ (913,171)
Basic net loss per share:
Loss from continuing operations (Note 6)	$ (0.54)	$ (0.35)	$ (0.25)
Income (loss) from discontinued operations, net	$ -	$ -	$ 0.21
Basic loss per common share (Note 6)	$ (0.54)	$ (0.35)	$ (0.04)

Weighted average number of shares outstanding	26,664,682	24,723,766	23,374,205

Potentially dilutive shares outstanding	29,515,887	28,061,401	26,377,537

	No dilution is reported since net income is a loss per SFAS 128

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
					Paid in
	Total			Capital in	Warrants &	Accumu-
	Common	Treasury	Par	Excess of	Stock	lated	Treasury	Other	Stockholders’
	Shares	Shares	Value	Par Value	Options	Déficit	Stock	Comprehensive Income	Equity

Balance at
December 31, 2005	22,806,176	100,025	$ 22,806	$25,629,775	-	$(18,066,491)	$(13,370)		$ 7,572,720

Issuance of common stock	740,479		601	3,373,745	-	-	-		3,374,346
Stock issuance cost	-	-	-	(310,740)	-	-	-		(310,740)
Warrants (see note 10)	-	-	-	-	$ 247,313	-	-		247,313
Stock Based Compensation (see note 5)	-	-	-	-	1,262,404				1,262,404
Net loss	-	-	-	-	-	(913,171)			(913,171)
Balance at
December 31, 2006	23,546,655	100,025	$ 23,407	$28,692,780	$1,509,717	$(18,979,662)	$(13,370)		$ 11,232,872

Issuance of common stock	1,530,529		1,670	9,479,833	-	-	-		3,374,346
Stock issuance cost	-	-	-	(1,081,900)	-	-	-		(310,740)
Warrants (see note 10)	-	-	-	-	1,073,654	-	-		247,313
Stock Based Compensation (see note 5)	-	-	-	-	-				1,262,404
Unrealized Gain on Marketable Securities								12,945
Net loss	-	-	-	-	-	(8,606,891)			(913,171)
Balance at
December 31, 2007	25,077,184	100,025	$ 25,077	$37,090,714	$2,583,371	$(27,586,553)	$(13,370)	12,945	$ 12,112,184

Issuance of common stock	2,361,183	-	-	10,815,816	-	-	-		10,815,900
Stock issuance cost	-	-	2,361	(1,348,176)	-	-	-		(1,345,815)
Warrants (see note 10)	-	-	-	-	(421,887)	-	-		(421,887)
Stock Based Compensation (see note 5)	-	-	-	-	69,356				69,355
Unrealized Loss on Marketable Securities (Net of Tax of $123,079)								(204,254)	(204,254)
Net loss	-	-	-	-	-	(14,209,173)			(14,209,173)
Balance at
December 31, 2008	27,438,367	100,025	$ 27,438	$ 46,558,354	$2,230,840	$(41,795,726)	$(13,370)	(191,309)	$ 6,816,225

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006

CASH PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(14,209,173)	$ (8,606,891)	$ (913,171)
Loss from discontinued operations	-	-	4,774,840
Gain on disposal of discontinued operations, net	-	-	(9,715,604)

Loss from continuing operations	(14,209,173)	(8,606,891)	(5,853,935)
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Depreciation, depletion, and amortization	1,905,854	1,238,733	585,439
Impairment, dry hole and other disposals of property	5,184,492	481,930	459,243
Minority interest	(269,005)	(139,939)	(27,341)
Loss on buyback of minority interest	168,702	169,374	-
Stock-based compensation costs, net of taxes	745,640	831,752	1,262,404
Warrant costs from issuance of restricted common stock	(374,867)	384,352	247,313
Marketable securities	-	(380,000)	-
(Gain) or loss on sale of property	(773,565)	-	-
Property, mining claims & services paid with common stock	-	-	-
Director stock compensation	93,480	112,428
Changes in operating capital:
(Increase) decrease in accounts receivable	(711,743)	63,757	85,419
(Increase) decrease in prepaids	-	30,500	-
(Increase) decrease in deposits and other assets	222,359	(28,939)	(19,088)
Increase (decrease) in income taxes payable	-	-	-
Increase (decrease) in accounts payable, deferred revenue and accrued expenses	(2,088,814)	3,704,199	635,880
Increase (decrease) in amounts payable to joint venture participants and related parties	630,754	604	(82,680)
Increase (decrease) in advances from joint venture
participants	(7,660,681)	(1,736,982)	90,264

Net cash provided by (used in) continuing operations	(17,136,568)	(3,875,122)	(2,617,082)
Net cash provided by (used in) discontinued operations	-	-	543,073
Net Cash Provided (Used) by Operating Activities	(17,136,568)	(3,875,122)	(2,074,009)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2008	2007	2006
CASH PROVIDED (USED) BY INVESTING ACTIVITIES
Proceeds from sale of property	7,388,654	-	461,752
Buy back of minority interest in GVDC/GVPS	(418,647)	(5,019,440)	-
Proceeds from sale of marketable securities	79,998	-	-
Proceeds from sale of discontinued operations	-	-	13,838,625
Member capital distributions	-	(170,796)	-
Capital expenditures	(7,306,831)	(5,853,593)	(5,760,034)
(Investment in) marketable securities	-	(47,056)	-

Net cash provided by (used in) continuing operations	(256,826)	(11,090,885)	8,540,343
Net cash provided by (used in) discontinued operations	-	-	(225,042)

Net Cash Provided (Used) by Investing Activities	(256,826)	(11,090,885)	8,315,301

CASH PROVIDED (USED) BY FINANCING ACTIVITIES

Proceeds from long-term debt	-	-	1,017,559
Proceeds from long-term debt – related parties	-	-	1,200,000
Principal payments on long-term debt	(530,328)	(1,109,241)	(4,909,204)
Net proceeds from the sale of minority interest	3,603,600	-	5,438,087
Net proceeds from the issuance of warrants	-	268,197	-
Net proceeds from the issuance of stock options	39,150	-	-
Net proceeds from issuance of common stock	8,614,066	7,876,529	2,442,890

Net cash provided by (used in) continuing operations	11,726,488	7,035,485	5,189,332
Net cash provided by (used in) discontinued operations	-	-	(709,330)

Net Cash Provided (Used) by Financing Activities	11,726,488	7,035,485	4,480,002

Net Increase (Decrease) in Cash and Cash Equivalents	(5,666,906)	(7,930,522)	10,721,294

Cash at Beginning of Year	7,667,693	15,598,215	4,876,921

Cash at End of Year	$ 2,000,787	$ 7,667,693	$ 15,598,215

Interest paid	$ 217,748	$ 258,829	$ 352,815

Income taxes paid	$ -	$ -	$ -

Non Cash Investing and Financing

Property purchased with debt	$ -	$ 31,948	$ -
Property & services paid with common stock	$ -	$ -	$ 620,716

Stock issued in exchange for mining claims	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

History and Business Activity

Tri-Valley Corporation (“TVC” or the Company), a Delaware corporation formed in 1971, is in the business of exploring, acquiring and developing petroleum and precious metals properties and interests therein. Tri-Valley has five subsidiaries. Tri-Valley Oil & Gas Company (“TVOG”) operates the oil & gas activities and derives the majority of its revenue from oil and gas; Select Resources which handles all precious and industrial mineral interests; Great Valley Production Services, Inc., which was formed in February 2006 to operate oil production, rigs, primarily for TVOG; Great Valley Drilling Company which was formed in 2006 to operate oil drilling rigs, primarily for third parties and Tri-Valley Power Corporation which is inactive (see Item 1 Business for detail of GVPS and GVDC). The Company sold its joint venture interest in Tri-Western Resources, LLC on November 15, 2006. GVPS had minority interest of 26% outside ownership by outside third parties as of December 31, 2008. GVDC’s is wholly owned by TVC as of year-end 2008.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TVOG, Select, GVDC, Tri-Valley Power Corporation, since their inception. GVPS, where the Company has retained a 74% ownership interest, is also included in the consolidation. Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined. This includes Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships. All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation.

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

It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2008 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we have based the estimated present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and cost may be materially higher or lower than the prices and costs as of the date of the estimate.

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

Advances Receivable/Payable from Joint Venture Participants

Advances received by the Company from joint venture partners for contract drilling projects, which are to be spent by the Company on behalf of the joint venture partners, are classified within operating inflows on the basis they do not meet the definition of financing or investing activities. When the cash advances are spent, the payable is reduced accordingly and the cash is absorbed. As expenses for additional operations are incurred any have yet to be funded by joint venture participants, the advances become a receivable due to the company. These advances do not contribute to the Company's operating profits and are accounted for or disclosed as balance sheet entries as a receivable from joint venture participants.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During 2008, the Company developed and sold equipment to industry partners and drilling investors. This equipment is used for the production and shipment of oil at the Pleasant Valley leases. The company realizes a profit from the sale of equipment if the amount received for sale of assets exceeds actual costs. Conversely, if actual costs exceed revenue, the Company records a loss on the sale. Revenue and costs related to these assets are recorded in the statement of operations under drilling and development.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

incurred in drilling exploratory wells are accumulated as work in process until the Company determines whether the well has encountered commercial oil and gas reserves.

If the well has encountered commercial reserves, the accumulated cost is transferred to oil and gas properties; otherwise, the accumulated cost, net of salvage value, is charged to dry hole expense. If the well has encountered commercial reserves but cannot be classified as proved within one year after discovery, then the well is considered to be impaired, and the capitalized costs (net of any salvage value) of drilling the well are charged to expense. In 2008, 2007, and 2006 there was $4,869,162, $481,930 and $459,243 respectively, charged to expense for impairment of exploratory well costs. These impairments charges were related to oil and gas property impairments and do not include additional impairment charges related to equipment. Depletion, depreciation and amortization of oil and gas producing properties are computed on an aggregate basis using the units-of-production method based upon estimated proved developed reserves.

At December 31, 2008 and 2007, the Company carried unproved property costs of $1.60 million and $2.4 million, respectively. Generally accepted accounting principles require periodic evaluation of these costs on a project-by-project basis in comparison to their estimated value. These evaluations will be affected by the results of exploration activities, commodity price outlooks, planned future sales or expiration of all or a portion of the leases, contracts and permits appurtenant to such projects. If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize non cash charges in the earnings of future periods.

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

As of January 1, 2005, the Company adopted FASB Staff Position FAS 19-1, “Accounting for Suspended Well Costs.” Upon adoption of the FSP, the Company evaluated all existing capitalized exploratory well costs under the provisions of the FSP. As a result, the Company determined that there were no capitalized costs of exploratory wells during 2008, 2007 and 2006, and does not include amounts that were capitalized and subsequently expensed in the same period.

Asset retirement obligations

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The Company’s asset retirement obligations primarily relate to the future plugging and abandonment of proved properties and related facilities. The Company has no assets that are legally restricted for purposes of settling asset retirement obligations. (see Note 11 to the Consolidated Financial Statements for a table of the Company’s asset retirement obligations.)

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

Concentration of Credit Risk and Fair Value of Financial Instruments

The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution. Total uninsured cash at year end was $2.0 million.

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

		December 31,	December 31,	December 31,
		2008	2007	2006

Net Income	As reported	$ (14,209,173)	$ (8,606,891)	$ (913,171)
Add: Stock-based compensation expense included in reported net income, net of tax benefit		745,640	831,752	1,262,404
Deduct: Stock-based compensation expense determined under fair value based method for all awards, net of tax		(745,640)	(831,752)	(1,262,404)
	Pro forma	$ (14,209,173)	$ (8,606,891)	$ (913,171)

Earnings per share	As reported	(0.54)	(0.35)	(0.04)
	Pro forma	(0.54)	(0.35)	(0.04)

Warrants are accounted for under the guidelines established by APB Opinion No. 14 Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants (APB14) under the direction of Emerging Issues Task Force (EITF) 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, (EITF 98-5) EITF 00-27 Application of Issue No 98-5 to Certain Convertible Instruments and (EITF 00-27).

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

Recently Issued Accounting Pronouncements

Accounting for Business Combinations

During December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”), which establishes new accounting and disclosure requirements for recognition and measurement of identifiable assets, liabilities and goodwill acquired and requires that the fair value estimates of contingencies acquired or assumed be considered as part of the original purchase price allocation. SFAS No. 141(R) is effective for periods beginning on or after December 15, 2008. We adopted this Interpretation during 2008 and we do not expect the adoption to have material impact on our financial position or results of operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. SFAS No. 162 is not expected to have a material impact on our consolidated financial position or results of operations.

Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement replaces multiple existing definitions of fair value with a single definition, establishes a consistent framework for measuring fair value and expands financial statement disclosures regarding fair value measurements. This Statement applies only to fair value measurements that already are required or permitted by other accounting standards and does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning subsequent to November 15, 2007. We adopted this Statement in the first quarter of 2008 and do not expect the adoption to have a material impact on our financial position or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

Properties, equipment and fixtures consist of the following:

	2008	2007
Oil and gas – California
Proved properties, gross	$ 1,175,566	$ 3,026,660
Accumulated depletion	(1,022,021)	(882,753)
Proved properties, net	153,545	2,143,907
Unproved properties	1,616,919	2,414,843
Total oil and gas properties	1,770,464	4,558,750

Rigs	2,864,485	7,492,975
Accumulated depreciation	(1,325,733)	(761,217)
Total Rigs	1,538,752	6,731,758

Other property and equipment
Land	21,281	21,281
Building	45,124	45,124
Machinery and Equipment	7,601,054	4,875,326
Vehicles	890,272	803,296
Transmission tower	51,270	51,270
Office furniture and equipment	154,624	149,229
	8,763,625	5,945,526
Accumulated depreciation	(2,151,341)	(1,003,381)
Total other property and equipment, net	6,612,284	4,942,145

Property and equipment, net	$ 9,921,500	$ 16,232,653

Depreciation and depletion expense for the year ended December 31, 2008 was $1,851,744 and for the year ended December 31, 2007 was $1,096,251. Carrying amount of assets pledged as collateral for the year ended December 31, 2008 was $3,060,683. In 2007, the carrying amount of assets pledged as collateral was $5,027,268.

NOTE 4 – NOTES PAYABLE

	2008	2007

Note payable to Rabobank dated October 5, 2005, secured by a vehicle, interest at 6.5%, payable in 60 monthly installments of $599.	$ 12,380	$ 18,527

Note payable to Jim Burke Ford dated November 18, 2005; secured by a vehicle; interest at 6.49%; payable in 60 monthly installments of $714.

	15,387	22,677

Note payable to Sealaska Corporation dated July 15, 2005; secured by mining machines and equipment; imputed interest at 7.5%; payable in 10 yearly installments of $200,000. Face amount was $2,000,000 before the imputed interest discount of $627,184 which resulted in a principal amount of $1,372,816.

	1,029,405	1,171,461

Note payable to Three Way Chevrolet dated April 03, 2006; secured by a vehicle; interest at 5.90%; payable in 60 monthly installments of $577.	15,073	20,926

Note payable to Three Way Chevrolet dated February 24, 2006; secured by a vehicle; interest at 9.70%; payable in 60 monthly installments of $1,324.	31,937	44,018

Note payable to Moss Family Trust dated February 14, 2006; secured by 100,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $13,747.	323,876	442,147

Note payable to Moss Family Trust dated March 8, 2006; secured by 40,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $5,728	134,948	184,228

Note payable to Three Way Chevrolet dated January 22, 2007; secured by a vehicle; interest at 6.90%; payable in 60 monthly installments of $622.	20,685	26,504
Note payable to Three Way Chevrolet dated September 11, 2006; secured by a vehicle; interest at 4.90%; payable in 60 monthly installments of $927.	-	38,000

NOTE 4 – NOTES PAYABLE (Continued)
	December 31,
	2008	2007

Note payable to Three Way Chevrolet dated September 11, 2006; secured by a vehicle; interest at 6.90%; payable in 60 monthly installments of $633.	-	24,999

Note payable to Three Way Chevrolet dated October 31, 2006; secured by a vehicle; interest at 9.70%; payable in 60 monthly installments of $1,679.43.	-	62,259

Note payable to Gary D, Borgna and Julie R. Borgna, and Equipment 2000 dated December 30, 2006; secured by Rig Equipment; imputed interest at 8.00%; payable in 120 monthly installments of $9,100 and a payment of $300,000 paid January 3, 2007. Face amount was $1,392,000 before the discount of $342,000 which resulted in a principal amount of $1,050,000.	643,690	698,964

	2,227,381	2,757,710
Less current portion	389,648	402,003

Long-term portion of notes payable	$ 1,837,733	$ 2,355,707

Maturities of long-term debt for the years subsequent to December 31, 2008 are as follows:

2009	$ 389,648
2010	481,970
2011	304,293
2012	273,892
2013-2016	777,578

$ 2,227,381

NOTE 5 - RELATED PARTY TRANSACTIONS

Employee Stock Options

The Company has a qualified and a nonqualified stock option plan, which provides for the granting of options to key employees, consultants, and non employee directors of the Company. The 2008 stock option expense was $745,640.

The purpose of the Company's stock option plans is to further the interest of the Company by enabling officers, directors, employees and consultants of the Company to acquire an interest in the Company by ownership of its stock through the exercise of stock options granted under its stock option plan which are vested in one to five years.

The option price, number of shares and grant date are determined at the discretion of the Company’s board of directors. The 1998 stock option plan was supplemented with the 2005 plan. All newly issued stock option grants are issued from the 2005 plan. The 2005 plan provides for the issuance of 2,625,000 stock options with 1,597,500 remaining to be issued as of December 31, 2008. Options granted under the plans are exercisable upon vesting. The vesting dates are determined in the stock option award and the contractual life is up to ten years. The plan expires in October 2015.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions used for grants in 2008.

Year	Expected Life	Expected Dividends	Expected Volatility	Risk-Free Interest Rates
2008	3.00	None	41%-115%	1.0% - 2.7%

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

The following table summarizes information about fixed stock options outstanding at December 31, 2008:

Range of Exercise Prices	Number Outstanding at December 31, 2008	Number Outstanding & exercisable at December 31, 2008	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value(1) at December 31, 2008 (in thousands)

$.50 - $10.00	2,405,350	1,860,350	3.5 years	$3.49	$ 590

(1) Based on the difference between the exercise price per share and the $1.80 market price per share as of December 31, 2008

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

(1) Based on the difference between the exercise price per share and the $9.49 market price per share as of December 31, 2006

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Employee Stock Options (continued)

Unrecognized Compensation Expense. At December 31, 2008 there was $1,252,783 of unrecognized compensation expense related to unvested awards granted under the Company’s stock option plan. This amount is expected to be charged to expense over a weighted-average period of 2 years.

A summary of the status of the Company's fixed stock option plan as of December 31, 2008, 2007 and 2006 and changes during the years ending on those dates is presented below:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Fixed Options
Outstanding at beginning of year	2,967,350	$ 3.50	2,914,850	$ 2.67	2,757,600	$ 2.03
Granted	350,000	$ 6.06	700,000	$ 7.41	445,000	$ 6.19
Exercised	(796,000)	$ 1.29	(440,000)	$ 1.99	(287,750)	$ 2.03
Cancelled	(116,000)	$ 8.41	(207,500)	$ 8.26	-	-

Outstanding at end of year	2,405,350	$ 4.37	2,967,350	$ 3.50	2,914,850	$ 2.67

Options exercisable at year-end	1,860,850	$ 3.49	2,417,850	$ 2.64	2,674,850	$ 2.26

Weighted-average fair value of
options granted during the year	$ 1.89		$ 4.00		$ 4.78

Available for issuance	1,597,500		1,831,500		824,000

A summary of the status of the Company’s nonvested options as of December 31, 2007 and changes during the year ended December 31, 2008, is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2007	549,500	$ 7.28

Granted	350,000	$ 7.45
Vested	(354,500)	$ 8.55

Nonvested at December 31, 2008	545,000	$ 6.56

NOTE 5 - RELATED PARTY TRANSACTIONS (continued)

Partnerships

Tri-Valley sells oil and gas drilling prospects and equipment to partnerships that are sponsored by Tri-Valley and sold to private investors for the purpose of oil and gas drilling and development. The Company accounts for these partnerships on the pro rata combination method. Drilling and development revenue related to the Opus-I partnership for the fiscal year ended December 31, 2008, 2007 and 2006 are as follows:

	December 31,
	2008	2007	2006

Drilling and development revenue	$ 2,588,650	$ 6,131,613	$ 2,497,256

Drilling and development costs	$ 1,815,085	$ 5,010,799	$ 1,990,000

Oil and gas income from the Tri-Valley Oil & Gas Exploration Programs 1971-1 for fiscal year ended December 31, 2008, 2007 and 2006 are as follows:

	December 31,
	2008	2007	2006

Partnership income, net of expenses	$ -	$ 30,000	$ 45,000

NOTE 6 – EARNINGS PER SHARE

Year	Full Year Basic Earnings (Loss) Per Share	Weighted-Average Shares Outstanding	Weighted-Average Potentially Dilutive Shares Outstanding

2008	$ (0.54)	26,664,682	29,515,887
2007	$ (0.35)	24,723,766	28,061,401
2006	$ (0.04)	23,374,205	26,377,537

The diluted earnings per share amounts are based on weighted-average shares outstanding plus common stock equivalents. Common stock equivalents include stock options and awards, and common stock warrants. Common stock equivalents excluded from the calculation of diluted earnings per share due to the effect was antidilutive.

NOTE 7 - INCOME TAXES

As of December 31, 2008, the Company had available net operating loss carryforwards for federal and state tax purposes of $36,177,144 and $32,047,719, respectively, which begin to expire in 2025 and 2015, respectively. The Company also had available as of December 31, 2007 federal and state statutory depletion allowance carryforwards of $1,842,179, which do not expire. The Company had unrealized loss on investments available for sale of $308,976, which begin to expire in five years after the sale of investment.

The components of deferred tax assets at December 31, 2008, 2007 and 2006 are composed of:

	December 31,	December 31,	December 31,
	2008	2007	2006

Net operating loss carryforwards	$ 14,813,815	$ 9,219,236	$ 4,867,050
Statutory depletion carryforwards	684,835	540,330	508,050
Unrealized loss on investment available for sale	123,079

	15,621,729	9,759,566	5,375,119
Less: deferred tax asset valuation allowance	(15,498,650)	(9,759,566)	(5,375,119)

Net deferred tax assets	$ 123,079	$ -	$ -

Income tax benefit (provision) is computed as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006
Current:
Federal	$0	$0	$0
State	0	0	0
	$0	$0	$0

Deferred: Federal	$0	$0	$0
State	0	0	0
	$0	$0	$0

Total income tax benefit (provision):
	December 31,	December 31,	December 31,
	2008	2007	2006

Continuing operations	$0	$0	$0
Discontinued operations	0	0	0
	$0	$0	$0

NOTE 8 - MAJOR CUSTOMERS

Oil and Gas

Substantially all oil and gas sales have occurred in the California market. The Company receives substantially all of its oil and gas revenue from two customers. Our total oil and gas sales amounted to $3,322,353 $761,279 and $1,029,606 for the year ended December 31, 2008, 2007, and 2006, respectively. We receive about 70% of our revenue from Company A and about 30% from Company B and C combined. All of our oil and gas is sold at spot market.

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

-

Rig and refurbishing operations began in 2006, when the Company acquired drilling rigs and began operating them through subsidiaries Great Valley Production Services, LLC, and Great Valley Drilling Company, LLC. Rig operations include income from rental of oil field equipment and income received from refurbishing and selling oilfield equipment.

-

Minerals include the Company’s mining and mineral prospects and operations, and expenses associated with those operations. In 2006, 2007 and 2008 the Company recorded minerals revenue from consulting services performed for the mining and minerals industry, which are included on the operating statement as other income.

-

Drilling and development includes revenues received from oil and gas drilling and development operations performed for joint venture partners, including the Opus-I drilling partnership. Revenues also include the sale of equipment to joint venture partners to assist in the production at partnership leases.

NOTE 9 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas Production	Rig & refurbishing Operations	Minerals	Drilling and Development	Non segmented items	Total
Year ended December 31, 2008

Revenues	$ 3,759,000	$1,451,000	$ 142,000	$ 2,589,000	$ 184,000	$ 8,125,000

Interest expense	$ 79,084	$ 53,858	$ 84,805	$ -		$ 217,748

Operating income (loss)	$ (2,310,000)	$ 27,000	$ (229,000)	$ 774,000	$(12,740,000)	$ (14,478,000)

Expenditures for segment assets	$ 6,103,164	$ 1,203,667	$ -	$ -	$ 15,296,048	$ 22,602,879

Depreciation, depletion, and amortization	$ 929,518	$ 734,991	$ 241,345	$ -		$ 1,905,854

Total assets	$ 9,102,943	$ 2,340,362	$ 1,816,206	$ -	4,211,210	$ 17,470,721

Estimated income tax benefit (expense)	$ -	$ -	$ -	$ -		$ -

Net income (loss)	$ (2,310,000)	$ 27,000	$ (229,000)	$ 774,000	$(12,740,000)	$(14,478,000)

Year ended December 31, 2007

Revenues	$ 1, 113,000	$ 2,727,000	$ 580,000	$ 6,132,000	$464,000	$ 11,016,000

Interest expense	$ 101,322	$ 71,859	$ 85,644	$ -		$ 258,829

Operating income (loss)	$ (28,000)	$ 585,000	$ (38,000)	$ 1,121,000	$(10,387,000)	$ (8,847,000)

Expenditures for segment assets	$ 2,280,187	$ 3,471,352	$ -	$ -		$ 5,751,539

Depreciation, depletion, and amortization	$ 229,354	$ 766,905	$ 242,474	$ -		$ 1,238,733

Total assets	$ 23,033,171	$ (139,739)	$ 2,361,463	$ -		$ 25,254,895

Estimated income tax benefit (expense)	$ -	$ -	$ -	$ -		$ -

Net income (loss)	$ (28,000)	$ 585,000	$ (38,000)	$ 1,121,000	$(10,387,000)	$ (8,847,000)

Oil and Gas Production	Rig & refurbishing Operations	Minerals	Drilling and Development	Non segmented items	Total

Year ended December 31, 2006

Revenues	$ 1,213,000	$ 873,000	$ 230,000	$ 2,497,000	$ 124,000	$ 4,937,000

Interest expense	$ 26,834	$ 2,373	$ 367,465	$ -		$ 396,672

Operating income (loss)	$ 816,000	$ 147,000	$ (414,000)	$ 507,000	$ (6,937,000)	$ (5,881,000)

Expenditures for segment assets	$ 1,146,146	$ 5,444,646	$ 15,000	$ -		$ 6,605,792

Depreciation, depletion, and amortization	$ 159,289	$ 81,530	$ 344,620	$ -		$ 585,439

Total assets	$ 18,517,488	$ 7,853,046	$ 2,283,591	$ -		$ 28,654,125

Estimated income tax benefit (expense)	$ -	$ -	$ -	$ -		$ -

Net income (loss)	$ 816,000	$ 147,000	$ (414,000)	$ 507,000	$ (6,937,000)	$ (5,881,000)

NOTE 10 - COMMON STOCK and WARRANTS and MINORITY INTEREST

Common Stock

During 2008 the Company issued the following shares of common stock. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

-	During the year various directors and employees of the Company exercised stock options previously granted. The new shares issued pursuant to the stock option plan amounted to 632,979 shares.

-	The Company issued 946 shares to one employee in lieu of salary at the closing market price of $7.40 for a total consideration of $7,000.

-	The Company issued 2,000 shares each to seven board members for services rendered.

-	The remaining 1,713,258 shares were issued in private placements at prices of $4.00 to $8.00 per share for a total consideration of $9,331,272, or a weighted average price of $5.45.

-	During the year the common stock issuance cost amounted to approximately $1,348,176.

During 2007 the Company issued the following shares of common stock. All of these securities were issued pursuant to privately negotiated transactions in reliance on the exemption contained in Section 4(2) of the Securities Act.

NOTE 10 - COMMON STOCK and WARRANTS and MINORITY INTEREST (Continued)

-	During the year various directors and employees of the Company exercised stock options previously granted. The new shares issued pursuant to the stock option plan amounted to 377,791 shares.

-	The Company issued 5,000 shares to one employee in accordance with his employment contract.

-	The Company issued 2,000 shares each to six board members for services rendered.

-	The remaining 1,135,738 shares were issued in private placements at prices of $6.00 to $9.00 per share for a total consideration of $10,815,900, or a weighted average price of $6.31.

-	During the year the common stock issuance cost amounted to approximately $1,081,900.

Warrants

During 2008, the Company issued no new warrants.

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

During 2008, the Company bought back the remaining 10% of the minority interest in GVPS, making it 100% owned by Tri-Valley by the end of the second quarter. Starting in the 3rd quarter, the Company sold new interests in GVPS to 13 individuals for $3,603,600. A total of 26% of the interest has been sold as of year-end 2008.

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

Natural Gas Contracts

The Company sells its gas under three separate gas contracts. During 2008, 2007, and 2006, the Company sold all of its produced gas under these agreements. The terms of the agreements are identical among the contracts. During 2008, 2007, and 2006, the terms of the agreements were as follows: 100% of the produced gas was sold at the monthly spot price.

Advances Receivable from Joint Venture Participants

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

The balance of the joint venture advance represents the sum of amounts contributed for drilling prospects, net of expenditures for the projects. Receivable balances are held and reduced as the Company raises more capital from participants. The balance at December 31, 2008 consists primarily of the following projects:

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

The Opus Drilling Program joint venture status at December 31, 2008 is as follows:

Total Opus Contributions	$ 85,921,289
Total Opus Expenditures	$ 89,910,043
Remaining Receivable	$ 3,988,754

Interest credited to joint account	$ -

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures and lease arrangements as of December 31, 2008

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	After 5 years	Total

Long term debt(1)	389,648	1,060,155	777,578	-	2,227,381
Operating lease commitments (2)	185,640	216,580	-	-	402,220
Total contractual cash obligations	$ 575,288	$1,276,735	$ 777,578	-	$ 2,629,601

(1)

Represents cash obligations for principal payments and interest payments on various loans that are all secured by the asset financed. For further detail, see Note 4 to the Consolidated Financial Statements.

(2)	Lease agreement of corporate headquarters in Bakersfield, California, lease terms are until March 2011 at a monthly payment of $15,470.

Asset Retirement Obligations

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of SFAS 143 during the years ended December 31, 2008, 2007, and 2006.

	December 31,		December 31,		December 31,
	2008		2007		2006

Beginning asset retirement obligations	$ 240,394		$ 216,714		$ 92,108

Liabilities assumed in acquisitions	33,341	(3)	2,380	(2)	111,364	(1)
Accretion of discount	54,110		21,300		13,242

Ending asset retirement obligations	$ 327,845		$ 240,394		$ 216,714

1)	The Company’s portion of the liability for the plugging and abandonment of the wells acquired from the C & L/Crofton & Coffee lease, the Claflin lease and the SP/Chevron lease.
(2)	The Company’s portion of the liability for the plugging and abandonment of wells drilled from the Temblor Valley and Pleasant Valley acquisitions.
(3)	The Company’s portion of the liability for the plugging and abandonment of wells drilled from the Pleasant Valley and Moffat Ranch acquisitions.

NOTE 12 – ACQUISITIONS AND DISPOSITIONS

Sale of interest in Tri-Western Resources, LLC and an industrial minerals site - Pro Forma Information

In 2006, the company had a $9,715,604 gain on the sale of the operation, and had an operating loss of $4,774,840 loss during the year.

The following pro forma unaudited financial information has been prepared by management to present consolidated financial results of operations of the Company to give effect to the loss of control over our interest in Tri-Western Resources, LLC. The pro forma condensed consolidated statement of losses for the years ended December 31, 2008, 2007 and 2006 present pro forma results as if the Company never owned an interest in Tri-Western Resources.

The unaudited pro forma financial information is not necessarily indicative of the actual results of operations or the financial position which would have been attained had the acquisitions been consummated at either of the foregoing dates or which may be attained in the future.

TRI-VALLEY CORPORATION

UNAUDITED PROFORMA CONDENSED CONSOLIDATED STATEMENT OF LOSSES

DECEMBER 31, 2008

For the year ended December 31, 2008
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$ 8,124,699	-	$ 8,124,699
Total Costs and Expenses	$ 22,602,879	-	$ 22,602,879
Net loss from continued operations	$ (14,478,178)	-	$ (14,478,178)
Income (loss) before minority interest	$ (14,478,178)		$ (14,478,178)
Minority interest Net loss	(269,005) (14,209,173)	- -	(269,005) (14,209,173)
Continued operations loss per common share	$ (0.54)	-	$ (0.54)
Basic loss per common share	$ (0.54)	-	$ (0.54)
Weighted average number of shares outstanding	26,664,682	-	26,664,682
Potentially dilutive shares outstanding	29,515,887	-	29,515,887

For the year ended December 31, 2007
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$ 11,016,107	-	$ 11,016,107
Total Costs and Expenses	$ 19,762,937	-	$ 19,762,937
Net loss from continued operations	$ (8,746,830)	-	$ (8,746,830)
Income (loss) before minority interest	$ (8,746,830)		$ (8,746,830)
Minority interest Net loss	(139,939) (8,606,891)	- -	(139,939) (8,606,891)
Continued operations loss per common share	$ (0.35)	-	$ (0.35)
Basic loss per common share	$ (0.35)	-	$ (0.35)
Weighted average number of shares outstanding	24,723,766	-	24,723,766
Potentially dilutive shares outstanding	28,061,401	-	28,061,401

For the year ended December 31, 2006
	As	Pro Forma
	Presented	Adjustment	Pro Forma
Total Revenue	$ 4,936,723	$ -	$ 4,936,723
Total Costs and Expenses	$ 10,817,999	$ -	$ 10,817,999
Net loss from continued operations	$ (5,881,276)	$ -	$ (5,881,276)
Loss from discontinued operations	$ (4,774,840)	$ (4,774,840)	$ -
Gain from sell of discontinued operations	$ 9,715,604	$ 9,715,604	$ -
Income (loss) before minority interest	$ (940,512)	$ 4,940,764	$ (5,881,276)
Minority interest Net loss	(27,341) (913,171)	- $ 4,940,764	- $ (5,881,276)
Discontinued operations earnings per common share	$ 0.21	$ 0.21	$ 0.00
Basic loss per common share	$ (0.04)	$ (0.21)	$ (0.25)
Weighted average number of shares outstanding	23,374,205	-	23,374,205
Potentially dilutive shares outstanding	26,377,537	-	26,377,537

NOTE 13 – INVESTMENT

In the second quarter of 2007, the Company received 150,000 stock options for Duluth Metals common stock for providing executive and geological services for Duluth Metals. The stock options are exercisable at $0.30 Canadian. During the fourth quarter of 2007, the options were exercised and converted into stock at a cost of $47,055. During 2008, 30,000 shares of stock were sold at an average price of $2.82 Canadian. The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s securities consist of stock which has been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) will be reported as a component of shareholder equity. At December 31, 2008, the cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of the Company's holdings are as follows:

December 31, 2008

Net cost of equities	$ 347,056
Unrealized Losses	(314,388)
Fair Market Value	$ 32,668

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in other comprehensive income of the equity section. At December 31, 2008, the company's marketable securities had a fair market value of $32,668. The net unrealized gain of $68,384 for the fourth quarter is reported as accumulated other income bringing the net unrealized loss inception to date to $191,309.

This investment was translated into U.S. Dollars in accordance with SFAS No. 52, “Foreign Currency Translation.” The investment was translated at the rate of exchange on the balance sheet date.

NOTE 14 – GOING CONCERN

The Company had a cash balance of $2.0 million as of December 31, 2008 which has subsequently decreased. Current liabilities as of December 31, 2008 were $5.1 million which has subsequently increased. The Company is dependent upon continued capital formation for operating and general and administrative expenses for fiscal 2009.

A primary source for this capital has been investors in the TVOG Opus I Drilling Program LP and the private placement of our common stock. Although we have always been successful in the past at attracting sufficient capital, we do not know – particularly in the current economic climate – if additional financing will be available when needed. Insufficient funds may prevent us from continuing our operations.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

SUPPLEMENTAL INFORMATION (unaudited)

The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by the Company located solely in the United States.

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent petroleum engineers for the years ended December 31, 2008, 2007, and 2006. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006

Aggregate capitalized costs:
Proved properties	$ 1,175,566	$ 3,026,660	$ 2,169,496
Unproved properties	1,616,919	2,414,843	2,792,340
Accumulated depletion, depreciation and amortization	(1,022,021)	(882,753)	(761,571)

Net capitalized assets	$ 1,770,464	$ 4,558,750	$ 4,200,265
Supplemental Information (unaudited)

The following sets forth costs incurred for oil and gas property acquisition, exploration and development activities, whether capitalized or expensed, during:

	December 31,	December 31,	December 31,
	2008	2007	2006

Acquisition of producing properties and productive and non-productive acreage	$ -	$ -	$ 400,000

Exploration costs and development activities	$ -	$ -	$ -

Supplemental Information (unaudited)

Results Of Operations From Oil And Gas Producing Activities

The results of operations from oil and gas producing activities are as follows:

	December 31,	December 31,	December 31,
	2008	2007	2006

Sales to unaffiliated parties	$ 3,322,353	$ 791,279	$ 1,074,606
Production costs	(1,291,115)	(430,068)	(388,700)
Depletion, depreciation and amortization	(164,993)	(229,354)	(159,289)
	1,866,245	131,857	526,617
Income tax expense	-	-	-

Results of operations from activities before
extraordinary items (excluding corporate
Overhead and interest costs)	$ 1,866,245	$ 131,857	$ 526,617

Changes In Estimated Reserve Quantities

The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2008, 2007, and 2006, and changes in such quantities during each of the years then ended, were as follows:

	December 31, 2008		December 31, 2007		December 31, 2006
	Oil	Gas	Oil	Gas	Oil	Gas
	(BBL)	(MCF)	(BBL)	(MCF)	(BBL)	(MCF)

Proved developed and undeveloped reserves:
Beginning of year	372,048	791,128	275,452	787,017	218,030	779,598
Revisions (a), (b), (d), (e), (h),	(345,749)	(50,115)	(44,448)	20,299	(65,673)	88,336
Purchases (f), (i)	-	-	148,049	-	125,413	-
Improved recovery (c), (g), (j)	-	56,982	-	29,741	4,282	5,260
Production	(26,299)	(102,070)	(7,006)	(45,928)	(6,600)	(86,177)

End of year	-	695,931	372,047	791,128	275,452	787,017

Proved developed reserves:
Beginning of year	372,048	791,128	275,452	787,017	154,673	779,598

End of year	-	695,931	372,048	791,128	275,452	787,017

(a) In 2008, our estimated proved reserves were reduced by 49,771 mcf from current evaluations of the Hanson Lease and Webb Tract # 1 wells. Gas reserve estimates of 344 mcf for one small, non-operated lease were reduced to zero.

(b) In December 2008, the average oil price for properties we operated was $30.126, which is $53.372 lower than the previous year evaluation average oil price of $83.498 (a decrease of 63.92%). Due to the dramatic drop in oil

Supplemental Information (unaudited)

prices, all producing properties in which Tri-Valley held interests at year end were operating at uneconomic levels when assessed applying the parameters prescribed by the rules of the Securities and Exchange Commission. As a result, at year end, oil reserves were reduced by 345,749 barrels, to zero (a 100% decrease).

(c) In 2008, completion of wells in the Moffat Ranch Field and extended production of the Martins-Severin # 6 and Webb Tract # 2 wells increased reserves by 56,982 mcf.

(d) In 2007, 44,448 barrels of oil, previously classified as proved undeveloped, were eliminated from reserves because wells drilled did not justify further development in Kern County, California.

(e) In 2007, our estimated proved developed producing gas reserves were revised upward by 20,299 mcf as a result of improved performance on a producing lease in Solano County, California.

(f) In 2007, we drilled and completed an oil well in Ventura County, California. Two additional wells drilled in Ventura County in 2007 were completed as oil wells in 2008.

(g) In 2007, improved recovery estimates on proved developed producing gas wells resulted from a partially successful recompletion and improved performance from leases in Contra Costa County, California.

(h) In 2006, our estimated proved developed producing gas reserves were revised upward by 175,295 mcf as a result of improved performance on a producing lease in Solano County, California. This was partially offset by a net downward revision of 86,959 mcf to proved developed non-producing reserves and a minor change in proved developed non-producing oil reserves due to a partially successful recompletion that was not as beneficial as expected in Contra Costa County, California. In 2006, 63,357 barrels of oil, previously classified as proved undeveloped, were eliminated from reserves after two new wells drilled did not justify further development. This drilling activity also resulted in reduction of proved developed non-producing oil reserves by 3,380 barrels and an increase in proved producing oil reserves of 1,065 barrels.

(i) In the third quarter of 2006, we purchased two properties in Kern County, California, which are estimated to contain 125,413 barrels of proved non-producing oil reserves.

(j) In 2006, improved recovery estimates on proved developed producing gas wells resulted from a partially successful recompletion and improved performance from leases in Contra Costa County.

Standardized Measure Of Discounted Future Net Cash Flows Relating To Proved Oil And Gas Reserves

A standardized measure of discounted future net cash flows is presented below for the year ended December 31, 2008, 2007, and 2006.

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

Supplemental Information (unaudited)

and without an estimate of production timing. The standardized measure of discounted future net cash flows relating to proved reserves reflects income taxes.

	December 31,	December 31,	December 31,
	2008	2007	2006

Future cash in flows	$ 4,911,415	$ 36,745,611	$ 19,415,065
Future production and development costs	(1,406,356)	(12,714,080)	(5,858,187)
Future income tax expenses	(200,908)	(1,568,917)	(722,868)
Future net cash flows	3,304,151	22,462,614	12,834,010
10% annual discount for estimated timing of cash flows	1,557,893	10,138,224	6,712,715
Standardized measure of discounted future net cash flow	$ 1,746,258	$ 12,324,390	$ 6,121,295

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

The "Net change in income taxes" is computed as the change in present value of future income taxes.

	December 31,	December 31,	December 31,
	2008	2007	2006

Standardized measure - beginning of period	$ 12,324,390	$ 6,121,295	$ 7,056,072

Sales of oil and gas produced, net of production costs	(3,090,340)	(690,155)	(640,515)
Revisions of estimates of reserves provided in prior years:
Net changes in prices	973,607	8,801,793	(2,215,972)
Revisions of previous quantity estimates	2,641,502	1,641,446	(2,512,220)
Extensions and discoveries	86,986	4,718,914	-
Property acquisition	-	-	2,370,080
Accretion of discount	1,485,846	(15,970,845)	434,411
Changes in production and development costs.	(11,307,724)	6,855,893	1,566,035
Net change in income taxes	(1,368,009)	846,049	63,404

Net increase (decrease)	10,578,132	6,203,095	(934,777)

Standardized measure - end of period	$ 1,746,258	$ 12,324,390	$ 6,121,295

Supplemental Information (unaudited)

Quarterly Financial Data (unaudited)

2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$ 1,678,847	$ 2,262,189	$ 1,425,456	$ 2,758,206

Net Income (Loss)	$ (2,107,883)	$ (3,340,668)	$ (1,197,399)	$ (7,832,228)

Net Income per Common Share - Basic	$ (0.09)	$ (0.13)	$ (0.05)	$ (0.27)

2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$ 1,516,300	$ 1,299,709	$ 3,912,591	$ 4,004,721

Net Income (Loss)	$ (2,402,019)	$ (2,810,243)	$ (1,038,643)	$ (2,355,986)

Net Income per Common Share - Basic	$ (0.09)	$ (0.11)	$ (0.05)	$ (0.10)

2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenues	$ 369,765	$ 978,340	$ 1,356,311	$ 2,532,307

Net Income (Loss)	$ (3,064,107)	$ (3,240,179)	$ (2,673,198)	$ 8,064,313*

Net Income (Loss) per Common Share	$ (0.13)	$ (0.14)	$ (0.11)	$ 0.34

* In the fourth quarter we sold Tri-Western Resources and an associated building for a net gain of $9,715,604.

ITEM 9A Controls and Procedures

Evaluation of Disclosure Controls

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2008.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective as of December 31, 2008 as discussed in Management’s Report on Internal Control.

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

Under the supervision and with the participation of management, including the President and Chief Financial Officer, we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was not effective as of December 31, 2008. A “material weakness” is a significant deficiency, or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency, or combination of control deficiencies, that adversely affects a company’s ability to initiate, authorize, record, process and report external financial data reliably in accordance with GAAP. While our control deficiencies have not resulted in any material misstatements of account balances or disclosures that we are aware of, they could result in misstatements or disclosures which could cause a material misstatement of annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute a material weakness.

In connection with management’s assessment of our internal control over financial reporting, we identified two material weaknesses in our internal control over financial reporting as of December 31, 2008:

1)

We did not maintain effective controls, including procedures, over accounting for property and equipment. System of controls over existence and valuation are not being followed to ensure that asset retirement obligation’s are properly calculated and valued. As a result, asset retirements may not be identified and their values may not properly be assessed and adjusted for based on their status in the proper accounting period.

2)

We did not maintain effective controls related to the initiation, recording and processing of transactions related to the preparation and review of documentation to support financial statement close procedures.

Because of the two material weaknesses described above, management has concluded that we did not maintain effective internal controls over financial reporting as of December 31, 2008, based on the Internal Control — Integrated Framework issued by COSO.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weaknesses in Internal Control Over Financial Reporting

It is management’s goal to remediate these material weaknesses as soon as feasible during 2009

•	management will communicate its endorsement and reinforce its commitment to maintaining sound and effective internal controls with all staff;

•	management will strive to fully staff and train accounting professionals so that sufficient preparation time and review time will be available to increase the accuracy level of financial transactions.

•	management will review and improve procedures to reduce the likelihood of errors in recording financial transactions.

REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Tri-Valley Corporation

Bakersfield, California

We have audited Tri-Valley Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tri-Valley Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying report from management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment: A lack of controls, or ineffective application of controls related to the initiation, recording and processing of certain transactions related to preparation and review of documentation to support financial statement close procedures. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 financial statements, and this report does not affect our report dated March 30, 2009 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Tri-Valley Corporation has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Tri-Valley Corporation, and our report dated March 30, 2009 expressed an unqualified opinion.

BROWN ARMSTRONG PAULDEN
McCOWN STARBUCK THORNBURGH & KEETER
ACCOUNTANCY CORPORATION

Bakersfield, California

March 30, 2009

PART III

ITEM 10 Directors and Executive Officers of the Registrant

All of our directors serve one year terms from the time of their election to the time their successor is elected and qualified. The following information is furnished with respect to each director and executive officer who served as such during the fiscal year ended December 31, 2008:

		Year First
		Became Director or	Position With
Name of Director	Age	Executive Officer	Company

F. Lynn Blystone	73	1974	CHOB, President, CEO, Director, TVC, CEO and Director, TVOG
			CEO, Director Select

Loren J. Miller(1)(6)	63	1992	Director

Henry Lowenstein, Ph.D(2)(3)	54	2005	Director

G. Thomas Gamble(1)(2)(6)	47	2006	Director

Paul W. Bateman(1)(6)	51	2007	Director

Edward M. Gabriel(3)	58	2007	Director

James S. Mayer(6)	51	2008	Director

Arthur M. Evans	60	2005	Chief Financial Officer & Treasurer

Joseph R. Kandle	66	1999	President, TVOG

James G. Bush	59	2007	President, Select

(1)- Member of Audit Committee

(2)- Member of Personnel & Compensation Committee

(3)- Member of Nominating and Corporate Governance Committee

(4)- Member of Finance Committee

F. Lynn Blystone - 73	President and Chief Executive Officer of Tri-Valley Corporation and Tri-Valley Power Corporation, CEO of Tri-Valley Oil & Gas Company and Select Resources Corporation, which are three wholly owned subsidiaries of Tri-Valley Corporation - Bakersfield, California	1974

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

James S. Mayer – 51	Director	2008

Since 2007, Mr. Mayer has been the President of Magic Investment Projects, LLC, a U.S. private equity firm. He formerly served as the first vice president, investments for Citigroup Global Markets, Inc. from 2005-2006 and as vice president, alternative investments group for Merrill Lynch from 1999-2005. Prior to that, he was executive vice president of North American operations for Netzsch Inc., a large private German firm. He served as director, strategic business development for the Perkin-Elmer Corporation. Mr. Mayer has a bachelor’s degree in chemistry with a minor in physics from State University of New York with graduate studies in finance, securities law, alternative investments and international marketing. He serves on the Finance Committee. Mr. Mayer was appointed to the Board of Directors in August 2008. He is an independent member of our Board of Directors.

Loren J. Miller, CPA – 63	Director	1992

Mr. Miller has served as Treasurer of the Jankovich Company from 2001 until his retirement in 2008. Prior to that he served in other positions at Jankovich from 1994 to 2001. He served successively as vice president and chief financial officer of Hershey Oil Corporation from 1987 to 1990 and Mock Resources from 1991 to 1992. He was senior financial vice president and general manager of Tosco Production Finance Corporation from 1975 to 1986 and was a senior auditor for the accounting firm of Touche Ross & Company from 1968 to 1973. Mr. Miller is a member of financial executive international, the nation’s leading senior financial executive organization and is currently serving as president of the Los Angeles chapter. He is experienced in exploration, production, product trading, refining and distribution as well as corporate finance. He holds a B.S. in accounting and a M.B.A. in finance from the University of Southern California. Mr. Miller is an independent member of our Board of Directors.

Henry Lowenstein, Ph.D - 54	Director	2005

Dr. Lowenstein is Dean and Professor of Management at the E. Craig Wall Sr. College of Business Administration, Coastal Carolina University, Conway, South Carolina. Prior to joining the Coastal Carolina University faculty in 2007, he was Dean of Business and Public Administration at California State University Bakersfield since 2000. Dr. Lowenstein has broad background in management within business, academic, government and public service organizations. He serves on the Pre-Accreditation Committee of AACSB International, the top accreditation agency for business schools worldwide. Previous academic positions include universities in Illinois, Virginia and West Virginia. Dr. Lowenstein is published in fields of human resource management, public policy and transportation. In business he was a corporate officer for Kemper Group-Insurance and Financial Services, Dominion Bankshares Corporation, and Americana Furniture, Inc. He previously served as a management analyst for the Executive Office of the President of the United States-Office of Management and Budget under the Gerald Ford Administration. Dr. Lowenstein received his Ph.D. in Labor and Industrial Relations from the University of Illinois; an M.B.A. from George Washington University; and B.S. in Business Administration from Virginia Commonwealth University. He serves on Tri-Valley's Personnel and Compensation Committee and is Chairman of the Nominating and Corporate Governance Committee. Dr. Lowenstein is an independent member of our Board of Directors.

G. Thomas Gamble - 47	Director	2006

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

Paul W. Bateman - 51	Director	2007

Mr. Bateman is President of the Klein & Saks Group, a Washington, DC-based firm that advises clients, principally in the mining and metals industries, on public policy matters.  He joined the firm in 1994 and became its president in 1997. He began his career in the late 1970s, as an aide to then former President Richard Nixon. In 1981, he joined the White House staff under President Reagan and subsequently served in that Administration in senior positions at the Departments of Commerce and Treasury. From 1989 to 1993, he served on President George H.W. Bush's White House staff as Deputy Assistant to the President for Management. Since 2005, Mr. Bateman has been the Chairman and chief executive of the International Cyanide Management Institute, which administers a voluntary industry program aimed at improving the management of cyanide used in gold mining. He is a member of the Economic Club of New York, the nation's leading nonpartisan policy forum, and was its president from 2004-2007. He is currently the Chairman of the Reform Institute, a nonpartisan think tank dedicated to advancing a solutions-based reform agenda. Mr. Bateman is an independent member of our Board of Directors.

Edward M. Gabriel - 58	Director	2007

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

Arthur M. Evans, CPA, CMA, CFM - 60	Chief Financial Officer of Tri-Valley Corporation, and its wholly owned subsidiaries, Tri-Valley Oil & Gas Company, Tri-Valley Power Corporation, Select Resources Corporation and Great Valley Production Services, Inc. Bakersfield, California	2005

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

Joseph R. Kandle - 66	President and Chief Operating Officer Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	1998

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

James G. Bush - 59	Vice President Exploration Tri-Valley Oil & Gas Company, wholly owned subsidiary of Tri-Valley Corporation Bakersfield, California	2007

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

Audit Committee

The independent directors that serve on the audit committee are Loren J. Miller, Chair, Paul W. Bateman and G. Thomas Gamble. The board of directors has determined that Loren J. Miller is considered to be the audit committee financial expert. Please see his biography above.

Finance Committee

The independent directors that serve on the finance committee are G. Thomas Gamble, Chair, Loren J. Miller, Paul W. Bateman and James S. Mayer.

Personnel and Compensation Committee

The independent directors that serve on the personnel and compensation committee are Dr. Henry Lowenstein, Chair and G. Thomas Gamble.

Nominating and Corporate Governance Committee

The independent directors that serve on the Nominating and Corporate Governance Committee are Dr. Henry Lowenstein, Chair and Edward M. Gabriel.

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

ITEM 11 Executive Compensation

Compensation Discussion and Analysis

The core mission of Tri-Valley Corporation is to increase the value and liquidity of Tri-Valley stock in order to build the wealth of Tri-Valley Corporation investors. To fulfill this mission, we have developed a tightly defined business strategy. This strategy is to identify, obtain, and transform exploration projects of exceptional size and potential where exploration, discovery, and operational success may substantially grow the intrinsic value of the company and market value of its stock to investors.

Tri Valley strives to incorporate a “team” approach to its business in order to achieve strong operating and financial results   Consistent with this philosophy, Tri-Valley maintains a policy of executive compensation commensurate with long-term risk-value assumed by Tri-Valley Corporation investors and shareholders.  Consequently, Tri-Valley’s Chief Executive Officer compensation is structured in the form of a base cash compensation recognized to be below comparative peer corporate levels, coupled with stock options which may result in competitive to above-competitive levels at some future date, depending on the market performance of TIV’s stock.

The philosophy of low base salary coupled with options has now been implemented in the recruitment of executives at the Vice President level of Tri-Valley and its subsidiary companies.  This approach has proven successful in attracting key talented individuals with major industry experience who share the Company’s long-term shareholder value philosophy and performance motivation.  Given the competitive human resources market and industry within which Tri-Valley Corporation operates, equity options are now being used to secure key staff and operating personnel within the organization as a means to counterbalance lower base compensation.

Overview of Tri-Valley Corporation Executive Compensation Program

This Compensation Discussion and Analysis (CD&A) reviews the compensation policies and decisions of the Personnel and Compensation Committee with respect to the following individuals:

F. Lynn Blystone, CEO and President, Tri-Valley Corporation

Arthur M. Evans, CFO, Tri-Valley Corporation

Joseph Kandle, President, Tri-Valley Oil & Gas

James G. Bush, President, Select Resources, Tri-Valley Corporation

Tri-Valley Corporation executive compensation program has fixed compensation elements, which comprise base salary and benefits, as well as variable compensation elements related to performance. Each compensation component is described in further detail below.

Objectives of Tri-Valley Corporation Executive Compensation Program

Tri-Valley Corporation believes the skill and dedication of Tri-Valley Corporation executive officers and other management personnel are critical factors impacting Tri-Valley Corporation’s long-term success in meeting its business objectives as well as fostering growth and profitability. Accordingly, the Personnel and Compensation Committee has designed Tri-Valley Corporation’s compensation program in accordance with the company’s compensation philosophy, the objectives of which are to:

•	motivate and retain Tri-Valley Corporation current executive officers,

•	attract new executives with the requisite skill sets to implement and achieve Tri-Valley Corporation business strategy, and

•	align executive compensation with the attainment of strategic business objectives that increase shareholder value.

Setting Executive Compensation and Role of the Personnel and Compensation Committee, Management, and Corporate Board of Directors

The Personnel and Compensation Committee reviews, monitors, evaluates and recommends Tri-Valley Corporation executive compensation policies and programs to the Corporate Board of Directors. The Committee recommends both current compensation levels and short and long term incentives for Tri-Valley Corporation executives to the Corporate Board of Directors. In order to perform its function, the Personnel and Compensation Committee relies, in part, on input from the Chief Executive Officer and other members of senior management in determining the needs of Tri-Valley Corporation and their perceptions of the employment market environment in which the corporation operates. Input from the human resources department of Tri-Valley Corporation is important in determining availability of talent, and, from the Chief Financial Officer, in determining appropriate resource ability of the company for compensation.

Use of Benchmarking and Peer Company Comparisons

The Personnel and Compensation Committee strives to support an executive compensation program that is structured to provide Tri-Valley Corporation executive officers with compensation packages which are commensurate with the Corporation’s size and sufficient to retain personnel considered essential. To achieve this objective, the Personnel and Compensation Committee compares all compensation components for Tri-Valley Corporation executive officers, at least annually, with data on similar positions at other organizations in Tri-Valley Corporation industry that are similar in number of employees, level of operations, gross revenue and total assets with which we compete for talent.

Tri-Valley researched comparative market data on executive compensation practices and programs (the “Survey Data”) based on an analysis of six (6) energy related companies that are competitors of Tri-Valley Corporation (the “Peer Group”). The Peer Group, reviewed annually by the Personnel and Compensation Committee, is used to benchmark executive compensation levels against companies that have executive positions with responsibilities similar in breadth and scope to Tri-Valley Corporation and have global businesses that compete with us for executive talent. With this information, the Personnel and Compensation Committee reviews and analyzes the Survey Data for each senior executive officer as well as general economic conditions and marketplace compensation trends, and recommends adjustments as appropriate.

The following six (6) companies comprised the Peer Group used for the Personnel and Compensation Committee’s 2008 compensation decisions: Gasco Energy, Panhandle Oil & Gas, PrimeEnergy, CanArgo Energy, Meridian ResTri-Valley Corporationce Corporation, and Double Eagle Petroleum. These companies were selected as peers based upon the fact that all six (6) of peer companies are in the oil exploration and production industry, based on the availability of the data related to the company, based on the level of operational sophistication, and based on market capitalization. Tri-Valley uses the same six (6) companies in its corporate “Survey Data” and “Peer Group” for last year’s 2007 Annual Report. The corporation believes that the peer group used for Tri-Valley Corporation compensation decisions provides a more appropriate comparison for Tri-Valley Corporation compensation program.

In addition to the Peer Group noted above, the Personnel and Compensation Committee uses nationally recognized compensation surveys to assess the broader market competitiveness of Tri-Valley Corporation executive compensation. This data is the product of published and private surveys Tri-Valley Corporation representing compensation amounts for similar positions within Tri-Valley Corporation industry. The Personnel and Compensation Committee uses data from these surveys to provide additional data against which they may compare the competitiveness of Tri-Valley Corporation executive compensation based against the broader market. Collectively, this competitive market data provides a frame of reference for the Personnel and Compensation Committee when evaluating executive compensation, but is not the determinative factor for the compensation of Tri-Valley Corporation executive officers.

By comparing the peer group numbers to the Tri-Valley executive compensation table, Tri-Valley baseline executive compensation is approximately 25% of industry average for President/CEO and 35% of industry average for Senior Officers and Vice-Presidents.

These results assure shareholders that Tri-Valley Corporation does not engage in excessive executive compensation.  It is further assurance that Tri-Valley Corporation executives, like Tri-Valley Corporation shareholders, accept compensation based upon the long-term performance of TIV toward its ultimate attainment of rewards tomorrow that would in other organizations be received today.

Section 162(m).    The Company believes that all compensation paid or payable to its executive officers covered under Section 162(m) of the Internal Revenue Code will qualify for deductibility under such Section.

Compensation Components

Tri-Valley Corporation executive and key management compensation is comprised of three major components: (1) base salary evaluated annually by the Personnel and Compensation Committee, with recommendations to the Board as appropriate; (2) non-guaranteed annual cash bonuses awarded based on individual performance and the performance of Tri-Valley Corporation company; and (3) long-term equity-based incentives, typically delivered through stock option and/or restricted stock grants awarded based on individual performance and the performance of Tri-Valley Corporation. Tri-Valley Corporation executive officers may also be eligible for other elements of indirect compensation, comprised of health and welfare benefits, retirement and savings plans and certain perquisites. These are provided on a non-discriminatory basis to all of Tri-Valley Corporation employees. The Personnel and Compensation Committee considers each of these elements when evaluating the overall compensation program design.

Base Salary

The Personnel and Compensation Committee establishes base salaries that are sufficient to attract and retain individuals with the qualities it believes necessary for Tri-Valley Corporation long-term financial success and that are competitive in the marketplace. An executive officer’s base salary generally reflects the officer’s responsibilities, risk, tenure, job performance, and direct competition for the executive officer’s services. The Personnel and

Compensation Committee reviews the base salaries of each executive officer, including the Chief Executive Officer, on an annual basis. In addition to these annual reviews, the Personnel and Compensation Committee may at any time review the salary of an executive officer who has received a significant promotion, whose responsibilities have been increased significantly or who is the object of competitive pressure. Any adjustments are based on the results of the annual review of market salary data, increases in the cost of living, job performance of the executive officer over time and the expansion of duties and responsibilities, if any. No pre-determined weight, formula, or emphasis is placed on any one of these factors.

Annual Cash Bonus Awards

Guaranteed Bonuses. There are no guaranteed annual bonuses per the employment contracts of all Tri-Valley executives.

Annual Incentive Compensation. Annual cash bonus awards are subjective and non-guaranteed. If distributed, annual cash bonus awards are intended to compensate, and thus provide incentives to, individuals for exceptional effort and job performance, thereby facilitating Tri-Valley Corporation’s continued growth and success by providing rewards that are commensurate with individual achievement. Cash bonus awards are favored by the Personnel and Compensation Committee in situations where it believes that an executive is worthy of an incentive-based award and when it believes that the base salary of such executive is not at the level of competitiveness that the Personnel and Compensation Committee feels appropriate. The Personnel and Compensation Committee considers the achievements of Tri-Valley Corporation, and the employee’s relationship thereto, in order to determine the level of the cash bonus, if any, to be awarded. The Personnel and Compensation Committee’s considerations focus on Tri-Valley Corporation earnings, the return on shareholders’ equity, the growth in proved oil and gas reserves and the successful completion of specific projects to determine the level of bonus awards, if any.

Long-Term Equity Based Incentives

Stock option and restricted stock awards are utilized for aligning the executives’ interests with those of the shareholders by giving each executive an individual direct ownership in Tri-Valley Corporation. The company further believes these awards serve as an incentive to remain with Tri-Valley Corporation since unvested stock grants and options are forfeited should the executive terminate their employement. The Personnel and Compensation Committee focuses on Tri-Valley Corporation’s earnings, the return on shareholders’ equity, growth in proved oil and gas reserves and the successful completion of specific projects to determine the level of stock option and restricted awards, if any. The Personnel and Compensation Committee recommends awards of stock options in order to provide a form of tangible compensation which is also tied to Tri-Valley Corporation performance and provides incentives to retain an employee. Stock option awards are given as long-term incentives to Tri-Valley Corporation employees to establish a vested interest in Tri-Valley Corporation performance and to remain an employee over the long term. Decisions to grant stock options are normally made when industry conditions cause concern of serious employee turnover. Periodic long-term equity based incentives are recommended by the Personnel and Compensation Committee to the executive officers.

Other Benefits

In addition to base salaries, annual cash bonus awards and long-term equity-based incentives, Tri-Valley Corporation provides the following other forms of compensation:

•

401(k) Profit Sharing Plan. TIV has a defined contribution profit sharing/401(k) plan, designed to assist Tri-Valley Corporation eligible officers and employees in providing for their retirement. The company matches the contributions of Tri-Valley Corporation employees to the plan, in cash, at the rate of up to three percent (3%) of an employee’s wages or salary. Tri-Valley Corporation matching contribution vests immediately upon receipt.

•

Health and Welfare Benefits. Tri-Valley Corporation executive officers are eligible to participate in medical, dental, vision, life insurance, and flexible healthcare spending accounts to meet their health and welfare needs. These benefits are provided so as to assure a competitive compensation position in terms of attracting and retaining officers and other employees. This is a fixed component of compensation and the benefits are provided on a non-discriminatory basis to all employees.

Employment Agreements, Severance Benefits, and Change in Control Provisions

Tri-Valley Corporation maintains employment and other compensatory agreements with certain of its corporate officers to ensure they will perform their roles for an extended period of time. Certain provisions contained in these agreements, such as change in control payments are essential to retaining Tri-Valley Corporation talent and protecting Tri-Valley Corporation stockholders. The company believes it is appropriate to compensate individuals to refrain from working with competitors following termination, and its compensation enhances the enforceability of such agreements. These executive agreements and Tri-Valley Corporation severance terminology are described in more detail elsewhere within this report. These agreements provide for severance compensation to be paid should the officer’s employment terminate under certain defined conditions, such as among others, following a corporate change, involuntary termination, termination by us for “cause,” death or disability, each as defined in the applicable executive’s agreement.

The employment and other compensation agreements between Tri-Valley Corporation and Named Executive Officers and the related severance provisions are designed to provide incentive to those officers to remain in Tri-Valley Corporation employ. Tri-Valley Corporation agreements with the Named Executive Officers provide different types of compensation for terminations with cause, termination without cause and for cicumstances involving a change of control of the company. By providing minimal or no benefits in the cases of voluntary resignation or termination with cause, the Named Executive Officers are motivated to remain in the employ of Tri-Valley and perform their duties as required. On the other hand, they are given security and are encouraged to remain with Tri-Valley Corporation by providing extra compensation and benefits in the event of termination without cause or in conjunction with a change in control.

Stock Ownership Guidelines and Hedging Prohibition

Tri-Valley Corporation Insider Trading Policy prohibits Tri-Valley Corporation executive officers from entering into certain types of derivative transactions related to Tri-Valley Corporation common stock.

Tax Treatment of Executive Compensation Decisions

In conducting Tri-Valley Corporation executive compensation programs, the Personnel and Compensation Committee considers the effects of Section 162(m) of the Internal Revenue Code, which denies publicly-held companies a tax deduction for annual compensation in excess of $1 million paid to their chief executive officer or any of the corporation’s four other most highly compensated corporate officers, other than the chief financial officer, who is employed on the last day of a given year, unless their compensation is based on performance criteria that are established by a committee of outside directors and approved, as to their material terms, by Tri-Valley Corporation stockholders. The company has in the past and may from time to time in the future, pay compensation that is not deductible to Tri-Valley Corporation executive officers.

Accounting Treatment of Executive Compensation Decisions

Tri-Valley Corporation accounts for stock-based awards based on their grant date fair value, as determined under Statement of Financial Accounting Standards Board No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). Compensation expense for these awards, to the extent such awards are expected to vest, is recognized on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). If the award is subject to a performance condition, however, the cost will vary based on Tri-Valley Corporation estimate of the number of shares that ultimately will vest over the requisite service or other period over which the performance condition is expected to be achieved. In connection with its approval of stock-based awards, the Personnel and Compensation Committee is cognizant of and sensitive to the impact of such awards on stockholder dilution. The Personnel and Compensation Committee also endeavors to avoid stock-based awards made subject to a market condition, which may result in an expense that must be marked-to-market on a quarterly basis. The accounting treatment for stock-based awards does not otherwise impact the Personnel and Compensation Committee’s compensation recommendations to the Board of Directors.

Personnel and Compensation Committee Report

The Personnel and Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based upon such review and discussion, it has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K.

Submitted by the Personnel and Compensation Committee of the Board of Directors.

Dr. Henry Lowenstein, Chair

G. Thomas Gamble

Summary Compensation Table

The following table summarizes the compensation of the executive officers of the Company and its subsidiaries for the fiscal years ended December 31, 2008, 2007, and 2006.

(a)	(b)	( c )	(d)	(e)	(f)
Name	Fiscal Year Ending	Salary	Stock Awards (1)	Option Awards (2)	Company 401-K Contribution	Total Compensation

F. Lynn	12/31/08	$210,000	$38,950	$0	$6,300	$255,250
Blystone, CEO	12/31/07	$159,000	$37,000	$0	$4,770	$200,770
	12/31/06	$159,000	$47,450	$0	$4,770	$211,220

Arthur M.	12/31/08	$138,407	$0	$42,430	$4,152	$184,989
Evans, CFO	12/31/07	$120,000	$0	$17,000	$3,600	$140,600
	12/31/06	$120,000	$0	$56,550	$3,600	$180,150

Joseph Kandle,	12/31/08	$180,350	$5,922	$3,780	$5,410	$195,462
Pres. TVOG	12/31/07	$170,000	$0	$0	$5,100	$175,100
	12/31/06	$163,333	$0	$0	$5,875	$169,208

James G. Bush,	12/31/08	$169,758	$0	$84,980	$5,093	$259,831
Pres., Select	12/31/07	$112,560	$0	$96,000	$3,377	$211,937

(1) Stock awards are valued at the closing market price on the date of issuance.

(2) Stock option awards are valued on the date of grant using the Black-Scholes model – see note 5 to the Consolidated Financial Statements in Item 8.

Employment Agreement with Our President

We have an employment agreement with F. Lynn Blystone, our President and Chief Executive Officer, which ends on January 1, 2011. The terms of the contract are for a base salary amount of $210,000 per year plus 5,000 shares of our common stock at the end of each year of service. Mr. Blystone is also entitled to a bonus (not to exceed $25,000) equal to 10% of net operating cash flow before taxes, including interest income and excluding debt service. Mr. Blystone is also entitled to a bonus of 4% of the company's annual net after-tax income. The total of the bonuses from cash flow and net income may not exceed $50,000 per year, although the Board of Directors may authorize additional bonuses and compensation if it so desires. The employment agreement also provides a severance payment to Mr. Blystone if he is terminated within 12 months after a sale of control of Tri-Valley. The severance payment equals $150,000. For purposes of the severance provision, a sale of control is deemed to be the sale of ownership of 30% of the outstanding stock of Tri-Valley or the acquisition by one person of enough stock to appoint a majority of the board of directors of the company.

We carry key man life insurance of $500,000 on Mr. Blystone's life.

Employee Pension, Profit Sharing or Other Retirement Plans

During 2008, the Company established a 401-K program allowing for the deferral of employee income. The plan provides for the Company to contribute 3% of gross wages. For the year ended December 31, 2008 the Company contributed $91,580 to such plan.

Aggregated 2008 Option Exercises and Year-End Values

The following table summarizes the number and value of all unexercised stock options held by the Named Executive Officers and the Directors at the end of 2008.

( a )	(b)	(c)	(d)	(e)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY End Exercisable/ Unexercisable	Value of Unexercised In The Money Options at FY End ($) Excercisable/ Unexercisable

F. Lynn Blystone	28,000	$136,186	701,350/0	$317,755/$0
Arthur M. Evans	5,000	$10,800	69,500/30,500	$2,175/$6,525
G. Thomas Gamble	0	0	60,000/20,000	$0/0
Paul W. Bateman			40,000/60,000	$0/0
Edward M. Gabriel			40,000/60,000	$0/0
Joseph R. Kandle	0	0	427,000/8,000	$265,750/0
James G. Bush			42,000/98,000	$0/0
Henry Lowenstein			80,000/20,000	$0/0
Loren J. Miller	0	0	0/0	$0/0
James S. Mayer	0	0	20,000/80,000	$0/0

*Based on a fair market value of $1.80 per share, which was the closing price of the Company's Common Stock on the American Stock Exchange on December 31, 2008

Option Grants During the Fiscal Year Ended December 31, 2008 to Named Executive Officers

The following table sets forth information regarding options for the purchase of shares granted during the fiscal year ended December 31, 2008 to the Named Executive Officers.

		% of Total		Market Value
	Number of Shares	Options Granted	Exercise Price	of Securities
	Underlying Options	to Employees	Per Share	Underlying	Expiration
Name	Granted	in Fiscal Year	($/Security)	Options(6)	Date

Arthur M. Evans(1)	20,000	0.6%	$5.03	$0	1/2018

James G. Bush(2)	10,000	0.3%	$6.10	$0	7/2018

Arthur M. Evans(3)	10,000	0.3%	$6.10	$0	7/2018

Joseph R. Kandle(4)	10,000	0.3%	$6.10	$0	7/2018

Arthur M. Evans(5)	30,000	0.8%	$1.51	$0	12/2018

(1)	The options were granted January 23, 2008 and all options were vested as of December 31, 2008
(2)	The options were granted July 3, 2008 and 2,000 options were vested as of December 31, 2008
(3)	The options were granted July 3, 2008 and 2,000 options were vested as of December 31, 2008
(4)	The options were granted July 3, 2008 and 2,000 options were vested as of December 31, 2008
(5)	The options were granted December 18, 2008 and 7,500 options were vested as of December 31, 2008
(6)	Based on the difference between the exercise price per share and the market price of $1.80 per share as of December 31, 2008

Outstanding Equity Awards Table to Named Executive Officers and Directors

Name	Number of Securities Underlying		Option Exercise	Option Expiration
	Unexercised Options		Price	Date
	Exercisable	Unexercisable
( a )	(b)	(c)	(d)	(e)

Paul W. Bateman	40,000	60,000	$6.37	8/2/2017

F. Lynn Blystone	100,000	0	$2.00	8/22/2010
	51,350	0	$0.50	6/19/2010
	50,000	0	$2.43	9/16/2010
	200,000	0	$1.22	11/10/2010
	300,000	0	$1.35	10/22/2011

James G. Bush	40,000	110,000	$7.88	5/23/2017

Arthur M. Evans	30,000	10,000	$9.55	11/18/2015
	5,000	0	$5.84	8/15/2016
	15,000	0	$5.03	1/23/2017
	10,000	0	$6.10	7/3/2017
	30.000	22,500	$1.51	12/18/2017

Edward M. Gabriel	40,000	60,000	$6.49	8/1/2017

G. Thomas Gamble	60,000	20,000	$6.35	5/8/2016

Joseph R. Kandle	50,000	0	$0.50	6/19/2010
	100,000	0	$1.00	9/1/2010
	50,000	0	$2.43	9/16/2010
	150,000	0	$1.22	11/10/2010
	75,000	0	$1.35	10/22/2011

Henry Lowenstein	80,000	20,000	$6.35	5/8/2016

James S. Mayer	20,000	80,000	$7.25	8/14/2013

Loren J. Miller	0	0	0	0

Compensation of Directors

The Company compensates non-employee directors for their service on the board of directors.

The following table sets forth information regarding the compensation paid to outside directors in 2008.

(a)	(b)	(c)	(d)	(e)
Name	Fees	Stock Awards (1)	Option Awards (2)	Total Compensation

Paul W. Bateman	$ 11,500	$15,580	$45,000	$ 72,080

Edward M. Gabriel	$ 8,500	$15,580	$40,800	$ 64,880

G. Thomas Gamble	$ 13,000	$15,580	$90,400	$118,980

Dr. Henry Lowenstein	$ 10,500	$15,580	$90,400	$116,480

James S. Mayer	$ 4,500	$15,580	$56,250	$ 76,330

Loren J. Miller	$ 13,500	$15,580	-	$ 29,080

(1)

This column represents the dollar amount recognized for financial statement reporting purposes with respect to the 2008 fiscal year for the fair value of stock granted in 2008. Fair value is initially calculated using the closing price of our stock on the date of grant. In 2008, each director was granted shares of common stock on January 2, 2008, per share, for services rendered in 2007. The initial value of the stock granted to each director on that date was $15,580, based on a closing market price of $7.79 per share.

(2)

Stock option awards relate to the accounting expense for options vested in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment, which requires the expensing of equity stock awards based on the grant date of the option. The grant date for Mr. Mayer is August 14, 2008; Mr. Bateman is August 2, 2007; Mr. Gabriel is August 1, 2007; Mr. Gamble and Dr. Lowenstein the grant date was May 6, 2006.

Each director is compensated at the rate of $2,000 per board meeting and $500 for each committee meeting as of December 31, 2008

ITEM 12 Security Ownership of Certain Beneficial Owners and Management

As of December 31, 2008, there were 27,438,367 shares of the Company's common stock outstanding. The following persons were known by the Company to be the beneficial owners of more than 5% of such outstanding common stock:

	Number of	Percent of
Name and Address	Shares	Total

F. Lynn Blystone P.O. Box 1105 Bakersfield, CA 93302	1,190,203(1)	4.3%

G. Thomas Gamble 1250 Church Street St. Helena, CA 94574	2,213,650(2)	8.1%

(1)	Includes 701,350 shares of stock Mr. Blystone has the right to acquire upon the exercise of options.
(2)	Includes 80,000 shares of stock Mr. Gamble has the right to acquire upon the exercise of options.

The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 2008 by each director, by each of the executive officers named in Item 11, and by the executive officer named in Item 10 and directors as a group:

	Number of	Percent of
Directors and Executive Officers	Shares (1)	Total (2)

F. Lynn Blystone	1,190,203	4.3%

Arthur M. Evans	105,000	0.4%

G. Thomas Gamble	2,213,650	8.1%

Paul W. Bateman	103,000	0.4%

Edward M. Gabriel	102,000	0.4%

Joseph R. Kandle	510,946	1.9%

James G. Bush	143,500	0.5%

Henry Lowenstein, Ph.D.	104,200	0.4%

Loren J. Miller	249,236	1.1%

James S. Mayer	100,000	0.4%

Directors and Executive Officers (continued)

	Number of	Percent of
	Shares	Total
Total group (all directors and
Executive officers - 10 persons)	5,023,299	18.3%

(1)

Includes shares which the listed shareholder has the right to acquire from options as follows: F. Lynn Blystone 701,350, Arthur M. Evans 100,000, G. Thomas Gamble 80,000, Joseph R. Kandle 435,000; Dr. Henry Lowenstein 100,000, William H. ”Mo” Marumoto 100,000, Paul W. Bateman 100,000, Edward M. Gabriel 100,000, James S. Mayer 100,000, James G. Bush 140,000.

(2)

Based on total outstanding shares of 27,438,367 as of December 31, 2008. The persons named herein have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

ITEM 13 Certain Relationships and Related Transactions

none

ITEM 14 Principal Accountant Fees and Services

YEAR	AUDIT SERVICES	TAX SERVICES	AUDIT RELATED
2008	$ 103,607	$28,226	$32,303
2007	$ 132,592	$60,390	$54,202

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

ITEM 15 Exhibits and Financial Statement Schedules

Exhibit
Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit A of the Company’s 2000 Proxy Statement and Definitive Schedule 14A, filed with the SEC on July 26, 2000.

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company's Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007.

4.1	Rights Agreement, incorporated by reference to Exhibit 99.1 of the Company’s Form 10-KSB for the year ended December 31, 1999, filed with the SEC on March 24, 2000.

10.1	Employment Agreement with F. Lynn Blystone executed on March 10, 2009, filed herewith.

10.2

Tri-Valley Corporation 2005 Stock Option Plan, as amended, incorporated by reference to Exhibit A of the Company’s 2007 Proxy Statement and Definitive Schedule 14A, filed with the SEC on August 2, 2007.

21.1	Subsidiaries of the Registrant, incorporated by reference to Exhibit 21.1 of the Company’s Form 10-K filed with the SEC on April 2, 2007.

31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a), filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a), filed herewith

32.1	Certification Pursuant to 18 U.S.C. §1350, filed herewith.

32.2	Certification Pursuant to 18 U.S.C. §1350, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2009	By: /s/ F. Lynn Blystone
F. Lynn Blystone
President and Chief Executive Officer, and
CHOB

March 30, 2009	By: /s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates included:

March 30, 2009	By: /s/ Paul W. Bateman
Paul W. Bateman, Director

March 30, 2009	By: /s/ Edward M. Gabriel
Edward M. Gabriel, Director

March 30, 2009	By: /s/ G. Thomas Gamble
G. Thomas Gamble, Director

March 30, 2009	By: /s/ Henry Lowenstein
Henry Lowenstein, Ph.D,Director

March 30, 2009	By: /s/ James S. Mayer
James S. Mayer, Director

March 30, 2009	By: /s/ Loren J. Miller
Loren J. Miller, Director