Form 10-K/A
period 2007-12-31
TRI VALLEY CORP
filed 2009-04-02
CIK 22551

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

(Address of Principal Executive Offices)

Registrant's Telephone Number Including Area Code: (661) 864-0500

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	NYSE AMEX

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes ☐	No ☒

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

As of March 27, 2009, 27,438,367 common shares were issued and outstanding.

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

ii

Introductory Note

This Amendment No. 2 to the Form 10-K for the year ended December 31, 2007, revises the discussion of “Significant Accounting Policies” to expand the discussion changes in estimates that may cause changes in our financial results and revises Note 9. Financial Information Relating to Industry Segments, to reconcile Note 9 to the Statement of Operations. No changes to the Balance Sheet, Statement of Operations or other areas of the Financial Statements have been made.

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

Mineral Operations

Select’s United States exploration and property development activities are subject to various federal and state laws and regulations governing the protection of the environment, including the Clean Air Act; The Federal Water Pollution Control Act (the Clean Water Act); Compensation and Liability Act, Toxic Substance Control Act (CERCLA); the Emergency Planning and Community Right-to-Know Act; the Endangered Species Act; the Federal Land Policy and Management Act; the National Environmental Policy Act; the Resource Conservation and Recovery Act (RECRA), the Safe Drinking Water Act; the Solid Waste Disposal Act; the Toxic Substance Control Act; the Migratory Bird Treaty Act; the Federal Mine Safety and Health Act; the Rivers and Harbors Act; the Mining Law of 1872; the National Historic Preservation Act; and the Law Authorizing Treasury’s Bureau of Alcohol, Tobacco and Firearms to Regulate Sale, Transport and Storage of Explosives,and related state laws. These laws and regulations are continually changing and are generally becoming more restrictive. Select’s activities in Canada are also subject to federal and provincial governmental regulations for the protection of the environment. In general, environmental regulations have not had, and are not expected to have, a material adverse impact on Select’s activities or our competitive position. Because we do not have active mining operations at present, these regulations have little impact on our current activities. In 2007, 2006 and 2005, the regulatory requirements had no significant effect on our precious metals or industrial mineral activities as we continued our exploration and project development efforts.

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

Available Information

We file annual and quarterly reports, proxy statements and other information with the Securities and Exchange Commission using SEC's EDGAR system. The SEC maintains a site on the Internet at http://www.sec.gov that contains all of the Company filings free of charge including reports, proxy and information statements and other information regarding us and other registrants that file reports electronically with the SEC. You may read and copy any materials that we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Our common stock is listed on the NYSE AMEX (f/k/a American Stock Exchange), under the symbol TIV. Please call the SEC at 1-800-SEC-0330 for further information about their public reference rooms. Our website is located at http://www.tri-valleycorp.com.

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

Temblor Valley West/South Belridge Field: Our South Belridge lease includes 50 wells, 28 producing, 18 idle and 4 injector wells, plus five new drill wells overthe last two years, the Lundin-Weber D352-30, D540-30, D344-30, D188-30, and D24-30 which served to extend the known oil bearing formations to the west by over a half mile. The latter three wells were drilled in 2007. In mid-2007, two of these wells, D-352-30 and D-344-30, supported a regulatory-approved cyclic steam stimulation pilot in the Diatomite zone utilizing two of our recently refurbished, and company owned steam generators. A small-scale waterflood pilot in the Etchegoin formation was also initiated in mid-2007 including the conversion of two wells to injector service to evaluate incremental recovery potential and water movement prior to a planned waterflood expansion. Well test facilities were also installed and upgraded in 2007 to support the evaluation of pilot project production. Several idle wells were also returned to production in 2007, which included remedial wellwork to upgrade several wellbores to support our pilot operations.

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

PART II

ITEM 5 Market Price Of The Registrant's Common Stock And Related Security Holder Matters

Our common stock trades on the NYSE AMEX under the symbol “TIV”. The following table shows the high and low sales prices and high and low closing prices reported for the years ended December 31, 2007 and 2006:

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

ITEM 6 Selected Historical Financial Data

	2007	2006	2005	2004	2003
Income Statement Data:
Revenues	$ 11,016,107	$ 4,936,723	$ 12,526,110	$ 4,498,670	$ 6,464,245
Operating Income (Loss)	$ (8,746,830)	$ (5,881,276)	$ (4,919,707)	$ (1,097,999)	$ 456,109
Loss from discontinued operations	$ -	$ (4,774,840)	$ (4,810,364)	$ (73,006)	$ -
Gain on disposal of discontinued operations	$ -	$ 9,715,604	$ -	$ -	$ -
Income (loss) before minority interest	$ (8,746,830)	(940,512)	(9,730,071)	(1,171,005)	456,109
Minority interest	$ (139,939)	(27,341)	-	-	-
Net loss	$ (8,606,891)	$ (913,171)	$ (9,730,071)	$ (1,171,005)	$ 456,109
Basic Earnings per share:
Loss from continuing operations	$ (0.35)	$ (0.25)	$ (0.22)	$ (0.05)	$ 0.02
Income (loss) from dis- continued operations, net	$ -	$ 0.21	$ (0.21)	$ (0.01)	$ 0.00
Basic Earnings Per Share	$ (0.35)	$ (0.04)	$ (0.43)	$ (0.06)	$ 0.02

Balance Sheet Data:
Property and Equipment, net	$ 16,232,653	$ 12,076,043	$ 13,635,981	$ 1,778,208	$ 1,543,121
Total Assets	$ 25,254,895	$ 28,654,125	$ 19,738,730	$ 14,473,326	$ 8,341,782
Long Term Obligations	$ 2,355,707	$ 2,963,562	$ 4,528,365	$ 6,799	$ 16,805
Minority Interest	249,945	5,410,746	-	-	-
Stockholder's Equity	$ 12,112,184	$ 11,232,872	$ 7,572,720	$ 6,796,903	$ 1,851,783

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

It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2007 is the current market value of our estimated proved reserves. In accordance with SEC requirements, we have based the estimated present value of future net cash flows from proved reserves on prices and costs on the date of the estimate. Actual future prices and cost may be materially higher or lower than the prices and costs as of the date of the estimate. Changes in oil and gas prices can cause revisions in our estimates if the sales price on which reserves are based makes it uneconomic to continue producing the reserves based on our current production costs. In 2007, 2006 and 2005 our average and year-end price received for natural gas was significantly higher than our average production costs, and it appears unlikely that natural gas prices would fall far enough to result in an impairment based on historic prices. However, our recently acquired oil reserves require secondary recovery methods such as steam treating and waterflooding that are raising our average production costs per barrel of oil. If the price of oil falls below $40 per barrel in 2008 or future years, it could cause a reduction in a much or all of our oil reserves and result in recording an impairment expense.

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

Impairment of Proved Oil and Gas Properties. We review our long-lived proved properties, consisting of oil and gas reserves, at least annually and record impairments to those properties, whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Proved oil and gas properties are reviewed for impairment by depletable field pool, which is the lowest level at which depletion of proved properties is calculated. Management assesses whether or not an impairment provision is necessary based upon its outlook of future commodity prices and net cash flows that may be generated by the properties. We determine that a property is impaired when prices being paid for oil or gas make it no longer profitable to drill on, or to continue production on, that property. Price increases over the past three years have reduced the instances where impairment of reserves appeared to be required, though we did record impairment expense of $481,930 in 2007, $459,243 in 2006 and $90,165 in 2005 as a result of reducing potential future recoverable reserves. The impairment expense for 2007 was related to unproved oil and gas properties which management does not see any future activity on these assets in the foreseeable future. These assets are expected to remain impaired. We do not currently expect the changes in the price of natural gas would result in impairment of our gas properties because our production costs are significantly less than historic market prices for gas. However, if natural gas prices, in Northern California , fall below our historic production costs of $1.50 to $1.60 per mcf, more of our proved developed reserves could become impaired, which would reduce our estimates of future revenue, our proved reserve estimates and our profitability. Our recently acquired oil reserves require secondary recovery methods such as steam treating and waterflooding that are raising our average production costs per barrel of oil. If the price of oil falls below $40 per barrel in 2008 or future years, it could result in an impairment of much or all of our oil reserves.

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

We also have approximately 6,670-acres of mineral rights, which basically cover what was the Chowchilla Ranch Gas Field in Madera County, California. Currently, the land position is held by a single producing gas well. We believe this land position to be under developed and under exploited. We plan to being re-entering, recompleting and to further infill drill the leasehold position.

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

The following table sets forth our revenues by segment for 2007, 2006 and 2005, in thousands.

	2007		2006		2005
	$	%	$	%	$	%
Oil and gas
Sales	$ 1,083	10%	$ 1,168	23%	$ 901	7%
Partnership income	30	1%	45	1%	30	1%
Total oil and gas revenues	1,113	11%	1,213	24%	931	8%

Rig & refurbishing operations	2,727	25%	873	18%	-0-	-

Minerals	580	5%	230	5%	9	0%

Drilling and development	6,132	55%	2,497	50%	11,422	91%

Non-segmented items (interest income & other)	464	4%	124	3%	164	1%

Total revenues	$11,016	100%	$ 4,937	100%	$ 12,526	100%

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

Total Revenues from the oil and gas segment were 8% lower in 2007 than in 2006. Sales of oil and gas decreased from $1.2 million in 2006 to $1.1 million in 2007. The decrease of $100,000 in oil revenue was a result of declining production in the Martin-Severins, Webb Tract and Hanson wells being partially offset by an increase in production in the Pleasant Valley and Belridge wells. Revenues from oil and gas operations were 30% higher in 2006 than 2005. Nearly all of this increase resulted from a rise in average gas prices.

In 2006, we acquired drilling rigs and began rig operations through our subsidiaries, GVPS and GVDC. Our revenue from our rig operations in 2007 was $2.7 million compared to $0.9 million in 2006, due to an increase in our rig operations activity in 2007. In 2007 we earned $580,000 compared to $180,000 in 2006 in our minerals segment primarily from consulting services pertaining to our minerals operations, which is included in other income in our operating statement. We earned insignificant revenues from such services in prior years. We earned no significant income from sales of minerals in 2007, 2006 or 2005.

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

Nonsegmented Items

Other income from consulting increased by $248,000 in 2007 compared to $80,000 in 2006. Interest income increased $210,000 to $283,000 in 2007. This was due to maintaining higher average cash balances. Overall interest income decreased from about $121,000 in 2005 to $73,000 in 2006. This decrease was due to a decreased average cash balance during the year.

Costs and Expenses

The following table sets forth our operating cost and expenses by segment from continuing operations in thousands:

	2007	2006	2005

Oil and gas	$ 1,141	$ 397	$ 93
Rig & refurbishing operations	2,142	726	-0-
Minerals	618	644	6,697
Drilling and development	5,011	1,990	9,268
Non-segmented items (G&A, stock option expense, investment and other)	10,851	7,061	1,388

Total cost and expenses	$ 19,763	$10,818	$17,446

Total operating costs and expenses were $8.9 million more for the year ended December 31, 2007, compared to year end 2006. Oil and gas cost and expense was $1.1 million for the year ended December 31, 2007 compared to $0.4 million for the year ended December 31, 2006. The increase was mainly due to activity on the new oil and gas properties drilled during 2007. Oil and gas segment expenses increase from $0.1 million in 2005 to $0.4 million in 2006 due to a small increase in activity. Rig operating costs for GVPS and GVDC increased to $2.1 million from $0.7 million in 2006 due to an increased activity level. 2006 was the first year for this segment and had only a partial year of operations. Minerals operating expenses were $0.6 million for the period ended December 31, 2007 unchanged for the same period in 2006. Minerals expensed decreased from $6.7 million in 2005 to $0.6 million in 2006 due to the sale of our joint-venture minerals operations. Costs from drilling and development activities were $3.0 million more this year than in 2006 because of the increased drilling activity (seven wells drilled in 2007 compared to two wells drilled in 2006).

Nonsegmented Items

General and administrative costs were $ 4.3 million higher in 2007 compared to 2006 due to increased salaries expense; insurance expense and legal expense were higher due to a general increase in the Company activity level. General and administrative costs were $2.6 million higher in 2006 compared to 2005 due in large part to the increased stock issuance expense, salary expense and the increase in the insurance and legal fees. Increased salaries expense, insurance expense and legal and accounting expense were higher due to a general increase in the Company activity level.

The total Company interest expense for 2007 was $259,000 versus $397,000 during 2006. The decrease was attributed to a decrease in debt. Investment expense was $204,000 during the year. The expense was attributable to additional cost of buying back minority interest in GVPS and GVDC during 2007 above par value. There was no investment expense in 2006.

The following table summarizes our total operating income (loss) from continuing operations by segment in thousands:

	2007	2006	2005

Oil and gas	$ (28)	$ 816	$ 838

Rig & refurbishing operations	585	147	-0-
Minerals	(38)	(414)	(6,688)
Drilling and development	1,121	507	2,154
Non-segmented items	(10,387)	(6,937)	(1,224)

Total operating income (loss)	$(8,747)	$(5,881)	$(4,920)

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

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

Oil and gas prices. Our financial condition, results of operations and capital resources are highly dependent upon the prevailing market prices of, and demand for, oil and gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future oil and gas prices with any degree of certainty. Sustained declines in oil and gas prices may adversely affect our financial condition and results of operations, and may also reduce the amount of net oil and gas reserves that we can produce economically. Based on our year ended December 31, 2007 production, our gross revenues from oil and gas sales would change approximately $46,000 for each $1.00 change in gas prices and $7,000 for each $1.00 change in oil prices.

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

BROWN ARMSTRONG PAULDEN

McCOWN STARBUCK THORNBURGH & KEETER

ACCOUNTANCY CORPORATION

Bakersfield, California

March 13, 2008

TRI-VALLEY CORPORATION

CONSOLIDATED BALANCE SHEETS

	___2007___	___2006___
ASSETS
Current assets
Cash	$ 3,955,610	$ 11,457,427
Cash restricted to OPUS I use	3,712,083	4,140,788
Accounts receivable, trade	313,521	377,278
Prepaid expenses	12,029	42,529

Total current assets	7,993,243	16,018,022

Property and equipment, net
Proved properties	2,143,907	1,407,925
Unproved properties	2,414,843	2,792,340
Rigs	6,731,758	5,371,593
Other property and equipment	4,942,145	2,504,185

Total property and equipment, net (Note 3)	16,232,653	12,076,043

Other assets
Deposits	338,772	309,833
Investment in marketable securities (Note 13)	440,000	-
Investments in partnerships (Note 5)	17,400	17,400
Goodwill	212,414	212,414
Other	20,413	20,413

Total other assets	1,028,999	560,060

Total assets	$ 25,254,895	$ 28,654,125

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY
	December 31,
	___2007___	___2006___

Current liabilities
Notes payable	$ 402,003	$ 619,069
Notes payable – related parties		501,036
Deferred revenue	242,163	-
Accounts payable and accrued expenses	5,699,153	2,237,116
Amounts payable to joint venture participants	281,419	280,815
Advances from joint venture participants, net	3,671,927	5,408,909

Total current liabilities	10,296,665	9,046,945

Non-Current Liabilities
Due to joint ventures	-	-
Asset Retirement Obligation	240,394	216,714
Long-term portion of notes payable – related parties		698,963
Long-term portion of notes payable	2,355,707	2,047,885

Total non-current liabilities	2,596,101	2,963,562

Total liabilities	12,892,766	12,010,507

Minority interest	249,945	5,410,746

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 25,077,184 and 23,546,655 issued and
outstanding at December 31, 2007, and 2006	25,077	23,407
Less: common stock in treasury, at cost,
100,025 shares at December 31, 2007 and 2006.	(13,370)	(13,370)

Capital in excess of par value	37,090,714	28,692,780
Additional paid in capital – warrants	782,729	247,313
Additional paid in capital – stock options	1,800,642	1,262,404
Accumulated deficit	(27,586,553)	(18,979,662)
Accumulated other comprehensive income	12,945	-

Total stockholders’ equity	12,112,184	11,232,872

Total liabilities, minority interest and stockholder’s equity	$ 25,254,895	$ 28,654,125

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	___ 2007 ___	___ 2006 ___	___ 2005 ___
Revenues
Sale of oil and gas	$ 761,279	$ 1,029,606	$ 901,159
Rig income	2,726,692	873,368	-
Royalty income	-	-	883
Partnership income	30,000	45,000	30,000
Interest income	282,785	72,707	118,608
Drilling and development	6,131,613	2,497,256	11,422,234
Other income	1,083,738	418,786	53,226

Total revenues	11,016,107	4,936,723	12,526,110

Costs and expenses
Mining exploration costs	391,255	510,583	4,112,717
Production costs	430,068	388,700	93,429
Drilling and development	5,010,799	1,799,792	9,267,621
Rig operating expenses	1,374,649	566,649	-
General and administrative	10,372,892	6,110,921	3,521,311
Interest	258,829	396,672	118,047
Investment	203,782	-	-
Depreciation, depletion and amortization	1,238,733	585,439	242,527
Impairment of acquisition costs	481,930	459,243	90,165
Total costs and expenses	19,762,937	10,817,999	17,445,817

Loss from continuing operations, before income taxes and discontinued operations	(8,746,830)	(5,881,276)	(4,919,707)
Tax provision	-	-	-

Loss from continuing operations, before discontinued operations	(8,746,830)	(5,881,276)	(4,919,707)

Loss from discontinued operations (Note 12)	-	(4,774,840)	(4,810,364)
Gain on disposal of discontinued operations (Note 12)	-	9,715,604	-
Loss before minority interest	$ (8,746,830)	$ (940,512)	$ (9,730,071)
Minority interest	(139,939)	$ (27,341)	-
Net Loss	$ (8,606,891)	$ (913,171)	$ (9,730,071)
Basic net loss per share:
Loss from continuing operations	$ (0.35)	$ (0.25)	$ (0.22)
Income (loss) from discontinued operations, net	$ -	$ 0.21	$ (0.21)
Basic loss per common share	$ (0.35)	$ (0.04)	$ (0.43)

Weighted average number of shares outstanding	24,723,766	23,374,205	22,426,580

Potentially dilutive shares outstanding	28,061,401	26,377,537	25,030,468

No dilution is reported since net income is a loss per SFAS 128

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
					Paid in
	Total			Capital in	Warrants &	Common	Accumu-
	Common	Treasury	Par	Excess of	Stock	Stock	lated	Treasury	Other	Stockholders’
	Shares	Shares	Value	Par Value	Options	Receivable	Déficit	Stock	ComprehensiveIncome	Equity

Balance at December 31, 2004	21,836,052	100,025	21,836	15,125,607	-	(750)	(8,336,420)	(13,370)		6,796,903

Issuance of common stock	970,124	-	970	9,199,610	-	-	-	-		9,200,580
Stock issuance cost	-			(432,067)	-	-	-	-		(432,067)
Common stock receivable	-			-	-	750	-	-		750
Drilling program equity	-			1,736,625	-	-	-	-		1,736,625
Net loss	-			-	-	-	(9,730,071)	-		(9,730,071)

Balance at
December 31, 2005	22,806,176	100,025	$ 22,806	$25,629,775	-	-	$(18,066,491)	$(13,370)		$ 7,572,720

Issuance of common stock	740,479		601	3,373,745	-	-	-	-		3,374,346
Stock issuance cost	-	-	-	(310,740)	-	-	-	-		(310,740)
Warrants (see note 10)	-	-	-	-	$ 247,313	-	-	-		247,313
Stock Based Compensation (see note 5)	-	-	-	-	1,262,404	-				1,262,404
Net loss	-	-	-	-	-	-	(913,171)			(913,171)
)Balance at
December 31, 2006	23,546,655	100,025	$ 23,407	$28,692,780	$1,509,717	-	$(18,979,662)	$(13,370)		$ 11,232,872

Issuance of common stock	1,530,529		-	9,479,833	-	-	-	-	-	9,479,833
Stock issuance cost	-	-	1,670	(1,081,900)	-	-	-	-	-	(1,080,230)
Warrants (see note 10)	-	-	-	-	$ 1,073,654	-	-	-	-	1,073,654
Stock Based Compensation (see note 5)	-	-	-	-	-	-	-		-
Other Comprehensive income	-	-	-	-	-	-	-	-	12,945	12,945
Net loss	-	-	-	-	-	-	(8,606,891)	-	-	(8,606,891)
Balance at
December 31, 2007	25,077,184	100,025	$ 25,077	$37,090,713	$2,583,371	-	$(27,586,553)	$(13,370)	12,945	$ 12,112,183

The accompanying notes are an integral part of these financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005

CASH PROVIDED (USED) BY OPERATING ACTIVITIES
Net loss	$(8,606,891)	$ (913,171)	$(9,730,071)
Loss from discontinued operations	-	4,774,840	4,810,364
Gain on disposal of discontinued operations, net	-	(9,715,604)	-

Loss from continuing operations	(8,606,891)	(5,853,935)	(4,919,707)
Adjustments to reconcile net (loss) to net cash
provided (used) by operating activities:
Depreciation, depletion, and amortization	1,238,733	585,439	242,527
Impairment, dry hole and other disposals of property	481,930	459,243	90,165
Minority interest	(139,939)	(27,341)	-
Loss on buyback of minority interest	169,374	-	-
Stock-based compensation costs, net of taxes	831,752	1,262,404	-
Warrant costs from issuance of restricted common stock	384,352	247,313	-
Marketable securities	(380,000)	-	-
(Gain) or loss on sale of property	-	-	131,766
Property, mining claims & services paid with common stock	-	-	5,666,575
Director stock compensation	112,428
Changes in operating capital:
(Increase) decrease in accounts receivable	63,757	85,419	(89,862)
(Increase) decrease in prepaids	30,500	-	53,527
(Increase) decrease in deposits and other assets	(28,939)	(19,088)	(14,874)
Increase (decrease) in income taxes payable	-	-	-
Increase (decrease) in accounts payable, deferred revenue and accrued expenses	3,704,199	635,880	(445,454)
Increase (decrease) in amounts payable to joint venture participants and related parties	604	(82,680)	263,380
Increase (decrease) in advances from joint venture
participants	(1,736,982)	90,264	(1,003,031)

Net cash provided by (used in) continuing operations	(3,875,122)	(2,617,082)	(24,988)
Net cash provided by (used in) discontinued operations	-	543,073	(4,446,650)
Net Cash Provided (Used) by Operating Activities	(3,875,122)	(2,074,009)	(4,471,638)

The accompanying notes are an integral part of these financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2007	2006	2005
CASH PROVIDED (USED) BY INVESTING ACTIVITIES
Proceeds from sale of property	-	461,752	-
Buy back of minority interest in GVDC/GVPS	(5,019,440)	-	-
Proceeds from sale of discontinued operations	-	13,838,625	-
Member capital distributions	(170,796)	-	-
Capital expenditures	(5,853,593)	(5,760,034)	(6,494,822)
(Investment in) marketable securities	(47,056)	-	-

Net cash provided by (used in) continuing operations	(11,090,885)	8,540,343	(6,494,822)
Net cash provided by (used in) discontinued operations	-	(225,042)	(4,256,602)

Net Cash Provided (Used) by Investing Activities	(11,090,885)	8,315,301	(10,751,424)

CASH PROVIDED (USED) BY FINANCING ACTIVITIES

Proceeds from long-term debt	-	1,017,559	-
Proceeds from long-term debt – related parties	-	1,200,000	3,666,765
Principal payments on long-term debt	(1,109,241)	(4,909,204)	(311,673)
Net proceeds from the sale of minority	-	5,438,087	-
Net proceeds from the issuance of warrants	268,197	-	-
Net proceeds from issuance of common stock	7,876,529	2,442,890	3,101,938

Net cash provided by (used in) continuing operations	7,035,485	5,189,332	6,457,030
Net cash provided by (used in) discontinued operations	-	(709,330)	1,830,033

Net Cash Provided (Used) by Financing Activities	7,035,485	4,480,002	8,287,063

Net Increase (Decrease) in Cash and Cash Equivalents	(7,930,522)	10,721,294	(6,935,999)

Cash at Beginning of Year	15,598,215	4,876,921	11,812,920

Cash of End of Year	$ 7,667,693	$ 15,598,215	$ 4,876,921

Interest paid	$ 258,829	$ 352,815	$ 377,943

Income taxes paid	$ -	$ -	$ -

Property purchased with debt	$ 31,948	$ -	$ -
Property & services paid with common stock	$ -	$ 620,716	$2,662,075

Stock issued in exchange for mining claims	$ -	$ -	$ 3,004,500

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

NOTE 3 – PROPERTY AND EQUIPMENT

Properties, equipment and fixtures consist of the following:

	2007	2006
Oil and gas – California
Proved properties, gross	$ 3,026,660	$ 2,169,496
Accumulated depletion	(882,753)	(761,571)
Proved properties, net	2,143,907	1,407,925
Unproved properties	2,414,843	2,792,340
Total oil and gas properties	4,558,750	4,200,265

Rigs	7,492,975	5,444,646
Accumulated depreciation	(761,217)	(73,053)
Total Rigs	6,731,758	5,371,593

Other property and equipment
Land	21,281	21,281
Building	45,124	45,124
Machinery and Equipment	4,875,326	2,414,824
Vehicles	803,296	407,739
Transmission tower	51,270	51,270
Office furniture and equipment	149,229	159,241
	5,945,526	3,099,479
Accumulated depreciation	(1,003,381)	(595,294)
Total other property and equipment, net	4,942,145	2,504,185

Property and equipment, net	$ 16,232,653	$ 12,076,043

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

-	Drilling and development includes revenues received from oil and gas drilling and development operations performed for joint venture partners, including the Opus-I drilling partnership.

NOTE 9 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

	Oil and Gas Production	Rig & refurbishing Operations	Minerals	Drilling and Development	Non segmenteditems	Total

Year ended December 31, 2007

Revenues	$ 1, 113,000	$ 2,727,000	$ 580,000	$ 6,132,000	$464,000	$ 11,016,000

Interest expense	$ 101,322	$ 71,859	$ 85,644	$ -		$ 258,829

Operating income (loss)	$ (28,000)	$ 585,000	$ (38,000)	$ 1,121,000	$(10,387,000)	$ (8,747,000)

Expenditures for segment assets	$ 2,280,187	$ 3,471,352	$ -	$ -		$ 5,751,539

Depreciation, depletion, and amortization	$ 229,354	$ 766,905	$ 242,474	$ -		$ 1,238,733

Total assets	$23,033,171	$ (139,739)	$ 2,361,463	$ -		$ 25,254,895

Estimated income tax benefit (expense)	$ -	$ -	$ -	$ -		$ -

Net income (loss)	$ (28,000)	$ 585,000	$ (38,000)	$ 1,121,000	$(10,387,000)	$ (8,747,000)
before minority interest
Year ended December 31, 2006

Revenues	$ 1,213,000	$ 873,000	$ 230,000	$ 2,497,000	$ 124,000	$ 4,937,000

Interest expense	$ 26,834	$ 2,373	$ 367,465	$ -		$ 396,672

Operating income (loss)	$ 816,000	$ 147,000	$ (414,000)	$ 507,000	$ (6,937,000)	$ (5,881,000)

Expenditures for segment assets	$ 1,146,146	$ 5,444,646	$ 15,000	$ -		$ 6,605,792

Depreciation, depletion, and amortization	$ 159,289	$ 81,530	$ 344,620	$ -		$ 585,439

Total assets	$ 18,517,488	$ 7,853,046	$ 2,283,591	$ -		$ 28,654,125

Estimated income tax benefit (expense)	$ -	$ -	$ -	$ -		$ -

Net income (loss)	$ 816,000	$ 147,000	$ (414,000)	$ 507,000	$ (6,937,000)	$ (5,881,000)
before minority interest

NOTE 9 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

Oil and Gas Production	Minerals	Drilling and Development	Non segmenteditems	Total
Year ended December 31, 2005

Revenues	$ 931,000	$ 9,000	$ 11,422,000	$ 164,000	$ 12,526,000

Interest expense	$ 2,000	$ 375,000	$ -	$ -	$ 377,000

Operating income (loss)	$ 838,000	$ (6,688,000)	$ 2,154,000	$ (1,224,000)	$ (4,920,000)

Depreciation, depletion, and amortization	$ 58,000	$ 442,000	$ -		$ 500,000

Total assets	$ 10,125,000	$ 9,614,000	$ -		$ 19,739,000

Estimated income tax benefit (expense)	$ -	$ -	$ -		$ -

Net income (loss)	$ 838,000	$ (6,688,000)	$ 2,154,000	$ (1,224,000)	$ (4,920,000)

from continuing operations

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
`

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

AuditCommittee

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

ITEM 11 Executive Compensation

Compensation Discussion and Analysis

The core mission of Tri-Valley Corporation isto increase the value and liquidity of Tri-Valley stock and build the wealth of our investors. To fulfill this mission, we have developed a tightly defined business strategy. This strategy is to identify, obtain, and exploit exploration projects of exceptional size where exploration, discovery, and operational success can substantially grow the intrinsic value of the company and market value of its stock.

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

		% of Total		Market Value
	Number of Shares	Options Granted	Exercise Price	of Securities
	Underlying Options	to Employees	Per Share	Underlying	Expiration
Name	Granted	in Fiscal Year	($/Security)	Options(3)	Date

Robert A. Bell(1)	135,000	23.5%	$8.81	$0	6/2017

James G. Bush(2)	130,000	22.6%	$7.88	$0	5/2017

(1)	The options were granted June 5, 2007 and 27,000 options were vested as of December 31, 2007
((2)	The options were granted May 23, 2007 and 20,000 options were vested as of December 31, 2007
(3)	Based on the difference between the exercise price per share and the market price of $7.40 per share as of December 31, 2007

Outstanding Equity Awards Table to Named Executive Officers and Directors

Name	Number of Securities Underlying		Option Exercise	Option Expiration
	Unexercised Options		Price	Date
	Exercisable	Unexercisable
( a )	(b)	(c)	(d)	(e)

Paul W. Bateman	20,000	80,000	$6.37	8/2/2017

Robert A. Bell	27,000	108,000	$8.81	6/5/2017

F. Lynn Blystone	100,000	0	$2.00	8/22/2008
	79,350	0	$0.50	6/19/2009
	50,000	0	$2.43	9/16/2010
	200,000	0	$1.22	11/10/2010
	300,000	0	$1.35	10/22/2011

James G. Bush	20,000	110,000	$7.88	5/23/2017

Milton Carlson	40,000	0	$0.55	8/22/2008
	50,000	0	$2.43	9/16/2010
	100,000	0	$1.22	11/10//2010
	50,000	0	$1.35	10/22/2011

Thomas J. Cunningham	100,000	0	$1.50	8/22/2008
	98,000	0	$0.50	6/19/2009
	50,000	0	$1.00	9/1/2009
	50,000	0	$2.43	9/16/2010
	150,000	0	$1.22	11/10/2010
	75,000	0	$1.35	10/22/2011

Arthur M. Evans	30,000	10,000	$9.55	11/18/2015
	5,000	0	$5.84	8/15/2016

Edward M. Gabriel	20,000	80,000	$6.49	8/1/2017

G. Thomas Gamble	40,000	40,000	$6.35	5/8/2016

Joseph R. Kandle	100,000	0	$0.50	6/19/2009
	100,000	0	$1.00	9/1/2009
	50,000	0	$2.43	9/16/2010
	150,000	0	$1.22	11/10/2010
	75,000	0	$1.35	10/22/2011

Henry Lowenstein	60,000	40,000	$6.35	5/8/2016

Loren J. Miller	0	0	0	0

William H. Marumoto	60,000	40,000	$6.35	5/8/2016

Compensation of Directors

The Company compensates non-employee directors for their service on the board of directors.

The following table sets forth information regarding the compensation paid to outside directors in 2007.

(a)	(b)	(c)	(d)	(e)
Name	Fees	Stock Awards (1)	Option Awards (2)	Total Compensation

Paul W. Bateman	$ 3,000		$40,200	$43,200

Milton Carlson	$ 9,500	$14,500	-	$24,000

Edward M. Gabriel	0		$40,800	$40,800

G. Thomas Gamble	$ 10,000	$14,500	$98,000	$122,500

Dr. Henry Lowenstein	$ 7,200	$14,500	$98,000	$119,700

Loren J. Miller	$ 9,500	$14,500	-	$24,000

William Marumoto	$ 7,400	$14,500	$98,000	$119,900

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

The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 2007 by each director, by each of the executive officers named in Item 11, and by the executive officer named in Item 10 and directors as a group:

	Number of	Percent of
Directors and Executive Officers	Shares(1)	Total(2)

F. Lynn Blystone	1,227,853	4.8%

Milton J. Carlson	347,000	1.4%

Thomas J. Cunningham	540,000	2.1%

Arthur M. Evans	45,000	0.2%

G. Thomas Gamble	2,183,834	8.7%

Paul W. Bateman	101,000	0.4%

Edward M. Gabriel	100,000	0.4%

Joseph R. Kandle	500,000	2.0%

Robert A. Bell	135,000	0.5%

James G. Bush	130,000	0.5%

Henry Lowenstein, Ph.D.	102,200	0.4%

William H. “Mo” Marumoto	102,000	0.4%

Loren J. Miller	295,800	1.2%

Directors and Executive Officers (continued)

	Number of	Percent of
	Shares(1)	Total(2)
Total group (all directors and
Executive officers - 13 persons)	5,608,687	22.1%

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

April 1, 2009	By: /s/ F. Lynn Blystone
F. Lynn Blystone
President and Chief Executive Officer, and
CHOB

April 1, 2009	By: /s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer