Form 10-Q
period 2009-03-31
TRI VALLEY CORP
filed 2009-05-18
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009	Commission File No. 001-31852

Tri-Valley Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0617433 (I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

The number of shares of Registrant's common stock outstanding at May 4, 2009 was 27,610,967.

TRI-VALLEY CORPORATION

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Current Assets:
Cash	$ 1,548,643	$ 2,000,787
Accounts Receivable TVOG Production Accrual
(Net of Allowance for Doubtful Accounts of $179,944
and $0 respectively) (NOTE 8)	347,496	963,413
Accounts Receivable - Trade	83,174	61,851
Prepaid Expenses	12,029	12,029
Accounts Receivable from Joint Venture Participants	4,206,406	3,988,754

Total Current Assets:	6,197,748	7,026,834

Property and Equipment - Net
Proved Properties	150,743	153,546
Unproved Properties	1,629,725	1,616,919
Rigs	1,436,859	1,538,752
Other Property and Equipment	6,488,617	6,612,284

Total Property and Equipment - Net	9,705,944	9,921,501

Other Assets
Deposits	472,913	122,913
Investment in Marketable Securities (NOTE 4)	23,435	32,668
Investments in Partnerships	17,400	17,400
Deferred Tax Asset	123,079	123,079
Goodwill	212,414	212,414
Other	-	13,913

Total Other Assets	849,241	522,387

Total Assets	$ 16,752,933	$ 17,470,722

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

Current Liabilities
Notes Payable	$ 405,475	$ 389,648
Amounts Payable to Joint Venture Participants	660,199	912,173
Accounts Payable and Accrued Expenses	6,440,858	3,852,502

Total Current Liabilities	7,506,532	5,154,323

Non-Current Liabilities
Asset Retirement Obligation	341,375	327,845
Long-Term Portion of Notes Payable	1,728,045	1,837,733

Total Non-Current Liabilities	2,069,420	2,165,578

Total Liabilities	9,575,952	7,319,901

Stockholder' Equity
Common Stock, $.001 par value; 100,000,000 shares
authorized; 27,610,967 and 27,438,367 at March 31, 2009
and December 31, 2008, respectively.	27,611	27,438
Less: Common Stock in Treasury, at cost 100,025 shares	(13,370)	(13,370)
Capital in Excess of Par Value	46,843,523	46,558,354
Additional Paid in Capital - Warrants	88,300	360,842
Additional Paid in Capital - Stock Options	1,975,003	1,869,997
Minority Interest	3,306,024	3,334,596
Accumulated Deficit	(44,849,567)	(41,795,727)
Accumulated Other Comprehensive Income	(200,543)	(191,309)

Total Stockholders' Equity	7,176,981	10,150,821

Total Liabilities and Stockholders' Equity	$ 16,752,933	$ 17,470,722

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,

	2009	2008
Revenues
Sale of Oil and Gas	$ 306,596	$ 382,424
Gain on Sale of Asset	-	581,250
Partnership Income	30,033	-
Rig Income	-	555,306
Other Income	12,504	152,816
Interest Income	10,638	7,051

Total Revenue	$ 359,771	$ 1,678,847

Costs and Expenses
Oil and Gas Lease Expense	425,900	57,563
Mining Exploration Expenses	68,457	3,900
Rig Operations	-	415,322
Depletion, Depreciation & Amortization	450,192	357,184
Bad Debt Expense	53,980	-
Interest	34,156	67,776
General & Administrative	2,409,496	2,888,755

Total Costs and Expenses	$ 3,442,181	$ 3,790,500

Loss Before Minority Interest	$ (3,082,410)	$ (2,111,653)

Minority Interest	(28,571)	(3,770)

Net Loss	$ (3,053,839)	$ (2,107,883)

Basic Net Loss Per Share:
Loss from Operations	$ (0.11)	$ (0.08)
Basic Loss Per Common Share	$ (0.11)	$ (0.08)

Weighted Average Number of Shares Outstanding	26,664,682	25,166,302

Weighted Potentially Dilutive Shares Outstanding	29,515,887	28,504,357

No dilution is reported since net income is a loss per SFAS 128

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For Three Months Ended March 31,

	2009	2008

Cash Flows from Operating Activities:
Net Loss	$ (3,053,839)	$ (2,107,883)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Depreciation, Depletion and Amortization	450,192	357,184
Minority Interest	(28,571)	(3,770)
Stock Options	105,006	207,963
Gain on Sale of Property	-	581,250
Bad Debt Expense	53,980	-
Changes in Operating Capital:
(Increase) Decrease in Deposits and Other Assets	(336,087)	178,939
Increase in Accounts Receivable	(2,501,997)	(310,143)
Increase in Accounts Payable, Deferred Revenue and Accrued Expenses	2,588,356	2,984,786
Increase in Accounts Payable to Joint Venture Participants and Related Parties	(251,974)	(44,695)
Decrease (Increase) in Advances from Joint Venture Participants	2,824,958	(2,454,358)

Net Cash Used by Operating Activities	(149,977)	(610,727)

Cash Flows from Investing Activities:
Proceeds from the Sale of Property	-	1,687,500
Buy Back of Minority Interest in GVPS	-	(299,200)
Capital Expenditures	(232,403)	(3,755,819)

Net Cash Used by Investing Activities:	(232,403)	(2,367,519)

Cash Flows from Financing Activities:
Principal Payments on Long-Term Debt	(82,564)	(69,742)
Net Proceeds from Additional Paid-in-Capital - Stock Options	-	293,514
Net Proceeds from the Issuance of Common Stock	12,800	2,999,086

Net Cash Provided/(Used) by Financing Activities:	(69,764)	3,222,858

Net Increase or (Decrease) in Cash and Cash Equivalents:	(452,144)	244,612
Cash and Cash Equivalents at Beginning of Period:	2,000,787	7,667,693

Cash and Cash Equivalents at end of period:	$ 1,548,643	$ 7,912,305

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED

March 31, 2009 and 2008

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
•

Great Valley Production Services, LLC, (“GVPS”) was formed in 2006 to operate oil production services, well work over and drilling rigs, primarily for TVOG. In July of 2008, the drilling rigs were sold so that going forward the primary operations of GVPS will be to refurbish oilfield equipment for use in the Company’s operations and for sale to outside third parties. During the third and fourth quarters of 2008 Tri-Valley sold 23% of the ownership interest to private parties and retained a 77% ownership interest in this subsidiary.

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

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

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

-

Rig & refurbishing operations began in 2006, when the Company acquired drilling rigs and began operating them through subsidiaries Great Valley Production Services, LLC, and Great Valley Drilling Company, LLC. Rig operations include income from rental of oil field equipment and income received from selling oilfield equipment.

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

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three month period ended March 31, 2009, are not necessarily indicative of the results to be expected for the full year.

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles in the United States of America; and, therefore, should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 30, 2009, for the year ended December 31, 2008.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TVOG, Select, GVDC, Tri-Valley Power Corporation, since their inception. GVPS, where the Company has retained a 74% ownership interest is also included in the consolidation. Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined. This includes Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships. All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation.

NOTE 2 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

NOTE 3 – SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUCEMENTS

Accounting for Business Combinations

During December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”), which establishes new accounting and disclosure requirements for recognition and measurement of identifiable assets, liabilities and goodwill acquired and requires that the fair value estimates of contingencies acquired or assumed be considered as part of the original purchase price allocation. SFAS No. 141(R) is effective for periods beginning on or after December 15, 2008. We adopted this Interpretation during 2008 and the adoption did not have a material impact on our financial position or results of operations.

Noncontrolling Interest in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. SFAS No. 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 requires that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosures regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 was effective for the Company on January 1, 2009.

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

NOTE 4 – INVESTMENT

In the second quarter of 2007, the Company received 150,000 stock options for Duluth Metals common stock for providing executive and geological services for Duluth Metals. The stock options were exercisable at $0.30 Canadian. During the fourth quarter of 2007, the options were exercised and converted into stock at a cost of $47,055. During 2008, 30,000 shares of stock were sold at an average price of $2.82 Canadian. The Company follows the provisionsof Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s securities consist of stock which has been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) will be reported as a component of shareholder equity. At March 31, 2009, the cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of the Company's holdings are as follows:

March 31, 2009
Net Cost of Equities	$ 347,056
Unrealized Losses	(323,056)
Fair Market Value	$ 23,435

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in other comprehensive income of the equity section. At March 31, 2009, the company's marketable securities had a fair market value of $23,435. The net unrealized loss of $9,233 for the first quarter is reported as accumulated other income bringing the net unrealized loss inception to date to $323,621.

This investment was translated into U.S. Dollars in accordance with SFAS No. 52,“Foreign Currency Translation.” The investment was translated at the rate of exchange on the balance sheet date.

NOTE 5 - CHANGES IN SECURITIES

Common Stock

During the first quarter of 2009, the Company issued 172,600 shares of common stock. One employee exercised employee stock options during the quarter to purchase 18,600 shares totaling $9,300. 2,000 shares each were issued to seven directors for a total of 14,000 shares for services provided.

NOTE 6 – STOCK BASED COMPENSATION EXPENSE

Stock Based Compensation

Compensation expense charged against income for stock based awards in the first quarter of 2009 and 2008 was $105,006 and $207,963, pre-tax, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations. For further information regarding stock based compensation, please refer to Note 5 of the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

The following table sets forth our revenues by segment for the three months ended March 31, 2009 and the three months ended March 31, 2008, in thousands:

	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008
Sales and Other Revenues
Oil & Gas	$ 356	$ 1,023
Rigs & Refurbishing Operations	-	656
Minerals	1	-
Drilling and Development	3	-

Consolidated Sales and Other Revenues:	$ 360	$ 1,679

The following table sets forth our operating income (loss) by segment, in thousands:

	Three Months Ended March 31,	Three Months Ended March 31,
	2009	2008

Operating Income (Loss)
Oil & Gas	$ (333)	$ (1,822)
Rigs & Refurbishing Operations	(307)	(152)
Minerals	(229)	-
Drilling and Development	-	-
Non-Segmented	(2,213)	(138)

Total Income (Loss)	$ (3,082)	$ (2,112)

The following table summarizes our total assets, in thousands:

	March 31, 2009	December 31, 2008
Total Assets
Oil & Gas	$ 9,373	$ 9,103
Rigs & Refurbishing Operations	2,218	2,340
Minerals	1,754	1,816
Drilling and Development	-	-
Non-Segmented	3,407	4,212

Consolidated Total Assets:	$ 16,752	$17,471

NOTE 8 – BAD DEBT EXPENSE

The $179,944 recorded as allowance for doubtful accounts for the quarter ended March 31, 2009, relates to the bankruptcy of Big West of California, a purchaser of our crude oil. Of this total amount, $53,980 is recorded as bad debt expense on the consolidated statement of operations as this amount is Tri-Valley’s share. The remainder of $125,964 is attributable to the TVOG participants.

NOTE 9 – GOING CONCERN

The Company had a cash balance of $2.0 million as of December 31, 2008. As of March 31, 2009, this balance has decreased to $1.5 million. Current liabilities as of December 31, 2008, were $5.2 million. This balance has increased to $7.5 million as of March 31, 2009. The Company will require continued capital formation for operating and general and administrative expenses for fiscal 2009. The primary sources for this capital have been investments in the TVOG Opus I Drilling Program LP and the private placement of our common stock. Although we have always been successful in the past at attracting sufficient capital, we do not know – particularly in the current economic climate – if additional financing will be available when needed. Insufficient funds may prevent us from continuing our operations.

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

Results of Operations

Three months ended March 31, 2009 Compared to three months ended March 31, 2008

For the quarter ended March 31, 2009, revenue was $0.4 million, compared to $1.7 million in the first quarter of 2008, a decrease of $1.3 million. We had an operating loss of about $3.1 million in the first quarter of 2009, compared to a loss of $2.1 million in the first quarter of 2008.

Revenues

The Company identifies reportable segments by products and services. The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss. The Company also allocates interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss. The following table sets forth our revenues and changes in revenues by segment for the first quarter of 2009 and 2008, in thousands.

	Three Months Ended March 31,
			Increase
	2009	2008	(Decrease)	Change (%)

Oil & Gas	$ 356	$ 1,023	$ (667)	-65%
Rig and Refurbishing	-	656	(656)	-100%
Minerals	1	-	1	-
Drilling & Development	3	-	3	-

Total Revenues	$ 360	$ 1,679	$ (1,319)	-165%

Operating Income (Loss)

The following table sets forth our operating loss and changes in operating loss by segment in the first quarter of 2009 and 2008, in thousands.

	Three Months Ended March 31,
			Increase
	2009	2008	(Decrease)	Change (%)

Oil & Gas	$ (333)	$ (1,822)	$ 1,489	82%
Rig and Refurbishing	(307)	(152)	(155)	102%
Minerals	(229)	-	(229)	-
Drilling & Development	-	-	-	-
Non-Segmented	(2,213)	(138)	(2,075)	1504%

Total Income (Loss):	$ (3,082)	$ (2,112)	$ (970)	46%

Three months ended March 31, 2009, Compared to three months ended March 31, 2008

In the quarter ended March 31, 2009, we realized a loss of $3.1 million compared to $2.1 million loss in the first quarter of 2008, an increase in the loss of $ 1.0 million.

General and administrative expenses were $2.4 million for the first three months ended March 31, 2009, compared to $2.9 million for the first three months of 2008, a decrease of $0.5 million. $0.4 million of this decrease was due to suspended rig operations and $0.5 million additional decrease was due to a decrease in general and administrative expenses. Oil and gas lease expense increased $0.4 million and other expenses of $0.1 million also increased.

Oil and Gas

Oil and gas revenues in the first quarter of 2009 included approximately $0.4 million from the sale of oil and gas, compared to $1.0 million in the first quarter of 2008. The decrease resulted from significantly decreased oil and gas commodity pricing. The Company expects that the oil and gas production will have increasing revenues as a result of both increasing production and improved pricing and that the operating income of this segment will be improved by year-end 2009.

The Company continues to focus development on its Pleasant Valley leases in the Oxnard, California oilfield. It completed the first horizontal well on the recently acquired Lenox Ranch lease. The well is awaiting permanent electrical facilities to operate recovery equipment.

On the more developed Hunsucker lease, the Company completed installation of a process to better distribute the steam in horizontal wells. Subsequent tests have achieved excellent recovery results and the process will now be applied to all other horizontal wells on the lease. Once that is done the Company plans a SURGE wherein all seven horizontal wells are steamed simultaneously for an extended period to enable the wells to deliver much higher production rates, especially after being put on pumps.

A re-manufactured 25 million Btu/ hour steam generator was added to the Hunsucker production fleet to enable 2,500 barrels of high temperature – high pressure steam per day to be generated and injected down hole to support increased production.

Rig & refurbishing operations

There were no revenues from rig operations in the first quarter of 2009 compared to $0.7 million in the first quarter of 2008. GVPS did not realize operating revenue in the first quarter of 2009 due to being inactive. The operating loss in the first quarter of 2009 was $0.3 million, compared to an operating loss of $0.2 million in the first quarter of 2008, or an increase in the loss of $0.1 million.

Nevada activity continued to be very low, and GVDC stayed away from the few opportunities whose terms it deemed too risky and let other operators take the deals thus avoiding the pitfalls the “successful” bidders experienced. We believe Nevada geothermal exploration and development may pick up shortly from federal stimulus funds directed toward renewable energy projects and GVDC is prepared to re-enter the market when more acceptable business conditions merit. The GVDC rig in Nevada is presently idle and is looking for its next jobs or possible disposition or relocation. With engine modifications to accommodate stricter air quality rules, the rig can also operate in California.

Minerals Activities

There were no revenues, sales or production from minerals activities in the first quarter of 2009 and 2008. With the primary emphasis of the Company to boost oil and gas production, the properties of Select Resources largely have been in a care and maintenance status.

The first quarter of 2009 was dominated by compiling new data and extrapolating its significance to Select’s Shorty Creek property. Traditionally, this property has been described (by a previous state geologist for the State of Alaska) as “the best undrilled property in Alaska,” and generally speaking that remains true, with two very isolated instances of activity in the past. In or before 1979 a few diamond drill holes were drilled in a small area in the NW portion of Select’s Shorty Creek property. All hard data for this activity has been lost. Ten years later, in 1989 and 1990, a more central area was explored via 20 reverse circulation diamond drill holes. We believe now that all of the significant data for that activity has been recovered, and it is being studied, and exchanged with interested parties (see Precious Metals). In addition to this very significant development, we have made additional advances over last quarter in the Admiral Calder calcium carbonate deposit (see also below).

Select continues to be devoted to returning the Admiral Calder mine to a profitable undertaking, continues to explore precious metal opportunities, continues to include uranium as a new commodity of interest, and has reduced efforts directed towards acquiring new base metals and industrial minerals properties. More specific information is provided in the following sections.

Industrial Minerals

During the first quarter, Select continued low-cost monitoring and security at the Admiral Calder calcium carbonate quarry in Alaska and undertook additional economic and engineering evaluation. Select began negotiations with an international trader for high grade calcium carbonate, and began the exchange of more current information and strategic discussions of various approaches to developing the property. The key to making the Calder property profitable seems to center around selling logistics. The ability to move out substantial volumes and offload them in an efficient manner can lead to very favorable economic performance. Select is exploring avenues to maximize selling logistical efficiencies now.

In addition to the above, Select has identified (but not yet evaluated) a potential technology capable of producing a much finer grind at reduced cost. This is a significant advance, and, if such technology can be effectively operated on site, it provides an opportunity to market a much higher priced product. It allows Select to exploit the product in its highest value range, near but larger than 10 microns.

Precious Metals

Select continues to solicit mining interests for the larger scale exploration on both the Richardson and Shorty Creek properties, as well as identifying a field site manager for both properties.   Select has contacted, and continues to solicit, candidates for these positions.

Shorty Creek has been described by the former State Geologist of Alaska as perhaps the best un-drilled gold exploration project in Alaska, however over the last two quarters, and especially this quarter, drill data has been recovered and continues to be evaluated. At this time, Select believes we have recovered all of the available date regarding these drilling activities. The most attractive feature is the similarity of the grades and intercept size to the early drilling conducted by Select’s neighbor, International Tower Hill (ITH), located only a few miles northerly from Shorty Creek. ITH has delineated in excess of 3+ million in-the-ground ounces of drill-indicated gold reserves, and another 3+ million in-the-ground ounces of drill-indicated gold resources. All told, ITH has identified perhaps over 7 million ounces of gold resources.

Earlier thinking tended to support the notion that ITH had discovered a stratabound gold deposit. This was in contrast to the intrusion related geologic model proposed for the Shorty Creek property. Subsequently ITH, upon gathering more high-quality data from the drilling program, now well over 116 diamond drill holes, now favors an intrusion-related deposit model. This is the same deposit model favored for Shorty Creek. At this time, 4 significant anomalies have been identified on the Shorty Creek property, and all of these have direct geologic, or indirect geochemical and/or geophysical indications of a intrusive related gold system, that is large and pervasive across much of the topographic expression that falls within Select’s property.

The Richardson District is arguably the most prospective gold exploration district in Alaska, and it remains under-explored. Tri-Valley has found native gold at 60 locations along a 20 mile swath suggesting the possibility of another large system. Data for the Richardson property has now been synthesized and is now under more intensive review.

Uranium

Select has begun soliciting and reviewing uranium opportunities in a very targeted and selective manner.  Select is adhering rigorously to strict high-end criteria for these properties.

Base Metals

Base Metals operations continue to be on hold.

Non-segmented items

The non-segmented items consist primarily of stock option expense, unallocated salaries and insurance expense and interest expense. Non-segmented items increase from $2.1 million in the first three months of 2008, to $2.2 million in the first three months of 2009. Stock option expense for the first three months of 2009 was $0.1 million, compared to $0.2 million for the first three months of 2008, a decrease of $0.1 million. Interest expense for the first three months of 2009 was unchanged from the first three months of 2008.

Capital Resources and Liquidity

In 2002 through the first quarter of 2009, our drilling activities have been largely funded by selling interests in our OPUS I drilling partnership. We do not borrow in order to fund drilling activities. Our continued drilling activity relies on our ability to raise money for projects through drilling partnerships or other joint ventures.

Current assets were about $6.2 million at March 31, 2009, down from $7.0 million at year end 2008, a decrease of $0.8 million. Cash on hand decreased from $2.0 million at year end 2008 compared to $1.5 million at March 31, 2009. Accounts receivable decreased to $4.6 million at March 31, 2009, compared to $5.0 million at year end 2008. Current liabilities increased to about $7.5 million at March 31, 2009, compared to $5.2 million at year end 2008 due primarily to an increase activity level and reduced availability of cash.

Operating Activities

We had a negative cash flow of $0.1 million for the three months ended March 31, 2009 compared to a negative cash flow of $0.6 million for the same period in 2008. The negative cash flow in the current period is due mainly to our loss from operations along with our decrease in advances from joint venture participants. Our loss from operations was approximately $3.1 million for the three months ended March 31, 2009 compared to a $2.1 million loss for the same period in 2008.

Investing Activities

Net cash used by investing activities was $0.2 million for the first three months of 2009 compared to $2.4 million used for the first three months of 2008. During 2008, the company received $1.7 million from the sale of steam generators and a heater treater. $3.7 million was used towards capital expenditures, primarily the drilling of new wells and we used $0.3 million to buy back membership units in GVPS. In 2009 we only had capital expenditures of $0.2 million.

Financing Activities

Net cash used by financing activities was $0.1 million for the first three months of 2009 compared to $3.2 million provided for the same period of 2008. We paid down $0.1 million in principal of long term debt in the first quarter of 2009. During the same period in 2008 we received $3.3 million from sales of restricted shares of common stock in privately negotiated transactions including the exercise of stock options by employees. The Company has initiated what is hoped to be a $30 million capital infusion program. The Company is considering several options including placement of preferred stock, project financing or sale and lease back of equipment and facilities. There can be no assurances that capital will be available to us from any source or that, if available, it will be on terms acceptable to us.

Liquidity

The recoverability of our oil and gas reserves depends on future events, including obtaining adequate financing for our exploration and development program, successfully completing our planned drilling program, and achieving a level of operating revenues that is sufficient to support our cost structure. At various times in our history, it has been necessary for us to raise additional capital through private placements of equity financing. When such a need has arisen, we have met it successfully. It is management’s belief that we will continue to be able to meet our needs foradditional capital as such needs arise in the future. We may need additional capital to pay for our share of costs relating to the drilling prospects and development of those that are successful, and to acquire additional oil and gas leases, drilling equipment and other assets. The total amount of our capital needs will be determined in part by the number of prospects generated within our exploration program and by the working interest that we retain in those prospects.

During the remainder of 2009, we hope to be able to expend approximately $34 million on drilling and development activities. Funds for the majority of these activities will be provided by sales of partnership interests in the Opus-I drilling partnership, which will still be raising funds for development purposes and possible other alternatives such as preferred stock issuance and sale/leaseback options. Tri-Valley’s portion is expected to be approximately $13 million. Our ability to complete our planned drilling activities in 2009 depends on some factors beyond our control, such as availability of equipment and personnel. To accomplish our desired plans we will require additional capital from the OPUS partnership or other outside parties.

During the remainder of 2009, we expect expenditures of approximately $0.8 million on mining activities, including mining lease and exploration expenses.

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

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2008 (Annual Report”), management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2008 as more fully described in Item 9A of our Annual Report. Based on that assessment, management identified material weaknesses in our internal controls. Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008.

As of March 31, 2009, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of March 31, 2009, our management, including the CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management, including our CEO and CFO, has prepared a plan to remediate the deficiency in our internal control over financial reporting and disclosure controls and procedures. Our plan provides for the hiring of additional professional finance personnel and the training of these personnel so that more segregation of duties and additional review will be available in the financial transactions and the preparation of financial statements. Management is also reviewing and improving procedures to reduce the likelihood of errors in recording financial transactions. After completing these actions, management feels that our disclosure controls and procedures will provide reasonable assurance that the controls and procedures will meet their desired control objectives. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any that may affect our operations have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

During the first quarter of 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities

During the first quarter of 2009, there were no sales of unregistered equity securities.

Item 6.	Exhibits

Item	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	18 U.S.C. Section 1350 Certification
32.2	18 U.S.C. Section 1350 Certification

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-VALLEY CORPORATION

May 15, 2009	/s/F. Lynn Blystone

F. Lynn Blystone

Chairman, President and CEO

May 15, 2009	/s/ Arthur M. Evans

Arthur M. Evans

Chief Financial Officer