Form 10-Q
period 2009-06-30
TRI VALLEY CORP
filed 2009-08-07
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009	Commission File No. 001-31852

Tri-Valley Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0617433 (I.R.S. Employer Identification No.)

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

Yes ☐ No ☒

The number of shares of Registrant's common stock outstanding at August 3, 2009 was 27,623,967.

TRI-VALLEY CORPORATION

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION

CONSOLIDATED BALANCE SHEETS

ASSETS
	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)

Current Assets:
Cash	$ 3,061,708	$ 2,000,787
Accounts Receivable TVOG Production Accrual	139, 964	963,413
Accounts Receivable – Trade	61,852	61,851
Prepaid Expenses	16,029	12,029
Accounts Receivable from Joint Venture Participants	6,932	3,988,754

Total Current Assets:	3,286,485	7,026,834

Property and Equipment – Net:
Proved Properties	377,040	153,546
Unproved Properties	1,632,647	1,616,919
Rigs	1,334,967	1,538,752
Other Property and Equipment	6,173,436	6,612,284

Total Property and Equipment – Net:	9,518,090	9,921,501

Other Assets:
Deposits	440,913	122,913
Investment in Marketable Securities (NOTE 4)	56,678	32,668
Investments in Partnerships	17,400	17,400
Deferred Tax Asset	123,079	123,079
Goodwill	212,414	212,414
Other	-	13,913

Total Other Assets:	850,484	522,387

Total Assets:	$ 13,655,059	$ 17,470,722

The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)

Current Liabilities
Notes Payable	$ 422,940	$ 389,648
Amounts Payable to Joint Venture Participants	-	912,173
Accounts Payable and Accrued Expenses	6,022,543	3,852,502

Total Current Liabilities	6,445,483	5,154,323

Non-Current Liabilities
Asset Retirement Obligation	354,901	327,845
Long-Term Portion of Notes Payable	1,684,842	1,837,733

Total Non-Current Liabilities	2,039,743	2,165,578

Total Liabilities	8,485,226	7,319,901

Stockholders’ Equity
Common Stock, $.001 par value; 100,000,000 shares authorized; 27,623,967 and 27,438,367 at June 30, 2009 and December 31, 2008, respectively	27,623	27,438
Less: Common Stock in Treasury, at cost; 100,025 shares	(13,370)	(13,370)
Capital in Excess of Par Value	45,959,988	46,558,354
Additional Paid in Capital – Warrants	67,500	360,842
Additional Paid in Capital – Stock Options	3,053,052	1,869,997
Minority Interest	3,281,193	3,334,596
Accumulated Deficit	(47,038,853)	(41,795,727)
Accumulated Other Comprehensive Income	(167,300)	(191,309)

Total Stockholders’ Equity	5,169,833	10,150,821

Total Liabilities and Stockholders’ Equity	$ 13,655,059	$ 17,470,722

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues
Sale of Oil and Gas	$ 311,097	$ 1,245,950	$ 617,693	$ 1,628,374
Gain on Sale of Asset	-	79,972	-	661,222
Partnership Income	-	-	30,033	-
Rig Income	-	567,078	-	1,122,384
Other Income	193,304	347,461	195,170	500,277
Interest Income	5,312	21,728	15,950	28,778

Total Revenue	$ 509,713	$ 2,262,189	$ 869,484	$ 3,941,035

Costs and Expenses
Oil and Gas Lease Expense	$ 632,946	$ 319,469	$ 1,058,846	$ 377,032
Mining Exploration Expenses	48,695	126,471	117,152	130,371
Rig Operations	-	464,259	-	879,581
Depletion, Depreciation & Amortization	445,370	357,186	895,562	714,370
Bad Debt Expense	-	-	53,980	-
Interest	63,590	86,426	97,746	154,202
Impairment Loss	-	315,328	-	315,328
General & Administrative	1,533,231	3,338,008	3,942,727	6,226,763

Total Costs and Expenses	$ 2,723,832	$ 5,007,147	$ 6,166,013	$ 8,797,647

Loss Before Minority Interest	$ (2,214,119)	$ (2,744,958)	$ (5,296,529)	$ (4,856,612)

Minority Interest	(24,831)	-	(53,403)	(3,769)

Net Loss	$ (2,189,288)	$ (2,744,958)	$ (5,243,126)	$ (4,852,843)

Basic Net Loss Per Share:
Loss from Operations	$ (0.08)	$ (0.10)	$ (0.19)	$ (0.18)
Basic Loss Per Common Share	$ (0.08)	$ (0.10)	$ (0.19)	$ (0.18)

Weighted Average Number of Shares Outstanding	27,614,867	26,731,656	27,536,111	26,521,549

Weighted Potentially Dilutive Shares Outstanding	30,100,334	29,459,573	30,112,944	29,510,391

No dilution is reported since net income is a loss per SFAS 128

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	For Six Months Ended June 30,

	2009	2008

Cash Flows from Operating Activities:
Net Loss	$ (5,243,127)	$ (4,852,843)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Depreciation, Depletion and Amortization	895,562	714,370
Minority Interest	(53,403)	(3,769)
Stock Options	272,233	394,067
Impairment, Dry Hole and Other Disposals of Property	-	(345,894)
Bad Debt Expense	53,980	-
Changes in Operating Capital:
(Increase)/Decrease in Deposits and Other Assets	(308,087)	178,939
(Increase)/Decrease in Accounts Receivable	769,468	(3,783,148)
Increase/(Decrease) in Accounts Payable, Deferred Revenue	2,170,039	5,834,272
and Accrued Expenses
Increase/(Decrease) in Accounts Payable to Joint Venture Participants and Related Parties	(912,173)	2,719,733
Increase/(Decrease) in Advances from Joint Venture Participants	3,981,822	(4,811,317)

Net Cash Provided/(Used) by Operating Activities:	$ 1,626,314	$ (3,955,590)

Cash Flows from Investing Activities:
Proceeds from the Sale of Property	-	2,587,500
Proceeds from the Sale of Marketable Securities	-	79,999
Buy Back of Minority Interest in GVPS	-	(418,648)
Capital Expenditures	(465,096)	(4,482,764)

Net Cash Provided/(Used) by Investing Activities:	$ (465,096)	$ (2,233,913)

Cash Flows from Financing Activities:
Principal Payments on Long-Term Debt	(119,599)	(67,550)
Net Proceeds from Additional Paid-in-Capital – Stock Options	-	293,514
Net Proceeds from the Issuance of Common Stock	19,301	6,121,901

Net Cash Provided/(Used) by Financing Activities:	$ (100,298)	$ 6,347,865

Net Increase or (Decrease) in Cash and Cash Equivalents:	1,060,921	158,362
Cash and Cash Equivalents at Beginning of Period:	2,000,787	7,667,693

Cash and Cash Equivalents at End of Period:	$ 3,061,708	$ 7,826,055

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

June 30, 2009 and 2008

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

•

Great Valley Production Services, LLC, (“GVPS”) was formed in 2006 to operate oil production services, well work over and drilling rigs, primarily for TVOG. In July of 2008, the drilling rigs were sold. Since then, the primary operations of GVPS has been to refurbish oilfield equipment for use in the Company’s operations and for sale to outside third parties. During the third and fourth quarters of 2008 Tri-Valley sold 23% of the ownership interest to private parties and retained a 77% ownership interest in this subsidiary.

•

Great Valley Drilling Company, LLC (“GVDC”) was formed in 2006 to operate an oil drilling rig, primarily in Nevada where Tri-Valley has 17,000 acres of prospective oil leases. With the downturn in Nevada drilling, in part because numerous project permits have been held up and because of abrupt negative economic factors, drilling rig activity is nil at present. GVDC had an opportunity to do contract drilling for third parties, however the opportunity has waned as both petroleum and geothermal projects are at a standstill. For the time being, until further funds from the economic stimulus legislation begin to underwrite geothermal projects, GVDC expects its rig to remain idle for most of 2009. The Company is currently trying to sell the rig.

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

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six month period ended June 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TVOG, Select, GVDC, Tri-Valley Power Corporation, since their inception. GVPS, where the Company has retained a 77% ownership interest is also included in the consolidation. Other partnerships in which the Company has an operating or nonoperating interest in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined. This includes Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 partnerships. All material intra and intercompany accounts and transactions have been eliminated in combination and consolidation.

NOTE 2 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each year. Common stock equivalents are not included in the computations since their effect would be anti-dilutive.

NOTE 3 – SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Business Combinations

During December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations, which establishes new accounting and disclosure requirements for recognition and measurement of identifiable assets, liabilities and goodwill acquired and requires that the fair value estimates of contingencies acquired or assumed be considered as part of the original purchase price allocation. SFAS No. 141(R) is effective for periods beginning on or after December 15, 2008. We adopted this interpretation during 2008. The adoption did not have a material impact on our financial position or results of operations.

Noncontrolling Interest in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. SFAS No. 160 establishes new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to a noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 requires that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosures regarding the interests of the parent and its noncontrolling interest. Our adoption of SFAS No. 160 on January 1, 2009, is reflected in these financial statements and did not have a material effect on our consolidated results of operations or financial condition.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our adoption of SFAS No. 165 on June 30, 2009, had no impact on the financial statements.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”. SFAS 166 is a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and will require more information about transfer of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. Additionally, SFAS 166 eliminates the concept of a qualifying special-purpose entity. SFAS 166 is effective January 1, 2010, for companies reporting on a calendar-year basis. The Company does not expect any material financial statement implications relating to the adoption of SFAS 166.

Consolidation Guidance

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and is effective January 1, 2010. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

FASB Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTMand The Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS Statement No. 162. The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, will be effective for our third quarter 2009 financial statements. The Codification is not intended to change or alter existing U.S. GAAP.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and is to be applied prospectively to intangible assets acquired on or after January 1, 2009. We do not expect that the adoption of this FSP will have a material effect on our consolidated financial statements.

NOTE 4 – INVESTMENT

In the second quarter of 2007, the Company received 150,000 stock options for Duluth Metals common stock for providing executive and geological services for Duluth Metals. The stock options were exercisable at $0.30 Canadian. During the fourth quarter of 2007, the options were exercised and converted into stock at a cost of $47,055. During 2008, 30,000 shares of stock were sold at an average price of $2.82 Canadian. The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires companies to classify their investments as trading, available-for-sale or held-to-maturity. The Company’s securities consist of stock which has been classified as available-for-sale. These are recorded in the financial statements at fair market value and any unrealized gains (losses) will be reported as a component of shareholder equity. At June 30, 2009, the cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of the Company's holdings are as follows:

June 30, 2009
Net Cost of Equities:	$ 347,056
Unrealized Losses:	(290,378)
Fair Market Value:	$ 56,678

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down shall be reflected in other comprehensive income of the equity section. At June 30, 2009, the company's marketable securities had a fair market value of $56,678. The net unrealized gain of $33,243 for the second quarter is reported as accumulated other income bringing the net unrealized loss inception to date to $290,378.

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

During the second quarter of 2009, one employee exercised employee stock options during the quarter to purchase from the Company 13,000 shares of common stock totaling $6,500.

NOTE 6 – STOCK BASED COMPENSATION EXPENSE

Stock Based Compensation

Compensation expense charged against income for stock based awards in the second quarter of 2009 and 2008 was $167,227 and $186,104, pre-tax, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations. For further information regarding stock based compensation, please refer to Note 5 of the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2008.

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

The following table sets forth our revenues by segment for the three months ended June 30, 2009, and the six months ended June 30, 2008, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Sales and Other Revenues
Oil and Gas	$ 467	$ 1,508	$ 822	$ 2,531
Rigs & Refurbishing Operations	-	611	-	1,267
Minerals	43	143	47	143
Drilling and Development	-	-	-	-

Consolidated Sales and Other Revenues:	$ 510	$ 2,262	$ 869	$ 3,941

The following table sets forth our operating income (loss) by segment, in thousands:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Income (Loss)
Oil and Gas	$ (586)	$ (1,508)	$ (919)	$ (3,064)
Rigs & Refurbishing Operations	(236)	(933)	(543)	(1,081)
Minerals	(87)	(31)	(316)	(168)
Drilling and Development	-	-	-	-
Non-Segmented	(1,280)	(273)	(3,465)	(540)

Total Income (Loss)	$ (2,189)	$ (2,745)	$ (5,243)	$ (4,853)

The following table summarizes our total assets, in thousands:

	June 30, 2009	December 31, 2008
Total Assets
Oil & Gas	$ 9,188	$ 9,103
Rigs & Refurbishing Operations	2,086	2,340
Minerals	1,774	1,816
Drilling and Development	-	-
Non-Segmented	607	4,212

Consolidated Total Assets:	$ 13,655	$ 17,471

NOTE 8 – GOING CONCERN

The Company had a cash balance of $2.0 million as of December 31, 2008. As of June 30, 2009, this balance has increased to $3.1 million. Current liabilities as of December 31, 2008, were $5.2 million. This balance has increased to $6.4 million as of June 30, 2009. The Company will require continued capital formation for operating and general and administrative expenses for fiscal year 2009. The primary sources for this capital have been investments in the TVOG Opus I Drilling Program LP and the private placement of our common stock. Although we have always been successful in the past at attracting sufficient capital, we do not know – particularly in the current economic climate – if additional financing will be available when needed. Insufficient funds may prevent us from continuing our operations.

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

Results of Operations

Three months ended June 30, 2009 Compared to three months ended June 30, 2008

For the quarter ended June 30, 2009, revenue was $0.5 million, compared to $2.2 million in the second quarter of 2008, a decrease of $1.7 million. We had an operating loss of about $2.2 million in the second quarter of 2009, compared to a loss of $2.7 million in the second quarter of 2008.

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

	Three Months Ended June 30,		Increase
	2009	2008	(Decrease)	Change (%)

Oil and Gas	$ 466	$ 1,508	$ (1,042)	-69%
Rig & Refurbishing	-	611	(611)	-100%
Minerals	43	143	(100)	-70%
Drilling and Development	-	-	-	-

Total Revenues	$ 509	$ 2,262	$ (1,753)	-77%

Operating Income (Loss)

The following table sets forth our operating loss and changes in operating loss by segment in the second quarter of 2009 and 2008, in thousands.

	Three Months Ended June 30,		Increase
	2009	2008	(Decrease)	Change (%)

Oil and Gas	$ (586)	$ (1,508)	$ 922	-61%
Rig & Refurbishing	(236)	(933)	697	-75%
Minerals	(87)	(31)	(56)	181%
Drilling and Development	-	-	-	-
Non-Segmented	(1,280)	(273)	(1,007)	369%

Total Income (Loss):	$ (2,189)	$ (2,745)	$ 556	-20%

In the quarter ended June 30, 2009, we realized a loss of $2.2 million compared to $2.7 million loss in the second quarter of 2008, a decrease of $0.5 million.

General and administrative expenses were $1.5 million for the three months ended June 30, 2009, compared to $3.3 million for the same period of 2008, a decrease of $1.8 million. This decrease was due to suspended rig operations at Great Valley Drilling and a decrease in salary expenses. Oil and gas lease expense increased $0.3 million. All other expenses decreased by $1.3 million from the same period in 2088.

Oil and Gas

Oil and gas revenues in the second quarter of 2009 included approximately $0.3 million from the sale of oil and gas, compared to $1.2 million in the second quarter of 2008. The decrease resulted from significantly decreased oil and gas commodity pricing. The Company expects that the oil and gas production will have increasing revenues as a result of both increasing production and improved pricing and that the operating income of this segment will be improved by year-end 2009.

Owing to the extreme, abrupt and persistent plunge in oil prices much of the Company’s oil production and development projects were significantly curtailed in the fourth quarter of 2008 and the subsequent first two quarters of 2009, particularly at the Oxnard oilfield operations. These conditions demanded modifications in our operations matrix that resulted in potentially higher production and lower cost operations.

During the second quarter we experimented with a new recovery technique for the Vaca Tar Sands that could lead to exceptional production rates and the first test is now underway. The results indicate that steam/heat can be more efficiently introduced using this technique requiring the use of less steam to yield more barrels of oil in the producing cycle both from higher production rate and longer production cycle.

Also in the second quarter, James Kromer, a highly experienced petroleum engineer was hired as Operations Manager and immediately took charge of the Pleasant Valley Vaca Tar Sands project and the other Tri-Valley properties. Mr. Kromer reports to Joseph Kandle, president of Tri-Valley Oil & Gas Co.

During the third quarter, the Company expects to equip all seven of its horizontal wells on its Hunsucker lease in the Oxnard, California oilfield to use this technique. In a further step up, the Company plans to drill its first Steam Assisted Gravity Drainage (SAGD) well in the fourth quarter that would enable ultimately continuous steaming for continuous production.

Rig & refurbishing operations

There were no revenues from rig operations in the second quarter of 2009 compared to $0.6 million in the second quarter of 2008. GVPS was inactive and did not realize operating revenue in the second quarter of 2009. The operating loss in the second quarter of 2009 was $0.2 million, compared to an operating loss of $0.9 million in the second quarter of 2008, or a decrease in the loss of $0.7 million.

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

Minerals Activities

Mineral revenue was $0.04 million for the three months ended June 30, 2009 compared to $0.1 million during the same period in 2008 a decrease of $0.06 million. The primary source of revenue came from consulting services provided by Select Resources. Because the Company’s primary emphasis is boost oil and gas production, for 2009 the properties of Select Resources largely have been in a care and maintenance status. However, Select is actively seeking joint venture partners for its Alaska gold exploration projects and customers for its high grade calcium carbonate quarry also in Alaska. A more detailed description of these properties follows.

Industrial Minerals

During the second quarter, Select continued low-cost monitoring and security at the Admiral Calder calcium carbonate quarry in Alaska and undertook additional economic and engineering evaluation. Select is now in product testing with an international trader, and has reached a conceptual concurrence on potential paths forward for developing the property. After completing an operating economic model and a DCF-ROR NPV analysis and preliminary product quality tests, Select now believes the key to making the Calder property profitable centers around proper blasting technique, well supervised excavation, and product sales logistics. The ability to move out substantial volumes and offload them in an efficient manner can lead to very favorable economic performance. Select is exploring avenues to maximize selling logistical efficiencies now.

In addition to the above, Select has identified (but not yet evaluated) a potential technology capable of producing a much finer grind at reduced cost. This is a significant advance, and, if such technology can be effectively operated on site, it provides an opportunity to market a much higher priced product. It allows Select to exploit the product in what appears to be at this time, its highest value range, near but larger than 10 microns. This technology should be accessible for testing in the third or fourth quarter of 2009.

Precious Metals

Select continues to solicit mining interests for the larger scale exploration on both the Richardson and Shorty Creek properties, as well as identifying a field site manager for both properties.   Select has contacted, and continues to solicit, candidates for these positions.

Shorty Creek

During the second quarter of 2009 Select doubled the land position it holds around Shorty Creek. Shorty Creek has been described by the former State Geologist of Alaska as perhaps the best un-drilled gold exploration project in Alaska. However over the last two quarters, and especially this quarter, a reexamination of drill data has led to some new thinking about the prospect and an initiative to acquire more land.

For several months prior to and in the second quarter, Select undertook a finding and review exercise of old records, both as an informational effort and as an organizational effort. In the Dec/Jan 2008/2009 timeframe, we uncovered the old drilling data on Shorty Creek. After that, we uncovered old reports and industry information. Those documents, coupled with data from the State of Alaska’s 1981 and 1982 geochemical sampling program, indicated high potential in lands south and east of what were then Select’s current holdings. We ultimately decided to acquire those lands. While the property is covered with low level anomalies, we now know it to contain at least nine significant gold anomalies, most of which are in a general north-south trend (three are to the east), and nearly all occur on topographic highs. Seven of the nine express geological, geochemical, and/or geophysical evidence that suggest underlying intrusive bodies. One of these has been drilled, and yielded intercepts as long as over 200-ft of minable grade gold (see press releases of January 15 and 21, 2009). Two of the nine gold anomalies are more dispersed, or represent areas of historic attempts at gold production, and occur along broad sloping areas or in drainages. These two anomalies are different, and suggest either transport of native gold from one or more of the other anomalies, or a mineralizing system distal to, or differing from, intrusive origins. Key types of evidence are as follows:

•

Geological evidence includes rock characteristics such as thermally altered host rock (altered by the heat and fluids likely from an underlying molten body), stressed or unusual vegetation, and of course the exposure of igneous rocks (through erosion windows in the host rock) whose nature is consistent with the ore deposit models we believe to be applicable to this area, especially when the rocks are consistent with gold bearing igneous rocks that are associated with economic deposits elsewhere.

•

Geochemical evidence includes the obvious such as 50 ppb or more gold in soil, or high silver values, but also suites of indicator elements that suggest the presence of ore, and of course minable grades intersected by drilling.

•	Geophysical evidence includes magnetic anomalies whose characteristics suggest subsurface rock bodies of a near-vertical cylindrical or conical shape.

At any one of the anomalies, it is common to find more than one line of evidence, and so far we’ve found four anomalies where all three occur.

The key message is twofold: First, seven of our nine principal anomalies are on or near intrusive domes as indicated by exposures or topographic highs leaving only two that are not associated with evidence of an intrusive body and, second, there is a general north-south distribution of seven anomalies, due south of ITH’s multimillion ounce find. As a result, Select picked up the new property, and the complete claim block now encircles about 39 square miles of anomalous land (there are some placer oriented in-holdings). We believe the Select / ITH area will host at least one gold mine. As a comparison, one ounce of gold is now equivalent to roughly 15 bbls of oil on a gross price basis.

Richardson District

The Richardson District is arguably the most prospective gold exploration district in Alaska, and it remains under-explored. Tri-Valley has found native gold at 60 locations along a 20 mile swath suggesting the possibility of a large system. In the second quarter Select began a more intensive review of the Richardson property. In summary, the Richardson property is quite large, a bit over 44 square miles and encompasses both lode and placer potential. For lode gold at Richardson we have found five general prospects that merit further work: the Democrat prospect, the Hilltop prospect, the Buckeye/Bald Knob prospect, the Banner prospect and the Buck/Shamrock prospect. For placer gold we have drilled one prospect, First Chance Creek. Only the Democrat has seen any significant efforts at production.

In 1989, TVC processed about 30,000 tons out of a 75,000 ton bulk mining effort at the Democrat prospect. The oversize output from the crusher, was not properly re-routed back into the processing system. As a result approximately 30,000 tons of an excavated 75,000 tons were processed through the full system, a waste of more than half of the excavation effort. However, out of that 30,000 tons, Select recovered roughly 3,000 ounces of raw gold (0.1 oz per ton). There were indications that the extraction system was run too aggressively. In a separate 400 ton pilot effort conducted in 1991, Tri-Valley recovered 120 ounces of raw gold (0.3 oz per ton). The important message here is that the 400-ton effort was conducted on the tailings from the earlier effort in 1989, giving a second and much more definitive indication of how inefficient the first project was, and how good the ore might actually be. In each case the recovery was from a simple gravity circuit.

It should be noted that the remaining material in the stockpile has been exposed to weathering since 1989 (and finer material since 1991) yet the relevant stream drainage still maintains a pH of 7.3 to 7.7, above neutral, giving no indication of acid rock drainage from rocks obtained from this portion of the deposit. The fact that the pH is basic (above neutral) indicates the rock has inherently some acid neutralizing capacity, an additional favorable point. In the next quarter Select plans to revisit and sample the property to gain more current data on the localized drainage and sample mineralization elsewhere.

Uranium

Select has begun soliciting and reviewing uranium opportunities in a very targeted and selective manner.  Select is adhering rigorously to strict high-end criteria for these properties.

Base Metals

Base Metals operations continue to be on hold.

Non-segmented items

The non-segmented items consist primarily of stock option expense, unallocated salaries and insurance expense and interest expense. Non-segmented items increased from $0.5 million for the six months ended June 30, 2008, to $3.6 million for that same period in 2009. Stock option expense of $0.2 million for the three months ending June 30, 2009, did not materially change from the same period in 2008. Interest expense for the three months ending June 30, 2009 was $0.1 million also did not materially change from the same period in 2008. The increase in non-segmented expenses is due primarily to the unallocated portion of general & administrative expenses during the first six months of 2009.

Capital Resources and Liquidity

In 2002 through the first quarter of 2009, our drilling activities have been largely funded by selling interests in our OPUS I drilling partnership. We do not borrow in order to fund drilling activities. Our continued drilling activity relies on our ability to raise money for projects through drilling partnerships or other joint ventures.

Current assets were about $3.3 million at June 30, 2009, down from $7.0 million at year end 2008, a decrease of $3.7 million. Cash on hand increased from $2.0 million at year end 2008 compared to $3.1 million at June 30, 2009. Accounts receivable decreased to $0.2 million at June 30, 2009, to $5.0 million at year end 2008, due to payments from JV participants during the quarter. Current liabilities increased to about $6.4 million at June 30, 2009, compared to $5.2 million at year end 2008 due primarily to an increase in activity level.

Operating Activities

We had positive cash flow of $1.6 million for the first six months ended June 30, 2009 compared to a negative cash flow of $4.0 million for the same period in 2008. The positive cash flow in the current period is due mainly to an decrease of $4.0 million from Joint Venture Participants, which was offset with our loss from operations. Our loss from operations was approximately $5.2 million for the first six months ended June 30, 2009 compared to a $4.8 million loss for the same period in 2008.

Investing Activities

Net cash used by investing activities was $0.5 million for the first six months of 2009 compared to $2.2 million used for the first six months of 2008. During 2008, the company received $1.7 million from the sale of steam generators and a heater treater. $4.4 million was used towards capital expenditures, primarily the drilling of new wells and we used $0.3 million to buy back membership units in GVPS. In 2009 we only had capital expenditures of $0.5 million.

Financing Activities

Net cash for financing activities was $0.1 million for the first six months of 2009 compared to $6.3 million provided for the same period of 2008. We paid down $0.1 million in principal of long term debt in the first six months of 2009. During the same period in 2008 we received $6.1 million from sales of restricted shares of common stock in privately negotiated transactions including the exercise of stock options by employees. The Company is considering several options including placement of preferred stock, project financing or sale and lease back of equipment and facilities. There can be no assurances that capital will be available to us from any source or that, if available, it will be on terms acceptable to us.

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

During the remainder of 2009, we hope to be able to expend approximately $8 million on drilling and development activities. Funds for the majority of these activities will be provided by sales of partnership interests in the Opus-I drilling partnership, which will still be raising funds for development purposes and possible other alternatives such as preferred stock issuance and sale/leaseback options. Tri-Valley’s portion is expected to be approximately $3 million. Our ability to complete our planned drilling activities in 2009 depends on some factors beyond our control, such as availability of equipment and personnel. To accomplish our desired plans we will require additional capital from the OPUS partnership or other outside parties.

During the remainder of 2009, we expect expenditures of approximately $0.5 million on mining activities, including mining lease and exploration expenses.

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

As of June 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of June 30, 2009, our management, including the CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

During the second quarter of 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities

During the second quarter of 2009, there were no sales of unregistered equity securities.

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

TRI-VALLEY CORPORATION

August 7, 2009	/s/ F. Lynn Blystone
F. Lynn Blystone
Chairman and CEO

August 7, 2009	/s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer