Form 10-K/A
period 2008-12-31
TRI VALLEY CORP
filed 2009-09-11
CIK 22551

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

22

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

TRI-VALLEY CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Additional
					Paid in
	Total			Capital in	Warrants &	Accumu-
	Common	Treasury	Par	Excess of	Stock	lated	Treasury	Other	Stockholders’
	Shares	Shares	Value	Par Value	Options	Déficit	Stock	ComprehensiveIncome	Equity

Balance at
December 31, 2005	22,806,176	100,025	$ 22,806	$25,629,775	-	$(18,066,491)	$(13,370)		$ 7,572,720

Issuance of common stock	740,479		601	3,373,745	-	-	-		3,374,346
Stock issuance cost	-	-	-	(310,740)	-	-	-		(310,740)
Warrants (see note 10)	-	-	-	-	$ 247,313	-	-		247,313
Stock Based Compensation (see note 5)	-	-	-	-	1,262,404				1,262,404
Net loss	-	-	-	-	-	(913,171)			(913,171)
Balance at
December 31, 2006	23,546,655	100,025	$ 23,407	$28,692,780	$1,509,717	$(18,979,662)	$(13,370)		$ 11,232,872

Issuance of common stock	1,530,529		1,670	9,479,833	-	-	-		3,374,346
Stock issuance cost	-	-	-	(1,081,900)	-	-	-		(310,740)
Warrants (see note 10)	-	-	-	-	1,073,654	-	-		247,313
Stock Based Compensation (see note 5)	-	-	-	-	-				1,262,404
Unrealized Gain on Marketable Securities								12,945
Net loss	-	-	-	-	-	(8,606,891)			(913,171)
Balance at
December 31, 2007	25,077,184	100,025	$ 25,077	$37,090,714	$2,583,371	$(27,586,553)	$(13,370)	12,945	$ 12,112,184

Issuance of common stock	2,361,183	-	-	10,815,816	-	-	-		10,815,900
Stock issuance cost	-	-	2,361	(1,348,176)	-	-	-		(1,345,815)
Warrants (see note 10)	-	-	-	-	(421,887)	-	-		(421,887)
Stock Based Compensation (see note 5)	-	-	-	-	69,356				69,355
Unrealized Loss on Marketable Securities (Net of Tax of $123,079)								(204,254)	(204,254)
Net loss	-	-	-	-	-	(14,209,173)			(14,209,173)
Balance at
December 31, 2008	27,438,367	100,025	$ 27,438	$ 46,558,354	$2,230,840	$(41,795,726)	$(13,370)	(191,309)	$ 6,816,225

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

Based upon that evaluation, and because of the material weaknesses described below under Management’s Report on Internal Control over Financial Reporting, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were not effective as of December 31, 2008 as discussed in Management’s Report on Internal Control.

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

We estimate that these remedial efforts will result in additional costs of approximately $35,000 for additional accounting staff and training in 2009.

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

ITEM 11 Executive Compensation

Compensation Discussion and Analysis

The core mission of Tri-Valley Corporation isto increase the value and liquidity of Tri-Valley stock in order to build the wealth of Tri-Valley Corporation investors. To fulfill this mission, we have developed a tightly defined business strategy. This strategy is to identify, obtain, and transform exploration projects of exceptional size and potential where exploration, discovery, and operational success may substantially grow the intrinsic value of the company and market value of its stock to investors.

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

September 10, 2009	By: /s/ F. Lynn Blystone
F. Lynn Blystone
President and Chief Executive Officer, and
CHOB

September 10, 2009	By: /s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer