Form 10-Q/A
period 2009-03-31
TRI VALLEY CORP
filed 2009-09-11
CIK 22551

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

Explanatory Note

The sole purpose of this amendment is to file corrected certifications required by Rule 13a-14(a) or Rule 15d-14(a), to correct scrivener’s errors in the originally filed certificates.

Item 6	Exhibits

Item	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification, filed herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification, filed herewith
32.1	18 U.S.C. Section 1350 Certification, previously filed
32.2	18 U.S.C. Section 1350 Certification, previously filed

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-VALLEY CORPORATION

September 10, 2009	/s/ F. Lynn Blystone
F. Lynn Blystone
Chairman and CEO

September 10, 2009	/s/ Arthur M. Evans
Arthur M. Evans
Chief Financial Officer

2