Form 10-Q
period 2009-09-30
TRI VALLEY CORP
filed 2009-11-09
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009	Commission File No. 001-31852

Tri-Valley Corporation
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	84-0617433 (I.R.S. Employer Identification No.)

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
Yes ☐ No ☒

The number of shares of Registrant's common stock outstanding at October 29, 2009, was 32,987,098.

TRI-VALLEY CORPORATION

PART I

FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Current Assets:
Cash	$1,957,562	$2,000,787
Accounts Receivable TVOG Production Accrual	778,105	963,413
Accounts Receivable - Trade	61,850	61,851
Prepaid Expenses	31,456	12,029
Accounts Receivable from Joint Venture Participants	1,110,156	3,988,754

Total Current Assets:	3,939,129	7,026,834

Property and Equipment - Net
Proved Properties	373,213	153,546
Unproved Properties	1,638,479	1,616,919
Rigs	1,233,075	1,538,752
Other Property and Equipment	5,857,104	6,612,284

Total Property and Equipment - Net	9,101,871	9,921,501

Other Assets
Deposits	540,913	122,913
Investment in Marketable Securities (NOTE 4)	101,052	32,668
Investments in Partnerships	17,400	17,400
Deferred Tax Asset	123,079	123,079
Goodwill	212,414	212,414
Other	-	13,913

Total Other Assets	994,858	522,387

Total Assets	$14,035,858	$17,470,722

                      The accompanying notes are an integral part of these consolidated financial statements.

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

Current Liabilities
Notes Payable	$566,240	$389,648
Amounts Payable to Joint Venture Participants	-	912,173
Accounts Payable and Accrued Expenses	6,777,899	3,852,502

Total Current Liabilities	7,344,139	5,154,323

Non-Current Liabilities
Asset Retirement Obligation	368,429	327,845
Long-Term Portion of Notes Payable	1,472,174	1,837,733

Total Non-Current Liabilities	1,840,603	2,165,578

Total Liabilities	9,184,742	7,319,901

Stockholder' Equity
Common Stock, $.001 par value; 100,000,000 shares
authorized; 30,995,553 and 27,438,367 at September 30, 2009 and
December 31, 2008, respectively.	30,995	27,438
Less: Common Stock in Treasury, at cost; 100,025 shares	(13,370)	(13,370)
Capital in Excess of Par Value	49,021,661	46,558,354
Additional Paid in Capital - Warrants	67,500	360,842
Additional Paid in Capital - Stock Options	2,361,604	1,869,997
Minority Interest	3,271,064	3,334,596
Accumulated Deficit	(49,765,412)	(41,795,727)
Accumulated Other Comprehensive Income	(122,926)	(191,309)

Total Stockholders' Equity	4,851,116	10,150,821

Total Liabilities and Stockholders' Equity	$14,035,858	$17,470,722

The accompanying notes are an integral part of these consolidated financial statements.

 TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2009	2008	2009	2008
Revenues
Sale of Oil and Gas	$373,887	$1,195,022	$991,580	$2,823,396
Gain on Sale of Asset	-	1,154	-	662,376
Partnership Income	-	-	30,033	-
Rig Income	-	-	-	1,122,384
Other Income	76,404	227,528	282,212	727,805
Interest Income	-	1,752	15,950	30,530

Total Revenue	$450,291	$1,425,456	$1,319,775	$5,366,491

Costs and Expenses
Oil and Gas Lease Expense	$529,423	$189,487	$1,588,269	$566,519
Mining Exploration Expenses	197,952	93,012	315,104	223,383
Rig Operations	-	219,194	-	1,098,775
Depletion, Depreciation & Amortization	445,369	196,860	1,340,931	911,230
Bad Debt Expense	-	-	53,980	-
Interest	40,294	31,327	138,040	185,529
Impairment Loss	-	-	-	315,328
General & Administrative	1,973,444	2,122,482	5,916,172	8,349,245

Total Costs and Expenses	$3,186,482	$2,852,362	$9,352,496	$11,650,009

Loss Before Minority Interest	$(2,736,191)	$(1,426,906)	$(8,032,721)	$(6,283,518)

Minority Interest	(10,128)	(229,507)	(63,530)	(233,276)

Net Loss	$(2,726,063)	$(1,197,399)	$(7,969,191)	$(6,050,242)

Basic Net Loss Per Share:
Loss from Operations	$(0.09)	$(0.04)	$(0.28)	$(0.22)
Basic Loss Per Common Share	$(0.09)	$(0.04)	$(0.28)	$(0.22)

Weighted Average Number of Shares Outstanding	28,884,999	27,278,817	28,249,933	27,189,267

Weighted Potentially Dilutive Shares Outstanding	31,572,026	30,245,662	30,836,180	30,288,830

No dilution is reported, since net income is a loss per SFAS 128.

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For Nine Months Ended September 30,

	2009	2008

Cash Flows from Operating Activities:
Net Loss	$(7,969,191)	$(6,050,242)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Depreciation, Depletion and Amortization	1,340,931	911,230
Minority Interest	(63,530)	(233,276)
Stock Options	423,484	577,064
Impairment, Dry Hole and Other Disposals of Property	-	315,328
Gain on Sale of Property	-	(662,376)
Bad Debt Expense	53,980	-
Changes in Operating Capital:
(Increase)/Decrease in Deposits and Other Assets	(423,514)	178,939
(Increase)/Decrease in Accounts Receivable	131,329	(2,597,465)
Increase/(Decrease) in Accounts Payable, Deferred Revenue	2,925,398	(1,564,466)
and Accrued Expenses
Increase/(Decrease) in Accounts Payable to Joint Venture Participants	(912,173)	1,841,956
and Related Parties
Increase/(Decrease) in Advances from Joint Venture Participants	2,878,600	(3,029,537)

Net Cash Provided/(Used) by Operating Activities	$(1,614,686)	$(10,312,845)

Cash Flows from Investing Activities:
Proceeds from the Sale of Property	-	7,388,654
Proceeds from the sale of Marketable Securities	-	79,999
Buy Back of Minority Interest in GVPS	-	(418,648)
Capital Expenditures	(480,720)	(5,897,856)

Net Cash Provided/(Used) by Investing Activities:	$(480,720)	$1,152,149

Cash Flows from Financing Activities:
Principal Payments on Long-Term Debt	(188,967)	(458,885)
Net Proceeds from Additional Paid-in-Capital - Stock Options	-	293,514
Net Proceeds from Minority Interest Holders - Great Valley Drilling/
Great Valley Production	-	2,978,800
Stock Issuance Costs	-	(1,314,711)
Net Proceeds from the Issuance of Common Stock	2,241,148	9,094,256

Net Cash Provided/(Used) by Financing Activities:	$2,052,181	$10,592,974

Net Increase or (Decrease) in Cash and Cash Equivalents:	(43,225)	1,432,278
Cash and Cash Equivalents at Beginning of Period:	2,000,787	7,667,693

Cash and Cash Equivalents at end of period:	$1,957,562	$9,099,971

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
September 30, 2009 and 2008
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

Tri-Valley Corporation (“TVC” or the “Company”), a Delaware corporation formed in 1971, is in the business of exploring, acquiring, and developing petroleum and metal and mineral properties and interests therein.

The Company has five subsidiaries:

•
Tri-Valley Oil & Gas Company (“TVOG”) operates the oil and gas activities.  TVOG derives the majority of its revenue from oil and gas drilling and turnkey development. TVOG primarily generates its own exploration prospects from its internal database and also screens prospects from other geologists and companies.  TVOG generates these geological “plays” within a certain geographic area of mutual interest.  The prospect is then presented to potential co-ventures.  The company deals with both accredited individual investors and energy industry companies.  TVOG serves as the operator of these co-ventures. TVOG operates both the oil and gas production segment and the drilling and development segment of our business lines.

•	Select Resources Corporation (“Select”) was created in late 2004 to manage, grow, and operate the minerals segment of our business lines.

•
Great Valley Production Services, LLC, (“GVPS”) was formed in 2006 to operate oil production services, well work over, and drilling rigs, primarily for TVOG.  In July of 2008, the drilling rigs were sold. Since then, the primary operation of GVPS has been to refurbish oilfield equipment for use in the Company’s operations and for sale to outside third parties.  During the third and fourth quarters of 2008, Tri-Valley sold 23% of its ownership interest to private parties and retained a 77% ownership interest in this subsidiary.

•
Great Valley Drilling Company, LLC (“GVDC”) was formed in 2006 to operate an oil drilling rig, primarily in Nevada where Tri-Valley has 17,000 acres of prospective oil leases.  Drilling in Nevada has decreased significantly because of negative economic factors, and drilling rig activity is negligible at present.  GVDC had an opportunity to perform contract drilling for third parties, however the opportunity has waned as both petroleum and geothermal projects are at a standstill.  Until such time as funding from economic stimulus legislation begins to underwrite geothermal projects, GVDC expects its rig to remain idle.  The Company is exploring the option of selling its rig.

•	Tri-Valley Power Corporation is inactive at the present time.

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (continued)

The Company identifies reportable segments by product.  The Company includes revenues from both third party customers, as well as, from transactions with other operating segments in its measure of segment profit or loss.  The Company also includes interest revenue, DD&A, and other operating expenses in its measure of segment profit or loss.  The results of these four segments are presented in Note 7 to the Consolidated Financial Statements.

The Company’s four industry segments are:

-
Oil and gas operations include our share of revenues from oil and gas wells on which TVOG serves as operator and royalty income and production revenue from other partnerships in which we have operating or non-operating interests.  It also includes revenues for consulting services for oil and gas related activities.

-
Rig & refurbishing operations began in 2006, when the Company acquired drilling rigs and began operating them through its subsidiaries, Great Valley Production Services, LLC, and Great Valley Drilling Company, LLC.  Rig operations include income from rental of oil field equipment and income received from selling oilfield equipment.

-
Minerals include the Company’s mining and mineral prospects and operations, and expenses associated with those operations.  The Company recorded minerals revenue from consulting services performed for the mining and minerals industry, which are included on the operating statement as other income.

-	Drilling and development includes revenues received from oil and gas drilling and development operations performed for joint venture partners, including the Opus I Drilling Partnership.

Basis of Presentation

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine-month period ended September 30, 2009, are not necessarily indicative of the results to be expected for the full year.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly owned subsidiaries, TVOG, Select, GVDC, and Tri-Valley Power Corporation, since their inception.  GVPS, in which the Company has retained a 77% ownership interest, is also included in the consolidation.  Other partnerships in which the Company has an operating or nonoperating interest, but in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined.  This includes Opus I, Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 Partnerships.  All material intra- and intercompany accounts and transactions have been eliminated in combination and consolidation.

NOTE 2 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each year. Common stock equivalents are not included in the computations, as their inclusion would be anti-dilutive.

NOTE 3 – SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Accounting for Business Combinations

During December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS No. 141(R)”), which established new accounting and disclosure requirements for recognition and measurement of identifiable assets, liabilities, and goodwill acquired and required that the fair value estimates of contingencies acquired or assumed be considered as part of the original purchase price allocation. SFAS No. 141(R) is effective for periods beginning on or after December 15, 2008. We adopted this Interpretation during 2008, and the adoption did not have a material impact on our financial position or results of operations.

Noncontrolling Interest in Consolidated Financial Statements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. SFAS No. 160 established new accounting and reporting standards for a noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement required the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements. The amount of net income attributable to a noncontrolling interest is to be included in consolidated net income on the face of the income statement. SFAS No. 160 required that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement required that a parent recognize a gain or loss when a subsidiary is deconsolidated. Such gain or loss is to be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also included expanded disclosures regarding the interests of the parent and its noncontrolling interest. The adoption of SFAS No. 160 on January 1, 2009, is reflected in these financial statements and did not have a material effect on our consolidated results of operations or financial condition.

Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS No. 165 set forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. Our adoption of SFAS No. 165 on June 30, 2009, had no impact on the financial statements.

Accounting for Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets”. SFAS 166 was a revision to SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” and required more information about transfer of financial assets, including securitization transactions, and enhanced disclosures when companies have continuing exposure to the risks related to transferred financial assets. Additionally, SFAS 166 eliminated the concept of a qualifying special-purpose entity. SFAS 166 will be effective January 1, 2010, for companies reporting on a calendar-year basis. The Company does not expect any material financial statement implications relating to the adoption of SFAS 166.

Consolidation Guidance

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 amended the consolidation guidance applicable to variable interest entities and will be effective January 1, 2010. We do not expect the adoption of this pronouncement to have a material effect on our consolidated financial statements.

Accounting for Oil and Gas Reserves

In December 2008, the SEC announced that it had approved revisions to its oil and gas reporting disclosures. The new disclosure requirements include provisions that:

•
Introduce a new definition of oil and gas producing activities. This new definition allows companies to include in their reserve base volumes from unconventional resources. Such unconventional resources include bitumen extracted from oil sands and oil and gas extracted from coal beds and shale formations.

•
Require companies to report oil and gas reserves using an unweighted average price using the prior 12-month period, based on the closing prices on the first day of each month, rather than year-end prices. The SEC indicated they will continue to communicate with the FASB staff to align FASB’s accounting standards with these rules. The FASB currently requires a single-day, year-end price for accounting purposes.

•	Permit companies to disclose their probable and possible reserves on a voluntary basis. In the past, proved reserves were the only reserves allowed in the disclosures.
•	Require companies to provide additional disclosure regarding the aging of proved undeveloped reserves.

•	Permit the use of reliable technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes.
•	Replace the existing “certainty” test for areas beyond one offsetting drilling unit from a productive well with a “reasonable certainty” test.

•
Require additional disclosures regarding the qualifications of the chief technical person who oversees the company’s overall reserve estimation process. Additionally, disclosures regarding internal controls over reserve estimation, as well as a report addressing the independence and qualifications of its reserves preparer or auditor will be mandatory.

We will begin complying with the disclosure requirements in our annual report on Form 10-K for the year ending December 31, 2009. The new rules may not be applied to disclosures in quarterly reports prior to the first annual report in which the revised disclosures are required. We are currently in the process of evaluating the new requirements.

FASB Accounting Standards Codification

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of SFAS Statement No. 162. The FASB Accounting Standards Codification will become the source of authoritative U.S. generally accepted accounting principles (U.S. GAAP). The Codification, which changes the referencing of financial standards, will be effective for our annual Form 10-K for 2009. The Codification is not intended to change or alter existing U.S. GAAP.

Determination of the Useful Life of Intangible Assets

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. This FSP amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. The objective of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations. This FSP applies to all intangible assets, whether acquired in a business combination or otherwise, and is to be applied prospectively to intangible assets acquired on or after January 1, 2009. We do not expect that the adoption of this FSP will have a material effect on our consolidated financial statements.

NOTE 4 – INVESTMENT

In the second quarter of 2007, the Company received 150,000 stock options for Duluth Metals common stock for providing executive and geological services for Duluth Metals.  The stock options were exercisable at $0.30 Canadian.  During the fourth quarter of 2007, the options were exercised and converted into stock at a cost of $47,055. During 2008, 30,000 shares of stock were sold at an average price of $2.82 Canadian.  The Company follows the provisions of Statement of Financial Accounting Standards No. 115 (SFAS 115), “Accounting for Certain Investments in Debt and Equity Securities.” SFAS 115 requires companies to classify their investments as trading, available-for-sale, or held-to-maturity. The Company’s securities consist of stock which has been classified as available-for-sale. These investments are recorded in the financial statements at fair market value and any unrealized gains (losses) will be reported as a component of shareholder equity. At September 30, 2009, the cost basis net of write-downs, unrealized gains, unrealized losses and fair market value of the Company's holdings are as follows:

September 30, 2009
Net Cost of Equities:	$347,056
Unrealized Losses:	(246,004)
Fair Market Value:	$101,052

SFAS 115 requires that for each individual security classified as available-for-sale, a company shall determine whether a decline in fair value below the cost basis is other than temporary. If the decline in fair value is judged as such, the cost basis of the individual security shall be written down to fair value as a new cost basis, and the amount of the write-down shall be reflected in the other comprehensive income of the equity section. At September 30, 2009, the company's marketable securities had a fair market value of $101,052.  The net unrealized gain of $44,374 for the third quarter is reported as accumulated other income, bringing the net unrealized loss inception to date to $246,004.

This investment was translated into U.S. Dollars in accordance with SFAS No. 52, “Foreign Currency Translation.”  The investment was translated at the rate of exchange on the balance sheet date.

NOTE 5 - CHANGES IN SECURITIES

Common Stock

During the third quarter of 2009, the Company issued 3,371,586 shares of common stock. One employee exercised employee stock options during the quarter to purchase 3,400 shares totaling $1,700. Four employees exercised stock options on a cashless basis for a total of 6,186 shares.  A consultant was issued 20,000 shares of common stock for $21,000 of services.  1,000,000 shares of common stock were issued to a director for total proceeds of $1,000,000 when the closing price was $0.89 per share.  2,342,000 shares were issued in private placements at prices from $1.00 to $1.25 per share for total proceeds of $2,566,500.  Total stock issuance cost for the third quarter was $282,855.

NOTE 6 – STOCK-BASED COMPENSATION EXPENSE

Stock Based Compensation

Compensation expense charged against income for stock-based awards in the third quarters of 2009 and 2008 was $151,227 and $255,127 pre-tax, respectively, and is included in general and administrative expense in the Consolidated Statement of Operations.  For further information regarding stock-based compensation, please refer to Note 5 of the Notes to the Consolidated Financial Statements in the Annual Report on Form 10-K for the year ended December 31, 2008.

NOTE 7 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company reports operating segments according to SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information.”

The Company identifies four principal industry segments by products and services, which are described in Note 1 – Description of Business and Basis of Presentation – Description of Business.  The Company includes revenues from both third party customers and revenues from transactions with other operating segments in its measure of segment profit or loss.

The following table sets forth our revenues by segment for the three months ended September 30, 2009, and the nine months ended September 30, 2008, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Sales and Other Revenues
Oil & Gas	$450	$1,425	$1,272	$3,345
Rigs & Refurbishing Operations	-	-	1	1,877
Minerals	-	-	47	144

Consolidated Sales and Other Revenues:	$450	$1,425	$1,320	$5,366

The following table sets forth our operating income (loss) by segment, in thousands:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Income (Loss)
Oil & Gas	$(1,957)	$(644)	$(2,876)	$(3,940)
Rigs & Refurbishing Operations	(99)	(73)	(642)	(921)
Minerals	(313)	(194)	(629)	(363)
Non-Segmented	(357)	(286)	(3,822)	(826)

Total Income (Loss)	$(2,726)	$(1,197)	$(7,969)	$(6,050)

The following table summarizes our total assets, in thousands:

	September 30, 2009	December 31, 2008
Total Assets
Oil & Gas	$9,244	$9,103
Rigs & Refurbishing Operations	2,530	2,340
Minerals	1,731	1,816
Non-Segmented	531	4,212

Consolidated Total Assets:	$14,036	$17,471

NOTE 8 – GOING CONCERN

The Company had a cash balance of $2.0 million as of December 31, 2008.  As of September 30, 2009, this balance had remained at $2.0 million.  Other current assets decreased by $3.0 million at September 30, 2009, from their respective balances as of December 31, 2008, primarily in Accounts Receivable from Joint Venture Participants. Current liabilities as of December 31, 2008, were $5.2 million.  This balance had increased to $7.3 million as of September 30, 2009.  The Company will require continued capital formation for operating and general and administrative expenses for fiscal year 2009.  The primary sources for this capital have been investments in the TVOG Opus I Drilling Program LP and the private placement of our common stock. Although we have always been successful in the past at attracting sufficient capital, we do not know – particularly in the current economic climate – if additional financing will be available when needed.  Insufficient funds may prevent us from continuing our operations.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Notice Regarding Forward-Looking Statements

This report contains forward-looking statements. The words, "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee," and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of Tri-Valley's business, financing activities, relationship with customers, and developments in the oil and gas industry. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated.

Results of Operations

Three months ended September 30, 2009, compared with three months ended September 30, 2008

For the quarter ended September 30, 2009, revenue was $0.5 million, compared with $1.4 million in the third quarter of 2008, a decrease of $1.0 million. We had an operating loss of $2.7 million in the third quarter of 2009, compared with a loss of $1.2 million in the third quarter of 2008.

Revenues

The Company identifies reportable segments by products and services.  The Company includes revenues from both third party customers and revenues from transactions with other operating segments in its measure of segment profit or loss.  The Company also allocates interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss.  The following table sets forth our revenues and changes in revenues by segment for the third quarters of 2009 and 2008, in thousands.

	Three Months Ended September 30,
			Increase
	2009	2008	(Decrease)	Change (%)

Oil & Gas	$450	$1,425	$(975)	-68%

Total Revenues	$450	$1,425	$(975)	-68%

Operating Income (Loss)

The following table sets forth our operating loss and changes in operating loss by segment in the third quarters of 2009 and 2008, as well as, the nine months ended September 30, 2009, and 2008, in thousands.

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase				Increase
	2009	2008	(Decrease)	Change (%)	2009	2008	(Decrease)	Change (%)

Oil & Gas	$(1,957)	$(644)	$(1,313)	204%	(2,876)	(3,940)	1,064	-27%
Rig and Refurbishing	(99)	(73)	(26)	36%	(642)	(921)	279	-30%
Minerals	(313)	(194)	(119)	61%	(629)	(363)	(266)	73%
Non-Segmented	(357)	(286)	(71)	25%	(3,822)	(826)	(2,996)	363%

Total Income (Loss):	$(2,726)	$(1,197)	$(1,529)	128%	(7,969)	(6,050)	(1,919)	32%

Three months ended September 30, 2009, compared with three months ended September 30, 2008

In the quarter ended September 30, 2009, we realized a loss of $2.7 million compared with a $1.2 million loss in the third quarter of 2008, an increase in the loss of $1.5 million.

General and administrative expenses were $2.0 million for the three months ended September 30, 2009, compared with $2.1 million for the same period of 2008, a decrease of $0.1 million.  This decrease was due to suspended rig operations at Great Valley Drilling and a decrease in salary expenses.  Oil and gas lease expense increased $0.3 million.  All other expenses increased by $0.2 million from the same period in 2008.

Nine months ended September 30, 2009, compared with nine months ended September 30, 2008

In the nine months ended September 30, 2009, we realized a loss of $8.0 million compared with a $6.3 million loss for the nine months ended September 30, 2008, an increase of $1.7 million.

General and administrative expenses were $5.9 million for the nine months ended September 30, 2009, compared with $8.3 million for the same period of 2008, a decrease of $2.4 million.  This decrease was due to suspended rig operations at Great Valley Drilling, decreased operations at Great Valley Production, and a decrease in capital formation expenses.  Oil and gas lease expense increased $1.0 million, due to increased activities, primarily at our Pleasant Valley operations.  All other expenses increased by $1.0 million from the same period in 2008, primarily due to decreased rig operation expenses and also an impairment loss decrease from $0.3 million in 2008 to no impairment losses in 2009.

Oil and Gas

Oil and gas revenues in the third quarter of 2009 included approximately $0.5 million from the sale of oil and gas, compared with $1.4 million in the third quarter of 2008. The decrease resulted from significantly decreased oil and gas commodity pricing and decreased production. The Company expects that the oil and gas production will increase revenues as a result of both increasing production and improved pricing.  As a result, the operating income of this segment should be improved by year-end 2009.

On July 3, 2009, Tri-Valley resumed limited steaming operations at the Pleasant Valley Project on the Hunsucker lease after completing equipment modifications started in early May 2009.   Tri-Valley elected to resume steaming into three wells on a limited basis to determine if the equipment modifications were satisfactory, prior to committing to a more aggressive cyclic steaming schedule.  The steaming of only three wells did, in fact, prove to be a correct decision, as certain defects were identified in the steam distribution system, which resulted in one well receiving the majority of the steam.  The subject defects have, subsequently, been corrected.

During the third quarter of 2009, the Company also completed the installation of “mosquito bill” tubing in five of the seven horizontal wells and installed artificial lift on three wells.  Personnel changes were made during the quarter in an effort to increase production and reduce operating expenses on the Hunsucker lease.  Cyclic steaming operations continued for the balance of the quarter with production averaging 160 barrels of oil per day.  During the fourth quarter of this year, we plan to increase the size of the steam injection cycles in an effort to get more heat into the reservoir and to increase production.

We also entered into a new crude oil sales and diluents purchase contract with Santa Maria Refining Company during the third quarter.  The contract with Santa Maria Refining has been attractive for Tri-Valley through reduced transportation costs.

Production from the East and West Temblor Projects and the Rio Vista fields was lower during the third quarter of 2009, due to constraints on funding to work over wells and to restore them to production.

Rig & refurbishing operations

There were no revenues from rig operations in the third quarters of 2009 or 2008.  GVPS did not realize operating revenue in the third quarter of 2009 due to inactivity.  The operating loss in the third quarter of 2009 was $0.1 million, compared to an operating loss of $0.1 million in the third quarter of 2008; not a significant change.

Nevada activity continued to be very sluggish, and GVDC avoided the few opportunities reviewed because conditions and terms were deemed too risky.  We believe Nevada geothermal exploration and development may increase when federal stimulus funds directed toward renewable energy projects.  GVDC is prepared to re-enter the market when more acceptable business conditions merit. The GVDC rig in Nevada is presently idle, and the Company is considering new opportunities, as well as, possible disposition or relocation.   With engine modifications to accommodate stricter air quality rules, the rig may also operate in California.

Minerals Activities

There were no mineral revenues for the three months ended September 30, 2009, or September 30, 2008.  The primary emphasis of the Company has been to boost oil and gas production, and as a result, during 2009 the properties of Select Resources have largely been in a care-and-maintenance status.

Industrial Minerals

During the third quarter, Select continued low-cost monitoring and security at the Admiral Calder calcium carbonate quarry in Alaska but began the transition to a more aggressive repair and upgrading program as negotiations on product marketing and financing escalated.  Select completed a full economic and engineering analysis.  We have been working to complete a 3-D mine model and to use that model to ascertain the product flow rate for the economic model.  Select had completed product testing with an international trader and has reached a conceptual agreement on potential paths forward for developing the property.   Select now believes the key to making the Calder property profitable centers around product sales logistics.  The ability to move out substantial volumes and offload them in an efficient manner can lead to very favorable economic performance.  Select continues to explore avenues to maximize selling logistical efficiencies.

In addition to the above, Select has identified, but not yet evaluated, a potential technology capable of producing a much finer grind at a reduced cost.  This is a significant advance.  If such technology can be effectively operated on site, it would provide an opportunity to market a much higher priced product.  This technology would allow Select to exploit the product in what appears to be its highest value range, near but larger than 10 microns.  This technology should be accessible for further testing in the fourth quarter of 2009.

Precious Metals

Select continues to solicit mining interests for larger scale exploration on both the Richardson and Shorty Creek properties, as well as, to recruit a field site manager for both properties.   Select has contacted, and continues to solicit, candidates for these positions.

Shorty Creek

Select doubled the land position it holds around Shorty Creek and has continued to compile data relevant to the new land position.    The most recent data acquisition includes maps produced by the State of Alaska and the University of Alaska.  During 1981 and 1982, the State sampled roughly 1,000 square miles in the area of Select’s Shorty Creek property.  Two years later, the University of Alaska conducted basic statistics and plotted the top 5% of the values from analyses of the samples.  Within the 1,000 square mile area, the greatest cluster of the top 5% of the results falls within Select’s property.  That would not be the case, had Select not doubled its land position earlier in the year.

International Tower Hill (ITH), an unrelated company with mineral properties in close proximity to Shorty Creek, has now defined over 12.5 million ounces of gold, based on drill results on one major anomaly.  Select has several similar style anomalies on its property, and we continue to believe there is extremely high potential that Select’s property will host at least one gold mine.

Richardson District

The Richardson District is arguably the most prospective gold exploration district in Alaska, and it remains under-explored.  Tri-Valley has found native gold at 60 locations along a 20-mile swath, suggesting the possibility of a large system.  During the second quarter, Select began a more intensive review of the Richardson property.  In summary, the Richardson property is quite large, a bit over 44 square miles, and encompasses both lode and placer potential.  For lode gold at Richardson, we have found five general prospects that merit further work:  The Democrat prospect, the Hilltop prospect, the Buckeye/Bald Knob prospect, the Banner prospect and the Buck/Shamrock prospect.  For placer gold, we have drilled one prospect, First Chance Creek.  Only the Democrat has seen any significant efforts at production.

In 1989, TVC processed about 30,000 tons out of a 75,000-ton bulk mining effort at the Democrat prospect.  The oversized output from the crusher was not properly re-routed back into the processing system.  As a result approximately 30,000 tons of an excavated 75,000 tons were processed through the full system, a waste of more than half of the excavation effort.  However, out of that 30,000 tons, Select recovered roughly 3,000 ounces of raw gold (0.1 ounces per ton).  There were indications that the extraction system was run too aggressively.  In a separate 400-ton pilot effort conducted in 1991, Tri-Valley recovered 120 ounces of raw gold (0.3 ounces per ton).  The most important point for emphasis is that the 400-ton effort was conducted on the tailings from the earlier effort in 1989.  This provided a second, and much more definitive, indication of how inefficient the first project was, as well as, the potential richness of the ore.  In each case the recovery was from a simple gravity circuit.

It should be noted that the remaining material in the stockpile has been exposed to weathering since 1989 (and finer material since 1991), yet the relevant stream drainage still maintains a pH of 7.3 to 7.7, above neutral, giving no indication of acid rock drainage from rocks obtained from this portion of the deposit.  The fact that the pH is basic (above neutral) indicates the rock has inherently some acid neutralizing capacity, an additional favorable point.  In the following quarters, Select plans to revisit and to sample the property to gain more current data on the localized drainage and sample mineralization elsewhere.

Uranium

Select has begun soliciting and reviewing uranium opportunities in a very targeted and selective manner.  Select is adhering rigorously to strict high-end criteria for these properties.

Base Metals

Base Metals operations continue to be inactive.

Non-segmented items

The non-segmented items consist primarily of stock option expense, unallocated salaries, insurance expense, and interest expense.  Non-segmented items increased from $0.8 million for the nine months ended September 30, 2008, to $3.8 million for that same period in 2009.  Stock option expense for the nine months ending September 30, 2009, was $0.4 million, a decrease from $0.6 million in the same period in 2008.  Interest expense for the nine months ending September 30, 2009, was $0.1 million and was not significantly changed from the same period in 2008.  The increase in non-segmented expenses is due primarily to the unallocated portion of general and administrative expenses during the first nine months of 2009.

Capital Resources and Liquidity

From 2002 through the third quarter of 2009, our drilling activities have been largely funded by selling interests in our OPUS I Drilling Partnership. We have not borrowed in order to fund drilling activities. Our continued drilling activity relies on our ability to raise money for projects through drilling partnerships or other joint ventures.

Current assets were about $3.9 million at September 30, 2009, down from $7.0 million at year end 2008, a decrease of $3.1 million. Cash on hand remained unchanged from $2.0 million at year end 2008 to $2.0 million at September 30, 2009.  Accounts receivable decreased to $2.0 million at September 30, 2009, compared with $5.0 million at year end 2008, due to payments from joint venture participants during the quarter.  Current liabilities increased to about $7.3 million at September 30, 2009, compared with $5.2 million at year end 2008, due primarily to an increase in accounts payable and accrued expenses.

Operating Activities

We had a negative cash flow of $1.6 million for the first nine months ended September 30, 2009, compared with a negative cash flow of $10.3 million for the same period in 2008.  The change in cash flow in the current period is due mainly to an increase of $5.9 million from Joint Venture Participants, which was offset with our loss from operations.  Our loss from operations was approximately $8.0 million for the first nine months ended September 30, 2009, compared with a $6.1 million loss for the same period in 2008.

Investing Activities

Net cash used by investing activities was $0.5 million for the first nine months of 2009 compared with $1.2 million provided by investing activities for the first nine months of 2008.  During 2008, the company received $1.7 million from the sale of steam generators and a heater treater. $5.9 million was used towards capital expenditures, primarily the drilling of new wells, and we used $0.4 million to buy back membership units in GVPS.  In 2009 we have had capital expenditures of $0.5 million.

Financing Activities

Net cash provided by financing activities was $2.1 million for the first nine months of 2009 compared with $10.6 million provided for the same period of 2008. We paid down $0.2 million in principal of long-term debt in the first nine months of 2009, compared with a $0.5 million pay down during the same period of 2008.  During the same period in 2008, we received $9.1 million from sales of restricted shares of common stock in privately negotiated transactions, including the exercise of stock options by employees. During the first nine months of 2009, the Company received $2.2 million from the issuance of common stock. The Company is considering several options, including placement of preferred stock, project financing, or sale and lease back of equipment and facilities.  There can be no assurances that capital will be available to us from any source or that, if available, it will be on terms acceptable to us.

Liquidity

The recoverability of our oil and gas reserves depends on future events, including obtaining adequate financing for our exploration and development program, successfully completing our planned drilling program, and achieving a level of operating revenues that is sufficient to support our cost structure.  At various times in our history, it has been necessary for us to raise additional capital through private placements of equity financing.  When such a need has arisen, we have met it successfully.  It is management’s belief that we will continue to be able to meet our needs for additional capital, as such needs arise in the future.  We may need additional capital to pay for our share of costs relating to the drilling prospects and development of those that are successful, and to acquire additional oil and gas leases, drilling equipment, and other assets.  The total amount of our capital needs will be determined in part by the number of prospects generated within our exploration program and by the working interest that we retain in those prospects.

During the remainder of 2009, we hope to be able to expend approximately $2.5 million on drilling and development activities.  Funds for the majority of these activities will be provided by sales of common stock and possible other alternatives, such as preferred stock issuance and sale/leaseback options.  Tri-Valley’s portion is expected to be approximately $1.0 million.  Our ability to complete our planned drilling activities in 2009 depends on some factors beyond our control, such as availability of equipment and personnel. To accomplish our desired plans we will require additional capital from other outside parties.

During the remainder of 2009, we expect expenditures of approximately $0.2 million on mining activities, including mining lease and exploration expenses.

Should we choose to make an acquisition of producing oil and gas properties, such an acquisition would likely require that some portion of the purchase price be paid in cash, and thus would create the need for additional capital.  Additional capital could be obtained from a combination of funding sources.  The potential funding sources include:

•	Cash flow from operating activities
•	Borrowings from financial institutions (which we typically avoid)
•	Debt offerings, which could increase our leverage and add to our need for cash to service such debt (which we typically avoid)
•	Additional offerings of our equity securities, which would cause dilution of our common stock
•	Sales of portions of our working interest in the prospects within our exploration program, which would reduce future revenues from its exploration program
•	Sale to an industry partner of a participation in our exploration program
•	Sale of all or a portion of our producing oil and gas properties, which would reduce future revenues

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

Item 4.     Controls and Procedures

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2008, (Annual Report”), management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2008, as more fully described in Item 9A of our Annual Report.  Based on that assessment, management identified material weaknesses in our internal controls.  Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2008.

As of September 30, 2009, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures are based on the definition of disclosure controls and procedures in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934.

Based on that evaluation as of September 30, 2009, our management, including the Chief Executive Officer and the Chief Financial Officer, concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Management, including our Chief Executive Officer and our Chief Financial Officer, has prepared a plan to remediate the deficiency in our internal control over financial reporting and disclosure controls and procedures.  Our plan provides for the hiring of additional professional finance personnel, and the training of these personnel, so that more segregation of duties and additional review will be available in the financial transactions and the preparation of financial statements. Management is also reviewing and improving procedures to reduce the likelihood of errors in recording financial transactions.  After completing these actions, management feels that our disclosure controls and procedures will provide reasonable assurance that the controls and procedures will meet their desired control objectives.  In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any that may affect our operations, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

During the third quarter of 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

Tri-Valley Corporation v. Hansen et al., No. 56-2009-00345844-CU-OR-VTA, Superior Court, Ventura County, California.

On May 29, 2009, we filed a quiet title action against the lessors of our Scholle-Livingston oil and gas lease.  On July 2, 2009, the defendants filed a cross complaint.  Our action seeks to quiet title to our oil and gas lease by affirming the validity of the lease, and the cross-complaint seeks to terminate the lease.  Our present intention is to develop this lease as part of our Pleasant Valley Project.  Although we have yet to commence drilling or production operations on this lease, we believe it has significant and valuable heavy oil deposits.  The present status of the action is that the parties are in the process of discovery.  We are vigorously pursuing this lawsuit as we believe that we have valid claims and defenses.

Lenox v. Tri-Valley Corporation, No. 56-2009-00358492-CU-OR-VTA, Superior Court, Ventura County, California

On September 25, 2009, the lessors of our Lenox and Snodgrass oil and gas leases filed a quiet title action against us. Our answer to the action was filed on November 9, 2009.  The principal relief sought by lessors is for a declaration of quiet title by declaring a termination of our Lenox and Snodgrass oil and gas leases in our Pleasant Valley Project.  Our present intention is to develop these leases as part of our Pleasant Valley Project which we believe has significant and valuable heavy oil deposits.  We drilled one well and reworked several others on these leases.  However, operations are currently halted pending the installation of an improved electric distribution system that is required by a local regulatory body in order to address air emissions requirements.  The present status of the action is that initial pleadings have just been exchanged and the likely next step is that the parties will begin discovery.  We are vigorously pursuing this lawsuit as we believe that we have valid claims and defenses.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  In addition, please note the following:

Currently pending lawsuits threaten to limit potential development of a significant heavy oil project.

There are currently two legal actions pending against us to terminate leases to properties in our Pleasant Valley Project.  See Part II, Item 1, Legal Proceedings.  Drilling and production operations have not yet commenced on one of these leases, and operations on the other leases are currently halted, pending the installation of an improved electric distribution system that is required by a local regulatory body.  We believe that the leases have significant potential for development, but if the lessors are successful in terminating the oil and gas leases, our potential for future development in the Pleasant Valley field will be significantly impaired.  We intend to vigorously defend these lawsuits, as we believe that we have valid claims and defenses.

Item 2.    Unregistered Sales of Equity Securities

During the third quarter of 2009, the Company issued 3,362,000 shares of unregistered common stock. A consultant was issued 20,000 shares of common stock for $21,000 of services.  1,000,000 shares of common stock were issued to a director for total proceeds of $1,000,000 when the closing price was $0.89 per share.  2,342,000 shares were issued in private placements to 67 private investors at prices from $1.00 to $1.25 per share for total proceeds of $2,566,500.

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

TRI-VALLEY CORPORATION

November 6, 2009                                                                           /s/F. Lynn Blystone
F. Lynn Blystone
Chairman and Chief Executive Officer

November 6, 2009                                                                           /s/ John E. Durbin
John E. Durbin
Chief Financial Officer