Form 10-Q
period 2010-03-31
TRI VALLEY CORP
filed 2010-05-10
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010	Commission File No. 001-31852

TRI-VALLEY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1585250 (I.R.S. Employer Identification Number)
4550 California Avenue, Suite 600, Bakersfield, California 93309
(Address of Principal Executive Offices)

Registrant’s Telephone Number Including Area Code:  (661) 864-0500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐         Accelerated filer ☒         Non-accelerated filer ☐         Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2010, the Registrant had 37,247,061 shares of common stock ($0.001 par value) outstanding.

TRI-VALLEY CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Current Assets:
Cash	$301,829	$290,926
Accounts Receivable TVOG Production Accrual	723,090	33,623
Accounts Receivable - Trade	136,013	63,151
Prepaid Expenses	36,200	16,889
Accounts Receivable from Joint Venture Partners	6,508,914	6,505,092
Accounts receivable - Other	59,544	25,717

Total Current Assets:	7,765,590	6,935,398

Property and Equipment - Net
Proved Properties	25,265	25,265
Unproved Properties	1,692,127	1,551,998
Rigs	1,052,176	1,132,847
Other Property and Equipment	5,272,866	5,470,295

Total Property and Equipment - Net	8,042,434	8,180,405

Other Assets
Deposits	365,919	172,913
Investments in Joint Venture Partnerships	23,284	17,400
Goodwill	212,414	212,414
Other	17,700	13,800

Total Other Assets	619,317	416,527

Total Assets	$16,427,341	$15,532,330

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)

Current Liabilities
Notes Payable	$420,344	$439,482
Accounts Payable to Joint Venture Partners	5,016,494	5,072,307
Trade - Accounts Payable and Accrued Expenses	7,329,903	5,962,774
Non-Trade Accounts Payable (Note 10)	1,046,146	850,000

Total Current Liabilities	13,812,887	12,324,563

Non-Current Liabilities
Asset Retirement Obligation	351,013	351,013
Long-Term Portion of Notes Payable	1,347,499	1,395,649

Total Non-Current Liabilities	1,698,512	1,746,662

Total Liabilities	15,511,399	14,071,225

Stockholders’ Equity
Common Stock, $.001 par value; 100,000,000 shares
authorized; 33,493,694* and 33,190,462 at March 31, 2010
and December 31, 2009, respectively.	33,399	33,190
Less: Common Stock in Treasury, at cost; 100,025 shares	(13,370)	(13,370)
Capital in Excess of Par Value	51,935,569	51,469,228
Additional Paid in Capital - Warrants	1,162,249	-
Additional Paid in Capital - Stock Options	2,457,134	2,429,722
Accumulated Deficit	(54,659,039)	(52,457,665)

Total Stockholders’ Equity	915,942	1,461,105

Total Liabilities and Stockholders’ Equity	$16,427,341	$15,532,330

* As of March 31, 2010, the Company had received subscriptions to purchase an additional 94,790 shares, which had not been accepted because required subscription documents had not been received from the subscribers and the necessary stock exchange approval has not been received.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2010	2009
Revenues
Sale of Oil and Gas	$590,398	$306,596
Gain on Sale of Asset	590,799	-
Partnership Income	-	30,033
Other Income	8,155	12,504
Interest Income	1,115	10,638

Total Revenues	$1,190,467	$359,771

Costs and Expenses
Production Costs	$420,002	$425,900
Mining Exploration Expenses	138,828	68,457
Depletion, Depreciation, and Amortization	165,388	450,192
Bad Debt Expense	-	53,980
Interest Expense	22,610	34,156
General and Administrative	1,455,352	2,409,496
Warrant Expense	1,162,249	-
Stock Option Expense	27,412	-

Total Costs and Expenses	$3,391,841	$3,442,181

Loss Before Minority Interest	$-	$(3,082,410)

Minority Interest	-	(28,571)

Net Loss	$(2,201,374)	$(3,053,839)

Basic Net Loss Per Share:
Loss from Operations	$(0.07)	$(0.11)
Basic Loss Per Common Share	$(0.07)	$(0.11)

Weighted Average Number of Shares Outstanding	33,157,081	26,664,682

Weighted Potentially Dilutive Shares Outstanding	34,413,803	29,515,887

No dilution is reported since Net Income is a loss per ASC 260

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For Three Months Ended March 30,
	2010	2009

Cash Flows from Operating Activities:
Net Loss	$(2,201,374)	$(3,053,839)

Adjustments to Reconcile Net (Loss) to Net Cash
provided (used) by Operating Activities:
Depreciation, Depletion and Amortization	165,388	450,192
Minority Interest	-	(28,571)
Warrant Expense	1,162,249
Stock Options	27,412	105,006
(Gain) or Loss on Sale of Property	(590,799)
Bad Debt Expense	-	53,980
Director Compensation	63,900	-
Changes in Operating Capital:
(Increase) or Decrease in Total Accounts Receivable	(796,156)	(2,501,997)
(Increase) or Decrease in Total Other Assets	(222,101)	(336,087)
Increase or (Decrease) in Accounts Payable, Deferred Revenue
and Accrued Expenses	1,563,275	2,588,356
Increase or (Decrease) in Accounts Payable to Joint Venture Partners
and Related Parties	(55,813)	(251,975)
Increase or (Decrease) in Accounts Receivable from Joint Venture Partners	(3,822)	2,824,958
		-
Net Cash Provided/(Used) by Operating Activities	$(887,841)	$(149,977)

Cash Flows from Investing Activities:
Proceeds from the Sale of Property	732,900	-
Capital Expenditures	(169,518)	(232,403)

Net Cash Provided/(Used) by Investing Activities:	$563,382	$(232,403)

Cash Flows from Financing Activities:
Principal Payments on Long-Term Debt	(67,288)	(82,564)
Net Proceeds from the Issuance of Stock Options	2,200	-
Net Proceeds from the Issuance of Common Stock	400,450	12,800

Net Cash Provided/(Used) by Financing Activities:	$335,362	$(69,764)

Net Increase or (Decrease) in Cash and Cash Equivalents:	10,903	(452,144)
Cash and Cash Equivalents at Beginning of Period:	290,926	2,000,787

Cash and Cash Equivalents at end of period:	$301,829	$1,548,643

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
March 31, 2010, and 2009
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

The Company's five subsidiaries are:

•	Tri-Valley Oil & Gas Co. (“TVOG”) — conducts our hydrocarbon (crude oil and natural gas) business. TVOG derives its revenue from oil and natural gas production.

•	Select Resources Corporation, Inc. (“Select”) — holds and maintains our precious metals and industrial minerals business. Select holds and develops three major mineral assets in the State of Alaska.

•	Great Valley Production Services, LLC (“GVPS”) — conducts our oil production services, well workover services, and the business of refurbishment of oilfield equipment.

•	Great Valley Drilling Company, LLC (“GVDC”) — formed to own and operate a geothermal and oil drilling rig in the State of Nevada.

•	Tri-Valley Power Corporation — is inactive at the present time.

Tri-Valley's businesses are organized into four operating segments:

-	Oil and Gas Operations — This segment represents our oil and gas business. During the first quarter of 2010, this segment generated virtually all of the Company’s revenues from operations.

-	Rig Operations — This segment consists of drilling rig operations.

-
Minerals — This segment represents our precious metal and industrial mineral prospects.  In the past, it has generated revenues from pilot-scale mining projects and subcontracting exploration and business development projects.  This segment holds title to land or leases in the State of Alaska.  There was no significant activity in during the first quarter of 2010.

-	Drilling and Development — This segment includes revenue received from crude oil and natural gas drilling and development operations performed for joint venture partners.

BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month period ended March 31, 2010, are not necessarily indicative of the results to be expected for the full year.

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (Continued)

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles in the United States of America; and, therefore, should be read in conjunction with our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2010, for the year ended December 31, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, TVOG, Select, GVPS, GVDC, and Tri-Valley Power Corporation.  Other partnerships in which the Company has an operating or nonoperating interest, but in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined.    These include the TVC OPUS 1 Drilling Program, L.P., Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 Partnership.  All material intra- and intercompany accounts and transactions have been eliminated in combination and consolidation.

NOTE 2 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each period reported. As there were net losses at March 31, 2010, and 2009, common stock equivalents are not included in the computations, as their inclusion would be anti-dilutive.

NOTE 3 – SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures.”  This ASU amends the FASB’s Accounting Standards Codification (“ASC”) Topic 932, “Extractive Activities-Oil and Gas” to align the accounting requirements of Topic 932 with the Securities and Exchange Commission’s final rule, “Modernization of the Oil and Gas Reporting Requirements” issued on December 31, 2008.  In summary, the revisions in ASU 2010-3 modernize the disclosure rules to better align with current industry practices and expand the disclosure requirements for equity method investments so that more useful information is provided.  More specifically, the main provisions include the following:

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

NOTE 3   -   SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

The FASB issued ASU No. 2009-01 in June 2009.  This Update, also issued as FASB Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” (“ASC” or “Codification” – a replacement of FASB Statement No.162) is effective for financial statements issued after September 15, 2009.  Update 2009-01 requires that the FASB’s ASC become the sole source of authoritative U.S. Generally Accepted Accounting Principles (“GAAP”) recognized by the FASB for nongovernmental entities.   Rules and interpretive releases of the U.S. Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. GAAP is not intended to be changed as a result of this statement, but will change the way the guidance is organized and presented. The Company has implemented the Codification in the Consolidated Financial Statements by providing references to the ASC topics.

In May 2009, the FASB issued ASC 855-10-05, “Subsequent Events”, formerly referenced as SFAS No. 165, “Subsequent Events” to establish general standards of accounting for and disclosure of subsequent events. ASC 855 renames the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and modifies the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. This will require entities to disclose the date, through which an entity has evaluated subsequent events and the basis for that date (the issued date for public companies). ASC 855 is effective for interim or annual financial periods ending after June 15, 2009.  The Company adopted ASC 855 during the quarter ended June 30, 2009. The required disclosures of the statement have been incorporated into the Company’s Consolidated Financial Statements.

We adopted FASB Staff Position (“FSP”) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (currently included in ASC 820-10-65-4) as of June 30, 2009. This FSP provides guidance for estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased, as well as guidance on identifying circumstances that indicate a transaction is not orderly. It also requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. The adoption of this statement did not have a significant impact on our Consolidated Financial Statements.

We have adopted ASC Topic 805, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies”, on January 1, 2009. This ASC requires assets acquired and liabilities assumed in a business combination that arise from contingencies to be recognized at fair value if fair value can be reasonably estimated. If fair value of such assets and liabilities cannot be reasonably estimated, the assets or liabilities would generally be recognized in accordance with ASC Topic 450, “Accounting for Contingencies”, and “Reasonable Estimation of the Amount of a Loss.”  Further, this ASC requires contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination to be initially recognized and subsequently measured at fair value in accordance with ASC 718. The adoption of this ASC did not have a significant impact on our Consolidated Financial Statements.

NOTE 4 - CHANGES IN SECURITIES

Common Stock

During the first quarter of 2010, four employees exercised stock options on a cashless basis for a total of 7,002 shares.  30,000 shares of common stock were issued to our six independent directors for services rendered in 2009.  269,230 shares were issued in private placements at prices from $1.47 to $1.56 per share for total proceeds of $406,150.  Also during the first quarter of 2010, we rescinded stock subscriptions from two unaccredited investors for 3,000 shares and refunded a total of $6,000.  As of March 31, 2010, the Company had received subscriptions to purchase an additional 94,790 shares, which had not been accepted because required subscription documents had not

NOTE 4 – CHANGES IN SECURITIES (Continued)

been received from the subscribers and the necessary stock exchange approval has not been received.  Stock issuance cost for the first quarter of 2010 was $5,385.

NOTE 5 - STOCK-BASED COMPENSATION EXPENSE

Stock-Based Compensation Expense charged against income for stock-based awards in the first quarters of 2010 and 2009 was $27,412 and $105,006 pre-tax, respectively, and is included in the General and Administrative Expenses in the Consolidated Statements of Operations.  For further information regarding Stock-Based Compensation Expense, please refer to Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 6 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company reports operating segments according to ASC 280, “Disclosure about Segments of an Enterprise and Related Information.”

The Company identifies four principal, operating industry segments as described in Note 1 – Description of Business and Basis of Presentation, page 7.

The following table sets forth our revenues by operating segment for the three months ended March 31, 2010, and the three months ended March 31, 2009, in millions of U.S. Dollars:

	For The Three Months Ended March 31,	For The Three Months Ended March 31,
	2010	2009
Revenues
Oil and Gas Operations	$1.2	$0.4
Rig Operations	0.0	0.0
Minerals	0.0	0.0
Drilling and Development	0.0	0.0
Non-Segmented Items	0.0	0.0
Consolidated Revenues:	$1.2	$0.4

The following table sets forth our Operating Income (Loss) by segment, in millions of U.S. Dollars:

	For The Three Months Ended March 31,	For The Three Months Ended March 31,
	2010	2009

Operating Income (Loss)
Oil and Gas Operations	$0.7	$(0.3)
Rig Operations	(0.1)	(0.3)
Minerals	(0.2)	(0.2)
Drilling and Development	0.0	0.0
Non-Segmented Items	(2.6)	(2.2)

Total Income (Loss):	$(2.2)	$(3.0)

NOTE 6 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

The following table summarizes our total assets, in millions of U.S. Dollars, at March 31, 2010, and December 31, 2009:

	March 31, 2010	December 31, 2009
Total Assets
Oil and Gas Operations	$6.5	$5.9
Rig Operations	1.7	1.7
Minerals	1.4	1.4
Drilling and Development	0.2	0.2
Non-Segmented Items	6.6	6.3

Consolidated Total Assets:	$16.4	$15.5

NOTE 7 - GOING CONCERN

The Company had a cash balance of $0.3 million as of December 31, 2009.  That balance was, effectively, unchanged at $0.3 million as of March 31, 2010.  Current liabilities as of December 31, 2009, were $12.3 million and $13.8 million as of March 31, 2010, an increase of $1.5 million.  It should be noted, however, that Accounts Payable to Joint Venture Partners comprised $5.0 million of the $13.8 million in total current liabilities and were offset by $6.5 million in Accounts Receivable from Joint Venture Partners.  See Note 11 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009, for additional discussion.

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

In December 2009, the Company engaged the services of an investment banking firm to act as financial advisor for Tri-Valley Corporation. During fiscal 2010, the Company intends to market securities in discreet tranches or offerings with an aggregate value up to $15 million, and as indicated in Note 8 – Subsequent Events, page 12, the Company closed its first tranche for $5.0 million on April 8, 2010.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENTS

On April 6, 2010, the Company announced that it had executed a Securities Purchase Agreement with a group of institutional investors to purchase $5.0 million of its common stock and warrants in a registered direct offering of securities. Net proceeds from this offering will be used to drill a horizontal injector well to evaluate Steam Assisted Gravity Drainage (SAGD) at our Pleasant Valley heavy oil project at Oxnard, California, for future use in the development and production of heavy oil reserves. The Company will use the remaining proceeds for start-up operations of existing wells and production facilities on our Claflin property near Bakersfield, California, and for working capital purposes.  The registered direct offering of securities closed on April 8, 2010.

Under the terms of the definitive agreements, the investors purchased 3,846,157 shares of Tri-Valley’s common stock at $1.30 per share, for a total of $5.0 million in gross proceeds, and received warrants to purchase up to 2,307,696 shares (the "Warrants") in the aggregate. The Warrants include Series A Warrants to purchase up to 1,153,848 shares of common stock at $1.50 per share for five years and Series B Warrants to purchase up to 1,153,848 shares of common stock at $1.95 per share for seven years.  Subject to certain limitations, the Company may also be obligated to issue to the investors a limited number of additional shares pursuant to certain purchase

NOTE 8 - SUBSEQUENT EVENTS (Continued)

price share adjustments on July 2, 2010, and on December 1, 2010, that may occur dependent upon the then current price of the Company’s common stock in relation to the original issue price.  All of such Warrants contain customary adjustments for corporate events such as reorganizations, splits, dividends, and the exercise prices of all such Warrants are subject to anti-dilution adjustments in the event of additional issuances of common stock below the exercise price then in effect.

The offering of the shares was made pursuant to a shelf registration statement previously filed with the Securities and Exchange Commission and declared effective by the SEC (File No. 333-163442) on March 16, 2010. Roth Capital Partners acted as financial advisor to the Company in the transaction.

For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1-- Registrant’s Business and Operations, Section 1.01 Entry into a Material Definitive Agreement, filed with the Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.

On April 6, 2010, Tri-Valley announced that it was negotiating the sale of its South Belridge and Shields-Arms leases.  Based on a multiple of current annual net cash flow, the Company expects that the leases could generate an aggregate sales price of between $2.5 and $4.0 million.  However, the actual sales proceeds could vary due to a number of contingencies including, but not limited to, changes in oil and gas prices, future operating results or changes in reserve estimates.  The Company previously had identified these leases as being considered for divestiture in its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 29, 2010.

For additional information, please refer to our Form 8-K, Section 8 – Other Events, Item 8.01, Other Events, filed with the Securities and Exchange Commission on April 6, 2010.

In early April 2010, our wholly owned subsidiary, Select, executed a contract to increase our property position at Shorty Creek to approximately 50 square miles or about 130 square kilometers.

NOTE 9 -   EXECUTIVE RETIREMENT AGREEMENT AND GENERAL RELEASE WITH MR. F. LYNN BLYSTONE

On March 5, 2010, the Company executed an Executive Retirement Agreement and General Release (“Executive Agreement and Release”) with Mr. F. Lynn Blystone, Chairman of the Board of Directors of the Company and Chief Executive Officer.  The Executive Agreement and Release provided for Mr. Blystone’s retirement from the Company and all Company subsidiary positions and termination of his Employment Agreement with the Company, effective as of January 1, 2008.  Further, the Executive Agreement and Release included an Employment Agreement Payment comprised of accrued gross wages and unpaid vacation as of March 5, 2010, in the amount of $35,653, as well as, a Settlement Payment of $136,083 to be paid in two installments of $48,583 no later than September 15, 2010, and $87,500 no later than January 15, 2011, along with the assignment of an existing key man insurance policy with an associated cash value of $38,917, as of March 5, 2010.  In exchange for Mr. Blystone’s surrender of all outstanding Company issued stock options on March 5, 2010, the Executive Agreement and Release provided for a grant to Mr. Blystone of a warrant to purchase 700,000 Tri-Valley Corporation common shares at a purchase price of $1.85 per share.  The Settlement Payment remained outstanding as of March 31, 2010.  The required disclosures of the Executive Agreement and Release have been incorporated into the Company’s consolidated financial statements.

NOTE 10 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At March 31, 2010, the Company had Non-Trade Accounts Payable of $1.0 million, $850,000 of which represented a related party payable to Mr. G. Thomas Gamble, Director and Chairman of the Board of Directors, and our largest shareholder.  This payable resulted from Mr. Gamble’s ordinary, intended purchase of the Company’s common stock.  When it was determined that the intended purchase of shares did not satisfy NYSE Amex, LLC, exchange requirements, the Company did not provide timely notice to Mr. Gamble. Upon such notification, the Company offered Mr. Gamble a refund of his investment funds.  The Company remains in negotiation with Mr. Gamble on this transaction.

The remaining $150,000 of the Company’s Non-Trade Accounts Payable at March 31, 2010, represented miscellaneous vendor payables to unrelated third parties.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notice Regarding Forward-Looking Statements

This Report contains forward-looking statements. The words, "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "could," "may," "foresee," and similar expressions are intended to identify forward-looking statements. These statements include information regarding expected development of the Company's business, financing activities, relationship with customers, and developments in the oil and gas industry. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, actual results may vary materially and adversely from those anticipated, believed, estimated, or otherwise indicated.

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and the results of operations during the periods included in the accompanying unaudited Consolidated Financial Statements.  You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and our audited Financial Statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2010, and the unaudited Consolidated Financial Statements included elsewhere in this Report.

The profitability of our operations in any particular accounting period will be directly related to the realized prices of crude oil and natural gas sold, the type and volume of crude oil and natural gas produced, and the results of development and exploitation activities. Realized prices for natural gas will fluctuate from one period to another due to regional market conditions and other factors, while oil prices will be predominantly influenced by global supply and demand. The aggregate amount of crude oil and gas produced may fluctuate based on the success of development and exploitation of oil and gas reserves pursuant to current reservoir management. We benefit from lower natural gas prices as we are a consumer of natural gas in our California operations.  The cost of natural gas used in our steaming operations, production rates, labor, equipment costs, maintenance expenses, and production taxes are expected to be the principal influences on operating costs. Accordingly, our results of operations may fluctuate from period to period based on the foregoing principal factors, among others.

Notable First Quarter Items:

•
Extended the primary term for an oil and gas lease covering three parcels located in the Racetrack Hill Area of the Edison Field near Bakersfield, California, until May 10, 2010, to allow production to be started from existing wells which permits the lease to be held beyond the expiration of its primary term

•	Conducted presentations to institutional investors related to the planned sale of $5.0 million shares of common stock in a registered direct offering
•	Completed the first 30-day steam cycle on two wells at our Pleasant Valley project
•	Achieved new crude oil production record during March
•	Sold an excess steam generator for $700,000
•	Reduced general and administrative costs to $1.4 million from $2.4 million in the same quarter of 2009

Notable Items and Expectations for the Second Quarter and Full Year 2010:

•	Anticipating installation of artificial lift on four additional oil wells at our Pleasant Valley project
•	Expanding 30-day steam cycles on additional oil wells at our Pleasant Valley project
•	Converting existing vertical well to salt water disposal well at our Pleasant Valley project
•	Initiating start-up production from seven existing oil wells at our Claflin property
•	Initiating drilling of a horizontal steam-injection well to start Steam Assisted Gravity Drainage (SAGD) process at our Pleasant Valley project
•	Closing a $5.0 million sale of common stock in a registered direct offering with institutional investors
•	Closing the sale of the South Belridge and Shields-Arms leases for an aggregate price of $2.5 to $4.0 million
•	Reducing past due Trade Accounts Payable and Accrued Expenses by $1.0 million
•	Completing a NI 43-101 Report on our Shorty Creek gold exploration project in Alaska

RESULTS OF OPERATIONS

For The Three Months Ended March 31, 2010, Compared With The Three Months Ended March 31, 2009:

For the quarter ended March 31, 2010, Total Revenues were $1.2 million, compared with $0.4 million in the first quarter of 2009, an increase of $0.8 million. Of the $0.8 million increase in Total Revenues, $0.6 million was attributable to a gain on the sale of an asset and approximately $0.2 million to higher prices on crude oil sales and increased volumes.  The Company had an Operating Loss of $2.2 million in the first quarter of 2010, compared with an Operating Loss of $3.0 million in the first quarter of 2009.  Total Costs and Expenses were basically unchanged for the first quarters of 2010 and 2009 at $3.4 million.  The decrease in Operating Loss of $0.8 million between the two quarters was primarily attributable to the gain on the sale of an asset (cited earlier) and positive Operating Income of $0.1 million in our Oil and Gas Operations segment.  Of the $3.4 million in Total Costs and Expenses for the first quarter of 2010, $1.2 million represented a non-recurring Warrant Expense.

Revenues

The Company identifies reportable operating segments by the business or service provided.  The Company also allocates interest income and expense; depletion, depreciation, and amortization; and other operating expenses in its measure of operating segment profit or loss.  The following table sets forth our revenues and changes in revenues by segment for the first quarters of 2010 and 2009, in millions of U.S. Dollars:

	For The Three Months Ended March 31,
			Increase
	2010	2009	(Decrease)	Change (%)

Oil and Gas Operations	$1.2	$0.4	$0.8	200%
Rig Operations	0.0	0.0	0.0	0%
Minerals	0.0	0.0	0.0	0%
Drilling and Development	0.0	0.0	0.0	0%
Non-Segmented Items	0.0	0.0	0.0	0%
Total Revenues	$1.2	$0.4	$0.8	200%

Operating Income (Loss)

The following table sets forth our Operating Loss and changes in Operating Loss by segment in the first quarters of 2010 and 2009, in millions of U.S. Dollars:

	For The Three Months Ended March 31,
			Increase
	2010	2009	(Decrease)	Change (%)

Oil and Gas Operations	$0.7	$(0.3)	$1.0	333.3%
Rig Operations	(0.1)	(0.3)	0.2	67.0%
Minerals	(0.2)	(0.2)	0.0	0.0%
Drilling and Development	0.0	0.0	0.0	0.0%
Non-Segmented Items	(2.6)	(2.2)	(0.4)	18.2%

Total Income (Loss):	$(2.2)	$(3.0)	$(0.8)	27.0%

Costs and Expenses

General and Administrative expenses were $1.4 million for the first three months ended March 31, 2010, compared with $2.4 million for the first three months ended March 31, 2009, a decrease of $1.0 million.  Despite increased production volumes and Revenues, Production Costs were basically unchanged for the first quarters of 2010 and 2009 at $0.4 million.  Depletion, Depreciation, and Amortization decreased during the first quarter of 2010 by $0.3 million from the comparable period of 2009.  First quarter 2010 Warrant Expense was $1.2 million, versus zero during the first quarter of 2009.   This Warrant Expense resulted from a grant to our former Chairman of the Board of Directors and Chief Executive Officer to purchase 700,000 Tri-Valley Corporation common shares at a purchase price of $1.85 per share in exchange for his surrender of all outstanding Company-issued stock options on March 5, 2010, as provided in his Executive Agreement and Release (“Executive Agreement and Release”) with the Company.  See Note 9 - Executive Retirement Agreement and General Release with Mr. F. Lynn Blystone, page 12.

OIL AND GAS OPERATIONS

Oil and Gas Operations Revenues in the first quarter of 2010 were approximately $1.2 million, compared with $0.4 million in the first quarter of 2009. The increase of $0.8 million resulted primarily from a $0.6 million gain on the sale of an asset, combined with a $0.2 million increase attributable to higher prices for our crude oil and higher production volumes during the first three months of 2010. The Company expects that our Oil and Gas Operations will produce increasing revenues as a result of both increasing production and improved pricing and that the operating income of this segment will continue to improve throughout 2010.  As reflected in the Revenues table, page 14, Oil and Gas Operations was the only operating segment of the Company to generate significant Revenues during the first three months of 2010.

The Operating Income for Oil and Gas Operations for the first three months of 2010 was $0.7 million, versus an Operating Loss of $0.3 million for the comparable period of 2009.  The increase in Operating Income between the two quarters of $1.0 million was primarily attributable to the $0.6 million gain on the sale of an asset cited earlier and to Operating Income of $0.1 million from higher crude oil prices  and higher production volumes during the first quarter of 2010 as compared with the same quarter in the prior year.

The Company continues to focus development on its Pleasant Valley project in the Oxnard, California, Oil Field and on its Edison Field Property located east of Bakersfield, California.  As noted above in Notable First Quarter Items, the Company completed its first 30-day steam cycle on two wells at its Pleasant Valley project during the first quarter of 2010 and achieved a new crude oil production record during the month of March.

RIG OPERATIONS

In 2006, we created two new subsidiaries, Great Valley Production Services, LLC, and Great Valley Drilling Company, LLC.  At March 31, 2010, both companies were wholly-owned by the Company and inactive.  Our sole drilling rig remains idle, and we continue to explore its disposition.

MINERALS

Metals

During the first quarter of 2010, the price of gold rose modestly, ending the quarter at $1,115.50 per ounce, on the London afternoon fix, compared with $1,087.50 per ounce at the end of 2009.  This increase in the price of gold was attributed to seasonally strong demand in Asia, combined with continued global investment flows.

Further growth in investment demand, coupled with sluggish global economic recovery and declining worldwide gold mine production in the longer term, appears to indicate continued strength in gold prices and, potentially, in the longer term in metals prices overall.  The Company continues to maintain a strong focus on its gold exploration properties in the State of Alaska.

In November 2009, the Company retained the services of independent technical experts to produce Canadian National Instrument 43-101 Reports (NI 43-101), first on its Shorty Creek and, second on its Richardson, gold exploration projects in Alaska; the Reports will be completed in the first half of 2010.  NI 43-101 Reports conform to a set of rules and guidelines for reporting and displaying information related to mineral properties and are relied upon to fairly indicate economic potential for listing on Canadian stock exchanges, as well as, for project financing in other venues.

Industrial Minerals

The Admiral Calder calcium carbonate quarry in Alaska, wholly owned and managed by our subsidiary company, Select, remained in a care-and-maintenance status during the first quarter of 2010.  Select continued its market and operational assessment studies for the quarry's product.  In that respect, we completed our internal mine and economic model and contacted two potential customers.   Discussions are still progressing.  The high-grade product is considered to be in the top one percent of high whiteness and high brightness calcium carbonate deposits in the world and one of the few deposits to be located directly on tidewater.  On-site repair, maintenance and upgrade activities continued during the first quarter of 2010.

NON-SEGMENTED ITEMS

Non-Segmented Items primarily include Warrant and Stock Option Expenses, unallocated salaries and insurance expense, and Interest Expense. Non-Segmented Items decreased from $2.2 million in the first three months of 2009 to $1.1 million in the first three months of 2010.  A majority of the $1.1 million decrease between the comparable periods of 2010 and 2009 was attributable to a significant reduction in General and Administrative expenses of $1.0 million.   Offsetting the decrease in General and Administrative expenses was first quarter 2010 Warrant Expense of $1.2 million, versus zero during the first quarter of 2009.  This Warrant Expense resulted from a grant to our former Chairman of the Board of Directors and Chief Executive Officer to purchase 700,000 Tri-Valley Corporation common shares at a purchase price of $1.85 per share in exchange for his surrender of all outstanding Company-issued stock options on March 5, 2010, as provided in his Executive Agreement and Release (“Executive Agreement and Release”) with the Company.  See Note 9 - Executive Retirement Agreement and General Release with Mr. F. Lynn Blystone, page 12.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Total Current Assets were $7.8 million at March 31, 2010, $0.8 million higher than at year-end 2009. Cash remained approximately the same at $0.3 million at March 31, 2010, and December 31, 2009.  Accounts Receivable TVOG

Production Accrual increased to $0.7 million at March 31, 2010, compared with less than $0.1 million at year-end 2009, as a result of higher production and sales during the first quarter of 2010. Accounts Receivable from Joint Venture Partners remained unchanged between the two reporting periods at $$6.5 million.  Total Current Liabilities increased $1.5 million from December 31, 2009, to $13.8 million at March 31, 2009.  Most of the increase of $1.5 million in Total Current Liabilities between the two reporting periods was attributable to a $1.4 million increase in Trade – Accounts Payable and Accrued Expenses due primarily to an increase activity level and reduced availability of cash.  Accounts Payable to Joint Venture Partners remained unchanged between the reporting periods at $5.0 million.  Non-Trade Accounts Payable increased $0.2 million from December 31, 2009, to $1.0 million at March 31, 2010.  This increase was attributable to undistributed revenue checks for the month of March 2010.

Operating Activities

Net Cash Provided by Operating Activities was a negative $0.9 million for the three months ended March 31, 2010, compared with a negative figure of $0.1 million for the same reporting period in 2009. The increase in negative cash flow between the two periods was due principally to our Operating Loss, an increase in Total Accounts Receivable, and an increase in Total Other Assets (mainly Deposits and Investments in Joint Venture Partnerships), which were partially offset by an increase in Accounts Payable, Deferred Revenue and Accrued Expenses.

Investing Activities

Net Cash Provided by Investing Activities was $0.5 million for the first three months of 2010 compared with a negative $0.2 million for the first three months of 2009. During the first quarter of 2010, the Company received $0.7 million from the sale of a steam generator and spent $0.2 in capital expenditures for well maintenance and improvements. During the first quarter of 2009, we had capital expenditures of $0.2 million, again for well maintenance and improvements.

Financing Activities

Net Cash Provided by Financing Activities during the first quarter of 2010 was $0.3 million, compared with less than $0.1 million for the same quarter of 2009. During the first quarter of 2010, our Principal Payments on Long-Term Debt were less than $0.1 million, while Net Proceeds from the Issuance of Stock Options and Common Stock were $0.4 million. During the same period in 2009, we received minimal Net Proceeds from the Issuance of Common Stock, and our Principal Payments on Long-Term Debt were not significantly different from those during the first three months of 2010.

Liquidity

The recoverability of our crude oil and natural gas reserves depends on future events, including obtaining adequate financing for our exploration and development program, successfully completing our planned drilling program, and achieving a level of operating revenues that is sufficient to support our cost structure.  The Company had cash balances of $0.3 million at March 31, 2010, and December 31, 2009.  Total Current Liabilities at March 31, 2010, were $13.8 million versus $12.3 million at December 31, 2009.  It should be noted, however, that Accounts Payable to Joint Venture Partners comprised $5.0 million of the $13.8 million in Total Current Liabilities at March 31, 2010, and were offset by $6.5 million in Accounts Receivable from Joint Venture Partners.  Please refer to Note 11 to our Consolidated Financial Statements in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 29, 2010, for the year ended December 31, 2009, for additional discussion.

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

In December 2009, the Company engaged the services of an investment banking firm to act as financial advisor for Tri-Valley Corporation. During fiscal 2010, the Company intends to market securities in discreet tranches or offerings with an aggregate value of up to $15 million.

Through the first quarter of 2010, the primary source of capital for the Company’s managed and operated projects had been investors in the TVC OPUS 1 Drilling Program, L.P. and the private placement of our common stock.  On April 6, 2010, the Company announced that it had executed a Securities Purchase Agreement with a group of institutional investors to purchase $5.0 million of its common stock and warrants in a registered direct offering of securities.  See Note 8 – Subsequent Events, page 12.  This transaction marked a milestone in the Company’s history as its first entrance into the registered public capital markets for financing.  Until the Company achieves profitability, we will remain dependent upon continued capital formation to cover a portion of our Operating and General and Administrative Expenses for fiscal 2010.

The Company has no off balance sheet arrangements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tri-Valley Corporation does not engage in hedging activities, nor does the Company employ commodity futures or forward contracts in its cash management functions.

ITEM 4.     CONTROLS AND PROCEDURES

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2009, (“Annual Report”), management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting.  This assessment is more fully described in Item 9a., Controls and Procedures, Evaluation of Disclosure Controls, of our Annual Report.  Based on that assessment, management identified material weaknesses in our internal controls.  Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, as discussed in Management’s Report on Internal Control in our Annual Report.

In connection with management’s assessment of our internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting as of December 31, 2009, in the following areas; and management committed to aggressive remediation early during 2010:

•
Cash Management –During the first quarter of 2010, a new Treasury Management Account Structure was implemented with improved  controls over authorizing and recording cash disbursements.  New procedures for reconciling all bank accounts monthly were implemented and followed.

•
Authorizing and Recording Equity Transactions –During the first quarter of 2010, new procedures were implemented and followed, ensuring that all equity transactions were reviewed and authorized by the Chief Financial Officer prior to recording.

•
Property, Plant and Equipment –During the first quarter of 2010, depreciation procedures were fully reviewed, and new procedures for properly recording expense for depreciable assets were implemented and followed.

As of March 31, 2010, a new evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934,  Rule 13a-15(e) and Rule 15d-15(e)).

As a result of remediation of the material weaknesses in internal control over financial reporting cited above during the first quarter of 2010, as of March 31, 2010, our management concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Our independent auditors have not tested or reviewed our new internal control over financial reporting as of the date of this Report.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There have been no material changes from Part I, Item 3. Legal Proceedings, previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and filed with the Securities and Exchange Commission on March 29, 2010.

ITEM 1A.   RISK FACTORS

There have been no material changes from Part I, Item 1a. Risk Factors, previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and filed with the Securities and Exchange Commission on March 29, 2010.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2010, four employees exercised stock options on a cashless basis for a total of 7,002 shares.  30,000 shares of common stock were issued to our six directors for services rendered in 2009.  269,230 shares were issued in private placements at prices from $1.47 to $1.56 per share for total proceeds of $406,150.  Also, during the first quarter of 2010, we rescinded stock subscriptions from two unaccredited investors for 3,000 shares and refunded a total of $6,000.  As of March 31, 2010, the Company had received subscriptions to purchase an additional 94,790 shares, which had not been accepted because required subscription documents had not been received from the subscribers and the necessary stock exchange approval has not been received.  Stock issuance cost for the first quarter of 2010 was $5,385.  Proceeds from common stock issuance in the first quarter of 2010 were used for working capital purposes.

ITEM 5.    OTHER INFORMATION

Executive Management Changes

On March 5, 2010, Mr. F. Lynn Blystone retired from his positions as Chief Executive Officer and Chairman of the Board of Directors of the Company.  Mr. G. Thomas Gamble, Director and Vice Chairman of the Board of Directors, was elected Chairman of the Board of Directors of the Company, replacing Mr. Blystone as Chairman.  Mr. Maston N. Cunningham, President and Chief Operating Officer, was elected Chief Executive Officer and President of the Company, replacing Mr. Blystone as Chief Executive Officer.

On March 5, 2010, Mr. John E. Durbin was re-elected Chief Financial Officer and Treasurer.

Mr. Arthur M. Evans, Chief Compliance Officer, left the Company on February 25, 2010, when the Company’s compliance function was outsourced to legal counsel.

ITEM 6.    EXHIBITS

Item                 Description

4.1	Form of Warrants issued in connection with the April 6, 2010, Securities Purchase Agreement, incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on April 6, 2010
4.2
Form of Series B Warrants issued in connection with the April 6, 2010, Securities Purchase Agreement, incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on April 6, 2010

4.3	Warrant Agent Agreement, incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K filed with the SEC on April 6, 2010
10.1	Securities Purchase Agreement dated April 6, 2020, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on April 6, 2010
10.2
Executive Retirement Agreement and General Release with F. Lynn Blystone, executed on March 5, 2010, incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2010

31.1                 Rule 13a-14(a)/15d-14(a) Certification
31.2                 Rule 13a-14(a)/15d-14(a) Certification
32.1                 18 U.S.C. Section 1350 Certification
32.2                 18 U.S.C. Section 1350 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2010	TRI-VALLEY CORPORATION /s/ Maston N. Cunningham Maston N. Cunningham President and Chief Executive Officer

May 10, 2010	/s/ John E. Durbin John E. Durbin Chief Financial Officer