Form 10-Q
period 2010-06-30
TRI VALLEY CORP
filed 2010-08-02
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010	Commission File No. 001-31852

TRI-VALLEY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1585250 (I.R.S. Employer Identification Number)
4550 California Avenue, Suite 600, Bakersfield, California 93309
(Address of Principal Executive Offices)

Registrant’s Telephone Number Including Area Code:   (661) 864-0500

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

As of July 28, 2010, the Registrant had 37,350,504 shares of common stock ($0.001 par value) outstanding.

 TRI-VALLEY CORPORATION

 PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Current Assets
Cash	$1,692,028	$290,926
Accounts Receivable TVOG Production Accrual	890,505	33,623
Accounts Receivable - Trade	44,391	63,151
Prepaid Expenses	473,458	16,889
Accounts Receivable from Joint Venture Partners - Net	646,314	1,432,785
Accounts Receivable - Other	114,518	25,717

Total Current Assets	3,861,214	1,863,091

Property and Equipment - Net
Proved Properties	25,265	25,265
Unproved Properties	1,693,296	1,551,998
Rig	1,093,829	1,132,847
Other Property and Equipment	4,472,761	5,470,295

Total Property and Equipment - Net	7,285,151	8,180,405

Other Assets
Deposits	365,919	172,913
Investments in Joint Venture Partnerships	23,284	17,400
Goodwill	212,414	212,414
Other	-	13,800

Total Other Assets	601,617	416,527

Total Assets	$11,747,982	$10,460,023

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Current Liabilities
Notes Payable	$389,142	$439,482
Trade - Accounts Payable and Accrued Expenses	4,247,635	5,962,774
Non-Trade Accounts Payable	850,000	850,000

Total Current Liabilities	5,486,777	7,252,256

Non-Current Liabilities
Asset Retirement Obligation	366,423	351,013
Long-Term Portion of Notes Payable	1,298,565	1,395,649

Total Non-Current Liabilities	1,664,988	1,746,662

Total Liabilities	7,151,765	8,998,918

Stockholders' Equity
Common Stock, $.001 par value; 100,000,000 shares
authorized; 37,350,504* and 33,190,462 at June 30, 2010 and
December 31, 2009, respectively.	37,351	33,190
Less: Common Stock in Treasury, at cost; 120,025 shares	(38,370)	(13,370)
Capital in Excess of Par Value	56,977,612	51,469,228
Additional Paid in Capital - Warrants	4,017,703
Additional Paid in Capital - Stock Options	2,466,917	2,429,722
Accumulated Deficit	(58,864,996)	(52,457,665)

Total Stockholders' Equity	4,596,217	1,461,105

Total Liabilities and Stockholders' Equity	$11,747,982	$10,460,023

* As of June 30, 2010, the Company had received subscriptions to purchase an additional 94,790 shares, which had not been accepted because required subscription documents had not been received from the subscribers, and the necessary stock exchange approval has not been received.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Revenues
Sale of Oil and Gas	$465,216	$311,097	$920,989	$617,693
Gain on Sale of Asset	1,082,693	-	1,673,492	-
Partnership Income	7,810	-	7,810	30,033
Other Income	-	193,304	8,155	205,808
Interest Income	904	5,312	2,019	15,950

Total Revenues	$1,556,623	$509,713	$2,612,465	$869,484

Costs and Expenses
Production Costs	$247,177	$632,946	$532,554	$1,058,846
Mining Exploration Expenses	85,561	48,695	224,389	117,152
Depletion, Depreciation and Amortization	168,904	445,370	334,292	895,562
Bad Debt Expense	-	-	-	53,980
Interest Expense	33,250	63,590	55,860	97,746
General and Administrative	2,347,956	1,533,232	3,803,308	3,942,728
Warrant Expense	2,855,454	-	4,017,703	-
Stock Option Expense	24,278	-	51,690	-

Total Costs and Expenses	$5,762,580	$2,723,833	$9,019,796	$6,166,014

Loss Before Minority Interest	$(4,205,957)	$(2,214,119)	$(6,407,331)	$(5,296,530)

Minority Interest	-	(24,831)	-	(53,402)

Net Loss	$(4,205,957)	$(2,189,288)	$(6,407,331)	$(5,243,128)

Basic Net Loss Per Share:
Loss from Operations	$(0.11)	$(0.08)	$(0.18)	$(0.19)
Basic Loss Per Common Share	$(0.11)	$(0.08)	$(0.18)	$(0.19)

Weighted Average Number of Shares Outstanding	36,902,102	27,614,867	35,039,904	27,536,111

Weighted Potentially Dilutive Shares Outstanding	40,851,924	30,100,334	36,550,615	30,112,944

No dilution is reported since Net Income is a loss per ASC 260

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009

Cash Flows from Operating Activities
Net Loss	$(6,407,331)	$(5,243,127)

Adjustments to Reconcile Net (Loss) to Net Cash
Provided/(Used) by Operating Activities
Depreciation, Depletion and Amortization	334,292	895,562
Minority Interest	-	(53,403)
Warrant Expense	4,017,703	-
Stock Options	51,690	272,233
(Gain) or Loss on Sale of Property	(1,673,492)	-
Bad Debt Expense	-	53,980
Director Compensation	95,400	-
Changes in Operating Capital		-
(Increase) or Decrease in Total Accounts Receivable	(926,923)	769,468
(Increase) or Decrease in Total Other Assets	(641,659)	(308,087)
Increase or (Decrease) in Accounts Payable, Deferred Revenue
and Accrued Expenses	(1,715,139)	2,170,039
Increase or (Decrease) in Accounts Payable to Joint Venture Partners		-
and Related Parties	(5,072,307)	(912,173)
(Increase) or Decrease in Accounts Receivable from Joint Venture Partners	5,858,778	3,981,822
		-
Net Cash Provided/(Used) by Operating Activities	$(6,078,988)	$1,626,314

Cash Flows from Investing Activities
Proceeds from the Sale of Property	3,059,341	-
Capital Expenditures	(809,476)	(465,096)

Net Cash Provided/(Used) by Investing Activities	$2,249,865	$(465,096)

Cash Flows from Financing Activities
Principal Payments on Long-Term Debt	(147,424)	(119,599)
Net Proceeds from the Issuance of Stock Options	2,200	-
Net Proceeds from the Issuance of Common Stock	5,414,945	19,301
Sale or (Purchase) of Treasury Stock	(25,000)

Net Cash Provided/(Used) by Financing Activities	$5,244,721	$(100,298)

Net Increase or (Decrease) in Cash and Cash Equivalents	1,401,102	1,060,920
Cash and Cash Equivalents at Beginning of Period	290,926	2,000,787

Cash and Cash Equivalents at End of Period	$1,692,028	$3,061,707

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
June 30, 2010, and 2009
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

The Company's five subsidiaries are:

•	Tri-Valley Oil & Gas Co. (“TVOG”) — conducts our hydrocarbon (crude oil and natural gas) business. TVOG derives its revenue from oil and natural gas production.

•	Select Resources Corporation, Inc. (“Select”) — holds and maintains our precious metals and industrial minerals business. Select holds and develops three major mineral assets in the State of Alaska.

•	Great Valley Production Services, LLC (“GVPS”) — conducts our oil production services, well workover services, and the business of refurbishment of oilfield equipment.

•	Great Valley Drilling Company, LLC (“GVDC”) — formed to own and operate a geothermal and oil drilling rig in the State of Nevada.

•	Tri-Valley Power Corporation — is inactive at the present time.

Tri-Valley's businesses are organized into four operating segments:

-	Oil and Gas Operations — This segment represents our oil and gas business. During the first six months of 2010, this segment generated virtually all of the Company’s revenues from operations.

-	Rig Operations — This segment consists of drilling rig operations.

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

BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six-month period ended June 30, 2010, are not necessarily indicative of the results to be expected for the full year.

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (Continued)

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles in the United States of America; and, therefore, should be read in conjunction with our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 29, 2010, for the year ended December 31, 2009.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, TVOG, Select, GVPS, GVDC, and Tri-Valley Power Corporation.  Other partnerships in which the Company has an operating or nonoperating interest, but in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined.    These include the TVC OPUS 1 Drilling Program, L.P., Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 Partnership.  All material intercompany accounts and transactions have been eliminated in combination and consolidation.

Reclassification

Certain reclassifications have been made to the prior year financial statements to be in conformity with fiscal year 2010 presentation.  Those reclassifications consisted of netting Accounts Receivable from Joint Venture Partners in Current Assets against Accounts Payable to Joint Venture Partners in Current Liabilities.  At June 30, 2010, the Company had net Accounts Receivable from Joint Venture Partners.

In the Company’s Consolidated Statement of Operations, Revenues from the Sale of Oil and Gas for the second quarters of 2010 and 2009, as well as, the first halves of both years, are reflected net of the diluent used to reduce the viscosity of our crude oil and increase the API gravity of the resulting blend, as per industry practice.  Likewise, Production Costs for the same periods have been stated net of the cost of the purchased diluent and associated transportation costs.

Finally, in Note 6 – Financial Information Relating to Industry Segments, we have eliminated a Non-Segmented Items allocation of Total Assets at June 30, 2010, and December 31, 2009.

NOTE 2 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each period reported. As there were net losses at June 30, 2010, and 2009, common stock equivalents are not included in the computations, as their inclusion would be anti-dilutive.

NOTE 3 – SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures.”  This ASU amends the FASB’s Accounting Standards Codification (“ASC”) Topic 932, “Extractive Activities-Oil and Gas” to align the accounting requirements of Topic 932 with the U.S. Securities and Exchange Commission’s final rule, “Modernization of the Oil and Gas Reporting Requirements” issued on December 31, 2008.  In summary, the revisions in ASU 2010-03 modernize the disclosure rules to better align with current industry practices and expand the disclosure requirements for equity method investments so that more useful information is provided.  More specifically, the main provisions include the following:

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

NOTE 4 - CHANGES IN SECURITIES

Common Stock

During the second quarter of 2010, 2,000 shares were issued to a former employee for stock options exercised and 30,000 shares of common stock were issued to our current six independent directors for services rendered in 2010.  3,846,157 shares were issued to six institutional investors in a registered direct offering at $1.30 per share for a total of $5.0 million in gross proceeds.  Also during the second quarter of 2010, we rescinded a stock subscription for 20,000 shares and refunded a total of $25,000.  As of June 30, 2010, the Company had received subscriptions to purchase an additional 94,790 shares, which had not been accepted because required subscription documents had not been received from the subscribers, and the necessary stock exchange approval has not been received.  Stock issuance cost for the second quarter of 2010 was $0.4 million.

NOTE 5 - STOCK-BASED COMPENSATION EXPENSE

Stock-Based Compensation Expense charged against income for stock-based awards in the second quarters of 2010 and 2009 was $24,278 and $167,227 pre-tax, respectively, and is included in the General and Administrative Expenses in the Consolidated Statements of Operations.  For further information regarding Stock-Based Compensation Expense, please refer to Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 6 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company reports operating segments according to ASC 280, “Disclosure about Segments of an Enterprise and Related Information.”

The Company identifies four principal, operating industry segments as described in Note 1 – Description of Business and Basis of Presentation, page 7.

The following table sets forth our Revenues by operating segment for the second quarters ended June 30, 2010, and 2009 and the six months ended June 30, 2010, and 2009 in millions of U.S. Dollars:

	For Three Months Ended	For Three Months Ended	For Six Months Ended	For Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues
Oil and Gas Operations	$1.60	$0.50	$2.60	$0.80
Rig Operations	-	-	-	-
Minerals	-	-	-	-
Non-Segmented Items	-	-	-	-
Consolidated Revenues	$1.60	$0.50	$2.60	$0.80

The following table sets forth our Operating Income (Loss) by segment for the second quarters ended June 30, 2010, and 2009 and the six months ended June 30, 2010, and 2009, in millions of U.S. Dollars:

	For Three Months Ended	For Three Months Ended	For Six Months Ended	For Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Operating Income (Loss)
Oil and Gas Operations	$1.30	$(0.60)	$2.30	$(0.90)
Rig Operations	(0.30)	(0.20)	(0.40)	(0.50)
Minerals	(0.10)	(0.10)	(0.30)	(0.30)
Non-Segmented Items	(5.10)	(1.30)	(8.00)	(3.50)
Total Income (Loss)	$(4.20)	$(2.20)	$(6.40)	$(5.20)

NOTE 6 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

The following table summarizes our total assets, in millions of U.S. Dollars, at June 30, 2010, and December 31, 2009:

	June 30,	December 31,
Total Assets	2010	2009
Oil and Gas Operations	$8.60	$7.20
Rig Operations	1.50	1.70
Minerals	1.40	1.40
Drilling and Development	0.20	0.20
Consolidated Total Assets	$11.70	$10.50

NOTE 7 - GOING CONCERN

The Company had a cash balance of $1.7 million at June 30, 2010, as compared with $0.3 million at December 31, 2009.  Total Current Assets increased $2.0 million from $1.9 million at December 31, 2009, to $3.9 million at June 30, 2010.  Total Current liabilities decreased from $7.2 million at the end of 2009 to $5.5 million at June 30, 2010, a decrease of $1.7 million.  See Note 11 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009, for additional discussion.

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

In December 2009, the Company engaged the services of an investment banking firm to act as financial advisor for Tri-Valley Corporation. During fiscal year 2010, the Company intends to market securities in discreet tranches or offerings with an aggregate value up to $15 million, and the Company closed its first tranche for $5.0 million on April 8, 2010.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At June 30, 2010, the Company had Non-Trade Accounts Payable of $850,000 which represented a related party payable to Mr. G. Thomas Gamble, Director and Chairman of the Board of Directors, and our largest shareholder.  This payable resulted from Mr. Gamble’s ordinary, intended purchase of the Company’s common stock.  When it was determined that the intended purchase of shares did not satisfy NYSE Amex, LLC, exchange requirements, the Company did not provide timely notice to Mr. Gamble. Upon such notification, the Company offered Mr. Gamble a refund of his investment funds.  The Company remains in negotiation with Mr. Gamble on this transaction.

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

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and the results of operations during the periods included in the accompanying unaudited Consolidated Financial Statements.  You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and our audited Financial Statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 29, 2010, and the unaudited Consolidated Financial Statements included elsewhere in this Report.

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

Notable Second Quarter Items:

•	Closed a $5.0 million sale of common stock in a registered direct offering with institutional investors
•	Installed artificial lift on four additional oil wells at our Pleasant Valley project
•	Expanded 30-day steam cycles on two additional oil wells at our Pleasant Valley project
•	Initiated steam cycles on two existing oil wells at our Claflin property
•	Closed on the sale of the South Belridge and Shields-Arms leases for an aggregate price of $3.4 million, $0.9 million net to Tri-Valley Corporation
•	Reduced past-due Trade Accounts Payable and Accrued Expenses by more than $1.0 million
•	Completed an NI 43-101 Report on our Shorty Creek gold exploration project in Alaska
•
Formed an Advisory Committee with partners who own or control a majority interest of the TVC OPUS 1 Drilling Program, L.P., to recommend a development and financing plan for the Pleasant Valley project

•	Reorganized management structure to strengthen the Company’s focus on accelerating oil revenue generation from existing assets
•	Joined the Russell Microcap Index

Notable Items and Expectations for the Third Quarter and Full Year 2010:

●	Closing the balance of our planned $10.0 million financing for fiscal year 2010
●	Expanding 30-day steam cycles on the three remaining oil wells at our Pleasant Valley project
●	Completing the initial steam cycle on the remaining five oil wells at our Claflin property
●	Converting an existing vertical well to salt water disposal well at our Pleasant Valley project
●	Recommending a development and financing plan for the Pleasant Valley project with the Advisory Committee of partners who own or control a majority interest of the TVC OPUS 1 Drilling Program, L.P.
●	Initiating drilling of a horizontal steam-injection well to start Steam Assisted Gravity Drainage (SAGD) process at our Pleasant Valley project
●	Drilling 10-15 new wells at our Claflin and Brea properties
●	Recompleting the Tilgreut Lease Number 1-18 at our Moffat Ranch property

RESULTS OF OPERATIONS

For The Three Months Ended June 30, 2010, Compared With The Three Months Ended June 30, 2009:

For the quarter ended June 30, 2010, Total Revenues were $1.6 million, compared with $0.5 million in the second quarter of 2009, an increase of $1.1 million. The $1.1 million increase in Total Revenues was primarily attributable to a gain on the sale of assets, although higher production and higher crude oil prices contributed to increased crude oil sales versus the second quarter of last year.  The Company had an Operating Loss of $4.2 million in the second quarter of 2010, compared with an Operating Loss of $2.2 million in the second quarter of 2009.  Total Costs and Expenses increased $3.0 million from the second quarter of 2009 to $5.8 million during the second quarter of 2010.  The increase of $3.0 million in Total Costs and Expenses between the two quarters was attributable to an increase in General and Administrative expenses of $0.8 million and a non-cash Warrant Expense of $2.9 million, partially offset by decreases in Production Costs and Depletion, Depreciation and Amortization of $0.4 million and $0.3 million, respectively.  The non-cash Warrant Expense of $2.9 million during the second quarter of 2010 resulted from a Black Scholes calculation of the expense related to the Series A and Series B Warrants purchased by a group of institutional investors under the terms of a Securities Purchase Agreement the Company executed on April 6, 2010, in a registered direct offering of $5.0 million of its common stock and warrants.  For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1-- Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement, filed with the U.S. Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.

Revenues

The Company identifies reportable operating segments by the business or service provided.  The Company also allocates interest income and expense; depletion, depreciation, and amortization; and other operating expenses in its measure of operating segment profit or loss.  The following table sets forth our revenues and changes in revenues by segment for the second quarters of 2010 and 2009, in millions of U.S. Dollars:

		For Three Months Ended June 30,
			Increase
	2010	2009	(Decrease)	Change %
Oil and Gas Operations	$1.60	$0.50	$1.10	220%
Rig Operations	-	-	-	0%
Minerals	-	-	-	0%
Drilling and Development	-	-	-	0%
Non-Segmented Items	-	-	-	0%
Total Revenue	$1.60	$0.50	$1.10	220%

Operating Income (Loss)

The following table sets forth our Operating Loss and changes in Operating Loss by segment in the second quarters of 2010 and 2009, in millions of U.S. Dollars:

	For Three Months Ended June 30, (Increase)
	2010	2009	Decrease	Change %
Oil and Gas Operations	$1.3	$(0.6)	$1.9	317%
Rig Operations	(0.3)	(0.2)	(0.1)	50%
Minerals	(0.1)	(0.1)	-	0%
Non-Segmented Items	(5.1)	(1.3)	(3.8)	286%
Total Income (Loss):	$(4.2)	$(2.2)	$(2.0)	89%

Costs and Expenses

General and Administrative expenses were $2.3 million for the three months ended June 30, 2010, compared with $1.5 million for the three months ended June 30, 2009, an increase of $0.8 million, primarily attributable to legal representation and compliance expenses, consulting fees,  and severance benefits.  Despite increased production volumes and Total Revenues during the second quarter of 2010, Production Costs decreased $0.4 from the comparable quarter of 2009.  Depletion, Depreciation and Amortization decreased during the second quarter of 2010 by $0.3 million from the same period of 2009.  Second quarter 2010 non-cash Warrant Expense was $2.9 million, versus zero during the second quarter of 2009.   This Warrant Expense resulted from a Black Scholes calculation of the expense related to the Series A and Series B Warrants purchased by a group of institutional investors under the terms of a Securities Purchase Agreement the Company executed on April 6, 2010, in a registered direct offering of $5.0 million of its common stock and warrants.  For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1-- Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement, filed with the U.S. Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.

OIL AND GAS OPERATIONS

Oil and Gas Operations Revenues during the second quarter of 2010 were approximately $1.5 million, compared with $0.5 million during the second quarter of 2009. The increase of $1.0 million resulted primarily from gains on the sale of assets, combined with an increase attributable to higher prices for our crude oil and higher production volumes during the second quarter of 2010. Although included for simplicity of presentation, the gain on the sale of assets is not considered true operating revenue. The Company expects that our Oil and Gas Operations should produce increasing revenues as a result of both increasing production and improved pricing and that the operating income of this segment should continue to improve throughout the remainder of the year as we continue to focus on reducing Production Costs.  Oil and Gas Operations was the only operating segment of the Company to generate significant Revenues during the second quarter of 2010.

Operating Income for Oil and Gas Operations for the second quarter of 2010 was $1.3 million, versus an Operating Loss of $0.6 million for the comparable period of 2009.  The change in Operating Income between the two quarters of $1.9 million was primarily attributable to the $1.1 million gain on the sale of assets cited earlier and to improvement Operating Income of $0.8 million from higher crude oil prices, higher production volumes, and reduced Production Costs during the second quarter of 2010 as compared with the same quarter in the prior year.

The Company continues to focus development on its Pleasant Valley project in the Oxnard Field in California and on its Claflin property in the Edison Field located east of Bakersfield, California.  As noted above in Notable Second Quarter Items, the Company installed artificial lift on four additional oil wells at its Pleasant Valley project and expanded 30-day steam cycles on two additional oil wells there during the second quarter of 2010.

RIG OPERATIONS

In 2006, we created two subsidiaries, Great Valley Production Services, LLC, and Great Valley Drilling Company, LLC.  At June 30, 2010, both companies were wholly-owned by the Company and inactive.  Our sole drilling rig remains idle, and we continue to explore its disposition.

MINERALS

Metals

During the second quarter of 2010, the price of gold rose from $1,115.50 per ounce at March 31, 2010, to $1,244.00 per ounce at June 30, 2010, on the London afternoon fix, and reached a record high during this period.

Concerns over the viability of the single European currency, the Euro, as well as, perceptions by investors of fundamental weaknesses in several major European economies drove investment demand for gold during the second quarter of 2010.  The Company continues to maintain a strong focus on its gold exploration properties in the State of Alaska.

In November 2009, the Company retained the services of independent technical experts to produce Canadian National Instrument 43-101 Reports (NI 43-101), first on its Shorty Creek and, second on its Richardson, gold exploration projects in Alaska.  The 43-101 Report for Shorty Creek was completed during the second quarter of 2010, and the Report for Richardson is scheduled for completion during the fourth quarter of 2010.  NI 43-101 Reports conform to a set of rules and guidelines for reporting and displaying information related to mineral properties and are relied upon to fairly indicate economic potential for listing on Canadian stock exchanges, as well as, for project financing in other venues.

The NI 43-101 for the Shorty Creek Property was completed by independent geological consulting firm, Avalon Development Corporation, and identified a potentially large porphyry copper, gold, and molybdenum system covering an area approximately eight miles in diameter.

Industrial Minerals

The Admiral Calder calcium carbonate quarry in Alaska, wholly owned and managed by our subsidiary company, Select, remained in a care-and-maintenance status during the first half of 2010.  Select continued its market and operational assessment studies for the quarry's product.  In that respect, we completed our internal mine and economic model and contacted two potential customers.   Discussions are still progressing.  The high-grade product is considered to be in the top one percent of high whiteness and high brightness calcium carbonate deposits in the world and one of the few deposits to be located directly on tidewater.  On-site repair, maintenance and upgrade activities continued during the second quarter of 2010.

NON-SEGMENTED ITEMS

Non-Segmented Items primarily include Warrant and Stock Option Expenses, unallocated salaries and insurance expense, and Interest Expense. Non-Segmented Items increased from $1.3 million during the second quarter of 2009 to $5.1 million in the second quarter of 2010.  A majority of the $3.8 million increase between the comparable periods of 2010 and 2009 was attributable to non-cash Warrant Expense of $2.9 million and an increase in General and Administrative expenses of $0.9 million.   Offsetting the decrease in General and Administrative expenses was first quarter 2010 Warrant Expense of $1.2 million, versus zero during the first quarter of 2009.  This Warrant Expense resulted from a Black Scholes calculation of the expense related to the Series A and Series B Warrants purchased by a group of institutional investors under the terms of a Securities Purchase Agreement the Company executed on April 6, 2010, in a registered direct offering of $5.0 million of its common stock and warrants.  For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1-- Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement, filed with the U.S Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Total Current Assets were $3.9 million at June 30, 2010, $2.0 million higher than at year-end 2009. Cash increased from $0.3 million at December 31, 2009, to $1.7 million at June 30, 2010.

Accounts Receivable TVOG Production Accrual increased to $0.9 million at June 30, 2010, compared with less than $0.1 million at year-end 2009, as a result of higher production and sales during the second quarter of 2010. Prepaid Expenses increased $0.4 million from year-end 2009 primarily as a result of advanced royalty payments for our gold properties in Alaska and for our oil properties at Claflin and Pleasant Valley in California. Accounts Receivable from Joint Venture Partners decreased from $1.4 million at December 31, 2009, to $0.6 million at June 30, 2010.  Total Current Liabilities decreased $1.8 million from December 31, 2009, to $5.5 million at the end of the second quarter of this year, as the Company aggressively sought to reduce past due amounts with its vendors.  Non-Trade Accounts Payable remained unchanged at $0.8 million.

 Operating Activities

Net Cash Provided by Operating Activities was a negative $6.1 million for the six months ended June 30, 2010, compared with a positive figure of $1.6 million for the same reporting period in 2009. The change cash flow between the two periods was due principally to our Operating Loss, increases in Total Accounts Receivable and Total Other Assets, and a decrease in Accounts Payable, Deferred Revenue and Accrued Expenses.

Investing Activities

Net Cash Provided by Investing Activities was $2.2 million for the first six months of 2010 compared with a negative $0.5 million for the first six months of 2009. During the first half of 2010, the Company received $3.1 million from the sale of assets and spent $0.8 in capital expenditures for well maintenance and improvements. During the first half of 2009, we had capital expenditures of $0.5 million, again for well maintenance and improvements.

Financing Activities

Net Cash Provided by Financing Activities during the first half of 2010 was $5.2 million, compared with a negative $0.1 million for the same period of 2009. During the first six months of 2010, our Principal Payments on Long-Term Debt were $0.1 million, while Net Proceeds from the Issuance of Stock Options and Common Stock, less stock rescissions, were $5.4 million. During the same period in 2009, we received minimal Net Proceeds from the Issuance of Common Stock, and our Principal Payments on Long-Term Debt were not significantly different from those during the first six months of 2010.

Liquidity

The recoverability of our crude oil and natural gas reserves depends on future events, including obtaining adequate financing for our exploration and development program, successfully completing our planned drilling program, and achieving a level of operating revenues that is sufficient to support our cost structure.  The Company had cash balances of $1.7 million and $0.3 million at June 30, 2010, and December 31, 2009, respectively.  Total Current Liabilities at June 30, 2010, were $5.5 million versus $7.2 million at December 31, 2009.

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

In December 2009, the Company engaged the services of an investment banking firm to act as financial advisor for Tri-Valley Corporation. During fiscal year 2010, the Company intends to market securities in discreet tranches or offerings with an aggregate value of up to $15 million.

Through the first quarter of 2010, the primary source of capital for the Company’s managed and operated projects had been investors in the TVC OPUS 1 Drilling Program, L.P. and the private placement of our common stock.  On April 6, 2010, the Company executed a Securities Purchase Agreement with a group of institutional investors to purchase $5.0 million of the Company’s common stock and warrants in a registered direct offering of securities.   For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1-- Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement, filed with the  U.S. Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.  This transaction marked a milestone in the Company’s history as its first entrance into the registered public capital markets for financing.  Until the Company achieves profitability, we will remain dependent upon continued capital formation to cover a portion of our Operating and General and Administrative Expenses for fiscal 2010.

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

As a result of remediation of the material weaknesses in internal control over financial reporting cited above during the first quarter of 2010, at June 30, 2010, our management concluded that our disclosure controls and procedures remained effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

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

 PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to our business, certain additional material litigation follows:

Tri-Valley Corporation v. Hansen et al., No. 56-2009-00345844-CU-OR-VTA, Superior Court, Ventura County, California.

On May 29, 2009, we filed a quiet title action against the lessors of our Scholle-Livingston oil and gas leases (the “1934 Oil and Gas Leases”).  On July 2, 2009, the defendants filed a cross complaint.  Our lawsuit sought to quiet title to the 1934 Oil and Gas Leases by affirming the validity of the leases, and the cross complaint sought to terminate the leases.

On May 6, 2010, the parties entered into a Settlement Agreement and Release of Claims.  Certain key elements of this settlement agreement are:  (i) the 1934 Oil and Gas Leases were terminated, (ii) we entered into a Gas Pipeline and Use Agreement with the defendants, and (iii) the settlement expressly excluded any rights arising from separate leases of a 50% mineral interest in the property which we entered in 2009 (the “2009 Scholle Leases”), with a group of lessors related to the Scholle family (the “Scholle Heirs”).

During the week following the entry of the settlement agreement, the Hansen family filed another lawsuit, which is described below.

Hansen et al. v. Tri-Valley Corporation et al., No. 56-2010-00373549-CU-OR-VTA, Superior Court, Ventura County, California.

On May 11, 2010, plaintiffs filed a quiet title action against: (i) the Scholle Heirs with respect to a 50% mineral interest owned by the Scholle Heirs and (ii) us with respect to our 2009 Scholle Leases granted to us by the Scholle Heirs.  On July 9, 2010, we and the Scholle Heirs filed a cross-complaint for quiet title.   Our cross-complaint seeks to affirm the validity of the 50% mineral interest owned by the Scholle Heirs and to affirm the validity of our oil and gas leases from the Scholle Heirs, while plaintiffs’ complaint seeks to extinguish the mineral interest of the Scholle Heirs and to terminate our leases.   We believe that the 2009 Scholle Leases have significant and valuable heavy oil deposits. If the plaintiffs are successful in terminating the 2009 Scholle Leases, our potential for future development in the Pleasant Valley Field will be significantly impaired.

We are vigorously representing our interests in this lawsuit as we believe that we have valid claims and defenses.

Lenox v. Tri-Valley Corporation, No. 56-2009-00358492-CU-OR-VTA, Superior Court, Ventura County, California.

On September 25, 2009, the lessors of our Lenox and Snodgrass oil and gas leases (“Lenox/Snodgrass Leases”) filed a quiet title action against us. Our answer to the action was filed on November 6, 2009.  The principal relief sought by lessors is termination of our Lenox/Snodgrass Leases in our Pleasant Valley project.   We drilled one well and reworked several others on these leases.  Drilling and production operations on this property are suspended due to the pending litigation and waiting for the installation of an improved electric distribution system required by a local regulatory body. We believe that the Lenox/Snodgrass Leases have significant and valuable heavy oil deposits. If the plaintiffs are successful in terminating the Lenox/Snodgrass Leases, our potential for future development in the Pleasant Valley Field will be significantly impaired.

The court has extended the trial date to November 22, 2010.  We are vigorously representing our interests in this lawsuit as we believe that we have valid claims and defenses.

ITEM 1A.   RISK FACTORS

Please also refer to Part I, Item 1A, Risk Factors, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission on March 29, 2010.

Currently pending lawsuits threaten to limit potential development of a significant and valuable heavy oil project.

There are currently two legal actions pending against us that may result in the termination of leases to properties in our Pleasant Valley project.  Please see Part II, Item 1. Legal Proceedings.  Drilling and production operations have not yet commenced on one of these properties due to the pending litigation.  Drilling and production operations on the other property are suspended due to the pending litigation and waiting for the installation of an improved electric distribution system required by a local regulatory body.  Our present intention is to develop these leases as part of our Pleasant Valley project.  We believe that the leases have significant and valuable heavy oil deposits. If the plaintiffs are successful in terminating the oil and gas leases, our potential for future development in the Pleasant Valley Field will be significantly impaired.  We are vigorously pursuing and defending these lawsuits, as we believe that we have valid claims and defenses.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the second quarter of 2010, 30,000 shares of common stock were issued to our current six independent directors for services rendered in 2010.  These shares were issued in reliance on the exemption from securities registration requirements of the Securities Act of 1933 contained in Section 4 (2) thereof.  Also during the second quarter of 2010, we rescinded a stock subscription for 20,000 shares and refunded a total of $25,000.  As of June 30, 2010, the Company had received subscriptions to purchase an additional 94,790 shares, which had not been accepted because required subscription documents had not been received from the subscribers, and the necessary stock exchange approval has not been received.

ITEM 5.    OTHER INFORMATION

Executive Management Changes

On June 9, 2010, Mr. Michael P. Stark was appointed Vice President of Exploration, a position that had been vacant at the Company since 2008.  Mr. Stark has overall responsibility for the Company’s oil and gas exploration activities, including land management, and joined the executive management team reporting to Mr. Maston N. Cunningham, Chief Executive Officer and President.

On June 18, 2010, following the Company’s 2010 Annual Meeting of Shareholders, Mr. G. Thomas Gamble was re-elected Chairman of the Board of Directors; Mr. Maston N. Cunningham was re-elected Chief Executive Officer and President; and Mr. John E. Durbin was re-elected Chief Financial Officer, Treasurer, and Secretary.

On June 29, 2010, the Company announced additional organizational changes designed to strengthen the Company’s focus on accelerating crude oil revenue generation from existing assets.  Under the new structure, Mr. Maston N. Cunningham, Chief Executive Officer and President of Tri-Valley Corporation also became President of Tri-Valley Oil & Gas Co. (TVOG), replacing Mr. Joseph R. Kandle.  Mr. Kandle continues to serve as Senior Vice President, Corporate Development, for Tri-Valley Corporation, dedicating his full time to identifying new crude oil and natural gas opportunities, including the assessment of new technologies.

Additional changes announced on June 29, 2010, were a direct reporting relationship for Mr. James C. Kromer, Vice President of Operations for Tri-Valley Corporation to Mr. Cunningham.  The Company announced the consolidation of its minerals activities under Mr. Michael P. Stark, Vice President of Exploration, who also reports directly to Mr. Cunningham. And finally, Mr. John E. Durbin, Chief Financial Officer, assumed additional responsibilities for the human resources, administrative, and information technology functions of the Company; he reports directly to Mr. Cunningham.

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

August 2, 2010	TRI-VALLEY CORPORATION /s/ Maston N. Cunningham Maston N. Cunningham President and Chief Executive Officer

August 2, 2010	/s/ John E. Durbin John E. Durbin Chief Financial Officer