Form 10-Q
period 2010-09-30
TRI VALLEY CORP
filed 2010-11-03
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010	Commission File No. 001-31852

TRI-VALLEY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-1585250 (I.R.S. Employer Identification Number)
4550 California Avenue, Suite 600, Bakersfield, California 93309
(Address of Principal Executive Offices)

Registrant’s Telephone Number Including Area Code:   (661) 864-0500

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

As of November 1, 2010, the Registrant had 38,191,985 shares of common stock ($0.001 par value) and 355,000 shares of Series A preferred stock ($0.001 par value) outstanding.

  TRI-VALLEY CORPORATION

  PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Current Assets
Cash	$ 235,551	$ 290,926
Accounts Receivable - TVOG Production Accrual	650,725	33,623
Accounts Receivable - Trade	-	63,151
Prepaid Expenses	595,628	16,889
Accounts Receivable from Joint Venture Partners - Net	4,842,234	1,432,785
Accounts Receivable - Other	128,259	25,717

Total Current Assets	6,452,397	1,863,091

Property and Equipment - Net
Proved Properties	25,265	25,265
Unproved Properties	1,738,370	1,551,998
Rig	1,013,157	1,132,847
Other Property and Equipment	4,585,186	5,470,295

Total Property and Equipment - Net	7,361,978	8,180,405

Other Assets
Deposits	365,919	172,913
Investments in Joint Venture Partnerships	24,084	17,400
Goodwill	212,414	212,414
Other	-	13,800

Total Other Assets	602,417	416,527

Total Assets	$ 14,416,792	$ 10,460,023

The accompanying Notes are an integral part of these Consolidated Financial Statements.

  TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

Current Liabilities
Notes Payable	$229,796	$439,482
Trade - Accounts Payable and Accrued Expenses	5,977,508	5,962,774
Non-Trade Accounts Payable	-	850,000

Total Current Liabilities	6,207,304	7,252,256

Non-Current Liabilities
Asset Retirement Obligation	1,002,304	351,013
Long-Term Portion of Notes Payable	1,283,210	1,395,649

Total Non-Current Liabilities	2,285,514	1,746,662

Total Liabilities	8,492,818	8,998,918

Stockholders' Equity
Series A Preferred Stock – 10% Cumulative, $0.001 par, $10.00
liquidation value; 20,000,000 shares authorized; 355,000 outstanding	355	-
Common Stock, $.001 par value; 100,000,000 shares authorized;
38,191,985* and 33,190,462 outstanding at September 30, 2010, and
December 31, 2009, respectively.	38,191	33,190
Less: Common Stock in Treasury, at cost; 120,025 shares	(38,370)	(13,370)
Capital in Excess of Par Value	61,655,513	51,469,228
Additional Paid in Capital - Warrants	6,110,602	-
Additional Paid in Capital - Stock Options	2,665,673	2,429,722
Accumulated Deficit	(64,507,990)	(52,457,665)

Total Stockholders' Equity	5,923,974	1,461,105

Total Liabilities and Stockholders' Equity	$14,416,792	$10,460,023

* As of September 30, 2010, Tri-Valley Corporation had received subscriptions to purchase an additional 94,790 shares, which had not been accepted because required subscription documents had not been received from the subscribers, and the necessary stock exchange approval has not been received.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues
Sale of Oil and Gas	$447,473	$373,887	$1,368,462	$991,580
Gain (Loss) on Sale of Asset	(85,760)	-	1,587,732	-
Partnership Income	4,371	-	12,181	30,033
Other Income	1,453	76,404	9,608	282,212
Interest Income	3,390	-	5,409	15,950

Total Revenues	$370,927	$450,291	$2,983,392	$1,319,775

Costs and Expenses
Production Costs	$381,674	$529,423	$914,228	$1,588,269
Mining Exploration Expenses	118,259	197,952	342,648	315,104
Depletion, Depreciation, and Amortization	180,171	445,369	514,463	1,340,931
Bad Debt Expense	44,391	-	44,391	53,980
Interest Expense	85,995	40,294	141,855	138,040
General and Administrative	1,783,521	1,973,444	5,586,829	5,916,172
Warrant Expense	3,221,154	-	7,238,857	-
Stock Option Expense	198,756	-	250,446	-

Total Costs and Expenses	$6,013,921	$3,186,482	$15,033,717	$9,352,496

Loss Before Minority Interest	$(5,642,994)	$(2,736,191)	$(12,050,325)	$(8,032,721)

Minority Interest	-	(10,128)	-	(63,530)

Net Loss	$(5,642,994)	$(2,726,063)	$(12,050,325)	$(7,969,191)

Basic Net Loss Per Share:
Loss from Operations	$(0.15)	$(0.09)	$(0.33)	$(0.28)
Basic Loss Per Common Share	$(0.15)	$(0.09)	$(0.33)	$(0.28)

Weighted Average Number of Shares Outstanding	38,088,543	28,884,999	36,082,981	28,249,933

Weighted Potentially Dilutive Shares Outstanding	43,787,127	31,572,026	39,736,810	30,836,180

No dilution is reported since Net Income is a loss per ASC 260

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009

Cash Flows from Operating Activities
Net Loss	$(12,050,325)	$(7,969,191)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation, Depletion, and Amortization	514,463	1,340,931
Minority Interest	-	(63,530)
Warrant Expense	7,238,857	-
Stock Options	250,446	423,484
(Gain) or Loss on Sale of Property	(1,587,732)	-
Bad Debt Expense	44,391	53,980
Director Compensation	95,400	-
Changes in Operating Capital
(Increase) or Decrease in Total Accounts Receivable	(700,885)	131,329
(Increase) or Decrease in Total Other Assets	(764,629)	(423,514)
Increase or (Decrease) in Accounts Payable, Deferred Revenue,
and Accrued Expenses	(835,266)	2,925,398
Increase or (Decrease) in Accounts Payable to Joint Venture Partners
and Related Parties	-	(912,173)
(Increase) or Decrease in Accounts Receivable from Joint Venture Partners	641,991	2,878,600

Net Cash Used by Operating Activities	$(7,153,289)	$(1,614,686)

Cash Flows from Investing Activities
Proceeds from the Sale of Property	3,059,341	-
Capital Expenditures	(1,032,381)	(480,720)

Net Cash Provided by Investing Activities	$2,026,960	$(480,720)

Cash Flows from Financing Activities
Principal Payments on Long-Term Debt	(322,125)	(188,967)
Net Proceeds from the Issuance of Stock Options	2,200	-
Net Proceeds from the Issuance of Common Stock	5,415,879	2,241,148
Sale or (Purchase) of Treasury Stock	(25,000)	-

Net Cash Provided by Financing Activities	$5,070,954	$2,052,181

Net Decrease in Cash and Cash Equivalents	(55,375)	(43,225)
Cash and Cash Equivalents at Beginning of Period	290,926	2,000,787

Cash and Cash Equivalents at End of Period	$235,551	$1,957,562

Supplemental Schedule of Noncash Transactions
Issuance of Preferred Stock Upon Conversion of Note Payable	$850,000	$-
Issuance of Preferred Stock Upon Conversion of Interest in Great Valley Production
Services, LLC	$2,700,000	$-

The accompanying Notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
September 30, 2010, and 2009
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

Tri-Valley Corporation (“Tri-Valley”, “TVC”, or “the Company”) is a Delaware corporation which currently conducts its operations through five wholly-owned subsidiaries.  TVC’s principal offices are located at 4550 California Avenue, Suite 600, Bakersfield, California  93309. Our telephone number is:  (661) 864-0500.

The Company's five subsidiaries are:

•	Tri-Valley Oil & Gas Co. (“TVOG”) — conducts our hydrocarbon (crude oil and natural gas) business. TVOG derives its revenue from oil and natural gas production.

•	Select Resources Corporation, Inc. (“Select”) — holds and maintains our precious metals and industrial minerals business. Select holds and develops three major mineral assets in the State of Alaska.

•	Great Valley Production Services, LLC (“GVPS”) — conducts our oil production services, well workover services, and the business of refurbishment of oilfield equipment.

•	Great Valley Drilling Company, LLC (“GVDC”) — formed to own and operate a geothermal and oil drilling rig in the State of Nevada.

•	Tri-Valley Power Corporation — is inactive at the present time.

Tri-Valley's businesses are organized into four operating segments:

-	Oil and Gas Operations — This segment represents our oil and gas business. During the first nine months of 2010, this segment generated virtually all of the Company’s revenues from operations.

-	Rig Operations — This segment consists of drilling rig operations.

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

BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine-month period ended September 30, 2010, are not necessarily indicative of the results to be expected for the full year.

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (Continued)

The accompanying consolidated financial statements do not include footnotes and certain financial presentations normally required under accounting principles generally accepted in the United States of America; and, therefore, should be read in conjunction with our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 29, 2010, for the year ended December 31, 2009.

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

Reclassification

Certain reclassifications have been made to the prior year financial statements to be in conformity with fiscal year 2010 presentation.  Those reclassifications consisted of netting Accounts Receivable from Joint Venture Partners in Current Assets against Accounts Payable to Joint Venture Partners in Current Liabilities.  At September 30, 2010, the Company had net Accounts Receivable from Joint Venture Partners.

In the Company’s Consolidated Statement of Operations, Revenues from the Sale of Oil and Gas for the third quarters of 2010 and 2009, as well as, the first nine months of both years, are reflected net of the diluent used to reduce the viscosity of our crude oil and increase the API gravity of the resulting blend, as per industry practice.  Likewise, Production Costs for the same periods have been stated net of the cost of the purchased diluent and associated transportation costs.

Finally, in Note 6 – Financial Information Relating to Industry Segments, we have eliminated Non-Segmented Items’ allocation of Total Assets at September 30, 2010, and December 31, 2009.

NOTE 2 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each period reported. As there were net losses at September 30, 2010, and 2009, common stock equivalents are not included in the computations, as their inclusion would be anti-dilutive.

NOTE 3 - SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 4 - CHANGES IN SECURITIES

Common Stock

During the third quarter of 2010, 841,981 shares were issued to two institutional investors that exercised Series C Warrants purchased under the terms of a Securities Purchase Agreement the Company executed on April 6, 2010, in a registered direct offering of $5.0 million of its common stock and warrants.    As of September 30, 2010, the Company had received subscriptions to purchase an additional 94,790 shares, which had not been accepted because required subscription documents had not been received from the subscribers, and the necessary stock exchange approval has not been received.  There was no stock issuance cost for the third quarter of 2010.

Preferred Stock

During the third quarter of 2010, the Company issued 355,000 shares of restricted Series A preferred stock to the Company’s Chairman of the Board, G. Thomas Gamble, in exchange for outstanding obligations from the Company to Mr. Gamble.  The obligations exchanged included a note payable of $0.9 million from the Company resulting from an advance by Mr. Gamble in December 2009 and the previous acquisition of membership interests in GVPS for consideration of $2.7 million, for a total of $3.6 million.  The exchange was the result of a privately negotiated transaction in reliance on the exemption from registration requirements contained in Regulation D, Rule 506, and Section 4(2) of the Securities Act of 1933.

NOTE 5 - STOCK-BASED COMPENSATION EXPENSE

Stock-Based Compensation Expense charged against income for stock-based awards in the third quarters of 2010 and 2009 was $0.2 million                 and $0.2 million pre-tax, respectively, and is included in the General and Administrative Expenses in the Consolidated Statements of Operations.  For further information regarding Stock-Based Compensation Expense, please refer to Note 2 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009.

NOTE 6 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company reports operating segments according to ASC 280, “Disclosure about Segments of an Enterprise and Related Information.”
The Company identifies four principal, operating industry segments as described in Note 1 – Description of Business and Basis of Presentation, page 7.

The following table sets forth our Revenues by operating segment for the third quarters ended September 30, 2010, and 2009, and the nine months ended September 30, 2010, and 2009, in millions of U.S. Dollars:

	For Three Months Ended	For Three Months Ended	For Nine Months Ended	For Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues
Oil and Gas Operations	$0.40	$0.40	$1.40	$1.00
Rig Operations	-	-	-	-
Minerals	-	-	-	-
Non-Segmented Items	-	-	1.60	0.30
Consolidated Revenues	$0.40	$0.40	$3.00	$1.30

NOTE 6 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

The following table sets forth our Operating Loss by segment for the third quarters ended September 30, 2010, and 2009, and the nine months ended September 30, 2010, and 2009, in millions of U.S. Dollars:

	For Three Months Ended	For Three Months Ended	For Nine Months Ended	For Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Operating Income (Loss)
Oil and Gas Operations	$-	$(1.90)	$0.40	$(2.90)
Rig Operations	-	(0.10)	(0.30)	(0.60)
Minerals	(0.20)	(0.30)	(0.50)	(0.60)
Non-Segmented Items	(5.40)	(0.40)	(11.60)	(3.80)
Total Loss	$(5.60)	$(2.70)	$(12.00)	$(7.90)

The following table summarizes our total assets, in millions of U.S. Dollars, at September 30, 2010, and December 31, 2009:

	September 30,	December 31,
Total Assets	2010	2009
Oil and Gas Operations	$11.50	$7.20
Rig Operations	1.40	1.70
Minerals	1.40	1.40
Drilling and Development	0.10	0.20
Consolidated Total Assets	$14.40	$10.50

NOTE 7 - GOING CONCERN

The Company had a cash balance of $0.2 million at September 30, 2010, as compared with $0.3 million at December 31, 2009.  Total Current Assets increased $4.6 million from $1.9 million at December 31, 2009, to $6.5 million at September 30, 2010.  Total Current Liabilities decreased from $7.3 million at the end of 2009 to $6.2 million at September 30, 2010, a decrease of $1.1 million.  See Note 11 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009, for additional discussion.

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

In December 2009 and again in July 2010, the Company engaged the services of an investment banking firm to act as financial advisor for Tri-Valley Corporation. During fiscal year 2010, the Company intends to market securities in discreet tranches or offerings with an aggregate value of up to $15 million.  The Company closed its first tranche for $5.0 million on April 8, 2010.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the third quarter of 2010, the Company issued 355,000 shares of restricted Series A preferred stock to the Company’s Chairman of the Board, G. Thomas Gamble, in exchange for outstanding obligations from the Company to Mr. Gamble.  The obligations exchanged included a note payable of $0.9 million from the Company resulting from an advance by Mr. Gamble in December 2009 and the previous acquisition of membership interests in GVPS for consideration of $2.7 million for a total of $3.6 million.  The exchange was the result of a privately negotiated transaction in reliance on the exemption from registration requirements contained in Regulation D, Rule 506, and Section 4(2) of the Securities Act of 1933.

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

The profitability of our operations in any particular accounting period will be directly related to the realized prices of crude oil and natural gas sold, the type and volume of crude oil and natural gas produced, and the results of development and exploitation activities. Realized prices for natural gas will fluctuate from one period to another due to regional market conditions and other factors, while oil prices will be predominantly influenced by global supply and demand. The aggregate amount of crude oil and natural gas produced may fluctuate based on the success of development and exploitation of oil and natural gas reserves pursuant to current reservoir management. We benefit from lower natural gas prices as we are a consumer of natural gas in our California operations.  The cost of natural gas used in our steaming operations, production rates, labor, equipment costs, maintenance expenses, and production taxes are expected to be the principal influences on our operating costs. Accordingly, our results of operations may fluctuate from period to period based on the foregoing principal factors, among others.

Notable Third Quarter Items:

•	Expanded 30-day steam cycles on two of the three remaining oil wells at our Pleasant Valley project
•	Completed the initial steam cycle on the fourth oil well at our Claflin property
•	Recompleted the Tilgreut Lease Number 1-18 at our Moffat Ranch property; unfortunately, the zone was non-commercial
•	Hired a senior operations engineer with Steam Assisted Gravity Drainage (SAGD) experience for our Pleasant Valley operations

Notable Items and Expectations for the Fourth Quarter of 2010 and the First Quarter of 2011:

●	Closing the balance of our planned $10.0 million financing for fiscal year 2010
●	Completing the 30-day steam cycles on the last remaining oil well at our Pleasant Valley project
●	Converting an existing vertical well to salt water disposal well at our Pleasant Valley project
●	Recommending a development and financing plan for the Pleasant Valley project with the Advisory Committee of partners who own or control a majority interest of the TVC OPUS 1 Drilling Program, L.P.
●	Designing and constructing an additional steam generator for our Claflin cyclic steaming operation
●	Initiating the drilling of up to five new wells at our Claflin property
●	Initiating the natural gas pipeline connection at our Claflin property

RESULTS OF OPERATIONS

For The Three Months Ended September 30, 2010, Compared With The Three Months Ended September 30, 2009:

For the quarter ended September 30, 2010, Total Revenues were $0.4 million, compared with approximately the same figure for the third quarter of 2009. An adjustment of $0.1 million was made during the third quarter of 2010 to reduce Gain on Sale of Asset, recorded during the second quarter of the year, to reflect expenses incurred, subsequent to the sale. The Company had an Operating Loss of $5.6 million in the third quarter of 2010, compared with an Operating Loss of $2.7 million in the third quarter of 2009.  Total Costs and Expenses increased $2.8 million from the third quarter of 2009 to $6.0 million during the third quarter of 2010.  The increase of $2.8 million in Total Costs and Expenses between the two quarters was attributable to a non-cash Warrant Expense of $3.2 million, offset by decreases in Production Costs; Depletion, Depreciation, and Amortization; and General and Administrative expenses; and an increase in Stock Option Expense totaling $0.4 million.  The non-cash Warrant Expense of $3.2 million during the third quarter of 2010 resulted from a Black Scholes calculation of the expense related to vesting of the Series C Warrants purchased by a group of institutional investors under the terms of a Securities Purchase Agreement the Company executed on April 6, 2010, in a registered direct offering of $5.0 million of its common stock and warrants.  Offsetting the non-cash Warrant Expense was an increase in Additional Paid in Capital – Warrants for $3.2 million in Stockholders’ Equity. For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1-- Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement, filed with the U.S. Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.

Revenues

The Company identifies reportable operating segments by the business or service provided.  The Company also allocates interest income and expense; depletion, depreciation, and amortization; and other operating expenses in its measure of operating segment profit or loss.  The following table sets forth our Revenues and changes in Revenues by segment for the third quarters of 2010 and 2009, in millions of U.S. Dollars:

		For Three Months Ended September 30,
			Increase
	2010	2009	(Decrease)	Change %
Oil and Gas Operations	$0.40	$0.40	$-	0%
Rig Operations	-	-	-	0%
Minerals	-	-	-	0%
Non-Segmented Items	-	-	-	0%
Total Revenues	$0.40	$0.40	$-	0%

Operating Loss

The following table sets forth our Operating Loss and changes in Operating Loss by segment in the third quarters of 2010 and 2009, in millions of U.S. Dollars:

		For Three Months Ended September 30,
			Increase
	2010	2009	(Decrease)	Change %
Oil and Gas Operations	$-	$(1.90)	$1.90	100%
Rig Operations	-	(0.10)	0.10	100%
Minerals	(0.20)	(0.30)	0.10	33%
Non-Segmented Items	(5.40)	(0.40)	5.00	-1,250%
Total Loss	$(5.60)	$(2.70)	$(2.90)	-107%

Costs and Expenses

General and Administrative expenses were $1.8 million for the three months ended September 30, 2010, compared with $2.0 million for the three months ended September 30, 2009, a decrease of $0.2 million, primarily attributable to reductions in salaries and benefits between the two quarters.  Reflecting management’s focus on improving operating efficiency, Production Costs decreased $0.1 from the comparable quarter of 2009.  Depletion, Depreciation, and Amortization decreased during the third quarter of 2010 by $0.3 million from the same period of 2009.  Third quarter 2010 non-cash Warrant Expense was $3.2 million, versus zero during the third quarter of 2009.   This Warrant Expense resulted from a Black Scholes calculation of the expense related to vesting of the Series C Warrants purchased by a group of institutional investors under the terms of a Securities Purchase Agreement the Company executed on April 6, 2010, in a registered direct offering of $5.0 million of its common stock and warrants.  Offsetting the non-cash Warrant Expense was an increase in Additional Paid in Capital – Warrants for $3.2 million in Stockholders’ Equity.  For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1-- Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement, filed with the U.S. Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.

OIL AND GAS OPERATIONS

Oil and Gas Operations Revenues during the third quarter of 2010 were $0.4 million and, effectively, unchanged from the third quarter of 2009.  The Company expects that our Oil and Gas Operations should produce increasing revenues as a result of both increasing production and improved pricing.  We expect the operating income of this segment to continue to improve throughout the balance of 2010 and into fiscal year 2011, as we continue to focus on reducing Production Costs.  Oil and Gas Operations was the only operating segment of the Company to generate significant Revenues during the third quarter of 2010.

Oil and Gas Operations, effectively, broke even for the third quarter of 2010, versus an Operating Loss of $1.9 million for the comparable period of 2009.  The reduction in the Operating Loss between the two quarters of $1.9 million was primarily attributable to higher crude oil prices, higher production volumes, and reduced Production Costs during the third quarter of 2010 as compared with the same quarter in the prior year.

The Company continues to focus development on its Pleasant Valley project in the Oxnard Field in California and on its Claflin property in the Edison Field located east of Bakersfield, California.  As noted previously in Notable Third Quarter Items, the Company expanded 30-day steam cycles on two of the three remaining oil wells on its Pleasant Valley project and completed the initial steam cycle on the fourth oil well on its Claflin property during the third quarter of 2010.

RIG OPERATIONS

In 2006, we created two subsidiaries, Great Valley Production Services, LLC, and Great Valley Drilling Company, LLC.  At September 30, 2010, both companies were wholly-owned by the Company and inactive.  Our sole drilling rig remains idle, and we continue to explore its disposition.

MINERALS

Metals

During the third quarter of 2010, the price of gold rose from $1,244.00 per ounce at June 30, 2010, to $1,307.00 per ounce at September 30, 2010, on the London afternoon fix, and reached a record high during this period. The price of gold has risen approximately 25%, year to date in 2010, as market anticipation of further quantitative easing in the U.S. has undermined the U.S. Dollar and prompted investors to buy gold as a hedge against further currency depreciation.  The Company continues to maintain a strong focus on its gold exploration properties in the State of Alaska.

In November 2009, the Company retained the services of independent technical experts to produce Canadian National Instrument 43-101 Reports (NI 43-101), first on its Shorty Creek and second on its Richardson gold exploration projects in Alaska.  The NI 43-101 Report for Shorty Creek was completed during the second quarter of 2010, and the 43-101 Report for Richardson is scheduled to commence during the fourth quarter of 2010.  NI 43-101 Reports conform to a set of rules and guidelines for reporting and displaying information related to mineral properties and are relied upon to fairly indicate economic potential for listing on Canadian stock exchanges, as well as, for project financing in other venues.  The NI 43-101 for the Shorty Creek Property was completed by independent geological consulting firm, Avalon Development Corporation, and identified a potentially large porphyry copper, gold, and molybdenum system with a core covering an area approximately eight miles in diameter.

Industrial Minerals

The Admiral Calder calcium carbonate quarry in Alaska, wholly owned and managed by our subsidiary company, Select, remained in a care-and-maintenance status during the first nine months of 2010.  Select continued its market and operational assessment studies for the quarry's product.  In that respect, we completed our internal mine and economic model and were contacted by three interested parties.   Discussions are still progressing.  The high-grade product is considered to be in the top one percent of high whiteness and high brightness calcium carbonate deposits in the world and one of the few deposits to be located directly on tidewater.  On-site repair, maintenance and upgrade activities continued during the third quarter of 2010, as well as, a second site visit by an interested party.

NON-SEGMENTED ITEMS

Non-Segmented Items primarily include Warrant and Stock Option Expenses, unallocated salaries and insurance expense, and Interest Expense. Non-Segmented Items increased from $0.4 million during the third quarter of 2009 to $5.4 million in the third quarter of 2010.  The $5.0 million increase between the comparable periods of 2010 and 2009 was primarily attributable to non-cash Warrant Expense of $3.2 million and to a reallocation of General and Administrative expense, Interest Expense, and Warrant and Stock Option Expenses from the Oil and Gas Operations, Rig Operations, and Minerals operating segments to Non-Segmented Items in 2010. The non-cash Warrant Expense resulted from a Black Scholes calculation of the expense related to vesting of the Series C Warrants purchased by a group of institutional investors under the terms of a Securities Purchase Agreement the Company executed on April 6, 2010, in a registered direct offering of $5.0 million of its common stock and warrants.  Offsetting the non-cash Warrant Expense was an increase in Additional Paid in Capital – Warrants for $3.2 million in Stockholders’ Equity. For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1-- Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement, filed with the U.S Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Total Current Assets were $6.5 million at September 30, 2010, $4.6 million higher than at year-end 2009. Cash decreased by $0.1 million from $0.3 million at December 31, 2009, to $0.2 million at September 30, 2010.  Accounts Receivable TVOG Production Accrual increased to $0.6 million at September 30, 2010, compared with less than $0.1 million at year-end 2009, as a result of higher production and sales during the third quarter of 2010. Prepaid Expenses increased nearly $0.6 million from year-end 2009, primarily as a result of advanced royalty payments for our gold properties in Alaska and for our oil properties at Claflin and Pleasant Valley in California. Net Accounts Receivable from Joint Venture Partners increased from $1.4 million at December 31, 2009, to $4.8 million at September 30, 2010.  Total Current Liabilities decreased $1.0 million from December 31, 2009, to $6.2 million at the end of the third quarter of this year, as the Company continued to focus on reducing past due amounts with its vendors.  Non-Trade Accounts Payable decreased $0.9 million from December 31, 2009, to September 30, 2010, resulting from the exchange of preferred stock during the third quarter with the Company’s Chairman of the Board, G. Thomas Gamble, for a note payable of $0.9 million from the Company.  The note payable resulted from an advance by Mr. Gamble in December 2009.

Operating Activities

Net Cash Used by Operating Activities was a negative $7.2 million for the nine months ended September 30, 2010, compared with a negative $1.6 million for the same reporting period in 2009. The negative change in cash flow of $5.6 million between the two periods was primarily attributable to an increase in our Operating Loss; to a decrease in Accounts Payable, Deferred Revenue, and Accrued Expenses; and to an increase in Net Accounts Receivable from Joint Venture Partners.

Investing Activities

Net Cash Used by Investing Activities was $2.0 million for the first nine months of 2010, compared with a negative $0.5 million for the first nine months of 2009. During the first nine months of 2010, the Company received $3.1 million from the sale of assets and made $1.0 million in capital expenditures for well maintenance and improvements. During the first nine months of 2009, we had capital expenditures of $0.5 million, again for well maintenance and improvements.

Financing Activities

Net Cash Provided by Financing Activities during the first nine months of 2010 was $5.1 million, compared with $2.1 million for the same period of 2009. During the first nine months of 2010, our Principal Payments on Long-Term Debt were $0.3 million, while Net Proceeds from the Issuance of Stock Options and Common Stock, less stock rescissions, were $5.4 million. During the same period in 2009, we received $2.2 million in Net Proceeds from the Issuance of Common Stock, and our Principal Payments on Long-Term Debt were $0.2 million.

Liquidity

The recoverability of our crude oil and natural gas reserves depends on future events, including obtaining adequate financing for our exploration and development program, successfully completing our planned drilling program, and achieving a level of operating revenues that is sufficient to support our cost structure.  The Company had cash balances of $0.2 million and $0.3 million at September 30, 2010, and December 31, 2009, respectively.  Total Current Liabilities at September 30, 2010, were $6.2 million versus $7.2 million at December 31, 2009.

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

In December 2009 and again in July 2010, the Company engaged the services of an investment banking firm to act as financial advisor for Tri-Valley Corporation.  During fiscal year 2010, the Company intends to market securities in discreet tranches or offerings with an aggregate value of up to $15 million.  The Company closed its first tranche for $5.0 million on April 8, 2010.

On October 22, 2010, and after the end of the third fiscal quarter, the Company entered into a Sales Agreement with C. K. Cooper & Company (“CKCC”), under which the Company may issue and sell shares of its common stock for consideration of up to $3.0 million, from time to time in an at the market equity offering program, with CKCC acting as the Company’s agent.  Sales of the common stock if any, under the program will depend upon market conditions and other factors to be determined by the Company and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex, on any other existing trading market for the common stock, or to or through a market maker.  The Company has no obligation to sell any common shares in the program and may at any time suspend solicitation and offers under the program or terminate the program.

Through the first quarter of 2010, the primary source of capital for the Company’s managed and operated projects had been investors in the TVC OPUS 1 Drilling Program, L.P., and the private placement of our common stock.  On April 6, 2010, the Company executed a Securities Purchase Agreement with a group of institutional investors to purchase $5.0 million of the Company’s common stock and warrants in a registered direct offering of securities.   For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1-- Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement, filed with the  U.S. Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.  This transaction marked a milestone in the Company’s history as its first entrance into the registered public capital markets for financing.  Until the Company achieves profitability, we will remain dependent upon continued capital formation to cover a portion of our Operating and General and Administrative Expenses for the remainder of 2010.

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

In connection with management’s assessment of our internal control over financial reporting, we identified material weaknesses in our internal control over financial reporting as of December 31, 2009, in the following areas; and management committed to aggressive remediation early during 2010:

•
Cash Management – During the first quarter of 2010, a new Treasury Management Account Structure was implemented with improved controls over authorizing and recording cash disbursements.  New procedures for reconciling all bank accounts monthly were implemented and followed.

•
Authorizing and Recording Equity Transactions – During the first quarter of 2010, new procedures were implemented and followed, ensuring that all equity transactions were reviewed and authorized by the Chief Financial Officer prior to recording.

•
Property, Plant, and Equipment – During the first quarter of 2010, depreciation procedures were fully reviewed, and new procedures for properly recording expenses for depreciable assets were implemented and followed.

As of March 31, 2010, a new evaluation was performed under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, Rule 13a-15(e) and Rule 15d-15(e)).

As a result of remediation of the material weaknesses in internal control over financial reporting cited above during the first quarter of 2010, at September 30, 2010, our management concluded that our disclosure controls and procedures remained effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.

Our independent auditors have not tested or reviewed our new internal control over financial reporting as of the date of this Report.

 PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to our business, certain additional material litigation follows.  Please also refer to Part II., Item 5., Other Information, of this Report.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the third quarter of 2010, the Company issued 355,000 shares of restricted Series A preferred stock to the Company’s Chairman of the Board, G. Thomas Gamble, in exchange for outstanding obligations from the Company to Mr. Gamble.  The obligations exchanged included a note payable of $0.9 million from the Company resulting from an advance by Mr. Gamble in December 2009 and the previous acquisition of membership interests in GVPS for consideration of $2.7 million, for a total of $3.6 million.  The exchange was the result of a privately negotiated transaction in reliance on the exemption from registration requirements contained in Regulation D, Rule 506, and Section 4(2) of the Securities Act of 1933.  As of September 30, 2010, the Company had received subscriptions to purchase an additional 94,790 shares, which had not been accepted because required subscription documents had not been received from the subscribers, and the necessary stock exchange approval has not been received.

 ITEM 5.    OTHER INFORMATION

In mid-August 2010, Tri-Valley was informed by counsel for an investor in its TVC OPUS I Drilling Program, L.P., that the investor may have some claim against the OPUS partnership, Tri-Valley, and its subsidiary, Tri-Valley Oil and Gas Co., (“the potential parties”) relating to the sale of interests in the partnership and management of the partnership.  Due to the investor’s concerns about the possible expiration of the statute of limitations for the potential claims as of September 30, 2010, the potential parties executed tolling agreements with the investor for a period of four years, until September 30, 2014.  This time period will facilitate the investor’s and the potential parties’ desire to enter into discussions to reach an amicable resolution of matters related to the potential claims without need for litigation, arbitration, or other formal proceeding, and in a manner which will avoid unnecessary expense, delay, or disruption to the operations of the potential parties.  During the first year of the tolling agreement, the investor agreed not to file a lawsuit over the potential claims.  No claim has been filed.

ITEM 6.    EXHIBITS

Item                   Description

4.1
Certificate of Designation of Series A Preferred Stock, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 6, 2010

31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	18 U.S.C. Section 1350 Certification
32.2	18 U.S.C. Section 1350 Certification

  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 3, 2010	TRI-VALLEY CORPORATION /s/ Maston N. Cunningham Maston N. Cunningham President and Chief Executive Officer

November 3, 2010	/s/ John E. Durbin John E. Durbin Chief Financial Officer