Form 10-K
period 2010-12-31
TRI VALLEY CORP
filed 2011-03-22
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010	Commission File No. 001-31852

TRI-VALLEY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-1585250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4550 California Avenue, Suite 600, Bakersfield, California 93309
(Address of Principal Executive Offices)

Registrant's Telephone Number Including Area Code:   (661) 864-0500

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $0.001 par value	NYSE Amex, LLC

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes   ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirement for the past 90 days.  Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐         Accelerated filer ☐         Non-accelerated filer ☐         Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $1.02, was approximately $34 million.

The registrant had 55,037,902 shares of common stock outstanding at March 2, 2011.

Documents incorporated by reference:  None

i

ii

PART I

ITEM 1.  BUSINESS

Tri-Valley Corporation (“Tri-Valley”, “TVC”, or “the Company”) is a Delaware corporation which currently conducts its operations through two wholly-owned subsidiaries.  TVC’s principal offices are located at 4550 California Avenue, Suite 600, Bakersfield, California  93309.  Our telephone number is:  (661) 864-0500.

GENERAL

The Company's two wholly-owned subsidiaries are:

•	Tri-Valley Oil & Gas Co. (“TVOG”) — conducts our hydrocarbon (crude oil and natural gas) business. TVOG derives most of its principal revenue from crude oil and natural gas production.

•	Select Resources Corporation, Inc. (“Select”) — holds and maintains our precious metals business. Select holds and develops two major mineral assets in the State of Alaska.

Three inactive, wholly-owned subsidiaries, Great Valley Production Services, LLC; Great Valley Drilling Company, LLC; and Tri-Valley Power Corporation were merged into the Company at the end of 2010 to eliminate costs associated with maintaining those inactive entities.

Tri-Valley's businesses are organized into four operating segments:

-	Oil and Gas Operations — This segment represents our oil and gas business. During 2010, this segment generated virtually all of the Company’s revenues from operations.

-	Rig Operations — This segment consists of drilling rig operations.

-
Minerals — This segment represents our precious metal mineral prospects.  In the past, it has generated revenues from pilot-scale mining projects and subcontracting exploration and business development projects.  This segment holds title to land or leases in the State of Alaska.

-	Drilling and Development — This segment includes revenue received from crude oil and natural gas drilling and development operations performed for joint venture partners.

For additional information regarding Tri-Valley's current developments and operating segments, please see Part II, Item 7. Management's Discussion and Analysis of Financial Condition.  Please also refer to Note 8 – Major Customers and Note 9 – Financial Information Relating to Industry Segments, in Part II, Item 8. Financial Statements.

Marketing

During 2010, we sold all of our crude oil production to Santa Maria Refining Company and to Kern Oil and Refining Co.  All of our natural gas production was sold to DMJ Gas Marketing Consultants, LLC and to the California Energy Exchange Corporation.  With the disposition of certain properties held by our TVC OPUS 1 Drilling Program, L.P., during 2010, crude oil is no longer marketed to Kern Oil and Refining Co. The loss of, and failure to replace, any of our customers would adversely affect the Company.  We do believe, however, that other customers are readily available in our geographic area.  All of our crude oil and natural gas is sold at spot market prices, and we expect sales in 2011 under the same arrangements.

Executive Management Changes during 2010

On February 25, 2010, Mr. Arthur M. Evans, Chief Compliance Officer, left the Company when the compliance function was outsourced to legal counsel.

On March 5, 2010, Mr. F. Lynn Blystone retired from his positions as Chief Executive Officer and Chairman of the Board of Directors of the Company.  Mr. G. Thomas Gamble, Director and Vice Chairman of the Board of Directors, was elected Chairman of the Board of Directors of the Company, replacing Mr. Blystone as Chairman. Mr. Maston N. Cunningham was elected President and Chief Executive Officer of the Company, replacing Mr. Blystone as Chief Executive Officer.

On June 9, 2010, Mr. Michael P. Stark was appointed Vice President of Exploration, a position that had been vacant at the Company since 2008.

On June 18, 2010, following the Company’s 2010 Annual Meeting of Shareholders, Mr. G. Thomas Gamble was re-elected Chairman of the Board of Directors; Mr. Maston N. Cunningham was re-elected President and Chief Executive Officer; and Mr. John E. Durbin was re-elected Chief Financial Officer, Treasurer, and Secretary.

On June 29, 2010, the Company announced additional organizational changes designed to strengthen the Company’s focus on accelerating crude oil revenue generation from existing assets.  Under the new structure, Mr. Cunningham also became President of Tri-Valley Oil & Gas Co., replacing Mr. Joseph R. Kandle.  Mr. Kandle continued to serve as Senior Vice President, Corporate Development, for the Company, dedicating his full time to identifying new crude oil and natural gas opportunities, including assessment of new technologies.  In addition, Mr. James C. Kromer, Vice President of Operations for the Company, began reporting directly to Mr. Cunningham. Tri-Valley also consolidated its minerals activities under Mr. Michael P. Stark, Vice President of Exploration, who also reports to Mr. Cunningham.  Finally, Mr. John E. Durbin, Chief Financial Officer, assumed additional responsibilities for the human resources, administrative, and information technology functions of the Company.

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

We also face significant competition in our precious metals business.  Competition is particularly intense to acquire mineral prospects and deposits suitable for exploration and development, to acquire reserves, and to hire qualified and experienced human resources.  Our competitors in mineral property exploration, acquisition, development, and production include the major mining companies in addition to numerous intermediate and junior mining companies, mineral property investors and individual proprietors.

GOVERNMENTAL REGULATION

Petroleum exploration, development, storage, and sales activities are extensively regulated at both the federal and state levels in the United States.  Likewise, the same is true for the exploration, development, and operation of precious metals properties.  Legislation affecting our businesses is under ongoing review for amendment or expansion, frequently increasing the related regulatory burden.  Numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations affecting the crude oil, natural gas, and precious metals industries.  Compliance with these rules and regulations is often difficult and costly, and there are substantial penalties for noncompliance.  State statutes and regulations require permits for drilling operations, drilling bonds, and reports concerning operations.  Our operations are also subject to numerous laws and regulations governing plugging and abandonment, the discharge of materials into the environment, or otherwise relating to environmental protection.  The heavy regulatory burden on our businesses increases the cost of doing business and, consequently, affects our profitability.  Given the uncertainty of the regulatory environment, we cannot predict the impact of governmental regulation on our financial condition or operating results.

ENVIRONMENTAL REGULATION

Our crude oil and natural gas operations are subject to risks of fire, explosions, blow-outs, pipe failure, abnormally-pressured formations, and environmental hazards such as oil spills, natural gas leaks, ruptures, or discharges of toxic gases, the occurrence of any of which could result in substantial losses due to injury or loss of life, severe damage to, or destruction of property, natural resources, and equipment, pollution or other environmental damage, clean-up responsibilities, regulatory investigation and penalties, and suspension of operations. We maintain insurance against these kinds of risks, but our insurance coverage may not cover all losses in the event of a drilling or production catastrophe.

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

Our precious metals exploration and property development activities in Alaska are subject to various federal and state laws and regulations governing the protection of the environment.  These laws and regulations are continually changing, are generally becoming more restrictive, and have the potential to adversely affect our metals exploration and property development activities.

EMPLOYEES

We had a total of twenty-six (26) employees on March 22, 2011.  Thirteen (13) employees were located in our Bakersfield, California, headquarters, and thirteen (13) employees were assigned to field operations.

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

Unless we successfully add to our existing proved reserves, our future crude oil and natural gas production will decline, resulting in an adverse impact on our business.

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

As explained in detail in Part I, Item 1. Governmental Regulation, and in Item 1. Environmental Regulation, United States exploration for the production and sale of crude oil and natural gas is extensively regulated at both the federal and state levels.  Our oil and gas business is subject to numerous laws and regulations relating to the protection of the environment.  These laws and regulations continue to increase in both number and complexity and affect our operations.  Any change in such laws, rules, regulations, or interpretations, may have a material, adverse effect on our revenues, operating income, and cash flow. Additionally, we could be adversely affected by potential legislation that seeks to control or reduce emissions of “greenhouse gases” or use of fossil fuels, the adoption of which may increase our costs to find, develop, and produce crude oil and natural gas in the future.

Currently pending lawsuit threatens to limit potential development of a significant and valuable heavy oil project.

A legal action is currently pending against us that might result in the termination of our 2009 Scholle Leases in the Hansen portion of our Pleasant Valley Project.  Please see Part I, Item 3.  Legal Proceedings.  Drilling and production operations have not yet commenced in the Hansen portion of our Pleasant Valley Project.  We believe that the Hansen portion of our Pleasant Valley Project has significant potential for development, but if the plaintiffs are successful in terminating the 2009 Scholle Leases, our potential for future development in the Pleasant Valley Field will be significantly impaired.  We are vigorously pursuing and defending this lawsuit, as we believe that we have valid claims and defenses.  The litigation involves one of our three development opportunities in the Pleasant Valley Field.

Our drilling rig operations have not had significant consistent revenue.

Our Nevada-based drilling rig operations began in 2006, and to date, we have never realized an economic rig utilization rate, as demand for petroleum and geothermal drilling in Nevada still continues to be very weak. Our sole drilling rig remains idle as we continue to pursue disposition of the rig and related equipment.

Our minerals business has not yet realized significant revenue and is not presently profitable.

Select Resources Corporation, Inc., was formed in late 2004 to manage our precious metals and industrial minerals properties in Alaska.  The precious metal properties will require additional investment to discover and delineate sufficient mineral resources to justify any future commercial development.  Late in 2010, we sold our calcium carbonate industrial minerals property, the Admiral Calder Mine.  To date, we have realized no significant revenue from operations and cannot predict when, if ever, we may see significant returns from our precious metal investments.

The value of our minerals business depends on numerous factors not under our control.

The economic value of our minerals business may be adversely affected by changes in commodity prices for gold, increases in production and/or capital costs, and increased environmental or permitting requirements by federal and state governments.  If our mineral properties commence production, our operating results and cash flow may be impaired by reductions in forecast grade or tonnage of the deposits, dilution of the mineral content of the ore, reduction in recovery rates, and a reduction in reserves, as well as unforeseen delays in the development of our projects.  Finally, new competitors able to operate at lower costs may enter the industry.

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

Risks Involved in Our Business Generally

Forward Looking Statements

Some of the information in this Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words, such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate”, and “continue,” or similar words. You should read statements that contain these words carefully because they:

•  Discuss our future expectations; or
•  Contain projections of our future results of operations or of our financial condition; or
•  State other “forward-looking” information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict and/or over which we have no control. The risk factors listed in this section, other risk factors about which we may not be aware, as well as, any cautionary language in this report, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward looking statements. You should be aware that the occurrence of the events described in these risk factors could have an adverse effect on our business, results of operations, and financial condition.

Ability to Operate as a Going Concern:  If we are unable to obtain additional funding, our business will be materially impaired.

In December 2009 and again in July 2010, the Company engaged the services of Roth Capital Partners, LLC ("Roth"), an investment banking firm, to act as financial advisor for Tri-Valley Corporation.  On April 6, 2010, the Company executed a Securities Purchase Agreement with a group of institutional investors to purchase $5.0 million of the Company’s common stock and warrants in a registered direct offering of securities.  For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1 – Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement, filed with the U.S. Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.  This transaction marked a milestone in the Company’s history as its first registered direct offering of securities from an effective SEC Form S-3 shelf registration for financing.

On October 22, 2010, the Company entered into a Sales Agreement with another investment banking firm, C. K. Cooper & Company (“CKCC”), under which the Company may issue and sell shares of its common stock for consideration of up to $3.0 million, from time to time in an at the market equity offering program, with CKCC acting as the Company’s agent.  Sales of the common stock if any, under the program will depend upon market conditions and other factors to be determined by the Company and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex, LLC, on any other existing trading market for the common stock, or to or through a market maker.  The Company has no obligation to sell any common shares in the program and may at any time suspend solicitation and offers under the program or terminate the program.  As of December 31, 2010; 932,495 shares of common stock had been sold through the program at an average price of $0.60 per share.  The Company plans to continue utilization of the program to meet its working capital requirements through the first quarter of 2011.

Our cash balance as of December 31, 2010, was $0.6 million.  Current liabilities were $7.9 million on that date.  The current portion of Accounts Receivable from Joint Venture Partners - Net was $3.9 million as of December 31, 2010.  See Part II, Item 8. Financial Statements, Note 11 – Commitments and Contingencies, for the years ended December 31, 2010, and 2009, for additional discussion. In light of this and other factors, our independent accountants have included a going concern qualification in their report on our financial statements for the year ended December 31, 2010, noting that our ability to continue as a going concern is dependent on additional sources of capital and the success of our business strategy.  See Part II, Item 8. Financial Statements, Note 14 – Going Concern for the years ended December 31, 2010, and 2009.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Our principal properties consist of proven and unproven crude oil and natural gas properties and mining claims on unproven precious metals properties.

OIL AND GAS

The following principal properties are operated by the Company:

Pleasant Valley Oil Sands Project:  This project is located in Ventura County, California, in the Oxnard Oil Field where we and the TVC OPUS 1 Drilling Program, L.P., own 25% and 75% working interests, and 18.75% and 56.25% net revenue interests, respectively, in four oil and gas leases located in the Oxnard Oil Field.  We are in the early stages of developing and producing heavy oil from the Upper Vaca Tar Formation using thermal oil recovery technology.  Since 2007, we have drilled a total of eight horizontal wells and installed temporary production facilities.  Currently, we are producing heavy oil from the Upper Vaca Tar from seven wells using Cyclic Steam Stimulation (“CSS”) and artificial lift on the Hunsucker lease.

During 2010, we completed extended steam cycles on six of the seven horizontal wells on the Hunsucker lease, resulting in increased gross production.  As a result of this success, we are completing an extended steam cycle on the remaining well on this lease; and we plan to continue using extended steam cycles on all wells until CSS is replaced in the future by Steam Assisted Gravity Drainage (“SAGD”) technology, which will allow higher production rates and higher recovery of original oil in place.

Our plans for 2011 include the drilling of a horizontal injector well that will be paired with an existing horizontal producing well to pilot continuous steam injection and production using SAGD technology for possible future deployment to fully develop and produce heavy oil from the Upper Vaca Tar in all of the leases.  We anticipate the continuous steam injection and oil production from the SAGD pilot will commence in the second half of 2011, and we will be able to fully evaluate the results by mid 2012.

Claflin:  This project is located in the Racetrack Hill Area of the Edison Field near Bakersfield, California, in Kern County.  Tri-Valley holds a 100% working interest and an 87.5% net revenue interest on this three-parcel leasehold.  In 2010, we started up oil production at four of eight existing wells on the property, and we plan to acquire new 3-D seismic data and drill up to 22 new wells at Claflin during 2011, including nine horizontal wells, and to upgrade existing facilities on the lease.  We anticipate that the majority of these wells will be producing by year-end 2011, using CSS to produce the oil.   These additional wells should significantly increase total production, and the 100% working interest ownership makes it especially attractive for Tri-Valley.

The Company also owns the adjoining Brea lease which will be developed after Claflin development is completed.  Tri-Valley has a 100% working interest and an 83.33% net revenue interest in the Brea property.

All future development at our Pleasant Valley and Claflin properties is subject to the availability of capital.

Proved Reserves

We have retained the services of Mr. Leland B. Cecil, P.E., an independent petroleum engineer based in Logan, Utah, to estimate the Company’s net share of Proved and Prospective Reserves at December 31, 2010, for all oil and gas properties except those at Pleasant Valley. AJM Petroleum Consultants of Calgary, Alberta, Canada, were engaged to estimate the Company’s net share of Proved and Prospective Reserves at December 31, 2010, for the Pleasant Valley properties due to their extensive experience with CSS and SAGD oil sands projects in Canada.  Proved Reserve estimates are classified as either Developed or Undeveloped Reserves.  Prospective Reserves are differentiated as Probable Reserves and Possible Reserves. The estimates were prepared according to the guidelines established by the SEC and FASB for valuation of crude oil and natural gas reserves.

Proved Reserves are those quantities of crude oil and natural gas, which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs, and under existing economic conditions, operating methods, and government regulations, prior to the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain, regardless of whether deterministic or probabilistic methods are used for the estimation.  Projects to extract the hydrocarbons must have commenced, or the operator must be reasonably certain it will commence the projects within a reasonable time.  Proved Reserves are further classified as either Developed or Undeveloped.  Proved Developed Reserves are Proved Reserves that can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well, and through installed extraction equipment and infrastructure operational at the time of the reserves estimate if the extraction is by means not involving a well.  Proved Undeveloped Reserves are Proved Reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required for recompletion.

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

  Our estimated future net recoverable crude oil and natural gas reserves as of December 31, 2010, 2009, and 2008, were as follows:

Year Ending		BBL	MCF
		Crude Oil	Natural Gas
December 31, 2010	Developed	316,333	41,256
	Undeveloped	2,738,503	0
	Net Proved	3,054,836	41,256

	Probable	2,433,311	0
	Possible	4,464,000	357,906
	Net Prospective	6,897,311	357,906

December 31, 2009	Developed	282,271	395,252
	Undeveloped	2,738,439	0
	Net Proved	3,020,710	395,252

	Probable	760,000	0
	Possible	6,045,425	42,008
	Net Prospective	6,805,425	42,008

December 31, 2008	Developed	0	695,931
	Undeveloped	0	0
	Net Proved	0	695,931

	Probable	0	0
	Possible	0	0
	Net Prospective	0	0

Economics for determined reserves in 2010 were formulated from market conditions that existed during the twelve months of the year.  Product sale prices were calculated from applicable prices posted on the first day of the calendar months.  Operating expenses were normalized for a twelve-month moving average.  No consideration was given to potential future inflation of either product sale prices or costs relative to future operations.  The present value of projected future net income was calculated at an annual discount rate of 10%.  On this basis, discounted future net revenue to be derived from our Proved Developed and Undeveloped crude oil and natural gas reserves was $62.6 million at December 31, 2010.

Using product sale prices calculated from applicable prices posted on the first day of the calendar months, the estimated present value of the future net revenue to be derived from our Proved Developed and Undeveloped crude oil and natural gas reserves, discounted at 10%, was $46.7 million at December 31, 2009.  Using year-end crude oil and natural gas prices and prevailing levels of lease operating expenses, the estimated present value of the future net revenue to be derived from our Proved Developed and Undeveloped crude oil and natural gas reserves, discounted at 10%, was $1.6 million at December 31, 2008.  The precipitous drop in crude oil reported reserves at the end of 2008 was due to the collapse of crude oil prices in the second half of 2008.  This resulted in the proved producing reserves on our producing oil wells at the time to be written down to zero in the reserve report.

The unaudited supplemental information attached to the Consolidated Financial Statements provides more information on crude oil and natural gas reserves and estimated values. The following table sets forth the net quantities of natural gas and crude oil that we produced during:

	The Year Ended December 31,

	2010	2009	2008
Natural Gas (MCF)	30,247	32,076	102,070
Crude Oil (BBL)	25,796	21,092	26,299

The following table sets forth our average sales price and average production (lifting) cost per unit of crude oil and natural gas produced during:

	Year Ended December 31,

	2010		2009		2008
	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)
Sales Price	$2.95	$64.64	$3.55	$35.74	$8.07	$90.10
Production Costs	$2.96	$54.96	$2.91	$69.68	$1.67	$37.45
Net Profit	$(0.01)	$9.68	$0.64	$(33.94)	$6.40	$52.65

As of December 31, 2010, we had the following gross and net positions in wells and producing acreage:

Wells (1)		Acres (2)
Gross	Net	Gross	Net
57	23.19	4,113	1,326

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

(2)	"Gross" acres represent the total acres in which we have a working interest. "Net" acres represent the aggregate of the working interests which we own in the gross acres.

The following table sets forth the number of productive and dry development wells which we drilled during:

	Year Ended December 31,
	2010	2009	2008

Development
Producing	0	0	6
Dry	0	0	0
Total	0	0	6

We drilled no exploratory wells during 2010, 2009, or 2008.

The following table sets forth information regarding undeveloped and producing oil and gas acreage in which we had an interest on December 31, 2010:

State	Gross Acres	Net Acres
California	7,944	4,247

MINERALS

Our wholly-owned subsidiary, Select Resources Corporation, Inc., ("Select") holds and maintains two exploration stage precious metal properties in the State of Alaska.  It held and maintained an industrial minerals property in the State of Alaska until late in the fourth quarter of 2010, at which time the property was sold.  In June 2010, the Board of Directors decided that Tri-Valley should focus solely on its oil and gas segment and directed management to joint venture, sell, or otherwise dispose of Select's minerals properties so that capital could be redeployed in the Company’s oil and gas projects.

The Richardson and Shorty Creek precious metal properties are exploration stage gold prospects which require additional capital to fully evaluate their gold and minerals potential.  There is no assurance that a commercially-viable mineral deposit exists on either of these precious metal properties.  Current economic conditions point towards continued strength for precious metal prices, and we plan to maintain a strong focus on these properties.

Our former industrial minerals property, the Admiral Calder Mine, contains over 25 million tons of high grade minable resource in place according to our independent engineering estimates and was partially developed and produced for a short time by the previous owner.  After acquiring the Admiral Calder Mine in 2005, Select tried for several years to secure a joint venture partner and/or long-term purchase commitments for calcium carbonate production that would justify a restart of the quarry operations.  However, these business development attempts were not successful, and the property was finally sold in December 2010 to Columbia River Carbonates, a large calcium carbonate producer and processor located in Woodland, WA.

Shorty Creek:  The Shorty Creek property is located in the Tolovana District about 65 miles northwest of Fairbanks, Alaska, along the paved, all-weather Elliot Highway that is the principal route used to access the North Slope petroleum production areas.  Shorty Creek directly offsets, and is on trend with, International Tower Hill’s ongoing exploration drilling program at its Livengood Gold Project which has so far defined 13.3 million ounces of gold (indicated and inferred), using a cut-off of 0.5 grams of gold per ton, according to information in the public domain.

In 2010, independent geological consulting firm, Avalon Development Corporation, performed an evaluation of Shorty Creek and completed an NI 43-101 report, identifying a potentially large porphyry copper, gold, and molybdenum system on the Shorty Creek property.  Avalon believes that the Shorty Creek Project porphyry system may cover an area approximately eight miles in diameter. (This report is available on Tri-Valley’s website at:  http://tri-valleycorp.com/mineralproj-propdesc.html). Avalon’s report is based on updated and reinterpreted geological, geochemical, and geophysical data.  Porphyry deposits generally contain large tonnages of copper, molybdenum, gold, and byproduct metals such as silver and palladium ore.  On average, porphyry mineral systems are three to ten times greater in value than most intrusive related gold deposits.

There is no assurance that a commercially viable mineral deposit exists on this mineral property.  The current economic conditions by all reasonable accounts point towards continued strength for precious metal prices with gold having occasionally exceeded $1,400 per ounce.  Select is actively seeking a strategic partner to joint venture with it and to fund an aggressive exploration program for 2011 and beyond.

 The following table sets forth the information regarding the acreage position of the Shorty Creek claim block as of December 31, 2010:

Gross Acres	Net Acres
58,000	58,000

Richardson:  The Richardson Project is located in the Richardson District, one of the most prospective and underexplored gold exploration districts in east-central Alaska, and covers 29,640 acres or approximately 46 square miles on land owned by the State of Alaska.  These claims are located near the all-weather paved Richardson Highway, about 65 miles southeast of Fairbanks, Alaska, and just south of the nearby Trans-Alaska Pipeline corridor that provides access to our claims from the north.

The Richardson Project is an early-stage gold exploration project with past placer gold production and pilot-size lode gold production.  Geophysical and geochemical signatures are consistent with intrusion-related gold systems.  Nine highly prospective zones have been identified in previous exploration programs carried out by Select and previous owners.

To date, Select has not identified proven or probable mineral reserves on the Richardson Project.  The Company has engaged Avalon Development Corporation to perform an evaluation of the prospect and to produce an NI 43-101 report in 2011 which should be available by the end of the first quarter of the year.  We are actively seeking a strategic partner to joint venture with us and to fund an aggressive exploration program for 2011 and beyond.

The following table sets forth the information regarding the acreage position of our Richardson, Alaska, claim block as of December 31, 2010:

Gross Acres	Net Acres
29,640	28,821

Industrial Minerals:  On December 21, 2010, Select entered into a definitive agreement with Columbia River Carbonates for the sale of its Admiral Calder calcium carbonate quarry located on Prince of Wales Island in Alaska.  The total purchase price was $2.5 million, structured in an all-cash transaction.  The sales agreement contained standard terms and conditions, including representations and warranties from Select, that are common in the mining industry.  The transaction closed on December 23, 2010, and was an important milestone as the first step in the Company’s previously-announced strategy to monetize its mineral assets in Alaska.

ITEM 3.  LEGAL PROCEEDINGS

Other than ordinary, routine litigation incidental to our business, we were involved as of December 31, 2010, in the following material litigation:

Hansen et al. v. Tri-Valley Corporation et al., No. 56-2010-00373549-CU-OR-VTA, Superior Court, Ventura County, California

On May 11, 2010, plaintiffs filed a quiet title action against us and a group of lessors related to the Scholle family (the “Scholle Heirs”). On July 9, 2010, we and the Scholle Heirs filed a cross-complaint for quiet title.  Our cross-complaint seeks to affirm the validity of the 50% mineral interest owned by the Scholle Heirs and to affirm the validity of our oil and gas leases from the Scholle Heirs (“2009 Scholle Leases”), while plaintiffs’ complaint seeks to extinguish the mineral interest of the Scholle Heirs and to terminate our 2009 Scholle Leases.  We believe that the 2009 Scholle Leases have significant and valuable heavy oil deposits.  If the plaintiffs are successful in terminating the 2009 Scholle Leases, our potential for future development in the Pleasant Valley Field will be significantly impaired.

Lenox v. Tri-Valley Corporation, No. 56-2009-00358492-CU-OR-VTA, Superior Court, Ventura County, California

On September 25, 2009, the lessors of our Lenox and Snodgrass oil and gas leases (“Lenox/Snodgrass Leases”) filed a quiet title action against us.  Subsequent to December 31, 2010, on February 22, 2011, the quiet title action was resolved by a Settlement Agreement and Release of Claims.  Under the terms of the Settlement Agreement and Release of Claims, the primary term of the Lenox/Snodgrass Leases has been extended by three years until May 1, 2014, and the lessors waived payment of 2009 and 2010 annual surface rentals and minimum royalties, among other matters.  Please see Part II, Item 8. Financial Statements, Note 15 – Subsequent Events, for greater detail regarding the Settlement Agreement and Release of Claims.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock trades on the NYSE Amex, LLC, under the ticker symbol “TIV”.  The following table shows the high and low sales prices and high and low closing prices reported for the years ended December 31, 2010, and 2009:

	Sales Prices		Closing Prices
	High	Low	High	Low
2010
Fourth Quarter	$1.05	$0.35	$0.99	$0.38
Third Quarter	$1.03	$0.51	$0.99	$0.51
Second Quarter	$2.17	$0.90	$2.15	$0.95
First Quarter	$2.30	$1.71	$2.24	$1.77

2009
Fourth Quarter	$3.80	$1.58	$3.51	$1.63
Third Quarter	$3.59	$0.83	$3.10	$0.83
Second Quarter	$1.56	$0.93	$1.38	$0.93
First Quarter	$1.95	$0.97	$1.95	$1.01

As of December 31, 2010, we estimated our total number of shareholders at just over 4,000 in the United States and several foreign countries.

We historically have paid no dividends, and at this time, we do not plan to pay any dividends in the immediate future.  In 2010, average daily trading volume exceeded 187,000 shares per day.

 EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth, for the Company's equity compensation plans, the number of options and restricted stock outstanding under such plans, the weighted-average exercise price of outstanding options, and the number of shares that remain available for issuance under such plans, as of December 31, 2010.

	Total securities to be issued upon exercise of outstanding options or vesting of restricted stock
Plan category	Number	Weighted-average exercise price	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,570,500	$2.97	1,192,350

Equity compensation plans not approved by security holders	0	0	0

Total	2,570,500	$2.97	1,192,350

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

		Income Statement Data
	2010	2009	2008	2007	2006
Revenues	4,869,704	1,448,001	8,124,700	11,016,107	4,936,723
Operating Income (Loss)	(13,515,075)	(10,661,937)	(14,209,174)	(8,746,830)	(5,881,276)
Loss from Discontinued Operations	-	-	-	-	(4,774,840)
Gain on Sale of Discontinued Operations	-	-	-	-	9,715,604
Income (Loss) before Minority Interest	(13,515,075)	(10,661,937)	(14,478,178)	(8,746,830)	(940,512)
Minority Interest	-	-	(269,005)	(139,939)	(27,341)

Net Loss	(13,515,075)	(10,661,937)	(14,209,174)	(8,606,891)	(913,171)
Basic Earnings per Share:
Loss from Continuing Operations	(0.37)	(0.33)	(0.54)	(0.35)	(0.25)
Income (Loss) from Discontinued Operations, Net	-	-	-	-	0.21
Basic Earnings Per Share:	(0.37)	(0.33)	(0.54)	(0.35)	(0.04)

		Balance Sheet Data
	2010	2009	2008	2007	2006
Property and Equipment, Net	6,156,853	8,180,405	9,921,501	16,232,653	12,076,043
Total Assets	14,687,177	10,460,023	17,470,721	25,254,895	28,654,125
Current Liabilities	7,872,395	7,252,256	5,154,323	10,296,665	9,046,945
Long-Term Obligations	661,429	1,746,662	2,165,578	2,596,101	2,963,562
Minority Interest	-	-	3,334,596	249,945	5,410,746
Stockholders' Equity	6,153,353	1,461,105	6,816,225	12,112,184	11,232,872

No cash dividends have been declared.

 ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

Tri-Valley is currently focused on developing its heavy oil projects located in the San Joaquin and Ventura basins of California and continues efforts to recruit strategic joint venture partners to risk capital to explore and delineate the mineralization potential on its tow exploration stage gold properties in Alaska.  A discovery of commerical quantities of gold or other minerals could provide the Company with additional options, including monetizing its ownership interest so that the capital could be redeployed in oil and gas projects.

Prices for crude oil tend to be influenced by large, foreign state-owned oil companies based upon global supply and demand, while natural gas prices seem to be more dependent on national and local conditions.   We expect that natural gas prices will continue at current levels over the next two years.  If, however, oil and gas prices should fall, due to new regulatory measures or the discovery of new and easily producible reserves, our revenue from crude oil and natural gas sales would also fall.  We do not engage in hedging activities and do not use commodity futures or forward contracts for commodity price risk management.

Our future results will depend on our success in finding new reserves, in commercially developing those reserves, and in developing the proved and unproved reserves and contingent resources we currently have.

CRITICAL ACCOUNTING POLICIES

We prepared Consolidated Financial Statements for inclusion in this Report in accordance with accounting principles that are generally accepted in the United States ("GAAP"). Part II, Item 8. Financial Statements, Note 2 – Summary of Significant Accounting Policies, contains a comprehensive discussion of our significant accounting policies. Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and disclosures with the Audit Committee of our Board of Directors.

Preparation of our Consolidated Financial Statements under GAAP requires management to make estimates and assumptions that affect reported assets, liabilities, revenues, expenses, and some narrative disclosures. The estimates that are most critical to our Consolidated Financial Statements involve oil and gas reserves, impairment of oil and gas properties, and calculation of an asset retirement obligation.

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

It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2010, is the current market value of our estimated proved reserves.  Changes in crude oil and gas prices can cause revisions in our estimates if the sales price on which reserves are based makes it uneconomical to continue producing the reserves based on our current production costs.  In 2008, our average and year-end price received for natural gas was significantly higher than our average production costs, and it appeared unlikely that natural gas prices would fall far enough to result in an impairment based on historic prices.  However, a significant fall in the price of crude oil in 2008 caused a reduction in our crude oil reserves and resulted in recording an impairment expense as discussed below.  Because of the 2008 impairment of crude oil reserves to a value of zero, no further reduction was possible. Estimates of proved reserves materially impact depletion expense. If the estimates of proved reserves decline, the rate at which we record depletion expense will increase, reducing future net income. Such a decline may result from lower market prices, which may make it uneconomical to drill for and produce higher cost fields. In addition, a decline in proved reserve estimates may impact the outcome of our assessment of its crude oil and natural gas producing properties for impairment.

Impairment of Proved Crude Oil and Natural Gas Properties.  We review our long-lived proved properties, consisting of crude oil and natural gas reserves, at least annually and record impairments to those properties, whenever management determines that events or circumstances indicate that the recorded carrying value of the properties may not be recoverable. Proved crude oil and natural gas properties are reviewed for impairment by depletable field pool, which is the lowest level at which depletion of proved properties is calculated. Management assesses whether or not an impairment provision is necessary based upon its outlook for future commodity prices and net cash flows that may be generated by the properties. We determine that a property is impaired when prices being paid for crude oil or natural gas no longer make drilling or continued production profitable on that property.  A dramatic price decrease in crude oil and natural gas prices during the second half of 2008 required the Company to impair reserves and record an impairment expense of $4.8 million for the year for proved properties. Price increases in prior years did reduce the instances where impairment of reserves appeared to be required.  However, we did record impairment expense of $4.8 million in 2008, as a result of reducing potential future recoverable reserves.  These assets are expected to remain impaired.  We do not currently expect that changes in the price of natural gas would result in impairment of our natural gas properties because our production costs are significantly less than historic market prices.  However, if natural gas prices in Northern California fall below our historic production costs of $1.50 to $1.60 per mcf, more of our proved developed reserves could become impaired.  This, in turn, would reduce our estimates of future revenue, our proved reserve estimates, and our profitability.

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

Stock-Based Compensation.  We adopted ASC 718, Stock Compensation, to account for our Stock Option Plan, beginning January 1, 2006. This standard requires us to measure the cost of employee services received in exchange for an award of equity instruments, based on the grant date fair value of the award. The modified prospective method was selected.  Under this method, we recognized stock option compensation expense as if we had applied the fair value method to account for unvested stock options from the original effective date. Stock option compensation expense was recognized from the date of grant to the vesting date. The fair value of each option award was estimated on the date of grant using the Black-Scholes option pricing model that used the following assumptions:  Expected volatilities were based on the historical volatility of our stock; we used historical data to estimate option exercises and employee terminations within the valuation model; the expected term of options granted was based on historical exercise behavior and represented the period of time that options granted were expected to be outstanding.  The Company used this methodology for valuing the stock option grants issued during 2010; the risk free rate for periods within the contractual life of the option was based on U.S. Treasury rates in effect at the time of grant.

Deferred Tax Asset Valuation Allowance. We adopted ASC 740, to account for income taxes.  We maintain a valuation allowance against our deferred tax assets, which result from net operating losses and statutory depletion carry forwards from prior years. ASC 740, Income Taxes, requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized prior to its expiration.  Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not.  Additionally, our federal and state income tax returns are generally not filed before the financial statements are prepared.  Therefore, we estimate the tax basis of our assets and liabilities at the end of each calendar year, as well as, the effects of tax rate changes, tax credits, and tax credit carry forwards.  Due to uncertainties involved with tax matters, the future effective tax rate may vary significantly from the estimated current year effective tax rate.  ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold as an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements.  As of December 31, 2010, the Company has concluded that more likely than not it will not realize its gross deferred tax asset position, after giving consideration to relevant facts and circumstances. See Part II, Item 8. Financial Statements, Note 7 – Income Taxes.

We will continue to monitor company-specific, crude oil and natural gas industry economic factors and will reassess the likelihood that the Company’s net operating loss and statutory depletion carry forwards will be utilized prior to their expiration.

Commitments and Contingencies.  We adopted ASC 450, to account for commitments and contingencies. We make judgments and estimates regarding possible liabilities for litigation and environmental remediation on a quarterly basis.  Management’s judgment is based on the advice and opinions of legal counsel and other advisers and the interpretation of laws and regulations, which can be interpreted differently by regulators or courts of the law. In accordance with ASC 450, a liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimated.  A change in estimate could impact our oil and gas operating costs and the liability, if applicable, recorded on our balance sheet.  See Part II, Item 8. Financial Statements, Note 11 - Commitments and Contingencies, Contractual Obligations and Contingent Liabilities and Commitments, for additional information.

ACCOUNTING FOR OIL AND GAS PRODUCING ACTIVITIES

Revenue Recognition:  Crude oil and natural gas revenues from producing wells are recognized when title and risk of loss is transferred to the purchaser of the crude oil or natural gas.

Accounting for Suspended Well Costs:  We adopted FASB ASC Topic 932, to account for oil and gas production.  Under this guidance, management is required to expense the capitalized costs of drilling an exploratory well if proved reserves are not found, unless reserves are found and the enterprise is making sufficient progress on assessing the reserves and the economic and operating viability of the project.

Oil and Gas Production:  The Company sells its production at the daily spot price.   Because we expected natural gas prices to hold steady, we sold 100% of our production on the spot market again in 2010.  Thus, a drop in the price of natural gas in 2011 could possibly have a greater impact on us than if we entered into some fixed price contracts for sale of future production.

Our proved hydrocarbon reserves were valued using a standardized measure of discounted future net cash flows of $51.4 million at December 31, 2010; $44.2 million at December 31, 2009; and $1.7 million at December 31, 2008,  after taking into account a 10% discount rate and also taking into consideration the effect of income tax.  Higher future production costs in the 2010 standardized measure were due to higher future costs at our Claflin property, based upon costs from current pilot production operations.  Based upon analogous operations and industry experience, future production costs at Claflin are expected to decrease as new wells are drilled, facilities are upgraded, and production volumes increase.

RIG OPERATIONS

In 2006, we created two new subsidiaries, Great Valley Production Services, LLC, and Great Valley Drilling Company, LLC.   At year-end 2010, both companies were merged into Tri-Valley Corporation to eliminate costs associated with maintaining those inactive entities. Our sole drilling rig remains idle, and we continue to explore its disposition.

MINING ACTIVITY

Precious Metals

In 2010, the daily average price of gold fluctuated from a low of $1,058.00 to a high of $1,421.00, averaging $1,224.52 for the year. The price of gold rose more than 25% during 2010, as market anticipation of further quantitative easing in the U.S. undermined the U.S. Dollar and prompted investors to buy gold as a hedge against further currency depreciation.  The Company continues to maintain a strong focus on monetization of its gold exploration properties in the State of Alaska.

Industrial Minerals

On December 21, 2010, Select entered into a definitive agreement with Columbia River Carbonates of Woodland, WA, for the sale of its Admiral Calder calcium carbonate quarry located on Prince of Wales Island in Alaska.  The total purchase price was $2.5 million, structured in an all-cash transaction.  The sales agreement contained standard terms and conditions, including representations and warranties from Select, that are common in the mining industry.  The transaction closed on December 23, 2010, and was an important milestone as the first step in the Company’s previously-announced strategy to monetize its mineral assets in Alaska.  The Company purchased the quarry in 2005 for $3.0 million.

RESULTS OF OPERATIONS
We lost approximately $13.5 million in 2010 compared with Net Losses of $10.7 million in 2009 and $14.2 million in 2008.  Total Revenue was $4.9 million in 2010 compared with Total Revenue of $1.4 million in 2009 and $8.1 million in 2008.

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

The following table sets forth our revenues by operating segment for 2010, 2009, and 2008 in thousands of U.S. Dollars:

	2010		2009		2008
	$	%	$	%	$	%
Oil and Gas
Sales	1,757	36%	1,036	72%	3,759	46%
Partnership Income	9	0%	30	2%	-	0%
Total Oil and Gas Revenues	1,766	36%	1,066	74%	3,759	46%

Rig Operations	-	0%	-	0%	1,451	18%

Minerals	-	0%	47	3%	142	2%

Drilling and Development	-	0%	-	0%	2,589	32%

Non-Segmented Items (Interest and Other)	3,104	64%	335	23%	184	2%

Total Revenue	4,870	100%	$ 1,448	100%	8,125	100%

Oil and Gas includes our share of revenues from crude oil and natural gas wells, on which Tri-Valley Oil & Gas Co. serves as operator.  It also includes revenues, as well as, interest revenue attributable to our crude oil and natural gas operations, which we include in Interest Income on the Statement of Operations.

In 2010, Total Oil and Gas Revenues increased 65.6% from 2009.  The increase of $0.7 million in crude oil revenue was attributable to higher oil prices combined with increased production and an increase in revenue due to production at our Claflin property.

In 2009, Total Oil and Gas Revenues decreased by 71.6% from 2008.  The decrease of $2.7 million in crude oil revenue primarily resulted from halts in production during the second quarter at our Pleasant Valley property.

In 2008, a significant source of revenue for the Company had been crude oil and natural gas Drilling and Development.  There was no Drilling and Development revenue for 2010 and for 2009, given no drilling activity during those years.  Revenues from our Drilling and Development segment were $2.6 million in 2008.  This resulted from a decrease in the number of wells drilled in 2008.

There were no operating revenues from Minerals during 2010.  Minerals revenue declined by 67% in 2009 compared with 2008.  In 2008, the Minerals segment revenue was $0.1 million for consulting services performed.

Costs and Expenses

The following table sets forth our operating costs and expenses in thousands of U.S. Dollars:

	2010	2009	2008
Oil and Gas Operations	1,504	2,634	2,828
Rig Operations	494	442	1,424
Minerals	264	247	371
Drilling and Development	-	63	1,815
Non-Segmented Items (G&A, Stock Options Expense
Investment and Other)	16,123	8,724	16,165
Total Costs and Expenses:	$ 18,385	$ 12,110	$ 22,603

Total Costs and Expenses were $18.4 million for the year ended December 31, 2010, compared with $12.1 million for the previous year.  The increase of $6.3 million versus 2009 was primarily attributable to non-cash Warrant Expense of $7.4 million, incurred as a result of warrants issued to retiring employees and to institutional investors during our April 2010 financing transaction.

Total Costs and Expenses were $12.1 million for the year ended December 31, 2009, compared with $22.6 million for the year ended December 31, 2008.  This reduction was primarily attributable to a decrease in expenses in Rig Operations and in Drilling and Development.

Oil and Gas Operations Costs and Expenses during 2010 were $1.5 million compared with $2.6 million in 2009.  The decrease of $1.1 million was due to a decrease in total salary expenses and an overall reduction in operating costs. Oil and Gas Operations Costs and Expenses for the year ended December 31, 2009, at $2.6 million were comparable with $2.8 million for the year ended December 31, 2008.

Costs and Expenses associated with Rig Operations during 2010 were again primarily due to depreciation.  Our sole rig remained idle during both 2010 and 2009, while we pursued its disposition.  Rig Operations Costs and Expenses decreased $1.0 million during 2009 compared with the year ended December 31, 2008, as a result of reduced activity.

Minerals Costs and Expenses effectively remained unchanged from 2009 to 2010.  Costs and expenses for Minerals decreased by $0.1 million from 2008 to 2009.

There were no Drilling and Development Costs and Expenses in 2010 as a result of lack of activity in this operating segment during the year.  In 2009, Drilling and Development Costs and Expenses decreased by $1.8 million from 2008 levels, as activity was halted during the year, and the main component comprising costs and expenses was depreciation.

Non-Segmented Items

The largest component of Non-Segmented Items Costs and Expenses was General & Administrative Expense for both 2010 and 2009.  For the year ended December 31, 2010, Non-Segmented Items Costs and Expenses totaled $16.1 million versus $8.7 million for the previous year.  The $7.4 million increase between the two reporting periods was attributable to non-cash Warrant Expense in 2010.    For the year ended December 31, 2009, Non-Segmented Items Costs and Expenses were $7.4 million lower than during the year ended December 31, 2008, as a result of decreased activity during fiscal year 2009.

Interest expense for 2010 was $0.3 million versus $0.2 million for 2009.  The slight increase in Interest expense for 2010 was due to the payoff of the note with Sealaska Corporation related to the sale of our Admiral Calder calcium carbonate quarry in December 2010.  Interest expense for 2009 and 2008 was effectively unchanged at $0.2 million each year.

The following table summarizes our total operating loss from continuing operations by segment in thousands of U.S. Dollars:

	2010	2009	2008
Oil and Gas	253	(1,568)	931
Rig Operations	(494)	(442)	27
Minerals	(264)	(200)	(229)
Drilling and Development	-	(63)	774
Non-Segmented Items (G&A, Stock Options Expense
Investment and Other)	(13,010)	(8,388)	(15,712)
Total Operating Income (Loss)	$ (13,515)	$ (10,661)	$ (14,209)

FINANCIAL CONDITION

BALANCE SHEET

Cash at December 31, 2010, was $0.6 million, a $0.3 million increase from 2009.  The increase in cash from 2009 to 2010 was due primarily to sales of equipment.  Proved Properties increased from $0.02 million in 2009 to $1.2 million in 2010, as a result of our reactivation of existing wells at our Claflin property.  Unproved Properties increased $0.2 million from 2009 to 2010 as a result of our Asset Retirement Obligation calculation for 2010.  The net value of our Rig decreased from $1.1 million in 2009 to $0.9 million in 2010 as a result of depreciation.  Accounts Receivable TVOG Production Accrual increased from $0.03 million in 2009 to $0.2 million in 2010 due to increased production combined with higher prices for our crude oil and an increased share in revenues.  There were no Accounts Receivable – Trade at year end 2010.

Accounts Receivable from Joint Venture Partners consist of costs to develop and operate wells on behalf of the joint venture partners, less advances received from those partners.  The total current and long-term balances for Accounts Receivable from Joint Venture Partners increased from $1.4 million in 2009 to $6.3 million in 2010.  The total increase in these assets of $4.9 million from 2009 to 2010 was primarily due to the conversion of Company payables of approximately $3.5 million to some former partners in Great Valley Production Services, LLC, to the Company’s Series A Preferred Shares during the second half of 2010.  See Part II, Item 8. Financial Statements, Note 11 – Commitments and Contingencies, for additional discussion.

Long-Term Portion of Notes Payable decreased $1.0 million from 2009 to 2010 primarily due to repayment of our note to Sealaska Corporation as part of the sale of our Admiral Calder calcium carbonate quarry in December 2010.  See Part II, Item 8. Financial Statements, Note 4 – Notes Payable, for additional information.

Trade – Accounts Payable and Accrued Expenses increased $1.8 million from year end 2009 to year end 2010 as a result of increased activity during 2010 at our Claflin project.

Total Stockholders’ Equity increased $4.7 million from December 31, 2009, to $6.2 million at December 31, 2010.  This increase was the result of additional net equity proceeds raised during fiscal year 2010 and to the conversion of Company obligations due some former Great Valley Production Services, LLC, partners to the Company’s Series A Preferred Shares.

CONSOLIDATED STATEMENT OF CASH FLOWS

OPERATING ACTIVITIES

Net Cash Used by Operating Activities was $9.9 million in 2010 compared with $2.7 million in 2009.  Net Loss increased from $10.7 million in 2009 to $13.5 million in 2010.  The increase of $2.9 million in Net Loss was primarily related to non-cash Warrant Expense of $7.4 million, partially offset by Gain on Sale of Property of $3.0 million. Net Cash Used by Operating Activities was $2.7 million in 2009, compared with $17.1 million in 2008.  Net Loss decreased from $14.2 million in 2008 to $10.7 million in 2009.  The decrease in Net Loss from 2008 to 2009 was related primarily to the impairment of Proved Properties and Rig in the prior year. Stock Option Issuance Expense decreased from $0.7 million in 2008 to $0.5 million in 2009 and to $0.4 million in 2010.

In 2010, $0.9 million was provided by an increase in Accounts Payable as compared with an increase of $3.0 million in 2009.  Offsetting the increase in Accounts Payable was an increase of $2.0 million in total Accounts Receivable from Joint Venture Partners – Net in 2010.  Had the Company netted Accounts Receivable from Joint Venture Partners against Accounts Payable to Joint Venture Partners in 2009, the equivalent net figure would have been an increase in Accounts Payable to Joint Venture Partners – Net of $1.6 million.  The 2009 significant increase in Accounts Payable was due to a low cash balance, resulting from increased lease operating activities and reduced financing.

INVESTING ACTIVITIES

Net Cash Provided by Investing Activities in 2010 was $5.5 million versus Net Cash Used by Investing Activities in 2009 of $3.2 million.  Of the $5.5 million, $6.9 million represented Proceeds from the Sale of Property, partially offset by Capital Expenditures of $1.4 million, primarily at our Claflin property.  In 2009, Net Cash Used by Investing Activities was $3.2 million compared with $0.3 million in 2008.  During 2009, $3.3 million was used to purchase the outside third-party interest in Great Valley Production Services, LLC. Expenditures for capital equipment were $0.5 million in 2009, compared with $7.3 million in 2008.  The decrease was due to a reduction in capital spending at our Pleasant Valley project.

FINANCING ACTIVITIES

Net Cash Provided by Financing Activities was $4.7 million in 2010 versus $4.2 million in 2009.  Net Proceeds from the Issuance of Common Stock during 2010 were $6.0 million as compared with $4.6 million in 2009.  Principal Payments on Long-Term Debt increased $0.9 million over the comparable amount in 2009, primarily due to the payoff of the note payable to Sealaska Corporation in connection with the sale of our Admiral Calder calcium carbonate property in December 2010. Net Cash Provided by Financing Activities was $4.2 million in 2009, compared with $11.7 million for the period ending December 31, 2008. Principal Payments on Long-Term Debt used $0.4 million in 2009, compared with $0.5 million in 2008.  Net Proceeds from the Sale of Minority Interest in Great Valley Production Services, LLC, were zero in 2009, compared with $3.6 million in 2008.  Net Proceeds from the Issuance of Common Stock and Stock Options were $4.6 million in 2009 versus $8.6 million in 2008.

LIQUIDITY AND CAPITAL RESOURCES

The recoverability of our crude oil and natural gas reserves depends on future events, including obtaining adequate financing for our exploration and development program, successfully completing our planned drilling program, and achieving a level of operating revenues that is sufficient to support our cost structure.  Our cash balance at December 31, 2010, was $0.6 million, an increase of $0.3 million from the previous year end cash balance.  Total Current Liabilities increased $0.6 million from year end 2009 to year end 2010, while Current Assets increased $3.5 million between the comparable periods to $5.4 million at December 31, 2010.  A majority of the increase in Current Assets between the two periods was comprised of an increase of $2.5 million in Accounts Receivable from Joint Venture Partners – Net.   The Company’s Accounts Receivable from Joint Venture Partners – Net are collateralized for collectability by the joint venture partners’ interests.

Until the Company achieves profitability, we will remain dependent upon raising additional capital to cover a portion of our Operating and General & Administrative Expenses, as well as, capital requirements for 2011.  However, certain factors, such as the economic climate and interest rates, which directly affect the supply of capital, are beyond the Company’s control.  As such, the Company has no certainty that capital will be available when needed; and these conditions raise substantial doubt about its ability to continue as a going concern.

In December 2009 and again in July 2010, the Company engaged the services of Roth Capital Partners, LLC, an investment banking firm, to act as financial advisor for Tri-Valley Corporation.  On April 6, 2010, the Company executed a Securities Purchase Agreement with a group of institutional investors to purchase $5.0 million of the Company’s common stock and warrants in a registered direct offering of securities.  For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1 – Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement, filed with the U.S. Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.  This transaction marked a milestone in the Company’s history as its first sale of registered securities from an effective SEC Form S-3 shelf registration for financing.

On October 22, 2010, the Company entered into a Sales Agreement with C. K. Cooper & Company (“CKCC”), an investment banking firm, under which the Company may issue and sell shares of its common stock for consideration of up to $3.0 million, from time to time in an at the market equity offering program, with CKCC acting as the Company’s agent.  Sales of the common stock if any, under the program will depend upon market conditions and other factors to be determined by the Company and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex, LLC, on any other existing trading market for the common stock, or to or through a market maker.  The Company has no obligation to sell any common shares in the program and may at any time suspend solicitation and offers under the program or terminate the program.  As of December 31, 2010; 932,495 shares of common stock had been sold through the program at an average price of $0.60 per share.  The Company plans to continue utilization of the program to meet its working capital requirements through the first quarter of 2011.

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

ITEM 8.  FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
INDEX

Page

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets at December 31, 2010, and 2009	25

Consolidated Statements of Operations for the Years Ended
December 31, 2010, 2009, and 2008	27

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2010, 2009, and 2008	28

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010, 2009, and 2008	29

Notes to the Consolidated Financial Statements	31

Supplemental Information (Unaudited)	53

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Tri-Valley Corporation

We have audited the accompanying balance sheets of Tri-Valley Corporation as of December 31, 2010 and 2009, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. Tri-Valley Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Tri-Valley Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Tri-Valley Corporation will continue as a going concern.  As discussed in Note 14 to the financial statements, Tri-Valley Corporation has incurred a net loss from operations for the year ended December 31, 2010, and has a retained earnings deficit as of December 31, 2010.  Tri-Valley Corporation’s reoccurring net loss raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 14. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tri-Valley Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 22, 2011, expressed an unqualified opinion.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

Bakersfield, California
March 22, 2011

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2010	December 31, 2009
	(Audited)	(Audited)
Current Assets
Cash	$ 581,148	$ 290,926
Accounts Receivable TVOG Production Accrual	202,482	33,623
Accounts Receivable - Trade	-	63,151
Prepaid Expenses	615,778	16,889
Accounts Receivable from Joint Venture Partners - Net (Notes 5, 11)	3,943,099	1,432,785
Accounts Receivable - Other	32,552	25,717

Total Current Assets	5,375,059	1,863,091

Property and Equipment - Net
Proved Properties, Successful Efforts Method	1,235,932	25,265
Unproved Properties, Successful Efforts Method	1,781,069	1,551,998
Rig	891,690	1,132,847
Other Property and Equipment	2,248,162	5,470,295

Total Property and Equipment - Net (Note 3)	6,156,853	8,180,405

Other Assets
Deposits	526,749	172,913
Investments in Joint Venture Partnerships	23,285	17,400
Goodwill	212,414	212,414
Long-Term Receivable from Joint Venture Partners - Net (Notes 5, 11)	2,392,817	-
Other	-	13,800

Total Other Assets	3,155,265	416,527

Total Assets	$ 14,687,177	$ 10,460,023

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2010	December 31, 2009
	(Audited)	(Audited)
Current Liabilities
Notes Payable (Note 4)	$ 134,322	$ 439,482
Trade - Accounts Payable and Accrued Expenses	7,738,073	5,962,774
Non-Trade Accounts Payable	-	850,000

Total Current Liabilities	7,872,395	7,252,256

Non-Current Liabilities
Asset Retirement Obligation (Note 11)	206,183	351,013
Long-Term Portion of Notes Payable (Note 4)	455,246	1,395,649

Total Non-Current Liabilities	661,429	1,746,662

Total Liabilities	8,533,824	8,998,918

Stockholders' Equity
Series A Preferred Stock - 10.00% Cumulative; $0.001 par, $10.00 liquidation value; 20,000,000
shares authorized; 438,500 shares outstanding	439	-
Common Stock, $.001 par value; 100,000,000 shares
authorized; 44,729,117 and 33,190,462 at December 31, 2010, and
December 31, 2009, respectively.	44,730	33,190
Less: Common Stock in Treasury, at cost; 21,847 shares	(38,370)	(13,370)
Capital in Excess of Par Value	66,444,315	51,469,228
Additional Paid in Capital - Warrants	2,868,034	-
Additional Paid in Capital - Stock Options	2,806,945	2,429,722
Accumulated Deficit	(65,972,740)	(52,457,665)

Total Stockholders' Equity	6,153,353	1,461,105

Total Liabilities and Stockholders' Equity	$ 14,687,177	$ 10,460,023

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	TRI-VALLEY CORPORATION
	CONSOLIDATED STATEMENT OF OPERATIONS
	2010	2009	2008
Revenues
Sale of Oil and Gas	$ 1,756,570	$ 1,035,916	$ 3,322,353
Rig Income	-	-	1,450,907
Partnership Income	9,056	30,000	-
Interest Income	5,851	10,295	39,273
Drilling and Development	-	-	2,588,650
Gain on Sale of Asset	3,014,244	258,797	-
Other Income	83,983	112,993	723,517

Total Revenue	$ 4,869,704	$ 1,448,001	$ 8,124,700

Costs and Expenses
Mining Exploration Expenses	$ 371,975	$ -	$ 386,994
Production Costs	1,507,434	1,608,181	1,291,115
Drilling and Development	-	-	1,815,085
Rig Operating Expenses	-	-	1,109,399
General & Administrative	7,607,475	7,071,201	9,777,850
Interest	324,241	204,741	217,748
Investment	-	269,005	168,702
Depreciation, Depletion & Amortization	570,020	1,778,539	1,905,854
Stock Option Expense	391,718	521,374	745,640
Warrant Expense	7,427,283	-	-
Impairment Loss	140,242	422,590	5,184,492
Loss on Available for Sale Securities	-	200,985	-
Bad Debt	44,391	33,322	-

Total Costs and Expenses	$ 18,384,779	$ 12,109,938	$ 22,602,879

Loss Before Minority Interest	$ (13,515,075)	$ (10,661,937)	$ (14,478,179)
Minority Interest	-	-	(269,005)
Net Loss	$ (13,515,075)	$ (10,661,937)	$ (14,209,174)

Basic Net Loss Per Share:
Basic Loss Per Common Share (Note 6)	$ (0.37)	$ (0.33)	$ (0.54)

Weighted Average Number of Shares Outstanding	36,659,198	32,629,389	26,664,682

Weighted Potentially Dilutive Shares Outstanding	39,735,217	35,159,148	29,515,887

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Total		Common	Preferred	Common	Preferred	Warrants &			Other
	Common	Treasury	Stock	Stock	Stock	Stock	Stock Options	Accumulated	Treasury	Comprehensive	Stockholders'
	Stock	Stock	PV	PV	APIC	APIC	APIC	Deficit	Stock	Income	Equity
Balance at December 31, 2007	25,077,184	1,347	25,077	-	37,090,713	-	2,583,371	(27,586,553)	(13,370)	12,945	12,112,184

Issuance of Common Stock	2,361,183	-	-		10,815,816	-	-	-	-	-	10,815,816
Stock Issuance Costs	-	-	2,361	-	(1,348,176)	-	-	-	-	-	(1,345,815)
Warrants (see Note 10)	-	-	-	-	-	-	(421,887)	-	-	-	(421,887)
Stock Based Compensation (see Note 5)	-	-	-	-	-	-	69,355	-	-	-	69,355
Unrealized Gain on Marketable Securities	-	-	-	-	-	-	-	-	-	(204,254)	(204,254)
(Net of Tax $123,079)	-	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(14,209,173)			(14,209,173)
Balance at December 31, 2008	27,438,367	1,347	27,438	-	46,558,353	-	2,230,839	(41,795,726)	(13,370)	(191,309)	6,816,226

Issuance of Common Stock	5,752,095	-	-	-	6,045,360	-	-	-	-	-	6,045,360
Stock Issuance Costs	-	-	5,752	-	(1,134,485)	-	-	-	-	-	(1,128,733)
Warrants (see Note 10)	-	-	-	-	-	-	(360,842)	-	-	-	(360,842)
Stock Based Compensation (see Note 5)	-	-	-	-	-	-	559,725	-	-	-	559,725
Unrealized Gain on Marketable Securities	-	-	-	-	-	-	-	-	-	191,309	191,309
Net Loss	-	-	-	-	-	-	-	(10,661,940)	-	-	(10,661,940)
Balance at December 31, 2009	33,190,462	1,347	33,190	-	51,469,228	-	2,429,722	(52,457,665)	(13,370)	-	1,461,105

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)

	Total		Common	Preferred	Common	Preferred	Warrants &			Other
	Common	Treasury	Stock	Stock	Stock	Stock	Stock Options	Accumulated	Treasury	Comprehensive	Stockholders'
	Stock	Stock	PV	PV	APIC	APIC	APIC	Deficit	Stock	Income	Equity
Issuance of Common Stock	11,538,655	-	-	-	11,276,564		-	-	-	-	11,277,005
Issuance of Preferred Stock			-	439		4,384,561					4,385,000
Stock Rescission	-	20,500	-	-	-	-	-	-	(25,000)	-	(25,000)
Stock Issuance Costs	-	-	11,539	-	(686,477)	-	-	-	-	-	(674,939)
Warrants (see Note 10)	-	-	-		-	-	2,901,608	-	-	-	2,901,608
Stock Based Compensation (see Note 5)	-	-	-	-	-	-	343,649	-	-	-	343,649
Unrealized Gain on Marketable Securities	-	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	(13,515,075)	-	-	(13,515,075)
Balance at December 31, 2010	44,729,117	21,847	44,729	439	62,059,315	4,384,561	5,674,979	(65,972,740)	(38,370)	-	6,153,353

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,

	2010	2009	2008
Cash Flows from Operating Activities
Net Loss	$ (13,515,075)	$ (10,661,937)	$ (14,209,173)
Adjustments to Reconcile Net Loss to Net Cash
Provided (Used) by Operating Activities
Depreciation, Depletion & Amortization	570,020	1,778,539	1,905,854
Impairment, Dry Hole & Other Disposals of Property	140,242	422,590	5,184,492
Minority Interest	-	-	(269,005)
Loss on Buyback of Minority Interest	-	-	168,702
Stock Option Issuance Expense	391,718	521,374	745,640
Warrant Expense	7,427,284	-	(374,867)
Marketable Securities	-	-	-
(Gain) or Loss on Sale of Property	(3,014,243)	(258,797)	(773,565)
Bad Debt Expense	44,391	33,322	-
Director Stock Compensation	95,640	23,400	93,480
Changes in Operating Capital
(Increase) in Accounts Receivable	(156,934)	846,048	(711,743)
(Increase) in Prepaid Expenses	(598,889)	(4,860)	-
(Increase) in Deposits & Other Assets	(153,920)	(49,887)	222,359
Increase in Accounts Payable, Deferred Revenue & Accrued Expenses	925,299	2,960,272	(2,088,814)
Increase in Amounts Payable to Joint Venture Partners	-	4,160,134	630,754
Decrease in Accounts Receivable from Joint Venture Partners	(2,033,892)	(2,516,338)	(7,660,681)

Net Cash (Used) by Operating Activities	(9,878,360)	(2,746,140)	(17,136,567)

	For the Years Ended December 31,

	2010	2009	2008
Cash Provided (Used) by Investing Activities
Proceeds from the Sale of Property	6,919,311	287,084	7,388,654
Buyback of Minority Interest in Great Valley Drilling/Great Valley Production	-	(3,334,595)	(418,647)
Proceeds from the Sale of Marketable Securities	-	146,071	79,998
Capital Expenditures	(1,430,331)	(465,153)	(7,306,831)
(Investment in) Marketable Securities	-	200,985	-

Net Cash Provided (Used) by Investing Activities	5,488,980	(3,165,608)	(256,826)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	For the Years Ended December 31,

	2010	2009	2008
Cash Provided by Financing Activities
Principal Payments on Long-Term Debt	(1,245,563)	(392,249)	(530,328)
Net Proceeds from the Sale of Minority Interest	-	-	3,603,600
Sale or (Purchase) of Treasury Stock	(25,000)	-	-
Net Proceeds from the Issuance of Stock Options	2,198	21,500	39,150
Net Proceeds from the Issuance of Common Stock	5,947,966	4,572,636	8,614,066

Net Cash Provided by Financing Activities	4,679,601	4,201,887	11,726,488

Net Increase in Cash & Cash Equivalents	290,222	(1,709,861)	(5,666,905)

Cash at the Beginning Year	290,926	2,000,787	7,667,693

Cash at End of Year	581,148	290,926	2,000,787

Supplemental Schedule of Noncash Transactions
Issuance of Preferred Stock Upon Conversion of Note Payable	850,000	-	-
Issuance of Preferred Stock Upon Conversion of Interest in Great Valley Production		-	-
Services, LLC	3,535,000	-	-
Total Noncash Transactions	$ 4,385,000	$ -	$ -

Interest Paid	$ 324,241	$ 204,741	$ 217,748

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

History and Business Activity:  Tri-Valley Corporation (“Tri-Valley”, “TVC”, or “the Company”) is a Delaware corporation which currently conducts its operations through two wholly-owned subsidiaries.  TVC’s principal offices are located at 4550 California Avenue, Suite 600, Bakersfield, California  93309.  Our telephone number is:  (661) 864-0500.

GENERAL

The Company's two subsidiaries are:

•	Tri-Valley Oil & Gas Co. (“TVOG”) — conducts our hydrocarbon (crude oil and natural gas) business. TVOG derives its principal revenue from crude oil and natural gas production.

•	Select Resources Corporation, Inc. (“Select”) — holds and maintains our precious metals business. Select holds and develops two major mineral assets in the State of Alaska.

Three inactive, wholly-owned subsidiaries, Great Valley Production Services, LLC; Great Valley Drilling Company, LLC; and Tri-Valley Power Corporation were merged into the Company at the end of 2010 to eliminate costs associated with maintaining those inactive entities.

Tri-Valley's businesses are organized into four operating segments:

-	Oil and Gas Operations — This segment represents our oil and gas business. During 2010, this segment generated virtually all of the Company’s revenues from operations.

-	Rig Operations — This segment consists of drilling rig operations.

-
Minerals — This segment represents our precious metal mineral prospects.  In the past, it has generated revenues from pilot-scale mining projects and subcontracting exploration and business development projects.  This segment holds title to land or leases in the State of Alaska.

-	Drilling and Development — This segment includes revenue received from crude oil and natural gas drilling and development operations performed for joint venture partners.

For additional information regarding Tri-Valley’s current developments and operating segments, please see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 16 to the Consolidated Financial Statements.

Subsequent Events

Subsequent events have been evaluated through March 22, 2011, which is the date the financial statements were issued.  Please see Part II, Item 8. Financial Statements, Note 15 – Subsequent Events.

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

Consolidation Policy

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, TVOG and Select. Other partnerships in which the Company has an operating or nonoperating interest, in which the Company is not the primary beneficiary, and has less than 51% ownership, are proportionately combined.  These include the TVC OPUS 1 Drilling Program, L.P., Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 Partnership.  All material intra- and intercompany accounts and transactions have been eliminated in combination and consolidation.

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

It should not be assumed that the present value of future net cash flows included in this Report as of December 31, 2010, is the current market value of our estimated proved reserves. In accordance with SEC requirements, we have based the estimated present value of future net cash flows from proved reserves on prices and costs averaged over the course of the past year. Actual future prices and cost may be materially higher or lower than the prices and costs as of the date of the estimate.

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

Asset Retirement Obligations. We have adopted ASC 410, to account for asset retirement obligations. Under this guidance, management is required to make judgments based on historical experience and future expectations regarding the future abandonment cost of its crude oil and natural gas properties and equipment, as well as, an estimate of the discount rate to be used in order to bring the estimated future cost to a present value. The discount rate is based on the risk-free interest rate which is adjusted for our credit worthiness. The adjusted risk-free rate is then applied to the estimated abandonment costs with an annual inflation factor of 1.9% to arrive at the obligation existing at the end of the period under review. We review our estimate of the future obligation quarterly and accrue the estimated obligation based on the above.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash Equivalent and Short-Term Investments

Cash equivalents include cash on hand and on deposit and highly liquid debt instruments with original maturities of three months or less.

Goodwill

The consolidated financial statements include the net assets purchased of Tri-Valley Corporation’s wholly-owned crude oil and natural gas subsidiary, TVOG.  Net assets are carried at their fair market value at the acquisition date.  We have adopted FASB ASC Topic 350 (“ASC 350”), to account for goodwill.  Under ASC 350, goodwill is a non-amortizable asset and is subject to a periodic review for impairment.  Prior to the implementation of ASC 350, the Company had goodwill of $0.2 million that was being amortized.   The carrying amount of goodwill is evaluated annually.  Factors used in the evaluation include the Company’s ability to raise capital as a public company and anticipated cash flows from operating and non-operating mineral properties.

Accounts Receivable from Joint Venture Partners

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

Drilling and Development
Crude oil and natural gas projects may be developed by the Company for sale to industry partners and drilling investors.  These projects are usually exploratory and include the costs of leasing, acquisition, and other geological and geophysical costs (hereafter referred to as “GGLA”), plus a profit to the Company.  Prior to 2002, the Company recognized revenue and profit from projects when sold, irrespective of drilling commencement (“spudding”).

Starting in 2002, the Company changed its project offerings by inclusion of estimated costs of drilling in addition to GGLA costs. This offering is termed a “turnkey” exploratory drilling opportunity because drilling investors are charged only one certain amount in return for Tri-Valley drilling a well to an agreed depth.  The drilling investor is charged the total “turnkey” amount and is not liable for any additional costs associated with drilling to the agreed depth.  Once the well is drilled to the agreed depth and revenue has been recognized, the drilling partners own 75% of the well, and Tri-Valley owns 25% of the well.  If the well has been spudded, and the well is not drilled to the agreed depth or goes unlogged, Tri-Valley is responsible to drill another well to the agreed depth per the “turnkey” contract.  The drilling partners are not obligated for any additional costs to drill another well for more than the original “turnkey” amount. Once the well is spudded, drilling investor money is not refundable.  In conformity with the guidelines provided in ASC 605, Tri-Valley recognizes revenue when it is realized and earned.

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

During 2010, the Company did not engage in any "turnkey" drilling nor did it develop and sell any exploration prospects for a profit.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Drilling Agreements. The Company participates in drilling agreements, whereby it acts as operator of drilling and producing activities.  As operator, TVOG is liable for the activities of these ventures.

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

Crude Oil and Natural Gas Property and Equipment (Successful Efforts Method)

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

Expenditures incurred in drilling exploratory wells are accumulated as work in process until the Company determines whether the well has encountered commercial crude oil and natural gas reserves.  If the well has encountered commercial reserves, the accumulated cost is transferred to crude oil and natural gas properties; otherwise, the accumulated cost, net of salvage value, is charged to dry hole expense. If the well has encountered commercial reserves but cannot be classified as proved within one year after discovery, then the well is considered to be impaired, and the capitalized costs (net of any salvage value) of drilling the well are charged to expense. In 2010, 2009, and 2008, there was $0.1 million, $0.4 million, and $5.2 million, respectively, charged to expense for impairment of exploratory well costs. These impairments charges were related to crude oil and natural gas property impairments and do not include additional impairment charges related to equipment.  Depletion, depreciation, and amortization of crude oil and natural gas producing properties are computed on an aggregate basis using the units-of-production method, based upon estimated proved developed reserves.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

At December 31, 2010, and 2009, the Company carried unproved property costs of $1.8 million and $1.6 million, respectively.  Generally accepted accounting principles require periodic evaluation of these costs on a project-by-project basis in comparison to their estimated value.  These evaluations will be affected by the results of exploration activities, commodity price outlooks, planned future sales, or expiration of all or a portion of the leases, contracts, and permits appurtenant to such projects.  If the quantity of potential reserves determined by such evaluations is not sufficient to fully recover the cost invested in each project, the Company will recognize non-cash charges in the earnings of future periods.

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

Other Properties and Equipment

Properties and equipment are depreciated using the straight-line method over the following estimated useful lives:

Office Furniture and Fixtures	3 – 7 Years
Vehicles, Machinery, and Equipment	5 – 10 Years
Building	15 Years

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

Concentration of Credit Risk and Fair Value of Financial Instruments

The Company places its temporary cash investments with high credit quality financial institutions and limits the amount of credit exposure to any one financial institution.  Total uninsured cash at 2010 year end was $0.6 million.

Fair value of financial instruments is estimated to approximate the related book value, unless otherwise indicated, based on market information available to the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation Plans /Share-Based Payment

The Company has adopted ASC 718 to account for stock based compensation plans. This Statement focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement was adopted in the first quarter of 2006. The Company used the modified prospective method, whereby the Company expensed the remaining portion of the requisite service under previously-granted, unvested awards outstanding as of January 1, 2006, and new share-based payment awards granted or modified after January 1, 2006. The Company used the Black-Scholes valuation method to estimate the fair value of its options.  See Note 5 – Related Party Transactions, in Part II, Item 8. Financial Statements, for a further discussion related to the Company’s Stock Incentive Plan.

		December 31,	December 31,	December 31,
		2010	2009	2008
Net Loss	As Reported	(13,515,075)	(10,661,937)	(14,209,174)
Add: Stock-based compensation expense included in reported
net income, net of tax benefit:		391,718	521,374	745,640
Deduct: Stock-based compensation expense determined under
fair value based method for all awards, net of tax		(391,718)	(521,374)	(745,640)
	Pro forma	(13,515,075)	(10,661,937)	(14,209,173)

Earnings Per Share	As Reported	(0.37)	(0.33)	(0.54)
	Pro forma	(0.37)	(0.33)	(0.54)

Warrants are accounted for under the guidelines established by the FASB ASC Topic 505.  The Company calculates the fair value of warrants issued with the convertible instruments using the Black-Scholes valuation method, using the same assumptions used for valuing employee stock options for purposes of ASC 718, except that the expected life of the warrant is used.   Under these guidelines, the Company allocates the value of the proceeds received. The price allocated for the warrants is calculated by subtracting the current market price of the stock from the total proceeds of the sale of the restricted stock with the warrant attached. The allocated fair value is recorded as Capital Paid In – Warrants.  This allocated fair value of the proceeds from the sale of warrants is subtracted from the value of the warrants using the Black-Scholes valuation method to calculate the stock issuance expense.

Treasury Stock

The Company records acquisition of its capital stock for treasury at cost. Differences between proceeds for reissuance of treasury stock and average cost are charged to retained earnings or credited thereto to the extent of prior charges and thereafter to capital in excess of par value.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation.  ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  ASU 2010-05 became effective on January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

Also in January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820). ASU No. 2010-06 amends ASC Topic 820 to:  (i) require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, (ii) require separate disclosure of purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), (iii) clarify the level of disaggregation for fair value measurements of assets and liabilities, and (iv) clarify disclosures about inputs and valuation techniques used to measure fair values for both recurring and nonrecurring fair value measurements. ASU No. 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of ASU No. 2010-06 on January 1, 2010. The adoption of the provisions of ASU No. 2010-06 did not impact the Company’s financial position, results of operations, or liquidity.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855). ASU No. 2010-09 amends ASC Topic 855 to include the definition of “SEC filer” and alleviate the obligation of SEC filers to disclose the date through which subsequent events have been evaluated. ASU No. 2010-09 became effective during February 2010. See Part II, Item 8. Financial Statements, Note 15 – Subsequent Events, for the Company’s disclosures of subsequent events.

In April 2010, the FASB issued ASU 2010-14 which amends the guidance on oil and gas reporting in ASC 932.10.S99-1 by adding the Codification SEC Regulation S-X, Rule 4-10, as amended by the SEC Final Rule 33-8995.  Both ASU 2010-03 and ASU 2010-14 are effective for annual reporting periods ending on or after December 31, 2009.  Application of the revised rules is prospective, and companies are not required to change prior- period presentation to conform to the amendments. The Company adopted the provisions of these updates for the year ended December 31, 2010.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350). ASU No. 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring that an entity perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists for those reporting units. ASU No. 2010-28 is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-28 did not have an impact on the goodwill impairment test performed by the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

		2010	2009
	Oil and Gas - California
	Proved Properties, Gross	$ 2,450,537	$ 1,071,216
	Accumulated Depletion	(1,214,605)	(1,045,951)
	Proved Properties, Net	1,235,932	25,265
	Unproved Properties	1,781,069	1,551,998
	Total Oil and Gas Properties	$ 3,017,001	$ 1,577,263

	Other Property and Equipment
1	Land	227,826	21,281
2	Building	45,124	45,124
3	Machinery & Equipment	2,179,712	7,698,587
4	Rig	2,170,410	2,170,410
5	Vehicles	634,514	890,272
6	Transmission Tower	-	-
7	Office Furniture and Equipment	273,279	154,816
	Total Other Property and Equipment, Gross	5,530,865	10,980,490
	Accumulated Depreciation	(2,391,013)	(4,377,348)
	Total Other Property and Equipment, Net	3,139,852	6,603,142

	Property and Equipment, Net	$ 6,156,853	$ 8,180,405

Depreciation and Depletion Expense for the year ended December 31, 2010, was $0.6 million and for the year ended December 31, 2009, was $1.8 million.  The carrying amount of assets pledged as collateral for the year ended December 31, 2010, was $0.9 million.  In 2009, the carrying amount of assets pledged as collateral was $2.7 million.

NOTE 4 - NOTES PAYABLE
	2010	2009

Note payable to Rabobank dated October 5, 2005. The note is secured by a vehicle at an interest rate of 6.5%, payable in 60 monthly installments of $599.	$ -	$ 5,813

Note payable to Jim Burke Ford dated November 18, 2005; secured by a vehicle; interest at 6.49%; payable in 60 monthly installments of $714.	5,700	7,602

Note payable to Sealaska Corporation dated July 15, 2005; secured by mining machines and equipment; imputed interest at 7.5%; payable in 10 yearly installments of $200,000. Face amount was $2,000,000 before the imputed interest discount of $627,184 which resulted in a principal amount of $1,372,816.	-	944,551

Note payable to Three Way Chevrolet dated April 03, 2006; secured by a vehicle; interest at 5.90%; payable in 60 monthly installments of $577.	-	8,865

Note payable to Moss Family Trust dated February 14, 2006; secured by 200,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $13,747.	40,430	190,604

Note payable to Moss Family Trust dated March 8, 2006; secured by 80,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $5,728	16,846	79,418

Note payable to Three Way Chevrolet dated January 22, 2007; secured by a vehicle; interest at 6.90%; payable in 60 monthly installments of $622.	7,593	14,450

Note payable to Gary D. Borgna and Julie R. Borgna, and Equipment 2000 dated December 30, 2006; secured by Rig Equipment; imputed interest at 8.00%; payable in 120 monthly installments of $9,100 and a payment of $300,000 paid January 3, 2007. Face amount was $1,392,000 before the discount of $342,000 which resulted in a principal amount of $1,050,000.	518,999	583,828

Total Debt at December 31, 2010	589,568	1,835,131
Less Current Portion	134,322	439,482
Long-Term Portion of Notes Payable	$ 455,246	$ 1,395,649

Maturities of long-term debt for the years subsequent to December 31, 2010, are as follow:

	2011	134,322
	2012	82,061
	2013	82,792
	2014	89,189
	2015-2016	201,204
		$ 589,568

NOTE 5 - RELATED PARTY TRANSACTIONS

Employee Stock Options

The Company has a qualified and a nonqualified stock option plan which provides for the granting of options to key employees, consultants, and non-employee directors of the Company.  The 2010 stock option expense was $0.4 million.

The purpose of the Company's stock option plans is to further the interest of the Company by enabling officers, directors, employees, and consultants of the Company to acquire an interest in the Company by ownership of its stock through the exercise of stock options granted under its stock option plan which are vested in one to four years.

The option price, number of shares and grant date are determined at the discretion of the Company’s board of directors. The 1998 stock option plan was supplemented with the 2005 plan.  All newly-issued stock option grants are issued from the 2005 plan. The 2005 plan provides for the issuance of 2,625,000 stock options with 1,192,350 remaining to be issued as of December 31, 2010. Options granted under the plans are exercisable upon vesting.  The vesting dates are determined in the stock option award and the contractual lives vary from five to ten years. The plan expires in October 2015.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions used for grants in 2010:

Year	Expected Life	Expected Dividend	Expected Volatility	Risk-Free Interest Rate
2010	5.00	None	148%	2.42%

The expected exercise life is based on management estimates of future attrition and early exercise rates after giving consideration to employee exercise behavior.  Expected dividend yield is based on the Company’s dividend history and anticipated dividend policy.  Expected volatility is based on historical volatility for the Company’s common stock.  The risk-free interest rate is based on a yield curve of interest rates at the time of the grant based on the contractual life of the option.

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Employee Stock Options (continued)

The following table summarizes information about stock options outstanding at December 31, 2010:

Range of Exercise Prices	Number Outstanding at December 31, 2010	Number Outstanding & exercisable at December 31, 2010	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value (1) at December 31, 2010 (in thousands)

$.54 - $10.00	2,570,500	2,042,250	3.8 years	$2.97	$13

(1) Based on the difference between the exercise price per share and the $0.57 market closing price per share as of December 31, 2010

The following table summarizes information about stock options outstanding at December 31, 2009:

Range of Exercise Prices	Number Outstanding at December 31, 2009	Number Outstanding & exercisable at December 31, 2009	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value (1) at December 31, 2009 (in thousands)

$.50 - $10.00	2,490,500	1,849,000	3.8 years	$3.89	$826

(1) Based on the difference between the exercise price per share and the $1.96 market closing price per share as of December 31, 2009

The following table summarizes information about stock options outstanding at December 31, 2008:

Range of Exercise Prices	Number Outstanding at December 31, 2008	Number Outstanding & exercisable at December 31, 2008	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value (1) at December 31,2008 (in thousands)

$.50 - $10.00	2,405,350	1,860,350	3.5 years	$3.49	$590

(1) Based on the difference between the exercise price per share and the $1.80 market closing price per share as of December 31, 2008

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Employee Stock Options (continued)

Unrecognized Compensation Expense.  At December 31, 2010, there was $0.8 million of unrecognized compensation expense related to unvested awards granted under the Company’s stock option plan.  This amount is expected to be charged to expense over a weighted-average period of two years.

A summary of the status of the Company's fixed stock option plan as of December 31, 2010, 2009, and 2008 and changes during the years ending on those dates is presented below:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Stock Options
Outstanding at beginning of year:	2,490,500	$3.93	2,405,350	$4.37	2,967,350	$3.50
Granted	1,405,000	$1.30	595,000	$1.52	350,000	$6.06
Exercised	(77,000)	$1.75	(63,000)	$0.69	(796,000)	$1.29
Forfeited	(1,248,000)	$3.07	(446,850)	$3.56	(116,000)	$8.41

Outstanding at year’s end	2,570,500	$2.97	2,490,500	$3.93	2,405,350	$4.37

Options exercisable at year’s end	2,042,250	$3.01	1,849,000	$3.89	1,860,850	$3.49

Weighted-average fair value of
options granted during the year:		$1.16		$1.11		$1.89

Available for issuance		1,192,350		1,349,350		1,597,500

A summary of the status of the Company’s non-vested options as of January 1, 2010, and changes during the year ended December 31, 2010, is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Non-Vested at January 1, 2010	639,000	$1.84
Granted	1,345,000	$1.13
Vested	(1,390,750)	$1.28
Forfeited	(65,000)	$1.73
Non-Vested at December 31, 2010	528,250	$1.52

NOTE 5 - RELATED PARTY TRANSACTIONS (Continued)

Partnerships

Tri-Valley sells oil and gas drilling prospects and equipment to partnerships that are sponsored by Tri-Valley and sold to private investors for the purpose of oil and gas drilling and development.  The Company accounts for these partnerships on the pro rata combination method.  Drilling and development revenue related to the TVC OPUS 1 Drilling Program, L.P. (“OPUS”) for the fiscal year ended December 31, 2010, 2009, and 2008, follows:

	2010	December 31, 2009	2008
Drilling and Development Revenue	$ -	$ -	$ 2,588,650

Drilling and Development Costs	$ -	$ -	$ 1,815,085

Oil and gas income from the Tri-Valley Oil & Gas Exploration programs 1971-1 for fiscal year-ended December 31, 2010, 2009, and 2008, follows:

Partnership Income, Net of Expenses	$ 9,056	$ 30,000	$ -

At December 31, 2010, Accounts Receivable from Joint Venture Partners - Net were $3.9 million versus $1.4 million at December 31, 2009.  The net receivable amount recorded at year end 2010 represents the forecast before-tax cash flow to the OPUS partnership for fiscal year 2011, as calculated by AJM Petroleum Consultants, an independent reserves engineering firm, engaged by the Company.  The balance owed the Company at December 31, 2010, of $2.4 million was characterized as a Long-Term Receivable from Joint Venture Partners – Net and reflected, accordingly, as collection of that net receivable from the joint venture partners is forecast to exceed the 2011 fiscal year. With participation from joint venture partners in the TVC OPUS 1 Drilling Program, L.P., during 2011, the Company will formulate a plan for the development and financing of the Pleasant Valley project to provide an optimal economic return and liquidity for the OPUS investors.  Among the Company’s objectives from this plan will be the consolidation and elimination of any receivables and payables among the joint venture partners and the Company.  Please refer to Part II, Item 8. Financial Statements, Note 11 – Commitments and Contingencies, for further discussion. Non-Trade Accounts Payable decreased $0.9 million from December 31, 2009, due to the issuance of Series A preferred stock to the Company’s Chairman of the Board, Mr. G. Thomas Gamble in exchange for settlement of outstanding obligations from the Company to Mr. Gamble at year end 2009.

NOTE 6 – EARNINGS PER SHARE

	Full Year Basic	Weighted	Weighted Average
	Earnings (Loss)	Average Shares	Potentially Dilutive
Year	Per Share	Outstanding	Shares Outstanding
2010	$(0.37)	36,659,198	39,735,217
2009	$(0.33)	32,629,389	35,159,148
2008	$(0.54)	26,664,682	29,515,887

Diluted earnings per share amounts are based on weighted-average shares outstanding, plus common stock equivalents.  Common stock equivalents include stock options and awards and common stock warrants.  As there were losses at December 31, 2010, 2009, and 2008, common stock equivalents were excluded from the calculation of earnings per share, as their inclusion would have been anti-dilutive.

NOTE 7 - INCOME TAXES

As of December 31, 2010, the Company had available net operating loss carry forwards for federal and state tax purposes of $52.4 million and $47.1 million, respectively, which begin to expire in 2025 and 2015, respectively. The Company also had available as of December 31, 2010, federal and state statutory depletion allowance carry forwards of $1.6 million and $0.7 million, respectively, which do not expire.

The components of deferred tax assets at December 31, 2010, 2009, and 2008 are composed of:

	December 31,	December 31,	December 31,
	2010	2009	2008
Net operating loss carry forwards	21,967,403	19,741,824	14,813,815
Statutory depletion carry forwards	581,930	531,400	684,835
Unrealized loss on investment available for sale	-	-	123,079
	22,549,333	20,273,224	15,621,729

Less: deferred tax asset valuation allowance	(22,549,333)	(20,273,224)	(15,498,650)

Net deferred tax assets	$-	$-	$123,079

NOTE 8 - MAJOR CUSTOMERS

Crude Oil and Natural Gas

During 2010, we sold all of our crude oil production to Santa Maria Refining Company and to Kern Oil and Refining Co.  All of our natural gas production was sold to DMJ Gas Marketing Consultants, LLC; and to the California Energy Exchange Corporation.  With the disposition of certain properties held by our TVC OPUS 1 Drilling Program, L.P., during 2010, crude oil is no longer marketed to Kern Oil and Refining Co. All of our crude oil and natural gas is sold at spot market prices, and we expect sales in 2011 under the same arrangements.

NOTE 9 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company reports operating segments according to FASB ASC Topic 280, “Segment Reporting”.

The Company identifies reportable segments by product or service provided.  The Company includes revenues from both external customers and revenues from transactions with other operating segments in its measure of segment profit or loss.  The Company also includes interest revenue and expense, DD&A, and other operating expenses in its measure of segment profit or loss.

The Company’s businesses are classified into four operating segments:

-	Oil and Gas Operations — This segment represents our oil and gas business. During 2010, this segment generated virtually all of the Company’s revenues from operations.

-	Rig Operations — This segment consists of drilling rig operations.

-
Minerals — This segment represents our precious metal mineral prospects.  In the past, it has generated revenues from pilot-scale mining projects and subcontracting exploration and business development projects.  This segment holds title to land or leases in the State of Alaska.

-	Drilling and Development — This segment includes revenue received from crude oil and natural gas drilling and development operations performed for joint venture partners.

NOTE 9 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

					Non -
	Oil and Gas	Rig		Drilling and	Segmented
	Production	Operations	Minerals	Development	Items	Total
Year Ended December 31, 2010:
Revenue	1,756,570	-	-	-	3,113,134	4,869,704
Interest Expense	42,200	-	229,600	52,441	-	324,241
Operating Income (Loss)	253,135	-	(636,000)	(495,000)	(12,637,210)	(13,515,075)
Expenditures for Segment Assets:	-	-	-	-	-	-
Depreciation, Depletion, & Amortization	(144,165)	-	264,130	450,055	-	570,020

Total Assets	12,922,961	-	430,488	1,333,728	-	14,687,177

Net (Loss)	253,135	-	(636,000)	(495,000)	(12,637,210)	(13,515,075)

					Non -
	Oil and Gas	Rig		Drilling and	Segmented
	Production	Operations	Minerals	Development	Items	Total
Year Ended December 31, 2009:
Revenue	1,065,916	-	46,316	-	335,769	1,448,001
Interest Expense	72,373	50,445	81,923	-	-	204,741
Operating Income (Loss)	(4,900,000)	(442,000)	(200,100)	(63,000)	(5,056,837)	(10,661,937)
Expenditures for Segment Assets:	465,153	-	-	-	-	465,153
Depreciation, Depletion, & Amortization	1,025,827	442,447	247,308	62,957	-	1,778,539

Total Assets	5,952,959	1,660,500	1,447,387	168,241	6,303,242	15,532,330

Net (Loss)	(4,900,000)	(442,000)	(200,100)	(63,000)	(5,056,837)	(10,661,937)

					Non -
	Oil and Gas	Rig		Drilling and	Segmented
	Production	Operations	Minerals	Development	Items	Total
Year Ended December 31, 2008:
Revenue	3,759,000	1,451,000	142,000	2,589,000	183,700	8,124,700
Interest Expense	79,084	53,858	84,806	-	-	217,748
Operating Income (Loss)	(2,310,000)	27,000	(229,000)	774,000	(12,740,179)	(14,478,179)
Expenditures for Segment Assets:	6,103,164	1,203,667	-	-	15,296,048	22,602,879
Depreciation, Depletion, & Amortization	929,518	734,991	241,345	-	-	1,905,854

Total Assets	9,102,943	2,340,362	1,816,206	-	4,211,210	17,470,721

Net (Loss)	(2,310,000)	27,000	(229,000)	774,000	(12,740,179)	(14,478,179)

NOTE 10 - COMMON STOCK AND WARRANTS

Common Stock

On April 6, 2010, the Company executed a Securities Purchase Agreement with a group of institutional investors to purchase $5.0 million of the Company’s common stock and warrants in a registered direct offering of securities.  For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1 – Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement, filed with the U.S. Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.

On October 22, 2010, the Company entered into a Sales Agreement with C. K. Cooper & Company (“CKCC”), an investment banking firm, under which the Company may issue and sell shares of its common stock for consideration of up to $3.0 million, from time to time in an at the market equity offering program, with CKCC acting as the Company’s agent.  Sales of the common stock if any, under the program will depend upon market conditions and other factors to be determined by the Company and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex, LLC, on any other existing trading market for the common stock, or to or through a market maker.  The Company has no obligation to sell any common shares in the program and may at any time suspend solicitation and offers under the program or terminate the program.  As of December 31, 2010; 932,495 shares of the Company’s common stock had been sold through the program at an average price of $0.60 per share.

During 2010, the Company issued the following shares of common stock. All of these securities were issued pursuant to privately-negotiated transactions in reliance on the exemption from registration requirements contained in Section 4(2) of the Securities Act of 1933.

-	During the year, employees of the Company exercised stock options previously granted. The new shares issued pursuant to the Stock Option Plan amounted to 9,002 shares.
-	The Company issued 10,000 shares each to six Board Members for services rendered.

-	The Company issued 174,000 restricted shares to five employees (four of whom were named executive officers) in recognition of extraordinary services performed during the year.
-	During the year, the common stock issuance cost was $0.7 million.

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

-	During the year, the common stock issuance cost was $0.7 million.

Warrants

On April 6, 2010, the Company executed a Securities Purchase Agreement with a group of institutional investors to purchase $5.0 million of the Company’s common stock and warrants in a registered direct offering of securities.  For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1 – Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement, filed with the U.S. Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.

The registered direct offering of securities closed on April 8, 2010.  Under the terms of the definitive agreements, the investors purchased 3,846,157 shares of Tri-Valley’s common stock at $1.30 per share, for a total of $5.0 million in gross proceeds, and received warrants to purchase up to 2,307,696 shares (the “Warrants”) in the aggregate.  The Warrants included Series A Warrants to purchase up to 1,153,848 shares of common stock at $1.50 per share for five years and Series B Warrants to purchase up to 1,153,848 shares of common stock at $2.14 per share for seven years.  Subject to certain limitations, the Company was also obligated to issue to the investors a limited number of additional shares pursuant to certain purchase price adjustments on July 2, 2010, and on December 1, 2010, that might occur, dependent upon the then current price of the Company’s common stock in relation to the original issue price.  All of such Warrants contained customary adjustments for corporate events such as reorganizations, splits, dividends, and the exercise prices of all such Warrants were subject to anti-dilution adjustments in the event of additional issuances of common stock below the exercise price then in effect. The Warrants were valued using the Black-Scholes option-pricing model, which resulted in credits to Additional Paid In Capital - Warrants of $6.1 million and resulted in charges to Warrant Expense of $6.1 million as those warrants vested during the year. Roth Capital Partners, LLC, acted as financial advisor to the Company in this transaction.

On December 30, 2010, Tri-Valley announced that it had entered into three separate exchange agreements with three institutional investors for the exchange and cancellation of their Series A, B, and C Warrants for shares of the Company’s common stock.  Under the terms of each of the agreements, the investors exchanged and cancelled Warrants to purchase an aggregate of 6,900,975 shares of Tri-Valley’s common stock for an aggregate of 3,975,000 shares of the Company’s common stock.  The Warrants were those issued in a registered direct offering on April 6, 2010, and discussed in the preceding paragraph.  In addition, each of the investors agreed to cancel the remaining provisions of the Securities and Purchase Agreement, including the right to participate in up to 50% of future financings for a one-year period, ending on April 6, 2011.  Approximately 2.1 million Series A and B Warrants remained outstanding after the exchange.  Please also refer to Part II, Item 8. Financial Statements, Note 15 – Subsequent Events.

During 2010, the Company issued a total of 1,135,000 new warrants to named executive officers as explained in the following two paragraphs.

On March 5, 2010, an Executive Retirement Agreement and Release with Mr. F. Lynn Blystone provided for a grant to Mr. Blystone of a warrant to purchase 700,000 Tri-Valley Corporation common shares at a purchase price of $1.85 per share in exchange for Mr. Blystone’s surrender of all outstanding, previously-issued stock options.  Please refer to Part II, Item 8. Financial Statements, Note 15 – Subsequent Events, and Item 15, Exhibit Number 10.1, included in our Annual Report on Form 10-K, for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission on March 29, 2010, for additional discussion.  The warrant issued to Mr. Blystone was valued using the Black-Scholes option-pricing model, and approximately $1.2 million was credited to Additional Paid In Capital - Warrants and charged to Warrant Expense during the first quarter of 2010.

On December 6, 2010, an Executive Retirement Agreement and Release with Mr. Joseph R. Kandle provided for a grant to Mr. Kandle of a warrant to purchase 435,000 Tri-Valley Corporation common shares at a purchase price of $0.54 per share in exchange for Mr. Kandle’s surrender of all outstanding, previously-issued stock options.  Please refer to Part II, Item 8. Financial Statements, Note 15 – Subsequent Events, and Item 15, Exhibit Number 10.1, of this Report for additional discussion.  The warrant issued to Mr. Kandle was valued using the Black-Scholes option-pricing model, and approximately $0.2 million was credited to Additional Paid In Capital – Warrants and charged to Warrant Expense during the fourth quarter of 2010.

Warrants are accounted for under the guidelines established by Accounting Standards Codification (ASC) 505.   The Company calculates the fair value of warrants issued using the Black-Scholes valuation method, using the same assumptions used for valuing employee options for purposes of Accounting Standards Codification (ASC) 718.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is subject to possible loss contingencies pursuant to federal, state and local environmental laws and regulations. These include existing and potential obligations to investigate the effects of the release of certain hydrocarbons or other substances at various sites; to remediate or restore these sites; and to compensate others for damages and to make other payments as required by law or regulation. These obligations relate to sites owned by the Company or others, and are associated with past and present oil and gas operations.

The amount of such obligations is indeterminate and will depend on such factors as the unknown nature and extent of contamination, the unknown timing, extent and method of remedial actions which may be required, the determination of the Company's liability in proportion to other responsible parties, and the state of the law.

Natural Gas Contracts

The Company sells its gas under two separate gas contracts.  During 2010, 2009, and 2008, the Company sold all of its produced gas under these agreements. The terms of the agreements are identical among the contracts.  During 2010, 2009, and 2008, the terms of the agreements were as follows: 100% of the produced gas was sold at the monthly spot price.

Accounts Receivable from/Accounts Payable to Joint Venture Partners

As discussed in Part II, Item 7. Financial Condition, the Company receives advances from joint venture partners, which represent funds raised to drill wells.  The Company is obligated to use these funds for expenditures of the joint venture project.

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, and lease arrangements as of December 31, 2010:

		Payments Due by Period
		Less Than	1 - 3	3 -5	After 5	Total
		1 Year	Years	Years	Years	Payments
Long-Term Debt	(1)	134,322	254,042	201,204	-	589,568
Operating Lease Commitments	(2)	123,215	-	-	-	123,215
Total Contractual Cash Obligations		$ 257,537	$ 254,042	$ 201,204	$ -	$ 712,783

(1)
Represents cash obligations for principal payments and interest payments on various loans that are all secured by the asset financed. For further detail, see Part II, Item 8. Financial Statements, Note 4 – Notes Payable.

(2)	Lease agreement for corporate headquarters in Bakersfield, California; lease terms through May 31, 2011, at a monthly payment of $24,643.

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

Asset Retirement Obligations

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of Accounting Standards Codification (ASC) 410 during the years ended December 31, 2010, 2009, and 2008.

	December 31,		December 31,	December 31,
	2010		2009	2008
Beginning Asset Retirement Obligation	$ 351,013		$ 327,845	$ 240,394
Liabilities Assumed in Acquisitions	-		-	33,341	(1)
Liabilities Assumed in Revisions	24,070	(2)	-
Liabilities Released in the Disposal of Wells	(192,618)	(3)
Accretion of Discount	23,718		23,168	54,110

Ending Asset Retirement Obligation	$ 206,183		$ 351,013	$ 327,845

(1)	The Company’s portion of the liability for the plugging and abandonment of wells drilled from the Pleasant Valley and Moffat Ranch acquisitions.
(2)	The Company’s portion of the liability for the upward revisions for the plugging and abandonment costs of current wells.
(3)	The Company’s portion of the liabilities released from the abandonment of wells during the year at the Oxnard leases and the wells released from the sale of the Belridge and Edison properties.

NOTE 12 – DISPOSITIONS

Disposition of Non-Core Assets

On December 21, 2010, Select entered into a definitive agreement with Columbia River Carbonates of Woodland, WA for the sale of its Admiral Calder calcium carbonate quarry located on Prince of Wales Island in Alaska.  The total purchase price was $2.5 million, structured in an all-cash transaction.  The sales agreement contained standard terms and conditions, including representations and warranties from Select, that are common in the mining industry.  The transaction closed on December 23, 2010, and was an important milestone as the first step in the Company’s previously-announced strategy to monetize its mineral assets in Alaska.  The Company purchased the calcium carbonate quarry for $3.0 million in 2005.

NOTE 13 – IMPAIRMENT OF LONG-LIVED ASSETS

We participate in a capital intensive industry. At times, our investments become impaired when our reserve estimates are revised downward, when crude oil prices or natural gas prices decline significantly for long periods of time, or when a decision to dispose of an asset leads to a write-down to its fair market value. We may also invest large amounts of money in exploration projects which, if exploratory drilling proves unsuccessful or not viable in the near future, could lead to a material impairment of leasehold values. Impairments in 2010 totaled $0.14 million which were primarily related to an impairment of $0.04 million of our natural gas properties and an impairment of $0.1 million of unproved reserves.

 NOTE 14 – GOING CONCERN

The Company had a cash balance of $0.6 million as of December 31, 2010.  Current liabilities as of December 31, 2010, were $7.9 million.  It should be noted, however, that Accounts Receivable from Joint Venture Partners - Net amounted to $3.9 million and Long-Term Receivable from Joint Venture Partners – Net was $2.4 million.  Please see Part II, Item 8. Financial Statements, Note 11 – Commitments and Contingencies, for the years ended December 31, 2010, and 2009, for additional discussion.

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

In December 2009 and again in July 2010, the Company engaged the services of Roth Capital Partners, LLC, an investment banking firm, to act as financial advisor for Tri-Valley Corporation.  On April 6, 2010, the Company executed a Securities Purchase Agreement with a group of institutional investors to purchase $5.0 million of the Company’s common stock and warrants in a registered direct offering of securities.  For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1 – Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement, filed with the U.S. Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.  This transaction marked a milestone in the Company’s history as its first entrance into the registered public capital markets for financing.

On October 22, 2010, and again on February 4, 2011, the Company entered into Sales Agreements with C. K. Cooper & Company (“CKCC”), an investment banking firm, under which the Company may issue and sell shares of its common stock for consideration of up to $3.0 million, from time to time in an at the market equity offering program, with CKCC acting as the Company’s agent.  Sales of the common stock if any, under the program will depend upon market conditions and other factors to be determined by the Company and may be made in negotiated transactions or transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex, LLC, on any other existing trading market for the common stock, or to or through a market maker.  The Company has no obligation to sell any common shares in the program and may at any time suspend solicitation and offers under the program or terminate the program.  As of December 31, 2010; 932,495 shares of the Company’s common stock had been sold through the program at an average price of $0.60 per share.  The Company plans to continue utilization of the program to meet its working capital requirements through the first quarter of 2011.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 15 – SUBSEQUENT EVENTS

Executive Retirement Agreement and General Release with Mr. Joseph R. Kandle

On December 6, 2010, and amended on February 25, 2011, the Company executed an Executive Retirement Agreement and General Release (“Executive Agreement and Release”) with Mr. Joseph R. Kandle, Senior Vice President, Corporate Development, for the Company.  The Executive Agreement and Release provided for Mr. Kandle’s retirement from the Company and all Company subsidiary positions, effective April 1, 2011, or upon such subsequent date as Mr. Kandle and the Company found mutually acceptable.  Further, the Executive Agreement and Release included a Severance Payment in the gross amount of $105,350, payable pro rata in semi-monthly installments, less applicable withholdings, beginning on April 15, 2011, and continuing until September 30, 2011.  The Executive Agreement and Release also provided for a grant of 30,000 shares of Tri-Valley Corporation common stock, the transfer of an automobile used by Mr. Kandle, a lump sum payment of $25,000 intended to reflect the depreciated value of that automobile, and the assignment of an existing key man life insurance policy with no cash value at the termination of Mr. Kandle’s employment.  In exchange for Mr. Kandle’s surrender of all outstanding Company-issued stock options on November 22, 2010, the Executive Agreement and Release provided for a grant to Mr. Kandle of a warrant to purchase 435,000 Tri-Valley Corporation common shares at a purchase price of $0.54 per share.  The required disclosures of the Executive Agreement and Release have been incorporated into the Company’s Consolidated Financial Statements.

NOTE 15 – SUBSEQUENT EVENTS (Continued)

Exchange and Cancellation of Warrants

On January 3 and on January 7, 2011, the Company announced its entry into exchange agreements with three institutional investors for the exchange and cancellation of its remaining Series A, B, and C Warrants for shares of the Company’s common stock.  Under the terms of the two agreements entered into on those dates, the investors exchanged and cancelled warrants to purchase an aggregate of 2.1 million shares and 0.6 million shares of Tri-Valley’s common stock, respectively, for 1.2 million and 0.2 million shares of the Company’s stock, respectively, and relinquished all their remaining rights under the April 6, 2010, Sales Purchase Agreement.  This included the relinquishment of a right to participate in up to 50% of future financings for a one-year period ending April 6, 2011. Following closure of the exchange agreements, there were no warrants outstanding related to the April 2010 financing transaction. Roth Capital Partners, LLC acted as financial advisor to the Company on this transaction.

Separation Agreement and General Release with Mr. James G. Bush

The Company entered into a Separation Agreement and General Release (“Separation Agreement and Release”) with Mr. James G. Bush, President, Select Resources Corporation, Inc., on February 18, 2011, effective from January 4, 2011.  The Separation Agreement and Release provided for Mr. Bush’s termination from employment with the Company and all Company subsidiary positions.  Further, the Separation Agreement and Release included payment of accrued gross wages and unpaid vacation as of January 4, 2011, in the amount of $18,825, less applicable withholdings, as well as, a Severance Compensation of $40,950 to be paid in six semi-monthly installments, less applicable withholdings, beginning on February 28, 2011, and continuing until May 15, 2011.   The Separation Agreement and Release also provided for a grant to Mr. Bush of a warrant to purchase 50,000 Tri-Valley Corporation common shares at a purchase price of $0.39 per share.  The required disclosures of the Separation Agreement and Release have been incorporated into the Company’s Consolidated Financial Statements.  On January 18, 2011, Mr. Bush also received gross compensation of $25,000 for his efforts in the sale and closing of the Admiral Calder calcium carbonate property, pursuant to terms of his appointment letter as President of Select Resources Corporation, Inc., dated July 2, 2008.

Legal Proceedings

Lenox v. Tri-Valley Corporation, No. 56-2009-00358492-CU-OR-VTA, Superior Court, Ventura County, California.

On February 24, 2011, Tri-Valley Corporation announced the settlement of lease termination litigation over its Lenox Ranch oil and gas leases located in its Pleasant Valley oil sands project near Oxnard, California.  Under the terms of the Settlement Agreement and Release of Claims signed February 22, 2011, the primary term of the leases has been extended by three years until May 1, 2014. The Settlement Agreement and Release of Claims also extends to May 1, 2013, a requirement to drill a new exploration well below a depth of 6,000 feet, and it removes a previous requirement for Tri-Valley to relinquish the oil and gas rights below 6,000 feet if commercial production is not established by May 1, 2013. In addition, the lessors have waived payment of their 2009 and 2010 annual surface rentals and minimum royalties.

NOTE 16 – RECLASSIFICATION NOTE

Certain reclassifications have been made to the prior-year financial statements to be in conformity with fiscal year 2010 presentation.  Those reclassifications consisted of netting Accounts Receivable from Joint Venture Partners in Current Assets and Other Assets against Accounts Payable to Joint Venture Partners in Current Liabilities.  At December 31, 2010, the Company had net Accounts Receivable from Joint Venture Partners.

In the Company’s Consolidated Statement of Operations, Revenues from the Sale of Oil and Gas for 2010, 2009, and 2008 are reflected net of the diluent used to reduce the viscosity of our crude oil and increase the API gravity of the resulting blend, as per industry practice.  Likewise, Production Costs for the same periods have been stated net of the cost of the purchased diluent and associated transportation costs.

In fiscal year 2009, Deposits with various regulatory agencies were reflected as Cash.  For fiscal year 2010, those Deposits were reflected separately in Other Assets.

For fiscal year 2009, Mining Exploration Expenses were reported in General & Administrative expenses.  For fiscal year 2010, Mining Exploration Expenses were separately reported.

Finally, in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, salaries and benefit costs associated with our headquarters staff in fiscal years 2009 and 2008 were reclassified to Non-Segmented Items expenses to be consistent with our 2010 presentation.

SUPPLEMENTAL INFORMATION (UNAUDITED)

The following estimates of proved oil and gas reserves, both developed and undeveloped, represent interests owned by the Company located solely in the United States.

Disclosures of oil and gas reserves, which follow, are based on estimates prepared by independent petroleum engineers for the years ended December 31, 2010, 2009, and 2008. Such analyses are subject to numerous uncertainties inherent in the estimation of quantities of proved reserves and in the projection of future rates of production and the timing of development expenditures. These estimates do not include probable or possible reserves.

These estimates are furnished and calculated in accordance with requirements of the Financial Accounting Standards Board and the Securities and Exchange Commission ("SEC"). Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company. Management's investment and operating decisions are based upon reserve estimates that include proved reserves as well as probable reserves, and upon different price and cost assumptions from those used here. It should be recognized that applying current costs and prices and a ten percent standard discount rate does not convey fair market value. The discounted amounts arrived at are only one measure of the value of proved reserves.

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:
	December 31,	December 31,	December 31,
	2010	2009	2008

Aggregated Capitalized Costs:
Proved Properties	2,450,537	1,071,216	1,175,566
Unproved Properties	1,781,069	1,551,998	1,616,919
Accumulated Depletion, Depreciation and Amortization	(1,214,605)	(1,045,951)	(1,022,021)
Net Capitalized Assets	$ 3,017,001	$ 1,577,263	$ 1,770,464

Results of Operations from Oil and Gas Producing Activities

The results of operations from oil and gas producing activities are as follows:

	December 31,	December 31,	December 31,
	2010	2009	2008

Sales to Unaffiliated Parties	$ 1,756,570	$ 1,035,916	$ 3,322,353
Production Costs	(1,507,434)	(1,608,181)	(1,291,115)
Accretion of Discount	(23,718)	(23,168)	(164,993)

Income Tax Expense	225,418	(595,433)	1,866,245

Results of Operations from Activities before
Extraordinary Items (Excluding Corporate
Overhead and Interest Costs)	$ 225,418	$ (595,433)	$ 1,866,245

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

Changes in Estimated Reserve Quantities
The net interest in estimated quantities of proved developed and undeveloped reserves of crude oil and natural gas at December 31, 2010, 2009, and 2008, and changes in such quantities during each of the years then ended, were as follows:

	December 31, 2010		December 31, 2009		December 31, 2008
	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)	Oil (BBL)	Gas (MCF)

Proved Developed and
Undeveloped Reserves:
Beginning of year	3,020,710	395,252	-	695,931	372,048	791,129
Revisions (a), (b), (c), (d), (e)	96,996	(323,749)	3,041,802	(268,603)	(345,749)	(50,115)
Divestiture (f)	(37,074)	-	-	-	-	-
Improved Recovery (g )	-	-	-	-	-	56,987
Production	(25,796)	(30,247)	(21,092)	(32,076)	(26,299)	(102,070)

End of Year	3,054,836	41,256	3,020,710	395,252	-	695,931

Proved Developed Reserves:
Beginning of Year	282,271	395,252	-	695,931	372,048	791,128
End of Year	316,333	41,256	282,271	395,252	-	695,931

(a)   In 2010, our estimated proved developed and undeveloped oil reserves were revised upward by 96,996 as a result of reactivating old wells at our Claflin lease.  Our estimated proved developed and undeveloped gas reserves were decreased by 323,749 primarily due to the unsuccessful effort to restore production from Hanson 2.

(b)    In 2009, our estimated proved developed and undeveloped oil reserves were revised upward by 3,041,802 as a result of improved pricing and performance at our Edison, Belridge, and Pleasant Valley Leases.

(c)    In 2009, our estimated proved developed and undeveloped gas reserves were decreased by 268,603 mcf due to evaluations at our Hanson Lease.

(d)    In December 2008, the average oil price for properties we operated was $30.126, which was $53.372 lower than the previous year evaluation average oil price of $83.498 (a decrease of 63.92%).  Due to the dramatic drop in oil prices, all producing properties in which Tri-Valley held interests at year end 2008 were operating at uneconomic levels when assessed applying the parameters prescribed by the rules of the Securities and Exchange Commission.  As a result, at year end, oil reserves were reduced by 345,749 barrels, to zero, a 100% decrease.

(e)   In 2008, completion of wells in the Moffat Ranch Field and extended production of the Martins-Severin # 6 and Webb Tract # 2 wells increased reserves by 56,982 mcf.

(f)   In 2010, our estimated proved developed and undeveloped oil reserves were decreased by 37,074 bbls due to the sale of our Belridge and Edison properties.

(g)   In 2008, our estimated proved reserves were reduced by 49,771 mcf from current evaluations of the Hanson Lease and Webb Tract # 1 wells.  Gas reserve estimates of 344 mcf for one small, non-operated lease were reduced to zero.

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

Standardized Measure of Discounted Future Net Cash Flows Relating To Proved Oil and Gas Reserves

A standardized measure of discounted future net cash flows is presented below for the years ended December 31, 2010, 2009, and 2008.

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

	December 31, 2010	December 31, 2009	December 31, 2008

Future Cash in Flows	$219,409,376	$160,584,010	$4,911,415
Future Production Costs	(83,842,848)	(47,677,817)	(1,406,356)
Future Development Costs	(17,054,100)	(18,464,694)	-
Future Income Tax Expenses	(4,532,016)	(3,513,156)	(200,908)
Future Net Cash Flows	113,980,412	90,928,343	3,304,151
10% Annual Discount for Estimated Timing of Cash Flows	62,601,993	46,676,521	1,557,893
Standardized Measure of Discounted Future Net Cash Flow	51,378,419	44,251,822	1,746,258

Refer to the following table for analysis in changes in standardized measure.

Changes in Standardized Measure of Discounted Future Net Cash Flow from Proved Reserve Quantities

This statement discloses the sources of changes in the standardized measure from year to year. The amounts reported as "Net Changes in Prices" and "Changes in Production Costs" represent the present values of changes in prices and production costs multiplied by estimates of proved reserves as of the beginning of the year.  The "accretion of discount" was computed by multiplying the ten percent discount factor by the standardized measure as of the beginning of the year.  The "Sales of oil and gas produced, net of production costs" is expressed in actual dollar amounts.  "Revisions of previous quantity estimates" is expressed at year-end prices.

The "Net change in income taxes" is computed as the change in present value of future income taxes.

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

	December 31, 2010	December 31, 2009	December 31, 2008

Standardized Measure - Beginning of Period	$44,251,822	$1,746,258	$12,324,390

Sales of oil and gas produced, net of production costs	(249,136)	(329,949)	(3,090,340)
Revisions of estimates of reserves provided in prior years:
Net Changes in Prices	55,418,995	54,439,800	973,607
Revisions of Previous Quantity Estimates	5,678,992	1,416,000	2,641,502
Extensions and Discoveries	-	107,819,000	86,986
Property Divestitures	(374,310)	-	-
Accretion of Discount	(15,676,336)	(52,792,287)	1,485,846
Changes in Production Costs	(38,040,933)	(46,235,306)	(11,307,724)
Changes in Development Costs	1,410,594	(18,464,694)
Net Change in Income Taxes	(1,041,269)	(3,347,000)	(1,368,009)

Net Increase (Decrease)	7,126,597	42,505,546	(10,578,132)

Standardized Measure - End of Period	$51,378,419	$44,251,822	$1,746,258

 Quarterly Financial Data (Unaudited)

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenue	1,190,467	1,556,623	370,927	1,751,687
Net Income (Loss)	(2,201,374)	(4,205,957)	(5,642,994)	(1,464,750)

Net Income per Common Share Basic	$ (0.07)	$ (0.11)	$ (0.15)	$ (0.04)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenue	359,770	509,713	450,291	128,227
Net Income (Loss)	(3,053,839)	(2,189,288)	(2,726,063)	(2,692,747)

Net Income per Common Share Basic	$ (0.11)	$ (0.08)	$ (0.09)	$ (0.05)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenue	1,678,847	2,262,189	1,425,456	2,758,206
Net Income (Loss)	(2,107,883)	(3,340,668)	(1,197,399)	(7,832,228)

Net Income per Common Share Basic	$ (0.09)	$ (0.13)	$ (0.05)	$ (0.27)

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

The Company conducted an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of December 31, 2010.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective as of December 31, 2010, as discussed in Management’s Report on Internal Control over Financial Reporting.

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

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.
Under the supervision and with the participation of management, including the Chief Executive and the Chief Financial Officers, we made an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control

There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Tri Valley Corporation

We have audited Tri-Valley Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Tri-Valley Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying report from management. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion Tri-Valley Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Tri-Valley Corporation, and our report dated March 22, 2011, expressed an unqualified opinion.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

Bakersfield, California
March 22, 2011

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

All of our Directors serve one-year terms from the time of their election to the time their successor is elected and qualified.  The following information is furnished with respect to each Director and Executive Officer who served as such during the fiscal year ended December 31, 2010:

		Year First
		Became Director or	Position With
Name of Director	Age	Executive Officer	The Company

F. Lynn Blystone (a)	75	1974	Chairman of the Board of Directors, Chief Executive Officer and Director, Tri-Valley Corporation; Chief Executive Officer and Director, Tri-Valley Oil & Gas Co.;
			Chief Executive Officer and Director, Select Resources Corporation, Inc.

Loren J. Miller (1)(4)	65	1992	Director

Henry Lowenstein, Ph.D. (2)(3)	56	2005	Director

G. Thomas Gamble (1)(2)(4)	50	2006	Chairman of the Board of Directors, Director, Tri-Valley Corporation

Paul W. Bateman (1)	53	2007	Director

Edward M. Gabriel (3)	60	2007	Director

James S. Mayer (4)	53	2008	Director

Maston N. Cunningham (b)	58	2009
President and Chief Operating Officer, President and Chief Executive Officer, Tri-Valley Corporation; Chief Executive Officer and Director, Tri-Valley Oil & Gas Co.; Chief Executive Officer and Director, Select Resources Corporation, Inc.

John E. Durbin	56	2009
Chief Financial Officer, Treasurer, and Secretary, Tri-Valley Corporation; Chief Financial Officer, Secretary, and Director, Tri-Valley Oil & Gas Co.; Chief Financial Officer, Treasurer, Secretary, and Director, Select Resources Corporation, Inc.

Arthur M. Evans (c)	62	2005	Chief Compliance Officer, Tri-Valley Corporation

Joseph R. Kandle	68	1999	Senior Vice President, Corporate Development, Tri-Valley Corporation; President, Tri-Valley Oil & Gas Co.

James G. Bush	61	2007	President, Select Resources Corporation, Inc.
James C. Kromer	67	2009	Vice President, Operations, Tri-Valley Corporation

Michael P. Stark	62	2010	Vice President, Exploration, Tri-Valley Corporation
(1)- Member of Audit Committee
(2)- Member of Personnel and Compensation Committee
(3)- Member of Nominating and Corporate Governance Committee
(4)- Member of Finance Committee
(a)- Mr. Blystone retired from the Company on March 5, 2010.
(b)- Mr. Cunningham became President and Chief Executive Officer of the Company on March 5, 2010.
(c)- Mr. Evans ceased to be the Company’s Chief Compliance Officer on February 25, 2010.

F. Lynn Blystone - 75	Chairman of the Board of Directors; Chief Executive Officer and Director, Tri-Valley Corporation; Chief Executive Officer and Director, Tri-Valley Oil & Gas Co.; Chief Executive Officer and Director, Select Resources Corporation, Inc.. Bakersfield, California	1974

Mr. Blystone became President of Tri-Valley Corporation in October, 1981, and was nominally Vice President from July to October, 1981.  His background includes institutional management, venture capital, and various management functions for a mainline pipeline contractor, including the Trans-Alaska Pipeline System (TAPS).  He has founded, managed, and sold companies in several fields, including Learjet charter, commercial construction, municipal finance, and land development.  He is also president of a family corporation, Bandera Land Company, Inc., with real estate interests in Orange County, California.  A graduate of Whittier College, California, he did graduate work at George Williams College, Illinois, in organization management.  Mr. Blystone retired from all positions with the Company on March 5, 2010.

James S. Mayer – 53	Director	2008

Since 2007, Mr. Mayer has been the President of Pinnacle Capital Management, LLC, an investment strategy and corporate advisory firm. He formerly served as a First Vice President, Investments, for Citigroup Global Markets, Inc., from 2005 to 2006, and as Vice President, Alternative Investments, for Merrill Lynch from 1999-2005 and Vice President, Special Investments, for Merrill Lynch from 1997 to 1999. He also served as Director, International Business Development, for Perkin-Elmer Corporation from 1980 to 1993. Mr. Mayer holds a Bachelor’s Degree in Chemistry from State University of New York with graduate studies in corporate finance, investment banking, alternative investments, and corporate strategy. He serves on the Finance Committee. Mr. Mayer was appointed to the Board of Directors in August 2008. He is an independent member of our Board of Directors.

Loren J. Miller, CPA – 65	Director	1992

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

Henry Lowenstein, Ph.D. - 56	Director	2005

Dr. Lowenstein is Professor of Management at the E. Craig Wall Sr. College of Business Administration, Coastal Carolina University, Conway, South Carolina, since 2007, and from 2007 to 2009 was Dean of the College. Prior to joining the Coastal Carolina University, he was Dean of Business and Public Administration at California State University, Bakersfield, from 2000 to 2007. Dr. Lowenstein has a broad background in management within business, academic, government, and public service organizations. He has served as an experienced reviewer, consultant, and on a number of committees for AACSB International, the top accreditation agency for business schools worldwide. Previous academic positions include universities in Illinois, Virginia, and West Virginia.  Locally, he is Chairman of the Board of the Ocean View Memorial Foundation of Myrtle Beach, South Carolina. Dr. Lowenstein has published in the fields of human resource management, public policy, and transportation. During his business career, he was a corporate officer for Kemper Group-Insurance and Financial Services, Dominion Bankshares Corporation, and Americana Furniture, Inc. He previously served as a management analyst for the Executive Office of the President of the United States, Office of Management and Budget, during the Gerald R. Ford Administration. Dr. Lowenstein received his Ph.D. in Labor and Industrial Relations from the University of Illinois; an M.B.A. from George Washington University; and a Bachelor of Science in Business Administration from Virginia Commonwealth University. Dr. Lowenstein is an independent member of our Board of Directors.  He is chairman of both the Personnel and Compensation Committee and the Nominating and Corporate Governance Committee.

G. Thomas Gamble - 50	Director & Vice Chairman of the Board of Directors; Chairman of the Board of Directors and Director	2006

As a significant investor in bothTri-Valley and its TVC OPUS 1 Drilling Program, L.P., Mr. Gamble was invited to join the Tri-Valley board of directors.  Mr. Gamble is a businessman with active investments beyond Tri-Valley Corporation in agriculture and educational services.  He is the managing member of Gamble Family Vineyards, LLC, and serves as a director of privately-held Boston Reed College, Inc.  He has successfully participated in the creation, operation, and disposition of several businesses.  His various businesses have received recognition from both the California State Senate and the U.S. House of Representatives, including “Business of the Year” in 2005.   Mr. Gamble graduated from the University of California, Los Angeles, and is an independent member of our Board of Directors.  He succeeded Mr. F. Lynn Blystone as Chairman of the Board of Directors, following Mr. Blystone’s retirement from all company positions on March 5, 2010.

Paul W. Bateman - 53	Director	2007

Mr. Bateman is President of the Klein & Saks Group, a Washington, D.C.-based firm that advises clients, principally in the mining and metals industries, on public policy matters.  He joined the firm in 1994 and became its President in 1997.  A graduate of Whittier College, he began his career in the late 1970’s, as an aide to then President Richard M. Nixon. In 1981, he joined the White House Staff under President Ronald R. Reagan and, subsequently, served in that Administration in senior positions at the Departments of Commerce and Treasury. From 1989 to 1993, he served on President George H. W. Bush's White House Staff as Deputy Assistant to the President for Management. Since 2005, Mr. Bateman has been the Chairman and Chief Executive of the International Cyanide Management Institute, which administers a voluntary industry program aimed at improving the management of cyanide used in gold mining. He is a member of the Economic Club of New York, the nation's leading nonpartisan speaking forum, and was its President from 2004 to 2007. He presently serves on the Board of Directors of Green Seal, a non-profit, third-party certifier and standards development body for eco-labeling in the United States.  Mr. Bateman is an independent member of our Board of Directors.

Edward M. Gabriel - 60 Director		2007

Ambassador Gabriel is the former U.S. Ambassador to the Kingdom of Morocco, and, since 2002, President and Chief Executive Officer of a Washington, D.C.-based strategic business counseling company, The Gabriel Company, LLC.  Ambassador Gabriel brings a diverse background in a variety of petroleum and other energy sources. Ambassador Gabriel’s experience is both domestic and international, with extensive relationships with the U.S. and Middle Eastern governments, and investment capital companies interested in energy projects. He is a member of the advisory board of Guggenheim Partners, a private wealth management firm. His career includes senior management positions with firms such as CONCORD, and the Madison Public Affairs Group, where he advised Fortune 100 Companies on multi-national matters in technology, energy, banking, environmental, and tax policy. Ambassador Gabriel served the Federal Energy Administration, U.S. Department of Energy, as Senior Economic Analyst. He serves as Vice Chairman of the American Task Force for Lebanon and is a Visiting Fellow at the Center for Strategic and International Studies. He is also on the board of directors of the American School of Tangier and the Casablanca American School. He is a Bachelor of Sciences graduate of Gannon University, where he was also awarded an honorary Doctorate of Laws.  Ambassador Gabriel is an independent member of our Board of Directors.

Maston N. Cunningham - 58	President and Chief Operating Officer, President and Chief Executive Officer, Tri-Valley Corporation; Chief Executive Officer and Director, Tri-Valley Oil & Gas Co.; Chief Executive Officer and Director, Select Resources Corporation, Inc. Bakersfield, California	2009

Mr. Cunningham was elected by the Board of Directors as President and Chief Executive Officer in March 2010.  He had been Tri-Valley’s President and Chief Operating Officer since May 2009 and joined the company in January 2009 as Vice President of Corporate Development.  Prior to joining Tri-Valley, Mr. Cunningham had a 22-year international career with Occidental Petroleum Corporation (Oxy) that included over 15 years in Pakistan, Peru, and Ecuador.  In 1996, he was appointed President & General Manager of Oxy’s Ecuadorian subsidiary where he led a successful oil exploration and development program and restructuring of the business unit that included renegotiation of its Oriente Basin Block 15 contract to increase oil reserves, production, and profitability.  He was co-founder and first president of ASOPEC, an Ecuadorian petroleum industry association that spearheaded the industry’s efforts to secure government approval for construction of a private $1.1 billion heavy oil pipeline and marine terminal to facilitate additional heavy oil development in the Oriente Basin.  Mr. Cunningham was also responsible for obtaining ISO 14001 certification in 1997 for Block 15’s Environmental Management System which, at the time, was the first Oxy operation worldwide to obtain this certification, the first enterprise in Ecuador to be certified, and only the third oil and gas operation certified in South America.  Mr. Cunningham is a past president of the Association of American Chambers of Commerce in Latin America (AACCLA), a leading regional trade advocacy organization affiliated with the U.S. Chamber of Commerce in Washington, D.C.  He currently serves as treasurer on the Board of Trustees of the Pan American Development Foundation (PADF), an affiliate of the Organization of American States (OAS) in Washington, D.C., which implements over $50 million of projects annually to assist disadvantaged people in the hemisphere through public and private grants.  Mr. Cunningham is a graduate of Trinity University and received an M.B.A. from the University of Texas at Austin.  He is also a Certified Public Accountant and fluent in Spanish.

John E. Durbin - 56	Chief Financial Officer, Treasurer, and Secretary, Tri-Valley Corporation; Chief Financial Officer, Secretary, and Director, Tri-Valley Oil & Gas Co.; Chief Financial Officer, Treasurer, Secretary, and Director, Select Resources Corporation, Inc. Bakersfield, California	2009

Mr. Durbin joined Tri-Valley Corporation as Chief Financial Officer in October 2009.  A majority of his 32-year career was spent in various senior management positions in finance and treasury with subsidiaries of Conoco Inc. and The DuPont Company. He has considerable experience working internationally through assignments in Bermuda, Switzerland, and Brazil. His last position at ConocoPhillips was as Assistant Treasurer, Risk Management, in Houston, Texas, and involved the design and implementation of an Enterprise Risk Management Program across the corporation. In 2005, he left ConocoPhillips and relocated to Rio de Janeiro, Brazil, to found JED Consulting LLC to provide capital formation and business consulting services for select private clients in such areas as gasoline refining, sugar cane optimization, and iron ore development. He returned to the U.S. late in 2008 and joined Utah-based coal producer, America West Resources, Inc., as Chief Financial Officer. Mr. Durbin holds a Bachelor of Science in Finance from Montana State University, Bozeman, and an M.B.A. in International Financial Management from the Thunderbird School of Global Management in Glendale, Arizona. He is multilingual with abilities in Arabic, French, German, Italian, Portuguese, Russian, and Spanish.  He holds memberships in the Brazil-Texas Chamber of Commerce (BRATECC), the Financial Executives Networking Group (FENG), and the Association for Financial Professionals (AFP).

Arthur M. Evans, CPA - 62	Chief Compliance Officer, Tri-Valley Corporation Bakersfield, California	2005

Mr. Evans was named as Tri-Valley Corporation’s Chief Financial Officer in November 2005 and as Chief Compliance Officer in October 2009.  Prior to coming to Tri-Valley, Art was a self-employed financial consultant from 2000 to 2005.  Mr. Evans has a full range of accounting, mergers and acquisitions, and financial management experience in several industries as well as oil, gas, and mining with Fortune 500 companies, as well as, independent companies, like Tri-Valley.  He held several senior financial management positions with Getty Oil and Texaco.  He holds a Bachelor of Science in accounting from Weber State University, a M.B.A. in finance from Golden State University and a M.S. in systems management from the University of Southern California.  His professional designations include Certified Public Accountant, Certified Management Accountant and Certified Financial Manager.  On February 25, 2010, Mr. Evans left the Company when the compliance function was outsourced to legal counsel.

Joseph R. Kandle - 68	Senior Vice President, Corporate Development, Tri-Valley Corporation; President, Tri-Valley Oil & Gas Co. Bakersfield, California	1998

Mr. Kandle joined Tri-Valley Oil & Gas Co. in June 1998 as Vice President, Engineering, and was named Senior Vice President, Corporation Development, in 2010.  He is a 1965 graduate of the Montana School of Mines where he received a Bachelor of Science in Petroleum Engineering.  Mr. Kandle has nearly 45 years of experience in drilling, production, and operations, beginning his professional career with Mobil in 1965 where he specialized in deep well drilling.  After his time with Mobil, Mr. Kandle held the positions of Vice President & Chief Engineer of Great Basins Petroleum; Vice President, Engineering, with Star Resources; and Vice President, Engineering, with Atlantic Oil Company.   Mr. Kandle plans to retire from the Company and from all Company subsidiary positions in April 2011.  Please refer to Part II, Item 8. Financial Statements, Note 15 – Subsequent Events.

James G. Bush - 61	President of Select Resources Corporation, Inc. Bakersfield, California	2007

Mr. Bush joined the Company in June 2007, and brings a wide range of experience with over 30 years in the natural resource industry (oil, gas, and minerals), the consulting business, and in heavy industry.  Prior to joining Tri-Valley, Mr. Bush spent ten years with the U.S. Department of Energy’s Pacific Northwest National Laboratory as a Manager of Business and Technology Development from 1996 to 2007, and the preceding ten years with ICF Kaiser Engineers.  Prior to those assignments, he worked for Atlantic Richfield (on- and offshore Alaska and Texas), Aspen Exploration, and the Anaconda Copper Mining Company.  His areas of expertise include oil and gas exploration and drilling, uranium exploration and drilling, and metals exploration, with particular expertise in gold placer exploration and mining.  Mr. Bush received his Bachelor of Science in Geology from Ohio State University and his Master of Science from the South Dakota School of Mines and Technology.  He is certified by the American Institute of Professional Geologists and is a registered geologist in the States of Alaska and Washington.  He also served three years in the U.S. Navy’s Seabees.  Mr. Bush, subsequently, left the Company in January 2011, following the elimination of the position of President of Select Resources Corporation, Inc., and the assumption of the related responsibilities by other corporation officers.  Please refer to Part II, Item 8. Financial Statements, Note 15 – Subsequent Events.

James C. Kromer - 67	Vice President, Operations, Tri-Valley Corporation Bakersfield, California	2009

Mr. Kromer joined Tri-Valley in May 2009 as Operations Manager and has over 45 years of experience in drilling, production, reservoir engineering, and operations.  He was named Vice President of Operations in 2009.  Prior to Tri-Valley, he held engineering and management positions at Continental Oil Company (subsequently, Conoco Inc.), Exxon Corporation, Amerada Hess, Omni Exploration, Damson Oil, Ely and Associates, Stream Energy, Matris Exploration, and Delta Petroleum.  His experience includes seven years in foreign assignments in Libya and Abu Dhabi.  Mr. Kromer is a graduate of Pennsylvania State University where he received a Bachelor of Science in Petroleum and Natural Gas Engineering.

Michael P. Stark - 62	Vice President, Exploration, Tri-Valley Corporation Bakersfield, California	2010

Mr. Stark joined Tri-Valley as its Vice President of Exploration in June 2010.  Mr. Stark has over 39 years of experience with leading oil and gas producers in increasingly responsible positions.  He was most recently Vice President of Exploration and Land for Ivanhoe Energy (USA) Inc., where he worked for 12 years.  In his position at Ivanhoe, he developed a successful California exploration program that resulted in four discoveries over a three-year period.  He was also responsible for the geotechnical evaluation of Ivanhoe’s Block 20 in Ecuador, acquired in 2008.  Prior to Ivanhoe, Mr. Stark spent 20 years at Occidental Oil and Gas Corporation (Oxy), where he served in a variety of positions in the U.S. and abroad, including the United Kingdom and Pakistan.  As Oxy’s Regional Exploration Manager for Europe, the Middle East, and the Commonwealth of Independent States, he directed an exploration team that acquired several exploration contracts and made several discoveries in the U.K.-North Sea, Russia, Oman, and The Netherlands.  After leaving Oxy in 1998, Mr. Stark co-founded Diatom Petroleum, a startup exploration company, which was acquired by Ivanhoe Energy in 2000.  He began his career as a geologist with Texaco.  Mr. Stark has a Bachelor of Science in Geology from the University of California, Los Angeles, and a Master of Science in Geology from Iowa State University.

Audit   Committee

The Independent Directors who serve on the Audit Committee are:  Loren J. Miller, Chairman; Paul W. Bateman, and G. Thomas Gamble.  The Board of Directors has determined that Loren J. Miller is considered to be the Audit Committee Financial Expert.  His biography may be found above.

Finance Committee

The Independent Directors who serve on the Finance Committee are:  G. Thomas Gamble, Chairman; Loren J. Miller, and James S. Mayer.

Personnel and Compensation Committee

The Independent Directors who serve on the Personnel and Compensation Committee are:  Dr. Henry Lowenstein, Chairman, and G. Thomas Gamble.

Nominating and Corporate Governance Committee

The Independent Directors who serve on the Nominating and Corporate Governance Committee are:  Dr. Henry Lowenstein, Chairman, and Edward M. Gabriel.

Compliance with Section 16(a) of the Exchange Act

We believe that no person failed to file required Section 16(a) reports on a timely basis during 2010.

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers and employees.  The code is also posted on our website (www.tri-valleycorp.com).

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The core mission of Tri-Valley Corporation is to increase the value of our petroleum and mineral assets for our shareholders. To fulfill this mission, we have developed a business strategy to identify, obtain, and transform exploration and development opportunities in petroleum and minerals to substantially grow the intrinsic value of our Company and market value of our stock.

The goal of Tri-Valley’s executive compensation program is to achieve long-term growth of the Company and value creation for shareholders.  Given the competitive environment for experienced management executives, our executive compensation is comprised of cash compensation and incentive compensation, in the form of non-guaranteed annual cash bonuses and stock options that allow us to attract, retain, and motivate our executives in a manner that is consistent with our long-term growth and value creation objectives.  We strive to balance the combination of base salary and stock options for our executives in a manner that allows us to be competitive within industry, while also providing an incentive and reward for our executives to create long-term value.

Overview of Tri-Valley Corporation Executive Compensation Program

This Compensation Discussion and Analysis (CD&A) reviews the compensation policies and decisions of the Personnel and Compensation Committee with respect to the following individuals:

F. Lynn Blystone, Chairman of the Board of Directors and Chief Executive Officer, Tri-Valley Corporation (through March 5, 2010)
(Mr. Blystone retired from the Company on March 5, 2010, and Mr. Cunningham succeeded him as Chief Executive Officer on that date.)
Maston N. Cunningham, President and Chief Operating Officer, President and Chief Executive Officer, Tri-Valley Corporation (CEO beginning March 5, 2010)
John E. Durbin, Chief Financial Officer, Treasurer, and Secretary, Tri-Valley Corporation
Joseph R. Kandle, Senior Vice President, Corporate Development, Tri-Valley Corporation
James C. Kromer, Vice President, Operations, Tri-Valley Corporation
James G. Bush, President, Select Resources Corporation, Inc.
Michael P. Stark, Vice President, Exploration, Tri-Valley Corporation

Objectives of Tri-Valley Corporation’s Executive Compensation Program

We believe that the skill and dedication of executive officers and other management personnel are critical factors impacting Tri-Valley’s long-term success in meeting its business objectives, as well as, fostering growth and profitability. Accordingly, the Personnel and Compensation Committee has designed Tri-Valley Corporation’s compensation program in accordance with the Company’s compensation philosophy, the objectives of which are to:

•	Motivate and retain Tri-Valley Corporation executive officers,

•	Attract new executives with the requisite skill sets to implement and achieve Tri-Valley Corporation’s business strategy, and

•	Align executive compensation with the attainment of strategic business objectives that increase shareholder value.

Setting Executive Compensation and Role of the Personnel and Compensation Committee, Management, and Board of Directors

The Personnel and Compensation Committee reviews, monitors, evaluates, and recommends Tri-Valley Corporation executive compensation policies and programs to the Board of Directors. The Committee recommends both current compensation levels, as well as, short- and long-term incentives for Tri-Valley executives to the Board. In order to perform its function, the Personnel and Compensation Committee relies, in part, on input from the Chief Executive Officer and from other members of senior management in determining the human talent needs of the Company. Input from the Human Resources Department of the Company is important in determining the availability of talent and from the Chief Financial Officer in determining the budgetary resources of the Company for compensation.

Use of Benchmarking and Peer Company Comparisons

The Personnel and Compensation Committee strives to support an executive compensation program that is structured to provide executive officers with compensation packages which are commensurate with the Corporation’s size and scope of responsibilities, and which are sufficient to retain and motivate personnel considered essential. To achieve this objective, the Personnel and Compensation Committee compares all compensation components for executive management with data for similar positions at other competitive industry organizations that are similar in number of employees, level of operations, gross revenue, and total assets.

The Personnel and Compensation Committee uses nationally recognized compensation surveys to assess the broader market competitiveness of executive compensation. This data is the product of published and private surveys representing compensation amounts for similar positions within our industry.

The Personnel and Compensation Committee uses data from these surveys to provide an additional reference point against which to compare the competitiveness of our executive compensation. Collectively, this competitive market data provides a frame of reference for the Personnel and Compensation Committee when evaluating executive compensation.

These results may assure shareholders that Tri-Valley Corporation provides fair and competitive executive compensation.  They provide further assurance that compensation for Company executives is aligned with performance for the Company’s shareholders.

Compensation Components

Our executive and key management compensation is comprised of three major components: (1) base salary evaluated annually by the Personnel and Compensation Committee, with recommendations to the Board as appropriate; (2) non-guaranteed annual cash bonuses awarded on the basis of individual performance, as well as, the performance of the Company; and (3) long-term equity-based incentives, typically delivered through stock option and/or restricted stock grants, also awarded on the basis of individual performance and the performance of the Company. Our executive officers may also be eligible for other elements of indirect compensation, comprised of health and welfare benefits, and retirement and savings plans, and certain perquisites that are provided on a non-discriminatory basis to all employees. The Personnel and Compensation Committee considers each of these elements when evaluating the overall compensation program design.

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

Annual Incentive Compensation. Annual cash bonus awards are subjective and not guaranteed.  If distributed, annual cash bonus awards are intended to compensate, and thus provide incentives to, individuals for exceptional effort and job performance, thereby facilitating Tri-Valley Corporation’s continued growth and success by providing rewards that are commensurate with individual achievement.  Cash bonus awards are favored by the Personnel and Compensation Committee in situations where it believes that an executive is worthy of an incentive-based award and when it believes that the base salary of such executive is not at the level of competitiveness that the Personnel and Compensation Committee feels appropriate. The Personnel and Compensation Committee considers the achievements of the Company, and the employee’s contribution thereto, in order to determine the level of the cash bonus, if any, to be awarded. The Personnel and Compensation Committee’s considerations focus on Tri-Valley’s earnings, the return on shareholders’ equity, the growth in proved oil and gas reserves, and the successful completion of specific projects to determine the level of bonus awards, if any.

Long-Term Equity Based Incentives

Stock option and restricted stock awards are utilized for aligning the executives’ interests with those of the shareholders by giving each executive an individual direct ownership in Tri-Valley Corporation. The Company further believes these awards serve as an incentive to remain with Tri-Valley, as unvested stock grants and options are forfeited should the executive terminate his or her employment. The Personnel and Compensation Committee focuses on the Company’s earnings, the return on shareholders’ equity, growth in proved oil and gas reserves, and the successful completion of specific projects to determine the level of stock option and restricted stock awards, if any.

Other Benefits

In addition to base salaries, annual cash bonus awards, and long-term equity-based incentives, Tri-Valley provides the following other forms of compensation:

•
401(K) Profit Sharing Plan. The Company has a Defined Contribution (“DC”) Profit Sharing/401(K) Plan, designed to assist employees in saving for their retirement. The Company contributes to the Plan, in cash, at the rate of three percent (3%) of an employee’s wages or salary. The Company’s contributions to the Plan vest immediately upon receipt.

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

Employment Agreements, Severance Benefits, and Change in Control Provisions

Tri-Valley maintains employment and other compensatory agreements with certain of its executive officers to cover performance over a fixed period of time. Certain provisions contained in these agreements, such as change-in-control provisions are essential to retaining Company human talent and protecting stockholders’ interests. The Company believes it is appropriate to compensate individuals to refrain from working with competitors following termination, and its compensation enhances the enforceability of such agreements. These agreements provide for severance compensation to be paid should the officer’s employment terminate under certain defined conditions, such as, following a corporate change, involuntary termination, termination by us for cause, death, or disability, each as defined in the applicable executive’s agreement.

The employment and other compensation agreements among the Company and certain of its officers and the related severance provisions are designed to provide incentive to those officers to remain in Tri-Valley’s employment. Agreements with such officers provide different types of compensation for terminations with cause, termination without cause, and for circumstances involving a change of control of the Company. By providing minimal or no benefits in the cases of voluntary resignation or termination with cause, these officers are motivated to remain with the Company and perform their duties as required. On the other hand, added security is provided to these officers through extra compensation and benefits in the event of termination without cause or in conjunction with a change in control.

Stock Ownership Guidelines and Hedging Prohibition

Tri-Valley Corporation Insider Trading Policy prohibits Company executive officers from entering into certain types of derivative transactions related to Tri-Valley Corporation common stock.

Tax Treatment of Executive Compensation Decisions

In designing Tri-Valley Corporation’s executive compensation programs, the Personnel and Compensation Committee considers the effects of Section 162(m) of the Internal Revenue Code, which denies publicly-held companies a tax deduction for annual compensation in excess of one million Dollars ($1,000,000) paid to their Chief Executive Officer or any of the corporation’s four other most-highly-compensated corporate officers, other than the Chief Financial Officer, who is employed on the last day of a given year, unless their compensation is based on performance criteria that are established by a committee of outside directors and approved, as to their material terms, by the Company’s shareholders. The Company may, from time to time in the future, pay compensation to its executive officers that is not tax deductible.

Accounting Treatment of Executive Compensation Decisions

The Company accounts for stock-based awards according to their grant-date fair value, as determined under ASC 718.   Compensation expense for these awards, to the extent such awards are expected to vest, is recognized on a straight-line basis over the requisite service period of the award (or to an employee’s eligible retirement date, if earlier). If the award is subject to a performance condition, however, the cost will vary based on the Company’s estimate of the number of shares that ultimately will vest over the requisite service or other period over which the performance condition is expected to be achieved. In connection with its approval of stock-based awards, the Personnel and Compensation Committee is cognizant of, and sensitive to, the impact of such awards on stockholder dilution. The Personnel and Compensation Committee also endeavors to avoid stock-based awards made subject to a market condition, which may result in an expense that must be marked-to-market on a quarterly basis. The accounting treatment for stock-based awards does not otherwise impact the Personnel and Compensation Committee’s recommendations to the Board of Directors.

Personnel and Compensation Committee Report

The Personnel and Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based upon such review and discussion, it has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Submitted by the Personnel and Compensation Committee of the Board of Directors:

Dr. Henry Lowenstein, Chairman
G. Thomas Gamble

Summary Compensation Table
The following table summarizes the compensation of the executive officers of the Company and its subsidiaries for the fiscal years ended December 31, 2010, 2009, and 2008:

	Fiscal			Stock	Option	Company 401(K)	All Other	Total
	Year	Salary	Bonus	Awards	Awards	Contribution	Compensation	Compensation
Name	Ending	($)	($) (1)	($) (2)	($) (3)	($)	($) (4)	($)
( a )	( b )	( c )	( d )	( e )	( f )	( g )	(ii )	( j )
F. Lynn Blystone, CEO	12/31/10	$ 39,039	$ -	$ -	$ 1,162,000	$ 1,050	$ -	$ 1,202,089
	12/31/09	$ 210,000	$ 6,650	$ -	$ 7,366	$ -	$ -	$ 224,016
	12/31/08	$ 210,000	$ 38,950	$ -	$ 6,300	$ -	$ -	$ 255,250

Maston N. Cunningham, President, COO & CEO	12/31/10	$ 190,020	$ 15,000	$ -	$ 48,900	$ 5,701	$ -	$ 259,621
	12/31/09	$ 171,025	$ -	$ -	$ 53,950	$ 4,175	$ -	$ 229,150

John E. Durbin, CFO	12/31/10	$ 180,000	$ 12,000	$ -	$ 57,600	$ 5,400	$ -	$ 255,000
	12/31/09	$ 45,000	$ -	$ -	$ 19,200	$ 450	$ -	$ 64,650

Joseph R. Kandle, SVP Corporate Development	12/31/10	$ 210,700	$ -	$ -	$ 187,050	$ 6,322	$ -	$ 404,072
	12/31/09	$ 210,700	$ -	$ -	$ 7,560	$ 6,571	$ -	$ 224,831
	12/31/08	$ 180,350	$ -	$ 5,922	$ 3,780	$ 5,410	$ -	$ 195,462

James G. Bush. President Select Resources	12/31/10	$ 163,800	$ -	$ -	$ 89,160	$ 4,914	$ -	$ 257,874
	12/31/09	$ 171,662	$ -	$ -	$ 96,260	$ 5,349	$ -	$ 273,271
	12/31/08	$ 169,758	$ -	$ -	$ 84,980	$ 5,093	$ -	$ 259,831

James C. Kromer, VP Operations	12/31/10	$ 206,283	$ 12,000	$ -	$ 25,200	$ 5,580	$ -	$ 249,063
	12/31/09	$ 116,800	$ -	$ -	$ 33,600	$ 2,670	$ -	$ 153,070

Michael P. Stark, VP Exploration	12/31/10	$ 131,250	$ 7,000	$ -	$ 16,875	$ 3,375	$ -	$ 158,500
        (1)  End of year cash special performance bonus.
(2)  Stock awards are valued at the closing market price on the date of issuance.
(3)  Stock option and warrant grants are valued for fair values on the date of grant using the Black-Scholes model and reflected as    compensation to our officers as vesting occurs.  See Part II, Item 8. Financial Statements, Note 5 – Related Party Transactions.
(4) Includes cash payments for severance, vehicle allowance, and accrued vacation.

Employment Agreement with Our Former Chairman and Chief Executive Officer

Through March 5, 2010, we had an Employment Agreement with Mr. F. Lynn Blystone, our Chief Executive Officer. The terms of the contract were for a base salary amount of $210,000 per year, plus 5,000 shares of our common stock at the end of each year of service.  Mr. Blystone was also entitled to a bonus (not to exceed $25,000) equal to 10% of net operating cash flow before taxes, including interest income and excluding debt service.  Mr. Blystone was also entitled to a bonus of four percent of the Company's annual net after-tax income.  The total of the bonuses from cash flow and from net income could not exceed $50,000 per year, although the Board of Directors could authorize additional bonuses and compensation if it so desired.  The Employment Agreement also provided for a severance payment to Mr. Blystone if he was terminated within 12 months after a sale of control of the Company.  The severance payment was limited to the lesser of $150,000 or an amount calculated pursuant to any rules or regulation promulgated by any regulatory agency having jurisdiction over the Company, plus a pro-rata bonus calculated from cash flow and from net income with a total limit remaining at $50,000.  For purposes of the severance provision, a sale of control was deemed to be the sale of ownership of 30% of the issued and outstanding stock of Tri-Valley Corporation or the acquisition of sufficient stock of the Company to elect or appoint a majority of the members of the Board of Directors of the Company.

Through March 4, 2010, we carried key man life insurance of $0.5 million on Mr. Blystone's life.  Mr. Blystone retired from his positions with Company on March 5, 2010.

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

Employee Pension, Profit Sharing, or Other Retirement Plans

During 2005, the Company established a 401(K) Profit Sharing Plan, allowing for the deferral of employee income.  The Plan provides for the Company to contribute three percent of employee gross wages.  For the year ended December 31, 2010, the Company contributed $0.1 million to the Plan.

Aggregated 2010 Option Exercises and Year-End Values

The following table summarizes the number and value of all unexercised stock options and warrants held by the Named Executive Officers and the Directors at the end of 2010:
( a )	(b)	(c)	(d)	(e)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY End Exercisable/ Unexercisable	Value of Unexercised In The Money Options at FY End ($) Exercisable/ Unexercisable

F. Lynn Blystone	0	0	700,000/0	$0/$0
Maston N. Cunningham	0	0	125,000/75,000	$0/$0
John E. Durbin	0	0	40,000/60,000	$0/$0
G. Thomas Gamble	0	0	80,000/0	$0/$0
Paul W. Bateman	0	0	80,000/20,000	$0/$0
Edward M. Gabriel	0	0	80,000/20,000	$0/$0
Joseph R. Kandle	0	0	435,000/0	$13,050/$0
James G. Bush	0	0	67,000/50,000	$0/$0
Henry Lowenstein	0	0	100,000/0	$0/$0
Loren J. Miller	0	0	0/0	$0/$0
James S. Mayer	0	0	60,000/40,000	$0/$0
Michael P. Stark	0	0	18,750/131,250	$0/$0

*Based on a fair market value of $0.57 per share, which was the closing price of the Company's Common Stock on the NYSE Amex, LLC on December 31, 2010.

Option Grants during the Fiscal Year Ended December 31, 2010, to Named Executive Officers

The following table sets forth information regarding options and warrants for the purchase of shares granted during the fiscal year ended December 31, 2010, to the Named Executive Officers:

	Number of Shares	% of Total
	Underlying Options	Options Granted	Exercise Price Per Share	Market Value of Securities	Expiration
Name	Granted	in Fiscal Year	($/Security)	Options (4)	Date

F. Lynn Blystone (1)	700,000	52.0%	$1.85	$ 0	3/2015

Michael P. Stark (2)	150,000	11.2%	$0.99	$ 0	6/2015

Joseph R. Kandle (3)	435,000	32.3%	$0.54	$ 13,050	5/2014

(1)	The warrants were granted March 5, 2010, and all warrants were vested as of December 31, 2010.
(2)	The options were granted June 7, 2010, and 18,750 options were vested as of December 31, 2010.
(3)	The warrants were granted November 22, 2010, and all warrants were vested as of December 31, 2010.
(4)	Based upon the difference between the exercise price per share and the market closing price of $0.57 per share as of December 31, 2010.

Outstanding Equity Awards Table to Named Executive Officers and Directors

Name	Number of Securities Underlying		Option Exercise	Option Expiration
	Unexercised Options		Price	Date
	Exercisable	Unexercisable
( a )	(b)	(c)	(d)	(e)

Paul W. Bateman	80,000	20,000	$6.37	8/2/2017

F. Lynn Blystone	700,000	-	$1.85	3/5/2015

James G. Bush	50,000	50,000	$7.88	5/23/2017
	7,000	-	$6.10	7/3/2013
	10,000	-	$1.10	5/18/2014

Maston N. Cunningham	70,000	30,000	$1.28	1/14/2014
	55,000	45,000	$1.10	5/15/2014

John E. Durbin	40,000	60,000	$2.42	10/1/2014

Edward M. Gabriel	80,000	20,000	$6.49	8/1/2017

G. Thomas Gamble	80,000	-	$6.35	5/9/2016

Joseph R. Kandle	435,000	-	$0.54	11/22/2013

James C. Kromer	60,000	40,000	$1.23	5/18/2014

Henry Lowenstein	100,000	-	$6.35	5/9/2016

James S. Mayer	60,000	40,000	$7.25	8/14/2013

Loren J. Miller	-	-	$-	-

Michael P. Stark	18,750	131,250	$0.99	6/7/2015

Compensation of Directors

The Company compensates non-employee directors for their service on the board of directors.

The following table sets forth information regarding the compensation paid to outside directors in 2010:

(a)	(b)	(c)	(d)	(g)	(h)
Name	Fees	Stock Awards (1)	Option Awards (2)	All Other Compensation (3)	Total Compensation
Paul W. Bateman	$ 9,250	$ 19,300	$ 40,200	-	$ 68,750

Edward M. Gabriel	$ 1,500	$ 19,300	$ 40,800	-	$ 61,600

G. Thomas Gamble	$ 15,500	$ 19,300	-	-	$ 34,800

Dr. Henry Lowenstein	$ 16,750	$ 19,300	-	-	$ 36,050

James S. Mayer	$ 1,000	$ 19,300	$ 45,000	$ 104,000	$ 169,300

Loren J. Miller	$ 6,500	$ 19,300	-	-	$ 25,800

(1)
This column represents the Dollar amount recognized for financial statement reporting purposes with respect to the 2010 fiscal year for the fair value of stock granted in 2010.  Fair value is initially calculated using the closing price of our stock on the date of grant.  In 2010, each Director was granted 5,000 shares of common stock on January 4, 2010, for services rendered in 2009 and 5,000 shares of common stock on June 22, 2010, for services rendered in 2010.  The values of the stock granted to each director on those dates were $14,050, based on a closing market price of $2.81 per share on October 20, 2009, for the stock granted on January 4, 2010, and $5,250 based on the closing market price of $1.05 per share on June 22, 2010, for the stock granted that same day.

(2)
Stock option awards relate to the accounting expense for options vested in accordance with Accounting Standards Codification (ASC) 718, which requires the expensing of equity stock awards based on the grant date of the option. The grant date for Mr. Mayer was August 14, 2008; Mr. Bateman’s was August 2, 2007; Mr. Gabriel’s was August 1, 2007; and for Mr. Gamble and Dr. Lowenstein, the grant date was May 9, 2006.

(3)
Strategic business and institutional investor development consulting services fees were paid to Pinnacle Capital Management, LLC, during 2010.  Mr. Mayer is the President and Managing Member of Pinnacle Capital Management, LLC.  Our agreement with Pinnacle Capital Management, LLC, for such consulting services will expire on March 31, 2011.

Each Director is compensated at the rate of $2,000 per board meeting and $500 for each committee meeting as of December 31, 2010.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of December 31, 2010, there were 44,729,117 shares of the Company's common stock issued and outstanding.  The following persons were known by the Company to be the beneficial owners of more than 5% of such issued and outstanding common stock:

	Number of	Percent of
Name and Address	Shares (1)	Total

G. Thomas Gamble P.O. Box 128 Oakville, CA 94562	3,016,650	6.7%

(1)	Includes 80,000 shares of stock Mr. Gamble has the right to acquire upon the exercise of options.

The following table sets forth the beneficial ownership of the Company's common stock as of December 31, 2010 by each Director, by each of the Executive Officers named in Item 11, by each Executive Officer named in Item 10, and by Directors as a group:

	Number of	Percent of
Directors and Executive Officers	Shares (1)	Total (2)

Paul W. Bateman	114,000	0.2%

F. Lynn Blystone	1,105,453	2.5%

James G. Bush	117,000	0.3%

Maston N. Cunningham	250,000	0.6%

John E. Durbin	140,000	0.3%

Arthur M. Evans	-	0.0%

Edward M. Gabriel	114,000	0.2%

G. Thomas Gamble	3,016,650	6.7%

Joseph R. Kandle	535,000	1.2%

James C. Kromer	140,000	0.3%

Henry Lowenstein, Ph.D.	116,000	0.3%

James S. Mayer	112,000	0.2%

Loren J. Miller	254,236	0.6%

Michael P. Stark	174,000	0.4%

Directors and Executive Officers (continued)

	Number of	Percent of
	Shares (1)	Total (2)
Total Group: All Directors and Executive Officers
(14 Persons)	6,188,339	13.8%

(1)
Includes shares which the listed shareholder has the right to acquire from options or warrants as follows:   F. Lynn Blystone 700,000; G. Thomas Gamble 80,000; Joseph R. Kandle 435,000; Dr. Henry Lowenstein 100,000; Paul W. Bateman 100,000; Edward M. Gabriel 100,000; James S. Mayer 100,000; James G. Bush 117,000; Maston N. Cunningham 200,000; James C. Kromer 100,000; John E. Durbin 100,000, and Michael P. Stark 150,000.

(2)
Based on total issued and outstanding shares of 44,729,117 as of December 31, 2010.  The persons named herein have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the third quarter of 2010, the Company issued 355,000 shares of restricted Series A preferred stock to the Company’s Chairman of the Board, G. Thomas Gamble, in exchange for outstanding obligations from the Company to Mr. Gamble.  The obligations exchanged included a note payable of $0.9 million from the Company resulting from an advance by Mr. Gamble in December 2009 and the previous acquisition of membership interests in Great Valley Production Services, LLC, for consideration of $2.7 million for a total of $3.6 million.  The exchange was the result of a privately negotiated transaction in reliance on the exemption from registration requirements contained in Regulation D, Rule 506, and Section 4(2) of the Securities Act of 1933.

During fiscal year 2010, $104,000 in strategic business and institutional investor development consulting services fees were paid to Pinnacle Capital Management, LLC.  Mr. James S. Mayer, a member of the Board of Directors of the Company, is the President and Managing Member of Pinnacle Capital Management, LLC, as approved by the Board in early 2010.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

YEAR	AUDIT SERVICES	TAX SERVICES	AUDIT RELATED
2010	$ 146,445	$ 97,567	$ -
2009	$ 106,012	$ 70,689	$ 25,931
2008	$ 103,607	$ 28,226	$ 32,303

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The agreements included as exhibits to this report are included to provide information about their terms and not to provide any other factual or disclosure information about Tri-Valley Corporation or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other agreement parties and:

•	should not be treated as categorical statements of fact, but rather as a way of allocating the risk among the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from the way investors may view materiality; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.
(a) (1) and (2). Financial Statements and Financial Statement Schedule

Reference is made to Part II, Item 8. Financial Statements, Tri-Valley Corporation Index, of this Report, where these documents are listed.

(a) (3)           Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3, filed with the SEC on December 2, 2009.
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company's Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007.
4.1	Rights Agreement as amended May 14, 2010, filed herewith.
4.2	Form of Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K dated April 6, 2010, filed with the SEC on April 6, 2010.
4.3	Warrant Agent Agreement, incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K dated April 6, 2010, filed with the SEC on April 6, 2010.
4.4	Form of Series B Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K/A dated April 6, 2010, filed with the SEC on April 7, 2010.
4.5	Certificate of Designation in Respect of Series A Preferred Stock as amended, filed herewith.
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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Exhibit
Number	Description of Exhibit
10.3
Tri-Valley Corporation 2010 Sample Indemnification Agreement for Directors, Officers, Employees, or Agents of the Company, incorporated by reference to Exhibit 10.3 of the Company’s Form 10-K for the year ended December 31, 2009, filed with the SEC on March 29, 2010.

10.4
Executive Retirement Agreement and General Release with F. Lynn Blystone, executed on March 5, 2010, filed herewith, incorporated by reference to Exhibit 10.4 of the Company’s Form 10-K for the year ended December 31, 2009, filed with the SEC on March 29, 2010.

10.5	Executive Retirement Agreement and General Release with Joseph R. Kandle, executed on December 6, 2010, amended on February 25, 2011, filed herewith.
10.6	Separation Agreement with James G. Bush, executed on February 18, 2011, filed herewith.
10.7
Securities Purchase Agreement between the Company and certain purchasers dated April 6, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated April 6, 2010, filed with the SEC on April 6, 2010.

10.8
Sales Agreement between the Company and C. K. Cooper & Company, Inc., dated October 22, 2010, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated October 22, 2010, filed with the SEC on October 22, 2010.

10.9
Sales Agreement between the Company and C. K. Cooper & Company, Inc., dated February 3, 2011, incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K dated February 3, 2011, filed with the SEC on February 4, 2011.

10.10	Agreement to Facilitate Dispute Resolution, dated September 1, 2010, filed herewith.
10.11	Agreement to Facilitate Dispute Resolution, dated September 1, 2010, filed herewith.
10.12	Purchase and Sale Agreement between the Company and Columbia River Carbonates, dated December 21, 2010, filed herewith.
10.13	Agreement of Partnership of TVC Opus I Drilling Program, L.P., as amended, filed herewith.
10.14	Drilling Program Agreement between the Company and TVC Opus I Drilling Program, L.P., filed herewith.
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Independent Petroleum Engineers and Geologists, Cecil Engineering, Inc., dated February 12, 2011, filed herewith.
23.2	Consent of Independent Petroleum Engineers and Geologists, AJM Petroleum Consultants, dated February 18, 2011, filed herewith.
23.3	Consent of Brown Armstrong Accountancy Corporation, dated March 22, 2011, filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a), filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a), filed herewith.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Exhibit
Number	Description of Exhibit
32.1	Certification Pursuant to 18 U.S.C. §1350, filed herewith.
32.2	Certification Pursuant to 18 U.S.C. §1350, filed herewith.
99.1	AJM Petroleum Consultants, Reserve Estimation and Economic Evaluation, Executive Summary, dated January 1, 2011, filed herewith.
99.2	Leland B. Cecil, P.E., Evaluation of Oil and Gas Reserves, Tri-Valley Oil & Gas Co., dated December 31, 2010, filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 22, 2011	By: /s/ Maston N. Cunningham
Maston N. Cunningham
President and Chief Executive Officer

March 22, 2011	By: /s/ John E. Durbin
John E. Durbin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

March 22, 2011	By: /s/ Paul W. Bateman
Paul W. Bateman, Director

March 22, 2011	By: /s/ Edward M. Gabriel
Edward M. Gabriel, Director

March 22, 2011	By: /s/ G. Thomas Gamble
G. Thomas Gamble, Director & Chairman of the Board of Directors

March 22, 2011	By: /s/ Henry Lowenstein
Henry Lowenstein, Ph.D., Director

March 22, 2011	By: /s/ James S. Mayer
James S. Mayer, Director

March 22, 2011	By: /s/ Loren J. Miller
Loren J. Miller, Director