Form 10-Q
period 2011-03-31
TRI VALLEY CORP
filed 2011-05-09
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011	Commission File No. 001-31852

TRI-VALLEY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-1585250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4550 California Avenue, Suite 600, Bakersfield, California 93309
(Address of Principal Executive Offices)

Registrant’s Telephone Number Including Area Code:  (661) 864-0500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of May 9, 2011, the Registrant had 67,650,054 shares of common stock ($0.001 par value) and 438,500 shares of Series A preferred stock ($0.001 par value) outstanding.

i

TRI-VALLEY CORPORATION

ii

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash	$1,628,597	$581,148
Accounts Receivable - Trade	428,132	202,482
Prepaid Expenses	720,114	615,778
Accounts Receivable from Joint Venture Partners	3,943,099	3,943,099
Accounts Receivable - Other	62,655	32,552

Total Current Assets	6,782,597	5,375,059

Property and Equipment - Net
Proved Properties, Successful Efforts Method	1,394,551	1,235,932
Unproved Properties, Successful Efforts Method	1,380,158	1,781,069
Other Property and Equipment	2,985,583	3,139,852

Total Property and Equipment - Net	5,760,292	6,156,853

Other Assets
Deposits	536,749	526,749
Investments in Joint Venture Partnerships	23,285	23,285
Goodwill	212,414	212,414
Long-Term Receivable from Joint Venture Partners	2,643,570	2,392,817

Total Other Assets	3,416,018	3,155,265

Total Assets	$15,958,907	$14,687,177

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY

	March 31, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current Liabilities
Notes Payable	$76,237	$134,322
Accounts Payable - Trade and Accrued Expenses	6,057,284	7,738,073

Total Current Liabilities	6,133,521	7,872,395

Non-Current Liabilities
Asset Retirement Obligation	185,122	206,183
Long-Term Portion of Notes Payable	431,755	455,246

Total Non-Current Liabilities	616,877	661,429

Total Liabilities	6,750,398	8,533,824

Stockholders' Equity
Series A Preferred Stock - 10.00% Cumulative; $0.001 par, $10.00 liquidation value; 20,000,000
shares authorized; 438,500 shares outstanding	439	439
Common Stock, $0.001 par value; 100,000,000 shares
authorized; 57,528,207 and 44,729,117 at March 31, 2011, and
December 31, 2010, respectively.	57,528	44,730
Less: Common Stock in Treasury, at cost; 21,847 shares	(38,370)	(38,370)
Capital in Excess of Par Value	73,433,620	66,444,315
Additional Paid in Capital - Warrants	1,363,675	2,868,034
Additional Paid in Capital - Stock Options	2,840,598	2,806,945
Accumulated Deficit	(68,448,981)	(65,972,740)

Total Stockholders' Equity	9,208,509	6,153,353

Total Liabilities and Stockholders' Equity	$15,958,907	$14,687,177

The accompanying notes are an integral part of these Consolidated Financial Statements.

 TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For Three Months Ended March 31,
	2011	2010
Revenues
Sale of Oil and Gas	$657,958	$590,398
Partnership Income	2,149	-
Interest Income	189	1,115
Gain on Sale of Asset	10,609	590,799
Other Income	50,000	8,155

Total Revenues	$720,905	$1,190,467

Costs and Expenses
Mining Exploration Expenses	$41,353	$138,828
Production Costs	449,533	420,002
General & Administrative	2,107,926	1,455,352
Interest	14,304	22,610
Depreciation, Depletion & Amortization	118,895	165,388
Stock Option Expense	33,653	27,412
Warrant Expense	13,000	1,162,249
Impairment Loss	413,021	-
Bad Debt	5,460	-

Total Costs and Expenses	$3,197,145	$3,391,841

Net Loss	$(2,476,240)	$(2,201,374)

Basic Net Loss Per Share
Loss from Operations	$(0.05)	$(0.07)
Basic Loss Per Common Share	$(0.05)	$(0.07)

Weighted Average Number of Shares Outstanding	51,706,752	33,157,081

Weighted Potentially Dilutive Shares Outstanding	53,577,988	34,413,803

No dilution is reported since Net Income is a loss per ASC 260.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For The Three-Month Period Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net Loss	$(2,476,240)	$(2,201,374)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation, Depletion & Amortization	118,895	165,388
Impairment, Dry Hole & Other Disposals of Property	413,021	-
Stock Option Expense	33,653	27,412
Warrant Expense	13,000	1,162,249
(Gain) or Loss on Sale of Property	(10,609)	(590,799)
Bad Debt Expense	5,460	-
Director Stock Compensation	-	63,900
Changes in Operating Capital
(Increase) in Accounts Receivable	(250,293)	(796,156)
(Increase) in Deposits, Prepaids & Other Assets	(114,336)	(222,101)
Increase (Decrease) in Accounts Payable, Deferred Revenue & Accrued Expenses	(1,680,789)	1,563,275
(Increase) in Accounts Receivable from Joint Venture Partners	(211,675)	(59,635)

Net Cash Used in Operating Activities	$(4,159,913)	$(887,841)

Cash Used by Investing Activities
Proceeds from the Sale of Property	37,000	732,900
Capital Expenditures	(232,806)	(169,518)

Net Cash Used by Investing Activities	$(195,806)	$563,382

Cash Provided by Financing Activities
Principal Payments on Long-Term Debt	(81,576)	(67,288)
Net Proceeds from the Exercise of Stock Options	-	2,200
Net Proceeds from the Issuance of Common Stock	5,484,744	400,450

Net Cash Provided by Financing Activities	5,403,168	335,362

Net Increase in Cash and Cash Equivalents	1,047,449	10,903

Cash at the Beginning of Period	581,148	290,926

Cash at End of Period	$1,628,597	$301,829

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
March 31, 2011, and 2010
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

Tri-Valley Corporation (“Tri-Valley,” “TVC,” or the “Company”) is a Delaware corporation which currently conducts its operations through two wholly-owned subsidiaries.  TVC’s principal offices are located at 4550 California Avenue, Suite 600, Bakersfield, California  93309. Our telephone number is:  (661) 864-0500.

The Company's two wholly-owned subsidiaries are:

●	Tri-Valley Oil & Gas Co. (“TVOG”) — conducts our hydrocarbon (crude oil and natural gas) business. TVOG derives most of its principal revenue from crude oil and natural gas production.

●	Select Resources Corporation, Inc. (“Select”) — holds and maintains our precious metals business. Select holds and develops two major mineral assets in the State of Alaska.

Effective for the first quarter of 2011, Tri-Valley's businesses were consolidated into two operating segments:

-
Oil and Gas Operations — This segment represents our oil and gas business.  This segment generated virtually all of the Company’s revenues from operations during the first three months of 2011.  During the first quarter of 2011, management determined that our Rig Operations and Drilling and Development segments were no longer consistent with the Company’s long-term strategic objectives, namely, to increase the value of our petroleum and mineral assets for our shareholders, and consolidated all assets from those two operating segments into the Oil and Gas Operations segment.

-
Minerals — This segment represents our precious metal mineral prospects.  In the past, it has generated revenues from pilot-scale mining projects and subcontracting exploration and business development projects.  This segment holds title to land or leases in the State of Alaska.

For additional information regarding Tri-Valley’s current developments and operating segments, please see Part I. Financial Information, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this Quarterly Report.

BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three-month period ended March 31, 2011, are not necessarily indicative of the results to be expected for the full year.

The accompanying Consolidated Financial Statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles in the United States of America; and, therefore, should be read in conjunction with our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 22, 2011, for the year ended December 31, 2010.

Consolidation Policy

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, TVOG and Select. Other partnerships in which the Company has an operating or non-operating interest, in which the Company is not the primary beneficiary, and has less than 51% ownership, are proportionately combined.  These include the TVC OPUS 1 Drilling Program, L.P., Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 Partnership.  All material intra- and intercompany accounts and transactions have been eliminated in combination and consolidation.

Reclassification

In Part I., Financial Information, Item 1. Consolidated Financial Statements, Note 6 – Financial Information Relating to Industry Segments, we have eliminated Non-Segmented Items’ allocation of Total Assets at March 31, 2011, and at December 31, 2010.

NOTE 2 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each period reported. As there were net losses at March 31, 2011, and 2010, common stock equivalents are not included in the computations, as their inclusion would be anti-dilutive.

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

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855). ASU No. 2010-09 amends ASC Topic 855 to include the definition of “SEC filer” and alleviate the obligation of SEC filers to disclose the date through which subsequent events have been evaluated. ASU No. 2010-09 became effective during February 2010. See Part II, Item 8. Financial Statements, Note 15 – Subsequent Events, in the Company’s Annual Report on Form 10-K, filed with the SEC on March 22, 2011, for the year ended December 31, 2010, for the Company’s disclosures of subsequent events.

NOTE 3 - SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

In April 2010, the FASB issued ASU 2010-14 which amends the guidance on oil and gas reporting in ASC 932.10.S99-1 by adding the Codification SEC Regulation S-X, Rule 4-10, as amended by the SEC Final Rule 33-8995.  Both ASU 2010-03 and ASU 2010-14 are effective for annual reporting periods ending on or after December 31, 2009.  Application of the revised rules is prospective, and companies are not required to change prior-period presentation to conform to the amendments. The Company adopted the provisions of these updates for the year ended December 31, 2010.

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

NOTE 4 - CHANGES IN SECURITIES

Common Stock

During the first quarter of 2011, 40,962 shares of common stock were issued under the terms of a Settlement Agreement and Release of Claims in settlement of lease termination litigation over the Company’s Lenox Ranch oil and gas leases located in its Pleasant Valley Oil Sands Project near Oxnard, California.  See Item 3., Legal Proceedings, Lenox v. Tri-Valley Corporation, No. 56-2009-00358492-CU-OR-VTA, Superior Court, Ventura County, California, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 22, 2011, for additional discussion.

On October 22, 2010, and again on February 3, 2011, the Company entered into Sales Agreements with C. K. Cooper & Company (“CKCC”), an investment banking firm, under which the Company issued and sold shares of its common stock for consideration of up to $3.0 million under each agreement, from time to time in an at-the-market (“ATM”) equity offering program, with CKCC acting as the Company’s agent.  Sales of the common stock, under the program depended upon market conditions and other factors determined by the Company and were made in negotiated transactions or transactions that were deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on the NYSE Amex, LLC, on any other existing trading market for the common stock, or to or through a market maker.  The Company had no obligation to sell any common shares in the program and might at any time suspend solicitation and offers under the program or terminate the program.  During the first quarter of 2011; 5,069,904 shares of the Company’s common stock were sold through the October 22, 2010, ATM equity offering program for gross proceeds of $2.4 million at an average price of $0.48 per share.  Through the February 3, 2011, ATM equity offering program; 6,249,824 shares of our common stock were sold during February and March 2011 for gross proceeds of $3.0 million at an average price of $0.48 per share.  Net proceeds received during the first quarter of 2011 totaled $5.5 million which included approximately $0.4 million in proceeds from sales of our common stock at the end of December 2010.

NOTE 5 - STOCK-BASED COMPENSATION EXPENSE

Stock-Based compensation expense charged against income for stock-based awards in the first quarters of 2011 and 2010 was $33,653 and $27,412 pre-tax, respectively, and is reported separately under stock option expense in the Consolidated Statement of Operations.  For further information regarding stock-based compensation expense, please refer to Part II, Item 8. Financial Statements, Note 2 – Summary of Significant Accounting Policies, in our Annual Report on Form 10-K, filed with the SEC on March 22, 2011, for the year ended December 31, 2010.

NOTE 6 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

The Company reports operating segments according to ASC 280, “Disclosure about Segments of an Enterprise and Related Information.”  During the first quarter of 2011, management consolidated the Rig Operations and Drilling and Development segments into our Oil and Gas Operations segment to be consistent with the Company’s long-term strategic objectives.  The Company now identifies two operating segments as described in Part I, Financial Information, Item 1. Consolidated Financial Statements, Note 1 – Description of Business and Basis of Presentation.

Revenues from the sale of oil and gas for the first quarters of 2011 and 2010 are reflected net of the diluents used to reduce the viscosity of our crude oil and increase the API gravity of the resulting blend, as per industry practice.

The following table sets forth our revenues by operating segment for the three months ended March 31, 2011, and March 31, 2010, in millions of U.S. Dollars:

	For The Three Months Ended March 31,
	2011	2010
Revenues
Oil and Gas Operations	$0.70	$1.20
Minerals	$-	$-
Non-Segmented Items	$-	$-
Consolidated Revenues:	$0.70	$1.20

The following table sets forth our net loss by segment, in millions of U.S. Dollars:

	For The Three Months Ended March 31,
	2011	2010
Results of Operations
Oil and Gas Operations	$(0.30)	$0.60
Minerals	$(0.10)	$(0.20)
Non-Segmented Items	$(2.10)	$(2.60)
Net Loss	$(2.50)	$(2.20)

The following table summarizes our total assets, in millions of U.S. Dollars, at March 31, 2011, and December 31, 2010:

	March 31, 2011	December 31, 2010
Total Assets
Oil and Gas Operations	$15.50	$14.30
Minerals	$0.50	$0.40
Total Consolidated Assets	$16.00	$14.70

NOTE 7 - GOING CONCERN

The Company had a cash balance of $0.6 million as of December 31, 2010.  That balance increased by $1.0 million to $1.6 million at March 31, 2011.  Current liabilities as of December 31, 2010, were $7.9 million and $6.1 million as of March 31, 2011, a decrease of $1.8 million.  See Part II, Item 8. Financial Statements, Note 11 - Commitments and Contingencies, Contractual Obligations and Contingent Liabilities and Commitments, in our Annual Report on Form 10-K, filed with the SEC on March 22, 2011, for the year ended December 31, 2010, for additional discussion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is dependent on raising additional capital; however, certain factors, such as the economic climate and interest rates, which directly affect the supply of capital, are beyond the Company’s control.  As such, the Company has no certainty that capital will be available when needed; and these conditions raise substantial doubt about its ability to continue as a going concern.   See Part II, Item 8. Financial Statements, Note 14 – Going Concern, in our Annual Report on Form 10-K, filed with the SEC on March 22, 2011, for the year ended December 31, 2010, for additional discussion.

NOTE 8 - SUBSEQUENT EVENTS

Executive Retirement Agreement and General Release with Mr. Joseph R. Kandle

On December 6, 2010, and amended on February 25, 2011, the Company executed an Executive Retirement Agreement and General Release (“Executive Agreement and Release”) with Mr. Joseph R. Kandle, Senior Vice President, Corporate Development, for the Company.  The Executive Agreement and Release provided for Mr. Kandle’s retirement from the Company and all Company subsidiary positions, effective April 1, 2011.  Please see Part III, Item 15. Exhibits and Financial Statement Schedules, Exhibit Number 10.5, Executive Retirement Agreement and General Release with Joseph R. Kandle, executed on December 6, 2010, amended on February 25, 2011, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 22, 2011, for additional discussion.  The required disclosures of the Executive Agreement and Release have been incorporated into the Company’s Consolidated Financial Statements.

Unregistered Sale of Equity Securities

On April 19, 2011, the Company announced that it had entered into a Stock Purchase Agreement (the “Purchase Agreement”) on April 19, 2011, with certain accredited investors (the “Purchasers”) to sell and issue to the Purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, an aggregate of 10,070,000 shares of common stock (the “Common Shares”) at a purchase price of $0.50 per share, resulting in aggregate gross proceeds to the Company of $5,035,000 (the “Private Placement”).  The Private Placement closed on April 21, 2011.  The Company received net proceeds at the closing of approximately $4.7 million after the deduction of placement agent commissions and offering expenses.  Please see Item 1.01 Entry into a Material Definitive Agreement, and Item 3.02 Unregistered Sale of Equity Securities, in our Current Report on Form 8-K, filed with the SEC on April 21, 2011, for additional discussion.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notice Regarding Forward-Looking Statements

All statements contained in this Quarterly Report that refer to future events or other non-historical matters are forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” or “predicts,” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions based on management’s expectations as of the date of this Quarterly Report, and involve known and unknown risks, uncertainties and other factors, including, without limitation, those disclosed under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under “Part II, Item 1A. Risk Factors” contained in this Quarterly Report, as well as those other risks and factors that are discussed in our filings with the SEC from time to time, including, but not limited to, under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 22, 2011.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report to conform such statements to actual results or to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

We operate as the parent company for our principal subsidiaries, Tri-Valley Oil & Gas Co. (“TVOG”), which explores for and produces oil and natural gas in California, and Select Resources Corporation, Inc. (“Select”), which holds and maintains two major mineral assets in the State of Alaska. Our reportable operating segments are Oil and Gas Operations and Minerals.

Oil and Gas Operations

Our oil and gas operations primarily consist of exploring and drilling for, and ultimately producing and selling, crude oil and natural gas. As a result, TVOG derives most of its principal revenue from crude oil and natural gas production. The profitability of our operations in any particular accounting period will be directly related to the realized prices of crude oil and natural gas sold, the type and volume of crude oil and natural gas produced, and the results of development and exploitation activities. Realized prices for natural gas will fluctuate from one period to another due to regional market conditions and other factors, while oil prices will be predominantly influenced by global supply and demand. The aggregate amount of crude oil and gas produced may fluctuate based on the success of development and exploitation of oil and gas reserves pursuant to current reservoir management. We benefit from lower natural gas prices as we are a consumer of natural gas in our California operations.  The cost of natural gas used in our steaming operations, production rates, labor, equipment costs, maintenance expenses, and production taxes are expected to be the principal influences on operating costs. Accordingly, our results of operations may fluctuate from period to period based on the foregoing principal factors, among others.

Minerals

Our minerals business primarily consists of holding two major minerals assets in the State of Alaska, which we refer to as the Richardson and Shorty Creek properties, respectively. Select holds title to these properties and related mining claims, both through direct ownership and through leasing arrangements.  In the past, we have generated revenues from pilot-scale mining projects and subcontracting exploration and business development projects.  However, these precious metal properties will require substantial investment to discover and delineate sufficient mineral resources to justify any future commercial development.  To date, we have realized no significant revenue from our mineral properties in Alaska and cannot predict when, if ever, we may see significant returns from our precious metal investments.  Precious metals mining is highly labor- and capital-intensive; therefore, the cost of labor and equipment, maintenance expenses, royalties, and production taxes are expected to be the principal influences on our operating costs in this segment.

Notable Items for the First Quarter of 2011:

●
Exchanged and cancelled our remaining Series A and Series B warrants from our April 6, 2010, registered direct offering, reducing our exposure to future dilution from those warrants and providing additional financial flexibility;

●
Retained the investment banking firm, C. K. Cooper & Company, to provide financial advisory services related to financing the development of the Pleasant Valley Oil Sands Project, jointly owned by the Company and its TVC OPUS 1 Drilling Program, L.P.;

●
Embarked upon the first phase of further development and enhanced oil production at our Claflin oil project in the Edison Oil Field which includes the acquisition of 3-D seismic data for the property and the drilling of up to six new vertical wells by June 2011;

●
Completed our October 22, 2010, at-the-market (“ATM”) equity offering program with C. K. Cooper & Company acting as our agent, through which, in the aggregate, we raised total gross proceeds of $3.0 million and total net proceeds of $2.8 million;

●
Completed our February 3, 2011, at-the-market (“ATM”) equity offering program with C. K. Cooper & Company acting as our agent, through which, in the aggregate, we raised total gross proceeds of $3.0 million and total net proceeds of $2.8 million;

●	Reached a favorable settlement of lease termination litigation brought in 2009 by the lessors of the our Lenox Ranch oil and gas leases located in the Pleasant Valley Oil Sands Project;
●	Reviewed our business strategy and current corporate events at the ROTH Capital Partners 23rd Annual Growth Stock Conference on March 16, 2011; and
●	Resolved our continued listing deficiency with respect to Section 1003(a)(iii) of the NYSE Amex LLC Company Guide;
●	Implemented actions to reduce general and administrative costs by approximately $1.0 million annually.

Notable Items and Expectations for the Second Quarter and Full Year 2011:

●	Reviewed our business strategy and current corporate events at the Independent Petroleum Association of America (“IPAA”) Oil & Gas Symposium New York (“OGIS New York”) on April 13, 2011;
●	Entered into a long-term lease for a new office location to significantly reduce cost and improve efficiency;
●
Closed a $5.0 million private placement financing with a select group of institutional and accredited investors through which, in the aggregate, we raised net proceeds of $4.7 million to provide funding for further development of the first drilling phase at our Claflin oil project;

●	Expanded the first drilling phase at our Claflin oil project from six to eight new vertical wells;
●
Drilling a total of 22 new wells, 13 vertical and nine horizontal, at our Claflin oil project to convert an estimated 2.1 million barrels of net proved undeveloped oil reserves (“PUDs”) on the property to proved developed and producing (“PDP”) status and to increase oil production;

●
Commencing the initial steam injection cycle on the first new Claflin oil well in May 2011 with all new oil wells on the property having received an initial steam injection cycle by the end of July 2011;

●	Producing first oil from some of the new Claflin oil wells starting in May 2011;
●	Completing an NI 43-101 Report on our Richardson gold exploration project in Alaska; and
●	Entering into an arrangement with a major mining company to perform core drilling and evaluation on one or both of our exploration gold projects, Shorty Creek or Richardson.

RESULTS OF OPERATIONS

For The Three Months Ended March 31, 2011, Compared With The Three Months Ended March 31, 2010:

CONSOLIDATED

For the quarter ended March 31, 2011, total revenues were $0.7 million, compared with $1.2 million in the first quarter of 2010, a decrease of $0.5 million. The decrease in total revenues between the two periods resulted from a gain on sale of asset of $0.6 million in the first quarter of 2010, offset by an increase of $0.1 million in the sale of oil and gas in the first quarter of 2011.  Total costs and expenses for the first quarter of 2011 were $3.2 million, compared with $3.4 million in the first quarter of 2010, a decrease of $0.2 million.  The decrease was attributable to reductions in mining exploration expenses, interest expense, depreciation, depletion and amortization, and warrant expense, offset by an increase in general and administrative, attributable to higher legal expenses and capital formation fees incurred in the first quarter of 2011, partially offset by lower total salary and benefits expense.  We experienced a net loss of $2.5 million in the first quarter of 2011, compared to a net loss of $2.2 million in the first quarter of 2010, an increase of $0.3 million.  The lower net loss in the first quarter of 2010 was attributable to the gain on sale of asset of $0.6 million that quarter, as well as, an impairment loss of $0.4 million in the first quarter of 2011.

Revenues

We identify segment revenue by the business or service provided.  We also allocate interest income and gain on sale of asset to each reportable segment.  Non-Segmented revenues are primarily derived from partnership income in partnerships in which we have less than a 51% ownership.  To measure the segment’s operating income or loss, we allocate costs and expenses in the same manner as revenue; however, all items that are general and administrative in nature and are not directly traceable to a segment, are considered non-segmented expenses.

The following table sets forth our revenues and changes in revenues by segment for the first quarters of 2011 and 2010, in millions of U.S. Dollars:

	For The Three Months Ended March 31,		Increase
	2011	2010	(Decrease)	Change (%)
Revenues
Oil and Gas Operations	$0.70	$1.20	$(0.50)	-41.67%
Minerals	$-	$-	$-	0.00%
Non-Segmented Items	$-	$-	$-	0.00%
Consolidated Revenues:	$0.70	$1.20	$(0.50)	-41.67%

Net Loss

The following table sets forth our net loss and changes in net loss by segment in the first quarters of 2011 and 2010, in millions of U.S. Dollars:

	For The Three Months Ended March 31,		Increase
	2011	2010	(Decrease)	Change (%)
Results of Operations
Oil and Gas Operations	$(0.30)	$0.60	$(0.90)	-150.00%
Minerals	$(0.10)	$(0.20)	$0.10	-50.00%
Non-Segmented Items	$(2.10)	$(2.60)	$0.50	-19.23%
Net Loss	$(2.50)	$(2.20)	$(0.30)	13.64%

Costs and Expenses

For the first quarter of 2011, mining exploration expenses were $0.1 million less than during the same period in 2010.  The reduction in expense was a result of the sale of the Admiral Calder calcium carbonate quarry in Alaska in December 2010 and reduced activity in Select during the quarter.

Despite increased oil production volumes and revenues, production costs were basically unchanged for the first quarters of 2011 and 2010 at $0.4 million.

General and administrative expenses were $2.1 million for the three months ended March 31, 2011, compared with $1.5 million for the three months ended March 31, 2010; an increase of $0.6 million.  The increase in general and administrative expenses between the comparable quarters was primarily attributable to higher legal expenses and capital formation fees incurred during the first quarter of 2011, partially offset by lower total salary and benefits expense, versus the same period in 2010.

First quarter 2011 warrant expense decreased by $1.1 million from the first quarter of 2010.  The first quarter 2010 expense was attributable to the issuance of 700,000 warrants to our former Chairman of the Board of Directors and Chief Executive Officer to purchase Tri-Valley Corporation common shares, as provided in his Executive Agreement and Release (“Executive Agreement and Release”) with the Company.   See Exhibit 10.4, Executive Retirement Agreement and General Release with F. Lynn Blystone, in the Company’s Form 10-K for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission on March 29, 2010, for additional discussion.

Impairment loss for the three months ended March 31, 2011, increased $0.4 million over the same period in 2010.  This increase was attributable to the write down of expired leases.

OIL AND GAS OPERATIONS

Revenues from Oil and Gas Operations in the first quarter of 2011 were $0.7 million, compared with $1.2 million in the first quarter of 2010.  The decrease of $0.5 million was primarily due to a $0.6 million gain on the sale of asset recorded in the first quarter of 2010, partially offset with an increase in oil and gas revenues of $0.1 million in the first quarter of 2011.  We expect that revenues from Oil and Gas Operations will steadily increase as a result of both increasing production and improved pricing, and that the operating income of this segment will continue to improve throughout 2011.  Oil and Gas Operations was our only operating segment to generate revenues during the first three months of 2011.

Oil and Gas Operations had a net loss of $0.3 million for the three months ended March 31, 2011, versus a net income of $0.6 million for the same period in 2010.  The decrease in operating income between the two quarters of $0.9 million was primarily attributable to the $0.6 million gain on sale of asset recorded in the first quarter of 2010, offset by an increase of $0.1 million in sale of oil and gas and an impairment loss of $0.4 million recorded in the first quarter of 2011.

We continue to focus development on our Pleasant Valley Oil Sands Project near Oxnard, California, and on our Claflin project in the Edison Oil Field, located east of Bakersfield, California.

MINERALS

Precious Metals

During the first quarter of 2011, the daily average price of gold fluctuated from a low of $1,319 per ounce to a high of $1,447 per ounce, averaging $1,386 per ounce for the quarter.  The price of gold rose approximately 2.4% during the first three months of 2011, as global investors continued to focus on precious metals for portfolio diversification amid signs of deteriorating sovereign debt conditions in Europe and in the United States.  We continue to maintain a strong focus on monetizing one or both of our gold exploration properties in the State of Alaska.

NON-SEGMENTED ITEMS

Non-Segmented revenues are primarily derived from partnership income in partnerships in which we have less than a 51% ownership.  To measure the segment’s operating income or loss, we allocate costs and expenses in the same manner as revenue; however, all items that are general and administrative in nature and are not directly traceable to a segment, are considered non-segmented expenses.  Non-Segmented expenses decreased from $2.6 million in the first three months of 2010 to $2.1 million in the first three months of 2011, a decrease of $0.5 million.  The decrease was mainly attributable to substantially lower warrant expense for the first three months of 2011, compared with the same period in 2010, offset by increased general and administrative expense during the first quarter of 2011.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Total current assets were $6.8 million at March 31, 2011, $1.4 million higher than at year-end 2010.  Cash at March 31, 2011, was $1.0 million higher than at year-end 2010, primarily as a result of sales of our common stock during the second half of March 2011.   Accounts receivable - trade at March 31, 2011, increased by $0.2 million over the balance at December 31, 2010.  This increase between the reporting periods resulted from of both higher production volumes and higher oil prices.  Prepaid expenses at March 31, 2011, increased by $0.1 million from year-end 2010, as a result of higher advanced royalty payments.  Total property and equipment - net decreased by $0.4 million from year-end 2010, as a result of the impairment loss incurred for expired leases and scheduled depreciation.  This decrease was offset by $0.2 million in capital expenditures.  Total current liabilities decreased by $1.8 million during the first quarter of 2011 from December 31, 2010.  The decrease was attributable to pay downs in trade accounts payable, combined with decreased overall vendor activity during the first quarter of 2011.

Operating Activities

Net cash used in operating activities was $4.2 million for the three months ended March 31, 2011, compared with $0.9 million for the same reporting period in 2010.  The increase in net cash used in operating activities between the two reporting periods was due primarily attributable to our net loss, a reduction in trade accounts payable, an increase in total accounts receivable, and an increase in total other assets.

Investing Activities

Net cash used by investing activities was $0.2 million for the first three months of 2011, compared with net cash provided by investing activities of $0.6 million for the same reporting period in 2010.  During the first quarter of 2011, proceeds from the sale of property were minimal as compared to the first quarter of 2010, when we received $0.7 million from the sale of a steam generator.  Capital expenditures for well maintenance and improvements remained basically unchanged at $0.2 million.

Financing Activities

Net cash provided by financing activities during the first quarter of 2011 was $5.4 million, as compared with $0.3 million for the same quarter in 2010.  The difference of $5.1 million between the two reporting periods was attributable to sales of our common stock during the first quarter of 2011.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY (Continued)

Liquidity

The recoverability of our crude oil and natural gas reserves depends on future events, including obtaining adequate financing for our exploration and development program, successfully completing our planned drilling program, and achieving a level of operating revenues that is sufficient to support our cost structure.  Our cash balance at March 31, 2011, was $1.6 million, an increase of $1.0 million from our 2010 year-end cash balance.  Total current liabilities decreased $1.8 million from year-end 2010 to March 31, 2011, while current assets increased $1.4 million between the comparable periods to $6.8 million at the end of the first quarter of 2011.  A majority of the increase in current assets between the two periods was comprised of an increase of $1.0 million in cash.

We have not yet achieved profitability, and thus, we remain dependent upon raising additional capital to cover a substantial portion of our operating and general and administrative expenses, as well as, capital requirements for 2011.  However, certain factors, such as the economic climate and interest rates, which directly affect the supply of capital, are beyond our control.  As a result, we may not be able to obtain additional financing if required, or even if we were to obtain any financing, it may contain burdensome restrictions on our business, in the case of debt financing, or result in significant dilution, in the case of equity financing.  We also continue to maintain a strong focus on monetizing one or more of our gold exploration properties in the State of Alaska.  However, our ability to successfully develop our mineral exploration business in Alaska depends, in large part, on our ability to develop and maintain effective working relationships with industry participants, joint venture partners, and other investors.  We may not be able to establish these strategic or joint venture relationships, or if established, we may choose the wrong partner, or we may not be able to maintain them.

As such, unless we are successful in our initiatives to generate liquidity and raise capital, the foregoing conditions and uncertainties raise substantial doubt about our ability to continue as a going concern.

The Company has no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, which are based on historical experience and on other assumptions that we believe to be reasonable. In the event that any of our estimates and assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A summary of our critical accounting policies is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our cash is held in non-interest bearing accounts which are fully insured by the Federal Deposit Insurance Corporation.

Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, crude oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future crude oil and natural gas prices with any degree of certainty. Sustained declines in crude oil and natural gas prices may adversely affect our financial condition and results of operations and may also reduce the amount of net crude oil and natural gas reserves that we can produce economically.  We do not engage in hedging activities, nor do we employ commodity futures or forward contracts in our cash management function.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report. The Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation of these controls and procedures required by paragraph (b) of Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, that our disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have not tested or reviewed our internal control over financial reporting as of the date of this Quarterly Report.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Other than ordinary, routine litigation incidental to our business, we were involved in the following material litigation as of March 31, 2011:

Hansen et al. v. Tri-Valley Corporation et al. , No. 56-2010-00373549-CU-OR-VTA, Superior Court, Ventura County, California

On May 11, 2010, plaintiffs filed a quiet title action against us and a group of lessors related to the Scholle family (the “Scholle Heirs”). On July 9, 2010, we and the Scholle Heirs filed a cross-complaint for quiet title.  Our cross-complaint seeks to affirm the validity of the 50% mineral interest owned by the Scholle Heirs and to affirm the validity of our oil and gas leases from the Scholle Heirs (“2009 Scholle Leases”), while plaintiffs’ complaint seeks to extinguish the mineral interest of the Scholle Heirs and to terminate our 2009 Scholle Leases.  We believe that the 2009 Scholle Leases have significant and valuable heavy oil deposits.  If the plaintiffs are successful in terminating the 2009 Scholle Leases, our potential for future development in the Pleasant Valley Oil Sands Project will be significantly impaired.

Lenox v. Tri-Valley Corporation , No. 56-2009-00358492-CU-OR-VTA, Superior Court, Ventura County, California

On September 25, 2009, the lessors of our Lenox and Snodgrass oil and gas leases (“Lenox/Snodgrass Leases”) filed a quiet title action against us.  On February 22, 2011, the quiet title action was resolved by a Settlement Agreement and Release of Claims.  Under the terms of the Settlement Agreement and Release of Claims, the primary term of the Lenox/Snodgrass Leases has been extended by three years until May 1, 2014, and the lessors waived payment of 2009 and 2010 annual surface rentals and minimum royalties, among other matters.  Please see Part II, Item 8. Financial Statements, Note 15 – Subsequent Events, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 22, 2010, for additional discussion.

ITEM 1A.   RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this Quarterly Report, before deciding whether to invest in shares of our common stock. Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects. If any of the following risks actually occur, our business, financial condition, operating results and prospects would suffer. In that case, the trading price of our common stock would likely decline, and you might lose all or part of your investment in our common stock.

Risks Involved in Our Business Generally

If we are unable to obtain additional funding, our business and financial condition will be materially impaired, and we may find it difficult to continue as a going concern.

As of March 31, 2011, our accumulated deficit was $68.4 million, our cash balance was approximately $1.6 million and our total current liabilities were approximately $6.1 million.  Total receivables from joint venture partners were $6.6 million as of March 31, 2011.  Our independent accountants included a going concern qualification in their report on our financial statements for the year ended December 31, 2010, noting that our ability to continue as a going concern is dependent on additional sources of capital and the success of our business strategy.

Our current available cash, along with revenues generated from operations and proceeds from the sale of assets, if any, may not be sufficient to satisfy our cash needs for the next twelve months without additional equity or debt financing. We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation, and development of oil and natural gas properties.  However, we may not be able to attain production levels and support our costs through revenues derived from operations.

If our available cash and projected revenue levels are not sufficient to sustain our operations, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings, or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests, and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. We may not be successful in raising additional capital or securing financing when needed or on terms satisfactory to us, and we may not be able to continue as a going concern.  If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition, and results of operations.

The sale of securities to certain at-the-market investors may be deemed to have violated federal securities laws, and, as a result, those investors may have the right to rescind their original purchase of those securities.

On June 29, 2010, we announced that Joseph R. Kandle, who was at the time the President of Tri-Valley Oil & Gas Co., or TVOG, a wholly-owned subsidiary of the Company, and Senior Vice President of Corporate Development of the Company, was stepping down from his position as President of TVOG, a role that was assumed by Maston N. Cunningham, our current President and Chief Executive Officer. In the same announcement, we reported that Mr. Kandle would continue to serve as Senior Vice President of Corporate Development.  At the time, we did not believe that we needed to file a Form 8-K to disclose that Mr. Kandle was stepping down as President of TVOG, and thus no such report was filed by us.  We did issue a press release announcing the re-assignment and disclosed the re-assignment in our Form 10-Q for the period ended June 30, 2010, as well.  However, we may have been required to file a Form 8-K under Item 5.02(b) on or before July 5, 2010, in order to report the re-assignment of the TVOG presidency position from Mr. Kandle to Mr. Cunningham.

On November 22, 2010, the Company and Mr. Kandle agreed to the terms of Mr. Kandle’s retirement from all positions he held with the Company, including as Senior Vice President of Corporate Development.  We did not believe that we needed to file an 8-K to report the agreement to such terms, and thus no such report was filed by us.  Mr. Kandle’s planned retirement was reported in our Annual Report on Form 10-K for the year ended December 31, 2010, which we refer to as the 2010 Form 10-K, and his retirement was effective on April 1, 2011.  However, we may have been required to file a Form 8-K under Item 5.02(b) on or before November 26, 2010, in order to report Mr. Kandle’s retirement effective April 1, 2011.

Not filing a Form 8-K timely to report the re-assignment of Mr. Kandle’s role as president of TVOG may have resulted in the Company losing its S-3 eligibility on July 6, 2010.  However, even if this were the case, we believe we were nonetheless eligible to continue using the already effective Registration Statement on Form S-3 (No. 333-163442), which we refer to as the S-3 Registration Statement, for the offer and sale of securities until we filed our 2010 Form 10-K on March 22, 2011, the date on which we were required, in accordance with applicable interpretive guidance of the staff of the Division of Corporation Finance at the Securities and Exchange Commission, or the SEC, to reassess our S-3 eligibility.

As previously reported, on February 3, 2011, we commenced an at-the-market, or ATM, equity offering program under the S-3 Registration Statement.  Between March 22 and March 30, 2011 (the filing date of our 2010 Form 10-K), we sold an aggregate of 2,471,190 shares of common stock under the S-3 Registration Statement, resulting in gross proceeds of $1,269,731, at per share prices ranging from $0.50 to $0.56.

Because we may not have been eligible to continue using Form S-3 for the registration of our securities following the filing of our 2010 Form 10-K on March 22, 2011, it is possible that any sales of the ATM shares pursuant to the S-3 Registration Statement between March 22 and March 30, 2011, may be deemed to have been unregistered sales of securities.  If it is determined that persons who purchased the ATM shares after March 22, 2011, purchased such securities in an offering deemed to be unregistered, then such persons may be entitled to rescission rights, pursuant to which they could be entitled to recover the amount paid for such ATM shares, plus interest (usually at a statutory rate prescribed by state law).  If all of the investors who purchased the ATM shares after March 22, 2011, demanded rescission of their purchases, and such investors were in fact found to be entitled to such rescission, then we would be obligated to repay approximately $1,269,731, plus interest.  The Securities Act generally requires that any claim brought for a violation of Section 5 of the Securities Act be brought within one year of the violation.

In addition, if it were determined that we in fact sold unregistered securities, the sale of such unregistered securities could subject us to enforcement actions or penalties and fines by federal or state regulatory authorities.  We are unable to predict the likelihood of any claims or actions being brought against us related to these events, or if brought, the amount of any such penalties or fines.

Furthermore, we may be required to file a Registration Statement on Form S-1 for the registration of any future securities offerings, if any, until we regain our S-3 eligibility.  Absent prior relief from the SEC, we expect to regain S-3 eligibility on December 1, 2011.  Preparing and filing a Form S-1 registration statement for a new offering or a post-effective amendment to a previously effective Form S-3 will impose additional cost to us in legal, accounting, and registration fees.  In addition, any Form S-1, including a post-effective amendment to a Form S-3 on Form S-1, would be subject to full SEC review and comment and must be declared effective by the SEC before it may be used by us to offer and sell securities.

Risks Involved in Our Oil and Gas Operations

Oil and natural gas prices are volatile and change for reasons that are beyond our control, and decreases in the price we receive for our oil and natural gas production adversely affect our business, financial condition, results of operations, and liquidity.

 Our operating results depend heavily upon our ability to market our crude oil and natural gas production at favorable prices, and the prices of the commodities we sell are, to a significant extent, beyond our control. The factors influencing the prices we receive for our oil and natural gas production include, without limitation, changes in consumption patterns, global and local economic conditions, production disruptions, OPEC actions, domestic and foreign governmental regulations and taxes, the price, availability and consumer acceptance of alternative fuel sources, the availability of refining capacity, technological advances affecting energy consumption, weather conditions, speculative activity, financial and commercial market uncertainty, and worldwide economic conditions. Any decline in the prices we receive for our oil and natural gas production will adversely affect various aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth, and the carrying value of our oil and natural gas properties, all of which depend primarily or in part upon those prices. Declines in the prices we receive for our oil and natural gas will also adversely affect our ability to finance capital expenditures, make acquisitions, raise capital, and satisfy our financial obligations. In addition, declines in prices reduce the amount of oil and natural gas that we can produce economically and, as a result, adversely affect our quantities of proved reserves. Among other things, a reduction in our reserves can limit the capital available to us, because the availability of sources of capital likely will be based, in large part, on the estimated quantities of those reserves.

Any material change in the factors and assumptions underlying our estimates of crude oil and natural gas reserves could materially impair the quantity and value of those reserves.

Our reserves are annually evaluated by a qualified, independent reserves engineering firm.  The reserve data included in our various filings we make with the SEC from time to time represent estimates only.  The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering, and economic data for each reservoir.  As a result, such estimates are inherently imprecise and could prove to be inaccurate.  Any significant inaccuracy could materially affect, among other things, future estimates of our reserves, the economically recoverable quantities of oil and natural gas attributable to our properties, the classifications of reserves based on risk of recovery, and estimates of our future net cash flows.

You should not assume that the present values referred to in our SEC filings, such as in our 2010 Form 10-K, represent the current market value of our estimated oil and natural gas reserves. The timing and success of the production and the expenses related to the development of oil and natural gas properties, each of which is subject to numerous risks and uncertainties, will affect the timing and amount of actual future net cash flows from our proved reserves and their present value. In addition, our present value estimates are based on assumed future prices and costs. Actual future prices and costs may be materially higher or lower than the assumed prices and costs. Further, the effect of derivative instruments, if any, is not reflected in these assumed prices. Also, the use of a 10% discount factor to calculate the present value of projected future net income may not necessarily represent the most appropriate discount factor given actual interest rates and risks to which our business, or the oil and natural gas industry in general, are subject.

Unless we successfully add to our existing proved reserves, our future crude oil and natural gas production will decline, resulting in an adverse impact on our business.

The rate of production from crude oil and natural gas properties generally declines as reserves are depleted.  Except to the extent that we perform successful exploration, development, or acquisition activities, or identify, through engineering studies, additional or secondary recovery reserves, our proved reserves will decline as we produce crude oil and natural gas.  Likewise, if we are not successful in replacing the crude oil and natural gas we produce with good prospects for future production, our business will experience reduced cash flow and results of operations.  If we do identify an appropriate acquisition candidate, we may be unable to negotiate mutually acceptable terms with the seller, finance the acquisition, or obtain the necessary regulatory approvals. If we are unable to complete suitable acquisitions, it will be more difficult to replace our reserves, and an inability to replace our reserves would have a material adverse effect on our financial condition and results of operations.

Crude oil and natural gas drilling and production activities are subject to numerous risks that could have a material adverse effect on our production, results of operations, and financial condition.

Exploration, exploitation, and development activities are subject to numerous risks, the occurrence of any of which may materially limit our ability to develop, produce, or market our reserves.  Such risks include, without limitation:

●	no commercially productive crude oil or natural gas reservoirs may be found;
●	title problems;
●	adverse weather conditions;
●	problems in delivery of our oil and natural gas to market;
●	equipment failures or accidents;
●	fire, explosions, blow-outs, and pipe failure;
●	compliance with governmental and regulatory requirements;
●	environmental hazards, such as oil spills, natural gas leaks, ruptures, or discharges of toxic gases; and
●	shortages or delays in the delivery of drilling rigs and other equipment; and

Drilling for oil and natural gas often involves unprofitable efforts, not only from dry holes but also from wells that are productive but do not produce sufficient oil or natural gas to return a profit at then realized prices after deducting drilling, operating, and other costs. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or that it can be produced economically. In addition, the cost of exploration, exploitation, and development activities is subject to numerous uncertainties, and cost factors can adversely affect the economics of a project.

In accordance with customary industry practice, we maintain insurance against the kinds of hazards and risks noted above, but our level of insurance may not cover all losses in the event of a drilling or production adverse event.  Insurance is not available for all operational risks, such as risks that we will drill a dry hole, fail in an attempt to complete a well, or have problems maintaining production from existing wells.  Furthermore, the insurance we do have may not continue to be available on acceptable terms. We could also, in some circumstances, have liability for actions taken by third parties over which we have no or limited control, including operators of properties in which we have an interest. The occurrence of an uninsured or underinsured loss could result in significant costs that could have a material adverse effect on our financial condition and liquidity. In addition, maintenance activities undertaken to reduce operational risks can be costly and can require exploration, exploitation, and development operations to be curtailed while those activities are being completed.

We are subject to complex laws and regulations, including environmental laws and regulations, that can make production more difficult, increase production costs and limit our growth.

Our operations and facilities are extensively regulated at the federal, state, and local levels. Laws and regulations applicable to us include those relating to:

●	land use restrictions;
●	drilling bonds and other financial responsibility requirements;
●	spacing of wells;
●	emissions into the air;
●	unitization and pooling of properties;
●	habitat and endangered species protection, reclamation, and remediation;
●	the containment and disposal of hazardous substances, oil field waste, and other waste materials;
●	the use of underground storage tanks;
●	transportation and drilling permits;
●	the use of underground injection wells, which affects the disposal of water from our wells;
●	safety precautions;
●	the prevention of oil spills;
●	the closure of production facilities;
●	operational reporting; and
●	taxation and royalties.

These laws and regulations continue to increase in both number and complexity and affect our operations.  Our operations could result in liability under federal, state, and local regulations for:

●	personal injuries;
●	property and natural resource damages;
●	releases or discharges of hazardous materials;
●	well reclamation costs;
●	oil spill clean-up costs;
●	other remediation and clean-up costs;
●	plugging and abandonment costs, which may be particularly high in the case of offshore facilities; and
●	governmental and regulatory sanctions, such as fines and penalties.

Any noncompliance with these laws and regulations could subject us to material administrative, civil, or criminal penalties or other liabilities, including suspension or termination of operations.  Certain liability can attach to the operator of record of the well and also to other parties that may be deemed to be current or prior operators or owners of the wells or the equipment involved.  Thus, such laws and regulations could subject us to liabilities, even where we are not the operator who caused the damage.

Changes in applicable laws and regulations could increase our costs, reduce demand for our production, impede our ability to conduct operations, or have other adverse effects on our business.

Future changes in the laws and regulations to which we are subject may make it more difficult or expensive to conduct our operations and may have other adverse effects on us. For example, the Environmental Protection Agency, or EPA, has issued a notice of finding and determination that emissions of carbon dioxide, methane, and other greenhouse gases, or GHG, present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHG’s under existing provisions of the federal Clean Air Act. The EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress is considering "cap and trade" legislation that would establish an economy-wide cap on emissions of GHG’s in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHG’s. On September 27, 2006, California's governor signed into law Assembly Bill (AB) 32, known as the "California Global Warming Solutions Act of 2006," which establishes a statewide cap on GHG’s that will reduce the state's GHG emissions to 1990 levels by 2020 and establishes a "cap and trade" program. The California Air Resources Board has been designated as the lead agency to establish and adopt regulations to implement AB 32 by January 1, 2012. Similar regulations may be adopted by the federal government. Any laws or regulations that may be adopted to restrict or reduce emissions of GHG’s would likely require us to incur increased operating costs and could have an adverse effect on demand for our production.

We could also be adversely affected by future changes to applicable tax laws and regulations. For example, proposals have been made to amend federal and/or California law to impose "windfall profits," severance, or other taxes on oil and natural gas companies. If any of these proposals become law, our costs would increase, possibly materially. Significant financial difficulties currently facing the State of California may increase the likelihood that one or more of these proposals will become law.

President Obama's 2011 Fiscal Year Budget includes proposals that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could defer or eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

Our oil and gas reserves are concentrated in California.

All of our oil and gas reserves are located in the State of California.  Accordingly, factors affecting our industry or the State of California in which we operate, will likely impact us more acutely than if our business was more diversified geographically.

The marketability of our production is dependent upon gathering systems, transportation facilities, and processing facilities that we do not control, and if these facilities or systems become unavailable, our operations can be interrupted and our revenues reduced.

The marketability of our oil and natural gas production depends in part upon the availability, proximity, and capacity of pipelines, natural gas gathering systems, transportation barge, and processing facilities owned by third parties. In general, we do not control these facilities, and our access to them may be limited or denied due to circumstances beyond our control. A significant disruption in the availability of these facilities could adversely impact our ability to deliver to market the oil and natural gas we produce and thereby cause a significant interruption in our operations. In some cases, our ability to deliver to market our oil and natural gas is dependent upon coordination among third parties who own transportation and processing facilities we use, and any inability or unwillingness of those parties to coordinate efficiently could also interrupt our operations. These are risks for which we do not maintain insurance.

Strategic relationships upon which we may rely for our oil and gas operations are subject to change, which may diminish our ability to conduct such operations.

Our ability to successfully bid on and acquire additional properties, to discover reserves, to participate in drilling opportunities on ongoing or newly discovered oil and gas projects, and to identify and enter into commercial arrangements, may depend on developing and/or maintaining effective working relationships with industry participants, joint venture partners, and other investors.  Our success may also depend on our ability to select and evaluate new partners and to consummate transactions in a highly competitive environment. We may not be able to establish these strategic or joint venture relationships, or if established, we may choose the wrong partner or we may not be able to maintain them on commercially reasonable terms, if at all. In addition, the dynamics of our relationships with strategic or joint venture partners and investors may require us to incur expenses or undertake activities we would not otherwise be inclined to take to fulfill our obligations to these partners or maintain our relationships with such partners. If our strategic relationships or joint venture relationships are not established or maintained, or if they are required to change to accommodate changes in circumstances, our business prospects may be limited, which could diminish our ability to conduct our operations and our ability to generate revenues from these operations.

In addition, in cases where we are the operator, our partners may not be able to fulfill their obligations, which would require us to either take on their obligations in addition to our own, or possibly forfeit our rights to the area involved in the joint venture. In addition, despite our partner’s failure to fulfill its obligations, if we elect to terminate such relationship, we may be involved in litigation with such partners or may be required to pay amounts in settlement to avoid litigation despite such partner’s failure to perform.  Alternatively, our partners may be able to fulfill their obligations, but will not agree with our proposals as operator of the property.  In this case there could be disagreements between joint venture partners that could be costly in terms of dollars, time, deterioration of the partner relationship, and/or our reputation as a reputable operator.

In cases where we are not the operator of the joint venture, the success of the projects held under these joint ventures is substantially dependent on our joint venture partners. The operator is responsible for day-to-day operations, safety, environmental compliance, and relationships with government and vendors.

A currently pending lawsuit threatens to limit potential development of a significant and valuable heavy oil project in the Hansen-Scholle Lease portion of our Pleasant Valley Oil Sands Project.

A legal action is currently pending against us that might result in the termination of our oil and gas leases in the Hansen-Scholle Lease portion of our Pleasant Valley Oil Sands Project.  On May 11, 2010, plaintiffs filed a quiet title action against us and a group of lessors. On July 9, 2010, we and the lessors filed a cross-complaint for quiet title.  Our cross-complaint seeks to affirm the validity of the 50% mineral interest owned by the lessors and to affirm the validity of our oil and gas leases from the lessors, while plaintiffs’ complaint seeks to extinguish the mineral interest of the lessors and to terminate our oil and gas leases.  We believe that these oil and gas leases have significant and valuable heavy oil deposits.  If the plaintiffs are successful in terminating such leases, our potential for future development in the Pleasant Valley Oil Sands Project will be significantly impaired.

Failure to timely resolve alleged claims relating to the sale of interests in the OPUS partnership and our management of the partnership could materially harm our business.

In mid-August 2010, we were informed by counsel for an investor in the TVC OPUS 1 Drilling Program, L.P., a Delaware limited partnership of which we are the managing partner, that the investor believes he may have claims against the OPUS partnership, Tri-Valley, its subsidiary, Tri-Valley Oil and Gas Co., and certain related affiliates, relating to, among other things, the sale of interests in the partnership and management of the partnership.  Due to the investor’s concerns about the possible expiration of the statute of limitations for the potential claims as of September 30, 2010, the parties executed a tolling agreement with the investor, pursuant to which the investor agreed to refrain from initiating any litigation, arbitration, or other formal proceeding until September 1, 2011, and, in turn, we agreed to waive any time-related defenses in connection with any such proceeding that may be initiated on or before September 30, 2014.  The parties’ mutual intent of entering into the tolling agreement was to give us time to analyze the factual and legal basis of the alleged claims, and, if necessary, to reach an amicable resolution of matters related to the potential claims without need for litigation, arbitration, or other formal proceeding, and in a manner which will avoid unnecessary expense, delay, or disruption to our operations.  We continue to analyze the factual and legal basis of the potential claims and to discuss the matter with such investor.  As of March 31, 2011, we had not yet reached a conclusion as to the merits of the investor’s claims.  There can be no assurance about when this matter will be resolved or how much time and resources it will take to resolve it, nor can we predict the final outcome or financial impact of resolving it, whether through mutually agreeable and satisfactory resolution or through formal legal proceedings.  If the matter is not resolved timely without substantial expense or management distraction, or if the matter is not resolved on terms satisfactory to us, or if we become involved in litigation, our business, financial condition, results of operations, and cash flows could be materially harmed.

Competition in the oil and natural gas industry is intense and may adversely affect our results of operations.

We operate in a competitive environment for acquiring properties, marketing oil and natural gas, integrating new technologies, and employing skilled personnel. Many of our competitors possess and employ financial, technical, and personnel resources substantially greater than ours. Those companies may be willing and able to pay more for oil and natural gas properties than our financial resources permit, and may be able to define, evaluate, bid for, and purchase a greater number of properties. Our competitors may also enjoy technological advantages over us and may be able to implement new technologies more rapidly than we can. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. We may not be able to compete successfully in the future with respect to acquiring prospective reserves, developing reserves, marketing our production, attracting and retaining qualified personnel, implementing new technologies, and raising additional capital.

Risks Involved in Our Minerals Business

Our minerals business has not yet realized significant revenue, is not presently profitable, and may never become profitable.

We formed Select Resources Corporation, Inc., our wholly owned subsidiary, in late 2004 to manage our precious metals and industrial minerals properties in Alaska.  The precious metal properties will require substantial investment to discover and delineate sufficient mineral resources to justify any future commercial development.  To date, we have realized no significant revenue from our mineral properties in Alaska and cannot predict when, if ever, we may see significant returns from our precious metal investments.

The value of our minerals business depends on numerous factors not under our control.

The economic value of our minerals business may be adversely affected by changes in commodity prices for gold, increases in production and/or capital costs, and increased environmental or permitting requirements by federal and state governments.  If our mineral properties commence production, our operating results and cash flow may be impaired by reductions in forecast grade or tonnage of the deposits, dilution of the mineral content of the ore, reduction in recovery rates, and a reduction in reserves, as well as, unforeseen delays in the development of our projects.

Strategic relationships upon which we may rely for our mineral exploration operations in the State of Alaska are subject to change, which may diminish our ability to conduct such operations.

Our ability to successfully develop our mineral exploration business in Alaska depends on our ability to develop and maintain effective working relationships with industry participants, joint venture partners, and other investors.  Our success may also depend on our ability to select and evaluate new exploration partners and to consummate transactions in a highly competitive environment. We may not be able to establish these strategic or joint venture relationships, or if established, we may choose the wrong partner or we may not be able to maintain them. In addition, the dynamics of our relationships with strategic or joint venture partners and investors may require us to incur expenses or undertake activities we would not otherwise be inclined to take to fulfill our obligations to these partners or maintain our relationships with such partners, the failure of which could, among other things, dilute our economic interests in the strategic or joint venture relationship. If our strategic relationships or joint venture relationships are not established or maintained, or if they are required to change to accommodate changes in circumstances, our business prospects may be limited, which could diminish our ability to conduct our mineral exploration operations and our ability to generate revenues from these operations.

The value of our minerals business may be adversely affected by risks and hazards associated with the mining industry that may not be fully covered by insurance.

Our minerals business is subject to a number of risks, hazards and uncertainties including, but not limited to:

●	title problems;
●	invalidity of claims owned and/or claims leased;
●	substantial delays prior to the time that revenues can be generated from mining exploration;
●	equipment failures or accidents;
●	compliance with governmental and regulatory requirements;
●	environmental hazards;
●	unusual or unexpected geologic formations;
●	unanticipated hydrologic conditions, including flooding; and
●	periodic interruptions caused by inclement or hazardous weather conditions.

In accordance with customary industry practice, we maintain insurance against the kinds of hazards and risks noted above, but our level of insurance may not cover all losses in the event of an adverse event.  Insurance is not available for all operational mining exploration risks.  For example, insurance against environmental risks is generally either unavailable or, we believe, unaffordable.  Therefore, we do not maintain environmental insurance. Occurrence of events for which we are not insured may have a material adverse effect on our business.

Risks Related to Our Common Stock

Our stock price is volatile and could decline.

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the twelve months ended March 31, 2011, traded as low as $0.35 per share and as high as $2.17 per share. We cannot assure you that your investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including those risks outlined elsewhere in this “Risk Factors” section.

In addition, the stock market in general, including companies whose stock is listed on the NYSE Amex, have experienced substantial price and volume fluctuations that have often been disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Since we have not paid dividends on our common stock, you may not receive income from your investment.

We have not paid any dividends on our common stock since our inception and do not contemplate or anticipate paying any dividends on our common stock in the foreseeable future. Earnings, if any, will be used to finance the development and expansion of our business.

Sales of substantial amounts of our common stock in the public market could harm the market price of our common stock.

The sale of substantial amounts of shares of our common stock may cause substantial fluctuations in the price of our common stock. Pursuant to a registration rights agreement entered into in connection with the private placement we closed on April 21, 2011, we agreed to register for resale 10,070,000 shares of common stock issued to the selling stockholders in the private placement. Further, none of the investors in the private placement are subject to lock-up agreements. Once the registration statement we are obligated to file in connection with the private placement is declared effective by the SEC, the selling stockholders named therein will be able to resell publicly from time to time up to 10,070,000 shares of our common stock held by such selling stockholders. If the private placement shares are sold, or if it is perceived they will be sold, the trading price of our common stock could decline. Because investors may be more reluctant to purchase shares of our common stock following substantial sales or issuances, the resale of the shares of common stock issued in the private placement could impair our ability to raise capital in the near term.

Additional financings could result in dilution to existing stockholders and otherwise adversely impact the rights of our common stockholders.

Additional financings that we may require in the future will dilute the percentage ownership interests of our stockholders and may adversely affect our earnings and net book value per share. In addition, we may not be able to secure any such additional financing on terms acceptable to us, if at all. We have the authority to issue additional shares of common stock and preferred stock, as well as additional classes or series of warrants or debt obligations which may be convertible into any one or more classes or series of ownership interests. Subject to compliance with the requirements of the NYSE Amex, such securities may be issued without the approval or other consent of our stockholders.

Moreover, we may issue undesignated shares of preferred stock, the terms of which may be fixed by our board of directors and which terms may be preferential to the interests of our common stockholders. We have issued preferred stock in the past, and our board of directors has the authority, without stockholder approval, to create and issue one or more additional series of such preferred stock and to determine the voting, dividend, and other rights of holders of such preferred stock. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. The issuance of any of such series of preferred stock or debt securities may have an adverse effect on the holders of common stock.

The continued listing of our common stock on the NYSE Amex is subject to compliance with its continued listing requirements. While we have not received any notice of intent to delist our common stock, we have previously received notice that we were not in compliance with NYSE Amex listing standards. If our common stock were to be delisted, the ability of investors in our common stock to make transactions in such stock would be limited.

Our common stock is listed on the NYSE Amex, LLC, or NYSE Amex, a national securities exchange. Continued listing of our common stock on the NYSE Amex requires us to meet continued listing requirements set forth in the NYSE Amex’s Company Guide. These requirements include both quantitative and qualitative standards.

On July 2, 2010, the NYSE Amex notified us by letter that we were not in compliance with a certain standard for continued listing on the exchange as required under the NYSE Amex Company Guide at such time. Specifically, Section 1003(a)(iii) of the Company Guide requires a company to maintain a minimum of $6 million in stockholders’ equity, if the company has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. In response we submitted a plan to regain compliance with Section 1003(a)(iii) of the Company Guide. On April 1, 2011, we received notice from the NYSE Amex that we had resolved our listing deficiencies, and we are now in compliance with all NYSE Amex continued listing standards.

As is the case for all listed issuers, our continued listing eligibility will be assessed on an ongoing basis.  Investors should be aware that if the NYSE Amex were to delist our common stock from trading on its exchange, this would limit investors’ ability to make transactions in our common stock.

If our common stock were to be delisted by NYSE Amex, our common stock may be eligible to trade on the OTC Bulletin Board or the Pink OTC Markets. In such an event, it could become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there would likely also be a reduction in our coverage by security analysts and the news media, which could cause the price of our common stock to decline further. In addition, if we were to be delisted from NYSE Amex, it could constitute an event of default under any financing covenants to which we may then be subject, which could also trigger a default under any such contractual covenants.

Our stockholder rights plan, provisions in our charter documents, and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock, and could entrench management.

We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals, thereby entrenching current management, and possibly depressing the market price of our common stock. The rights issued under the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:

●	the ability of the board of directors to designate the terms of, and to issue new, series of preferred stock;
●	advance notice requirements for nominations for election to the board of directors;
●
limitations on stockholders’ ability call a special meeting of stockholders unless requested in writing by holders owning a majority in amount of the capital stock of the Company issued and outstanding; and

●	special voting requirements for the amendment of certain provisions of our bylaws.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, our stockholder rights plan, certain provisions of our certificate of incorporation and bylaws, and certain provisions of Delaware law, may singularly and/or collectively make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

Other Risks

Our business may suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

Our future success depends, in large part, on the continued contribution of our key executives. In particular, we currently rely heavily on Maston N. Cunningham, our chief executive officer, and John E. Durbin, our chief financial officer. We currently do not have employment agreements with any of our key executive officers. The loss of the services of any of our senior level management, or other key employees, could substantially harm our business and our ability to execute on our business plan.

ITEM 2.   UNREGISTERED SALES OF EQIITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2011, 40,962 shares of common stock were issued under the terms of a Settlement Agreement and Release of Claims in settlement of lease termination litigation over the Company’s Lenox Ranch oil and gas leases located in its Pleasant Valley Oil Sands Project near Oxnard, California.  See Item 3., Legal Proceedings, Lenox v. Tri-Valley Corporation, No. 56-2009-00358492-CU-OR-VTA, Superior Court, Ventura County, California, in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 22, 2011, for additional discussion.  Stock issuance cost for the first quarter of 2011 was $21,042.  This cost included $15,000 related to 30,000 shares of restricted common stock granted to an employee under an Executive Retirement Agreement and General Release but not issued until April 1, 2011.

ITEM 5.   OTHER INFORMATION

As previously reported in a Form 8-K filing with the SEC on March 30, 2011, on March 29, 2011, our Board of Directors amended and restated our bylaws to, among other things, establish advance notice procedures with respect to a stockholder’s nomination of a candidate for election as director, the failure to comply with which would allow us to determine that such nomination shall be disregarded for having failed to have been properly brought before the meeting.  See “—Stockholder Nominations of Directors” on page 15 of our Definitive Proxy Statement on Schedule 14A, filed with the SEC on May 3, 2011, for, among other things, the additional requirements with which a stockholder must comply in order to present director nominations at an annual meeting of our stockholders.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws, effective as of March 29, 2011 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed with the SEC on March 30, 2011).

10.1
Exchange Agreement, dated as of January 6, 2011, by and among the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on January 7, 2011).

10.2
Separation Agreement with James G. Bush, executed on February 18, 2011 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K for the year ended December 31, 2010, filed with the SEC on March 22, 2011).

10.3
Executive Retirement Agreement and General Release with Joseph R. Kandle, executed on December 6, 2010, amended on February 25, 2011 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the year ended December 31, 2010, filed with the SEC on March 22, 2010).

10.4
Sales Agreement between the Company and C. K. Cooper & Company, Inc., dated February 3, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on February 4, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-VALLEY CORPORATION

May 9, 2011	/s/ Maston N. Cunningham
Maston N. Cunningham
President and Chief Executive Officer

May 9, 2011	/s/ John E. Durbin
John E. Durbin
Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws, effective as of March 29, 2011 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed with the SEC on March 30, 2011).

10.1
Exchange Agreement, dated as of January 6, 2011, by and among the Company and the investors party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on January 7, 2011).

10.2
Separation Agreement with James G. Bush, executed on February 18, 2011 (incorporated by reference to Exhibit 10.6 of the Company’s Form 10-K for the year ended December 31, 2010, filed with the SEC on March 22, 2011).

10.3
Executive Retirement Agreement and General Release with Joseph R. Kandle, executed on December 6, 2010, amended on February 25, 2011 (incorporated by reference to Exhibit 10.5 of the Company’s Form 10-K for the year ended December 31, 2010, filed with the SEC on March 22, 2010).

10.4
Sales Agreement between the Company and C. K. Cooper & Company, Inc., dated February 3, 2011 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K, filed with the SEC on February 4, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

28