Form 10-Q
period 2011-06-30
TRI VALLEY CORP
filed 2011-08-19
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011	Commission File No. 001-31852

TRI-VALLEY CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-1585250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4927 Calloway Drive, Bakersfield, California 93312
(Address of Principal Executive Offices)

Registrant’s Telephone Number Including Area Code:   (661) 864-0500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer”, and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

As of August 19, 2011, the Registrant had 67,615,407 shares of common stock ($0.001 par value) and 438,500 shares of Series A preferred stock ($0.001 par value) outstanding.

i

TRI-VALLEY CORPORATION

ii

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEET

ASSETS
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current Assets
Cash	$1,523,512	$581,148
Accounts Receivable - Trade	364,410	202,482
Prepaid Expenses	694,073	615,778
Accounts Receivable from Joint Venture Partners	3,943,099	3,943,099
Accounts Receivable - Other	450,712	32,552

Total Current Assets	$6,975,806	$5,375,059

Property and Equipment - Net
Proved Properties, Successful Efforts Method	3,847,873	1,235,932
Unproved Properties, Successful Efforts Method	712,831	1,781,069
Other Property and Equipment	2,717,908	3,139,852

Total Property and Equipment - Net	$7,278,612	$6,156,853

Other Assets
Deposits	403,752	526,749
Investments in Joint Venture Partnerships	23,285	23,285
Goodwill	212,414	212,414
Long-Term Receivable from Joint Venture Partners	3,060,417	2,392,817

Total Other Assets	$3,699,868	$3,155,265

Total Assets	$17,954,286	$14,687,177

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEET

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
Current Liabilities
Notes Payable	$70,212	$134,322
Accounts Payable - Trade and Accrued Expenses	5,922,663	7,738,073

Total Current Liabilities	$5,992,875	$7,872,395

Non-Current Liabilities
Asset Retirement Obligation	192,379	206,183
Long-Term Portion of Notes Payable	414,380	455,246

Total Non-Current Liabilities	$606,759	$661,429

Total Liabilities	$6,599,634	$8,533,824

Stockholders' Equity
Series A Preferred Stock - 10.00% Cumulative; $0.001 par, $10.00 liquidation value; 20,000,000
shares authorized; 438,500 shares outstanding	439	439
Common Stock, $0.001 par value; 100,000,000 shares
authorized; 67,615,407 and 44,729,117 at June 30, 2011, and
December 31, 2010, respectively.	67,615	44,730
Less: Common Stock in Treasury, at cost; 161,847 shares	(129,370)	(38,370)
Capital in Excess of Par Value	78,137,630	66,444,315
Additional Paid in Capital - Warrants	1,363,675	2,868,034
Additional Paid in Capital - Stock Options	2,999,983	2,806,945
Accumulated Deficit	(71,085,320)	(65,972,740)

Total Stockholders' Equity	$11,354,652	$6,153,353

Total Liabilities and Stockholders' Equity	$17,954,286	$14,687,177

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Revenues
Sale of Oil and Gas	$474,099	$465,216	$1,132,057	$920,989
Interest Income	231	904	420	2,019
Gain on Sale of Asset	17,123	1,082,693	27,732	1,673,492
Other Income	11,232	7,810	63,381	15,965

Total Revenues	$502,685	$1,556,623	$1,223,590	$2,612,465

Costs and Expenses
Mining Exploration Expenses	64,242	85,561	105,595	224,389
Production Costs	459,597	247,177	909,130	532,554
General & Administrative	1,727,129	2,347,956	3,835,055	3,803,308
Interest	102,387	33,250	116,691	55,860
Depreciation, Depletion & Amortization	123,312	168,904	242,207	334,292
Stock Option Expense	159,385	24,278	193,038	51,690
Warrant Expense	-	2,855,454	13,000	4,017,703
Impairment Loss	502,974	-	915,995	-
Bad Debt	-	-	5,460	-

Total Costs and Expenses	$3,139,026	$5,762,580	$6,336,171	$9,019,796

Net Loss	$(2,636,341)	$(4,205,957)	$(5,112,581)	$(6,407,331)

Basic Net Loss Per Share:
Loss from Operations	$(0.04)	$(0.11)	$(0.09)	$(0.18)
Basic Loss Per Common Share:	$(0.04)	$(0.11)	$(0.09)	$(0.18)

Weighted Average Number of Shares Outstanding	65,698,722	36,902,102	58,741,555	35,039,904

Weighted Potentially Dilutive Shares Outstanding	67,617,719	40,851,924	60,660,552	36,550,615

No dilution is reported since Net Income is a loss per ASC 260.

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Net Loss	$(5,112,581)	$(6,407,331)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation, Depletion & Amortization	242,207	334,292
Impairment, Dry Hole & Other Disposals of Property	915,995	-
Stock Option Expense	193,038	51,690
Warrant Expense	13,000	4,017,703
(Gain) on Sale of Property	(27,732)	(1,673,492)
Director Stock Compensation	90,312	95,400
Changes in Operating Capital
(Increase) in Accounts Receivable	(580,088)	(926,923)
(Increase) or Decrease in Deposits, Prepaids & Other Assets	44,702	(641,659)
(Increase) or Decrease in Accounts Receivable from Joint Venture Partners	(667,600)	786,471
(Decrease) in Accounts Payable, Deferred Revenue & Accrued Expenses	(1,815,410)	(1,715,139)

Net Cash Used in Operating Activities	$(6,704,157)	$(6,078,988)

Cash Provided (Used) by Investing Activities
Proceeds from the Sale of Property	96,500	3,059,341
Capital Expenditures	(2,453,531)	(809,476)
(Investment in) Marketable Securities	-	-

Net Cash Used by Investing Activities	$(2,357,031)	$2,249,865

Cash Provided (Used) by Financing Activities
Principal Payments on Long-Term Debt	(104,977)	(161,920)
(Purchase) of Treasury Stock	-	(25,000)
Net Proceeds from the Issuance of Stock Options	-	2,200
Net Proceeds from the Issuance of Common Stock	10,108,529	5,414,945

Net Cash Provided by Financing Activities	$10,003,552	$5,230,225

Net Increase in Cash and Cash Equivalents	$942,364	$1,401,102

Cash at the Beginning of Period	$581,148	$290,926

Cash at the End of Period	$1,523,512	$1,692,028

The accompanying notes are an integral part of these Consolidated Financial Statements.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
June 30, 2011, and 2010
(Unaudited)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

DESCRIPTION OF BUSINESS

Tri-Valley Corporation (“Tri-Valley,” “TVC,” or the “Company”) is a Delaware corporation which currently conducts its operations through two wholly-owned subsidiaries.  TVC’s principal offices are located at 4927 Calloway Drive, Bakersfield, California  93312. Our telephone number is:  (661) 864-0500.

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

BASIS OF PRESENTATION

The financial information included herein is unaudited; however, such information reflects all adjustments, consisting solely of normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six-month period ended June 30, 2011, are not necessarily indicative of the results to be expected for the full year.

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

Consolidation Policy

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, TVOG and Select. Other partnerships in which the Company has an operating or non-operating interest, in which the Company is not the primary beneficiary, and has less than 51% ownership, are proportionately combined.  These include the TVC OPUS 1 Drilling Program, L.P. (“OPUS”), Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 Partnership.  All material intra- and intercompany accounts and transactions have been eliminated in combination and consolidation.

Reclassification

In Part I., Financial Information, Item 1. Consolidated Financial Statements, Note 6 – Financial Information Relating to Industry Segments, we have eliminated Non-Segmented Items’ allocation of Total Assets at June 30, 2011, and at December 31, 2010.

NOTE 2 - PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each period reported. As there were net losses at June 30, 2011, and 2010, common stock equivalents are not included in the computations, as their inclusion would be anti-dilutive.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASU 2011-04”). The amendments in ASU 2011-04 result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRS. Consequently, ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB does not intend for the amendments in ASU 2011-04 to result in a change in the application of the requirements in Topic 820. ASU 2011-04 is effective prospectively for interim and annual reporting periods beginning after December 15, 2011. This ASU will become effective for the Company beginning in the quarter ended March 31, 2012, and we do not expect an impact on our Consolidated Financial Statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855). ASU 2010-09 amends ASC Topic 855 to include the definition of “SEC filer” and alleviate the obligation of SEC filers to disclose the date through which subsequent events have been evaluated. ASU 2010-09 became effective during February 2010. See Part II, Item 8. Financial Statements, Note 15 – Subsequent Events, in the Company’s Annual Report on Form 10-K, filed with the SEC on March 22, 2011, for the year ended December 31, 2010, for the Company’s disclosures of subsequent events.

NOTE 3   -   SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

In December 2010, the FASB issued ASU 2010-28, Intangibles - Goodwill and Other (Topic 350). ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring that an entity perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists for those reporting units. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010. The adoption of ASU 2010-28 did not have an impact on the goodwill impairment test performed by the Company.

NOTE 4 - CHANGES IN SECURITIES

Common Stock

On April 19, 2011, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to sell and issue to the Purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, an aggregate of 10,070,000 shares of common stock (the “Common Shares”) at a purchase price of $0.50 per share, resulting in aggregate gross proceeds to the Company of $5.0 million (the “Private Placement”).  The Private Placement closed on April 21, 2011.  The Company received net proceeds at the closing of approximately $4.7 million after the deduction of placement agent commissions and offering expenses.  Please see Item 1.01 Entry into a Material Definitive Agreement, and Item 3.02 Unregistered Sale of Equity Securities, in our Current Report on Form 8-K, filed with the SEC on April 21, 2011, for additional discussion.

During the second quarter of 2011, 127,200 shares of common stock were issued to our six independent directors for services rendered in the twelve months preceding the 2011 Annual Meeting of Stockholders, which was held on June 3, 2011.

140,000 shares of Company common stock pledged as security for the repayment of two notes payable to the Moss Family Trust were released to the Company’s treasury stock account upon repayment of the notes during the second quarter of 2011.

During the quarter ended June 30, 2011, the Company returned an aggregate of $411,250 to persons who had attempted to subscribe for shares of the Company’s common stock in June and July 2008 and October 2009 private placements, but who failed, despite subsequent requests from the Company, to properly complete subscription documents in accordance with their terms.  Having failed to complete the required subscription documents, the putative subscribers never purchased, and the Company never issued, the related shares.  Therefore, the Company returned to such persons the original purchase price for the shares, plus statutory interest.

NOTE 5 - STOCK-BASED COMPENSATION EXPENSE

Stock-Based Compensation Expense charged against income for stock-based awards in the second quarters of 2011 and 2010 was $159,385 and $24,278 pre-tax, respectively, and reported separately under stock option expense in the Consolidated Statement of Operations.  For further information regarding stock-based compensation expense, please refer to Part II, Item 8. Financial Statements, Note 2 – Summary of Significant Accounting Policies, in our Annual Report on Form 10-K, filed with the SEC on March 22, 2011, for the year ended December 31, 2010.

NOTE 6 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS

We report operating segments according to ASC 280, “Disclosure about Segments of an Enterprise and Related Information.”  During the first quarter of 2011, management consolidated the Rig Operations and Drilling and Development segments into our Oil and Gas Operations segment to be consistent with the Company’s long-term strategic objectives.  We identify two operating segments as described in Part I, Financial Information, Item 1. Consolidated Financial Statements, Note 1 – Description of Business and Basis of Presentation.

Revenues from the sale of oil and gas for the second quarters of 2011 and 2010 are reflected net of the cost of diluent used to reduce the viscosity of our crude oil and increase the API gravity of the resulting blend, as per industry practice.

The following table sets forth our revenues by operating segment for the three months ended June 30, 2011, and 2010 and for the six months ended June 30, 2011, and 2010 in millions of U.S. Dollars:

	For the Three Months Ended	For the Three Months Ended	Increase
	June 30, 2011	June 30, 2010	(Decrease)	Change %
Revenues
Oil and Gas Operations	0.50	1.60	(1.10)	-69%
Minerals	-	-	-	0%
Non-Segmented Items	-	-	-	0%
Consolidated Revenues	$0.50	$1.60	(1.10)	-69%

	For the Six Months Ended	For the Six Months Ended	Increase
	June 30, 2011	June 30, 2010	(Decrease)	Change %
Revenues
Oil and Gas Operations	1.20	2.60	(1.40)	-54%
Minerals	-	-	-	0%
Non-Segmented Items	-	-	-	0%
Consolidated Revenues	$1.20	$2.60	(1.40)	-54%

The following table sets forth our net income (loss) by segment for the three months ended June 30, 2011, and 2010 and for the six months ended June 30, 2011, and 2010, in millions of U.S. Dollars:

	For the Three Months Ended	For the Three Months Ended	Increase
	June 30, 2011	June 30, 2010	(Decrease)	Change %
Results of Operations
Oil and Gas Operations	(0.70)	1.00	(1.70)	-170%
Minerals	(0.10)	(0.10)	-	0%
Non-Segmented Items	(1.80)	(5.10)	3.30	65%
Net Loss	$(2.60)	$(4.20)	1.60	38%

	For the Six Months Ended	For the Six Months Ended	Increase
	June 30, 2011	June 30, 2010	(Decrease)	Change %
Results of Operations
Oil and Gas Operations	(1.00)	1.90	(2.90)	-153%
Minerals	(0.20)	(0.30)	0.10	33%
Non-Segmented Items	(3.90)	(8.00)	4.10	50%
Net Loss	$(5.10)	$(6.40)	1.30	20%

The following table summarizes our total assets, in millions of U.S. Dollars at June 30, 2011, and December 31, 2010:

	June 30, 2011	December 31, 2010
Total Assets
Oil and Gas Operations	17.00	14.30
Minerals	1.00	0.40
Total Consolidated Assets	$18.00	$14.70

NOTE 7 - GOING CONCERN

We had a cash balance of $0.6 million at December 31, 2010.  That balance increased by $0.9 million to $1.5 million at June 30, 2011.  Current liabilities as of December 31, 2010, were $7.9 million and $6.0 million as of June 30, 2011, a decrease of $1.9 million.  See Part II, Item 8. Financial Statements, Note 11 - Commitments and Contingencies, Contractual Obligations and Contingent Liabilities and Commitments, in our Annual Report on Form 10-K, filed with the SEC on March 22, 2011, for the year ended December 31, 2010, for additional discussion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  We are dependent on raising additional capital; however, certain factors, such as the economic climate and interest rates, which directly affect the supply of capital, are beyond the Company’s control.  As such, the Company has no certainty that capital will be available when needed; and these conditions raise substantial doubt about our ability to continue as a going concern.   See Part II, Item 8. Financial Statements, Note 14 – Going Concern, in our Annual Report on Form 10-K, filed with the SEC on March 22, 2011, for the year ended December 31, 2010, for additional discussion.

NOTE 8 - SUBSEQUENT EVENTS

Execution of Letter of Intent with US Gold Corporation

On May 31, 2011, Select entered into a binding letter of intent with US Gold Corporation (“US Gold”), which outlined the principal terms and conditions for a four-year Exploration Lease with Option to Purchase Property and Form Joint Venture (the “Definitive Agreement”) with respect to Select’s Richardson Project (“Richardson”) in Alaska.  On July 1, 2011, Select and US Gold executed the Definitive Agreement.

Under the terms of the Definitive Agreement, US Gold has acquired an exploration lease for Richardson, along with an exclusive option to purchase a 60% interest in the project and the right to enter into a joint venture with Select for its development. US Gold’s option to purchase a 60% interest in Richardson will vest upon completion of $5 million of exploration expenditures and 30,000 feet of core drilling during the term of the Definitive Agreement.  The parties have agreed that US Gold may terminate the Definitive Agreement after completing $2.2 million in exploration expenditures and performing 15,000 feet of core drilling at Richardson, which is required during the first two years of the Definitive Agreement.  Should US Gold elect to terminate the Definitive Agreement, Select will retain its 100% interest in Richardson. Select received its first option payment of $200,000 upon execution of the Definitive Agreement and will receive another $100,000 upon reaching the first anniversary of the agreement. Select is also entitled to receive additional option payments of $100,000 for each of the remaining two years of the exploration lease period if US Gold exercises its option. Please see Item 1.01 Entry into a Material Definitive Agreement, in our Current Report on Form 8-K, filed with the SEC on July 8, 2011, for additional discussion.

Executive Retirement Agreement and General Release with Mr. James C. Kromer

On July 15, 2011, Tri-Valley and Mr. James C. Kromer entered into an Executive Retirement Agreement and General Release (“Executive Agreement and Release”), pursuant to which Mr. Kromer resigned from all positions with the Company, including as Vice President of Operations, and from all Company subsidiary positions.  Mr. Kromer’s resignation was effective as of July 15, 2011, subject to a seven-day “cooling off” period, during which period Mr. Kromer had the right to revoke his resignation and be restored to all positions with the Company.  Mr. Kromer never revoked his resignation.

Pursuant to the Executive Agreement and Release, on July 18, 2011, the Company paid Mr. Kromer $46,500, less applicable withholdings.  In addition, following the expiration of the seven-day cooling off period, the Company paid Mr. Kromer an additional $46,500, payable pro rata in semi-monthly installments, less applicable withholdings, beginning on July 31, 2011, and each pay period thereafter until October 15, 2011.

In exchange for Mr. Kromer’s surrender of all outstanding Company issued stock options, the Executive Agreement and Release provided for a grant to Mr. Kromer of a three-year Warrant to purchase 75,000 shares of Company common stock at a purchase price of $0.58 per share, the closing price of the common stock on July 15, 2011, as reported on the NYSE Amex.

Mr. Kromer’s day-to-day responsibilities for oil and gas operations were assumed by Mr. Maston N. Cunningham, Tri-Valley’s President and CEO until such time as a replacement for Mr. Kromer is named.  Please see Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers, in our Current Report on Form 8-K, filed with the SEC on July 19, 2011, for additional discussion.  The required disclosures of the Executive Agreement and Release have been incorporated into the Company’s Consolidated Financial Statements.

CEO Base Salary Increase

On August 16, 2011, the Board of Directors of the Company increased the annual base salary of Maston N. Cunningham, the Company’s President and Chief Executive Officer.  Effective as of August 16, 2011, Mr. Cunningham’s annual base salary was increased to $300,000.  The base salary increase for Mr. Cunningham was made based upon the recommendation of the Compensation Committee of the Board of Directors.  In April 2011, the Compensation Committee engaged Pearl Meyer & Partners as an independent and objective third-party compensation consultant to conduct an executive officer and non-employee director compensation review and evaluation and to provide the Compensation Committee with assistance and recommendations in developing a new comprehensive compensation program.  The base salary increase for Mr. Cunningham is expected to be the first step in revamping the strategy, design, and effectiveness of the Company’s executive compensation program to bring total compensation to approximately the 35th percentile for frame-of-reference competitive employers.

CFO Resignation

On August 15, 2011, John E. Durbin, our Chief Financial Officer, tendered his resignation, effective as of August 29, 2011. Mr. Durbin is resigning to pursue other opportunities and not as a result of any disagreement with the Company.  Until a successor Chief Financial Officer has been chosen, Mr. Maston N. Cunningham, President and Chief Executive Officer of the Company, will serve as the Company’s interim Chief Financial Officer.  The Company is interviewing experienced financial executives to perform the CFO’s functions under Mr. Cunningham’s supervision until the successor Chief Financial Officer has been chosen.

OPUS Matters

As disclosed in greater detail in Part II. Other Information, Item 5. Other Information—OPUS Matters, contained elsewhere in this Quarterly Report on Form 10-Q, the Company has entered into a term sheet with the OPUS Special Committee in connection with the restructuring of OPUS and the resolution of alleged claims first brought to the Company’s attention by OPUS partner, G. Robert Miller, in August 2010.  Pursuant to the term sheet, $32.3 million (plus 5.25% per annum simple interest attributable to the OPUS Preferred Return Amount, as described below) will be allocated to current OPUS partners on a prospective basis from the following two sources:

●
The ORRIs.  The Company will contribute 100% of its overriding royalty interests (“ORRIs”) on each of the Pleasant Valley (“PV”) properties to a new joint venture company, of which the Company will be a 25% equity partner and current OPUS partners will, in the aggregate, own a 75% equity interest.  The parties have assigned a discounted, net present value of $12.0 million to the ORRIs to be contributed by the Company. This amount is based on the expected future revenues to be generated under the ORRIs by the new joint venture company.

●
Preferential Right of Return. The remaining $20.3 million (plus a 5.25% per annum simple interest accrual on any unreturned portion thereof until satisfied) (collectively, the “OPUS Preferred Return Amount”) will be funded from the Company’s portion of the net cash flow generated by the new joint venture company from the PV Oil Sands Project.  All net cash flow generated by the joint venture company that would otherwise be allocable to the Company will instead be allocated solely to the current OPUS partners until such time as the OPUS Preferred Return Amount is satisfied in full.  Assuming satisfaction in full of the OPUS Preferred Return Amount, all net cash flow generated by the joint venture company will be allocated 25% to the Company and 75% to current OPUS partners.

Therefore, 25% of any ORRI income that would have otherwise been allocable to the Company, and 25% of any other cash flow allocations that would have otherwise been allocable to the Company will be allocated instead to current OPUS partners until the OPUS Preferred Return Amount is satisfied.  Subject to a number of factors and uncertainties, including those which have been identified elsewhere in this Quarterly Report and in the Company’s other filings with the SEC, we expect that the OPUS Preferred Return Amount will be satisfied from the new joint venture company’s net cash flow in six to eight years following the closing.

The Company has agreed to pledge its 25% equity interest in the new joint venture company as security for satisfaction of the OPUS Preferred Return Amount.  The existing tolling agreement executed in September 2010 with G. Robert Miller will be replaced by a new tolling agreement.  The new tolling agreement, which will be put in place by Mr. Miller for the benefit of current OPUS partners, will be designed to give the Company the ability to satisfy the OPUS Preferred Return Amount on a prospective basis from the net cash flow to be generated by the new joint venture company without the threat of litigation.

Consummation of the transactions contemplated by the agreed-upon term sheet is subject to a number of conditions being satisfied, including, but not limited to, the negotiation and execution of definitive agreements, the ratification of the settlement terms and new operating structure by the Board of Directors of Tri-Valley and at least a majority in interest of the OPUS partners (not including the interests held by affiliates of Tri-Valley), and no court order or regulatory action enjoining the consummation of the transactions contemplated by the term sheet.

For additional information, please see Part II. Other Information, Items 1A (Risk Factors) and 5 (Other Information) contained elsewhere in this Quarterly Report on Form 10-Q.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notice Regarding Forward-Looking Statements

All statements contained in this Quarterly Report that refer to future events or other non-historical matters are forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” or “predicts,” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions based on management’s expectations as of the date of this Quarterly Report, and involve known and unknown risks, uncertainties and other factors, including, without limitation, those disclosed under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under “Part II, Item 1A. Risk Factors” contained in this Quarterly Report, as well as those other risks and factors that are discussed in our filings with the SEC from time to time, including, but not limited to, under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 22, 2011, and under “Part II, Item 1A. Risk Factors” contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed with the SEC on May 9, 2011.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report to conform such statements to actual results or to reflect events or circumstances occurring after the date of this Quarterly Report.

Overview

We operate as the parent company for our principal subsidiaries, Tri-Valley Oil & Gas Co. (“TVOG”), which explores for and produces oil and natural gas in California, and Select Resources Corporation, Inc. (“Select”), which holds and maintains two major mineral assets in the State of Alaska. Our reportable operating segments are Oil and Gas Operations and Minerals.

Oil and Gas Operations

Our oil and gas operations primarily consist of exploring and drilling for, and ultimately producing and selling, crude oil and natural gas. As a result, TVOG derives most of its principal revenue from the production and sale of crude oil and natural gas. The profitability of our operations in any particular accounting period will be directly related to the realized prices of crude oil and natural gas sold, the type and volume of crude oil and natural gas produced, and the results of development and exploitation activities. Realized prices for natural gas will fluctuate from one period to another due to regional market conditions and other factors, while oil prices will be predominantly influenced by global supply and demand.  Oil and natural gas prices are volatile and change for reasons that are beyond our control.  Decreases in the price we receive for our oil and natural gas production will have an adverse effect on our business, financial condition, results of operations, and liquidity.  The aggregate amount of crude oil and gas produced may fluctuate based on the success of development and exploitation of oil and gas reserves pursuant to current reservoir management. We benefit from lower natural gas prices as we are a consumer of natural gas in our California operations.  The cost of natural gas used in our steaming operations, production rates, labor, equipment costs, maintenance expenses, and production taxes are expected to be the principal influences on operating costs. Accordingly, our results of operations may fluctuate from period to period based on the foregoing principal factors, among others.

Our average net production of heavy oil from cyclic steaming operations at our Pleasant Valley and Claflin projects was 71 barrels of oil per day (BOPD) in both the second quarters of 2011 and 2010, and 82 BOPD in the first quarter of 2011.  Eight new vertical wells were drilled at our Claflin oil project in the Edison Field during April of this year.  Two of the new wells received their initial steam injection cycle in June, and initial steam injection was performed on a third well during July 2011.  Oil production commenced from the first of the new wells in late June; and during July, three of the new wells were producing oil at initial rates of between 30 to 40 BOPD per well in line with our expectations.  Production operations at Claflin have been curtailed due to required modifications to our steam generation facilities to comply with best operating practices and air quality emission standards of the San Joaquin Valley Air Pollution Control District.  We expect to resume steam injection on the remainder of the new wells during the second half of September of this year, once the generator modifications are completed.  Our 3-D seismic acquisition at Claflin has also been delayed due to difficulties in securing surface and mineral owner permits.  All permits have now been received and survey work has commenced.  Seismic data acquisition should be completed in the second half of August 2011, and an initial interpretation of results should be available in late September.

Based on these delays, we are revising our Claflin development plan for the remainder of 2011 to drill two new horizontal wells in the fourth quarter, so that we can evaluate the production results before drilling additional horizontal wells to fully develop the Claflin lease in 2012. Accordingly, we have lowered our estimated year-end exit rate at Claflin from 800 BOPD to 250 BOPD.  We expect our total net heavy oil production from Pleasant Valley and Claflin to increase to 300 BOPD by fiscal year end.

On August 18, 2011, we reached preliminary, amicable terms with the OPUS Special Committee for the resolution of issues with OPUS.  For additional information, please refer to Part II. Other Information, Item 5. Other Information—OPUS Matters, contained elsewhere in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

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

Select and US Gold Corporation (“US Gold”) (NYSE and TSX: UXG) entered into a four-year Exploration Lease with Option to Purchase Property and Form Joint Venture with respect to our Richardson property.  Under the terms of the agreement, US Gold acquired an exploration lease for Richardson, along with an exclusive option to purchase a 60% interest in the project and the right to enter into a joint venture with Select for its development.  US Gold’s option to purchase a 60% interest in Richardson will vest upon completion of $5.0 million of exploration expenditures and 30,000 feet of core drilling during the term of the Definitive Agreement.  The parties have agreed that US Gold may terminate the Definitive Agreement after completing $2.2 million in exploration expenditures and performing 15,000 feet of core drilling at Richardson, which is required during the first two years of the Definitive Agreement.  Should US Gold elect to terminate the Definitive Agreement, Select will retain its 100% interest in Richardson.  Select received its first option payment of $200,000 upon execution of the Definitive Agreement on July 1, 2011, and will receive another $100,000 upon reaching the first anniversary of the agreement.  Select is also entitled to receive additional option payments of $100,000 for each of the remaining two years of the exploration lease period if US Gold exercises its option.

Following execution of the Definitive Agreement, US Gold commenced operations at Richardson on July 5, 2011, to collect auger soil samples for laboratory analysis, and other activities have been completed to permit core drilling operations later this year.  A drilling permit has been obtained, and US Gold is currently sourcing drilling equipment to perform approximately 5,000 feet of core drilling at Richardson during the fall of this year as weather permits.

Notable Items for the Second Quarter of 2011:

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

●	Completed the first drilling phase at our Claflin oil project, drilling eight new vertical wells from the six wells initially planned;
●	Commenced the initial steam injection cycle on the first new Claflin oil wells in June 2011;
●	Completed an NI 43-101 Report on our Richardson gold exploration project in Alaska;
●	Acquired additional oil and gas leases in the Edison Oil Field near Claflin to increase our holdings from 160 to 419 net acres; and
●
Established a Special Committee of Partners from the TVC OPUS 1 Drilling Program, L.P., to independently review potential claims of the partnership against Tri-Valley and negotiate with the Company to resolve these issues and implement other changes in the business relationship to facilitate development of the Pleasant Valley heavy oil properties.

Notable Items and Expectations for the Third Quarter and Full Year 2011:

●	Executed a Definitive Agreement with US Gold Corporation on July 1, 2011, for a four-year exploration lease and purchase option with respect to Select’s Richardson Minerals Project in Alaska;
●	Reviewed our business strategy and current corporate events at the 2011 Global Hunter Securities Conference in San Francisco on July 18, 2011;
●	Drilling of 2 new horizontal wells, at our Claflin oil project;
●	Completion of modifications to Claflin steam generation facilities and initial steam injection cycles on the remaining 5 new wells;
●	Produced first oil from some of the new Claflin oil wells starting in July 2011; and
●
Continue working with the OPUS Special Committee toward the preparation and execution of definitive agreements relating to the agreed-upon restructuring terms, which will be submitted to the OPUS partners for approval.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2011, is based on a comparison with the corresponding periods of 2010.

CONSOLIDATED

For the three and the six months, respectively, ended June 30, 2011, total revenues were $0.5 million and $1.2 million, compared with $1.6 million and $2.6 million, respectively, for the three and six months ended June 30, 2010, reflecting decreases of $1.1 million and $1.4 million, respectively.  The decreases in total revenues between the comparable periods resulted from a gain on the sale of assets of $1.7 million during the first and the second quarters of 2010, partially offset by increased oil and gas sales in the six months ended June 30, 2011. During the second quarter of 2011, no significant asset sales occurred.  Oil and gas sales for the three months ended June 30, 2011, were, effectively, unchanged from the same period last year.  For the six months ended June 30, 2011, oil and gas sales were $0.2 million higher than the same period in 2010, primarily as a result of higher production and improved pricing.

Total costs and expenses for the three months ended June 30, 2011, were $3.1 million versus $5.8 million for the second quarter of 2010, a reduction of $2.7 million.  For the six-month period ended June 30, 2011, total costs and expenses were $6.3 million compared with $9.0 million for the same period of 2010, a decrease of $2.7 million.  The decrease in total costs and expenses during the second quarter of 2011 versus the same reporting period of 2010 was primarily attributable to reductions in warrant expense of $2.9 million and in general and administrative expenses of $0.6 million, partially offset by an impairment loss of $0.5 million for expired leases, as well as, $0.1 million in stock option expense.  The reduction in general and administrative expenses between the second quarters of 2011 and 2010 reflected lower total salary and benefits expenses following staff reductions, as well as, lower legal expenses resulting from settlement of litigation on one of our Pleasant Valley Oil Sands Project leases during the first quarter of the year.   The decrease in total costs and expenses for the six-month period ended June 30, 2011, versus the same reporting period last year was primarily attributable to reductions in mining exploration expenses of $0.1 million, following the disposition of the Admiral Calder calcium carbonate quarry; to a reduction in warrant expense of $4.0 million; to increased production costs of $0.4 million from increased production activity in 2011 at our Claflin Project; and to an impairment loss of $0.9 million for expired leases.  Overall general and administrative expenses remained constant for the two six-month reporting periods of 2011 and 2010.  Previously-discussed lower total salary and benefit and legal expenses were offset by increased capital formation fees during the first half of 2011, versus the prior year.

For the second quarter of 2011, our net loss was $2.6 million versus $4.2 million for the same period last year.  The improvement of $1.6 million between the comparable reporting periods was primarily attributable to reduced warrant expense.  For the six months ended June 30, 2011, our net loss was $5.1 million versus $6.4 million for the same period last year.  The improvement of $1.3 million was primarily due to the previously-discussed lower warrant expense and higher impairment loss. The impairment loss resulted from the write off of expired leases and leases for which the acreage was insufficient for economic development.

Revenues

We identify segment revenue by the business or service provided.  We also allocate interest income and gain on sale of assets to each reportable segment.  Non-segmented revenues are primarily derived from partnership income in partnerships in which we have less than a 51% ownership.  To measure the segment’s operating income or loss, we allocate costs and expenses in the same manner as revenue; however, all items that are general and administrative in nature and are not directly traceable to a segment, are considered non-segmented expenses.

The following tables set forth our revenues and changes in revenues by segment for the second quarters and first halves of 2011 and 2010, in millions of U.S. Dollars:

	For the Three Months Ended	For the Three Months Ended	Increase
	June 30, 2011	June 30, 2010	(Decrease)	Change %
Revenues
Oil and Gas Operations	0.50	1.60	(1.10)	-69%
Minerals	-	-	-	0%
Non-Segmented Items	-	-	-	0%
Consolidated Revenues	$0.50	$1.60	(1.10)	-69%

	For the Six Months Ended	For the Six Months Ended	Increase
	June 30, 2011	June 30, 2010	(Decrease)	Change %
Revenues
Oil and Gas Operations	1.20	2.60	(1.40)	-54%
Minerals	-	-	-	0%
Non-Segmented Items	-	-	-	0%
Consolidated Revenues	$1.20	$2.60	(1.40)	-54%

Net Loss

The following tables set forth our net loss and changes in net loss by segment in the second quarters and first halves of 2011 and 2010, in millions of U.S. Dollars:

	For the Three Months Ended	For the Three Months Ended	Increase
	June 30, 2011	June 30, 2010	(Decrease)	Change %
Results of Operations
Oil and Gas Operations	(0.70)	1.00	(1.70)	-170%
Minerals	(0.10)	(0.10)	-	0%
Non-Segmented Items	(1.80)	(5.10)	3.30	65%
Net Loss	$(2.60)	$(4.20)	1.60	38%

	For the Six Months Ended	For the Six Months Ended	Increase
	June 30, 2011	June 30, 2010	(Decrease)	Change %
Results of Operations
Oil and Gas Operations	(1.00)	1.90	(2.90)	-153%
Minerals	(0.20)	(0.30)	0.10	33%
Non-Segmented Items	(3.90)	(8.00)	4.10	50%
Net Loss	$(5.10)	$(6.40)	1.30	20%

Costs and Expenses

Production costs for the second quarter of 2011 were $0.5 million, compared with $0.2 million during the same period last year, an increase of $0.3 million.  For the six-month period ended June 30, 2011, production costs were $0.9 million, compared to $0.5 million for the same period in 2010, an increase of $0.4 million.  The increases between quarter and six-month reporting periods of 2011 and 2010 were primarily due to increased production activity at our Claflin Project located in the Edison Oil Field.  Activity at our Pleasant Valley Oil Sands Project has remained relatively constant.

General and administrative expenses for the second quarter of 2011 were $1.7 million versus $2.3 million during the same quarter of 2010.  The reduction in general and administrative expenses between the second quarters of 2011 and 2010 reflected lower total salary and benefits expenses following staff reductions, as well as, lower legal expenses resulting from settlement of litigation on one of our Pleasant Valley Oil Sands Project leases during the first quarter of the year.  For the six months ended June 30, 2011, general and administrative expenses were basically unchanged from the same reporting period in 2010.  Lower total salary and benefit and legal expenses were offset by increased capital formation fees during the first half of 2011, versus the prior year.

Mining and exploration expenses were effectively unchanged for the second quarters of 2011 and 2010.  For the six months ended June 30, 2011, mining and exploration expenses were $0.1 million, compared with $0.2 million for the same period in 2010, a decrease of $0.1 million.  The reduction was attributable to the sale of the Admiral Calder calcium carbonate quarry in December 2010 and reduced activity in Select during the year.

Interest expense increased by $0.1 million during the second quarter and the first half of 2011, versus the same reporting periods in 2010.  The increase in interest expense resulted from statutory interest paid during the second quarter on funds received and, subsequently, refunded related to an unsuccessful private placement subscription.

Second quarter 2011 non-cash stock option expense in the second quarters of 2011 and 2010 was $159,385 and $24,278 pre-tax, respectively, and reported separately under stock option expense in the Consolidated Statement of Operations.  Further information regarding our stock-based compensation expense can be found at Part II, Item 8. Financial Statements, Note 2 – Summary of Significant Accounting Policies, in our Annual Report on Form 10-K, filed with the SEC on March 22, 2011, for the year ended December 31, 2010.

Second quarter 2011 non-cash warrant expense was zero versus $2.9 million for the second quarter of 2010.  The 2010 non-cash warrant expense resulted from a Black-Scholes calculation of the expense related to the Series A and Series B Warrants purchased by a group of institutional investors under the terms of a Securities Purchase Agreement the Company executed on April 6, 2010, in a registered direct offering of $5.0 million of our common stock and warrants.  For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1-- Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement, filed with the U.S. Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.

Costs and Expenses (continued)

Impairment loss for the three and six months ended June 30, 2011, increased $0.5 million and $0.9 million, respectively, over the same reporting periods in 2010.  These increases were primarily attributable to the write down of expired leases.

OIL AND GAS OPERATIONS

Revenues from Oil and Gas Operations during the second quarter and first half of 2011 were $0.5 million and $1.2 million, respectively, compared with $1.6 million and $2.6 million during the comparable reporting periods of 2010.  The decreases of $1.1 million and $1.4 million, respectively, were primarily due to a $1.0 million gain on the sale of assets recorded in the second quarter of 2010.  Oil and Gas Operations was our only operating segment to generate revenues during the second quarter and first six months of 2011.

Oil and Gas Operations had a net loss of $0.7 million and $1.0 million, respectively, for the second quarter and first half of 2011, versus a net income of $1.0 million and $1.9 million for the comparable reporting periods of 2010.  The increase in net loss between the two quarters and first halves of $1.7 million and $2.9 million, respectively, was primarily attributable to the $1.0 million gain on the sale of assets recorded in the second quarter of 2010, as well as, the $0.5 million and $0.9 impairment losses recorded in the second quarter and first half of 2011.

We continue to focus on development of our Claflin Project in the Edison Oil Field, located east of Bakersfield, California,  and of our Pleasant Valley Oil Sands Project near Oxnard, California.

MINERALS

During the second quarter of 2011, the daily average price of gold fluctuated from a low of $1,433.50 per ounce to a high of $1,552.50 per ounce, averaging $1,507.62 per ounce for the quarter.  During the second quarter of 2010, the daily average price of gold fluctuated from a low of $1,123.50 per ounce to a high of $1,261.00 per ounce, averaging $1,196.74 per ounce for the quarter.  The price of gold rose approximately 4.9% during the second quarter of 2011, versus 10.7% during the first quarter of 2010, as global investors continued to focus on precious metals for portfolio diversification amid signs of deteriorating sovereign debt conditions in Europe and in the United States.  We continue to maintain a strong focus on monetizing one or more of our gold exploration properties in the State of Alaska, starting with our entry into a four-year Exploration Lease with Option to Purchase Property and Form Joint Venture with US Gold on our Richardson property.  We continue to expect substantial delays prior to the time that revenues can be generated, if ever, from mining exploration on either of our Alaskan properties.

NON-SEGMENTED ITEMS

Non-segmented revenues are primarily derived from partnership income in partnerships in which we have less than a 51% ownership.  To measure the segment’s operating income or loss, we allocate costs and expenses in the same manner as revenue; however, all items that are general and administrative in nature and are not directly traceable to a segment, are considered non-segmented expenses.  Non-segmented net loss decreased from $5.1 million during the second quarter of 2010 to $1.8 million during the second quarter of 2011, a decrease of $3.3 million.  The decrease was mainly attributable to lower non-cash warrant and general and administrative expenses for the second quarter of 2011, compared with the same period in 2010.  Non-segmented net loss decreased from $8.0 million during the first half of 2010 to $4.0 million during the first half of 2011, a decrease of $4.0 million.  As with the decrease in net loss between the reporting quarters of 2010 and 2011, the decrease in net loss between the six-month reporting periods of 2010 and 2011 was primarily attributable to the decrease in non-cash warrant expense between the periods.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Total current assets were $7.0 million at June 30, 2011, $1.6 million higher than at year-end 2010.  Cash at June 30, 2011, was $1.5 million, $0.9 million higher than at year-end 2010, primarily as a result of sales of our common stock during the second quarter of 2011.   Accounts receivable - trade at June 30, 2011, increased by $0.2 million over the balance at December 31, 2010.  This increase between the reporting periods resulted from higher production volumes.  Prepaid expenses at June 30, 2011, increased by $0.1 million from year-end 2010, as a result of higher advanced royalty payments.  Total property and equipment increased by $1.1 million from year-end 2010, as a result of $2.5 million in capital expenditures, offset by $1.4 million in impairment losses, scheduled depreciation, and sale of an insignificant oil lease.  Total current liabilities decreased by $1.9 million from December 31, 2010.  The decrease was primarily attributable to pay downs in trade accounts payable during the first six months of 2011.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY (continued)

Operating Activities

Net cash used in operating activities was $6.7 million for the six months ended June 30, 2011, compared with $6.1 million for the same reporting period in 2010.  The increase in net cash used in operating activities between the two reporting periods was primarily attributable to our net loss, a reduction in trade accounts payable, an increase in total accounts receivable, and an increase in total other assets.

Investing Activities

Net cash used by investing activities was $2.4 million for the first six months of 2011, compared with net cash provided by investing activities of $2.2 million for the same reporting period in 2010.  During the second quarter of 2011, proceeds from the sale of property were minimal as compared with the second quarter of 2010, when we realized $3.1 million from the sale of equipment and our share of an oil lease.  Capital expenditures for well maintenance and improvements increased by $1.6 million from the same period in 2010, as a result of increased drilling activity at our Claflin Oil Project located in the Edison Oil Field.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2011, was $10.0 million, compared with $5.2 million for the same period in 2010.  The difference of $4.8 million between the two reporting periods was attributable to sales of our common stock during the first quarter of 2011 through our at-the-market facility with C. K. Cooper & Company and the private placement financing which closed in April 2011.

We expect that we will be required to seek additional financing in the third or fourth quarters of 2011 to cover our operating and general and administrative expenses, as well as, proposed capital requirements for the remainder of 2011.

Liquidity

The recoverability of our crude oil and natural gas reserves depends on future events, including obtaining adequate financing for our exploration and development program, successfully completing our planned drilling program, and achieving a level of operating revenues that is sufficient to support our cost structure.  Our cash balance at June 30, 2011, was $1.5 million, an increase of $0.9 million from our 2010 year-end cash balance.  Total current liabilities decreased $1.9 million from year-end 2010 to June 30, 2011, while current assets increased $1.6 million between the comparable periods to $7.0 million at the end of the second quarter of 2011.  A majority of the increase in current assets between the two periods was comprised of increases of $0.9 million in cash, $0.2 million in trade receivables, $0.1 million in prepaid expenses, and $0.4 million in other current assets.

We have not yet achieved profitability.  Therefore, as noted under “Financing Activities” above, we remain dependent upon raising, and we will need to raise, additional capital to cover a substantial portion of our operating and general and administrative expenses, as well as, capital requirements for 2011.  However, certain factors, such as the economic climate and interest rates, which directly affect the supply of capital, are beyond our control.  As a result, we may not be able to obtain additional financing, or even if we were to obtain any financing, it may contain burdensome restrictions on our business, in the case of debt financing, or result in significant dilution, in the case of equity financing.  We also continue to maintain a strong focus on monetizing our Shorty Creek minerals exploration property in the State of Alaska.  However, our ability to successfully develop our mineral exploration business in Alaska depends, in large part, on our ability to develop and maintain effective working relationships with industry participants, joint venture partners, and other investors.  We may not be able to establish these strategic or joint venture relationships, or if established, we may choose the wrong partner, or we may not be able to maintain them.

As such, unless we are successful in our initiatives to generate liquidity and raise capital, the foregoing conditions and uncertainties raise substantial doubt about our ability to continue as a going concern.

 We have no off-balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our independent auditors have not tested or reviewed our internal control over financial reporting as of the date of this Quarterly Report.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than ordinary, routine litigation incidental to our business, we were involved in the following material litigation as of June 30, 2011:

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

ITEM 1A.   RISK FACTORS

Information about material risks related to our business, financial condition and results of operations for the quarterly period ended June 30, 2011, does not differ materially from that described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 25, 2011, as updated in Part II, Item 1A. contained in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, as filed with the SEC on May 9, 2011, other than as set forth below:

We will not be allocated any revenues or receive any cash distributions from the new Pleasant Valley joint venture company until the OPUS Preferred Return Amount has been satisfied in full.

As disclosed in greater detail in Part II. Other Information, Item 5. Other Information contained elsewhere in this Quarterly Report on Form 10-Q, we have entered into a term sheet with the OPUS Special Committee in connection with the restructuring of OPUS and the resolution of alleged claims first brought to our attention by OPUS partner, G. Robert Miller, in August 2010.  Pursuant to the term sheet, $32.3 million (plus 5.25% per annum simple interest attributable to the OPUS Preferred Return Amount, as described below) will be allocated to current OPUS partners on a prospective basis from the following two sources:

●
The ORRIs.  Tri-Valley will contribute 100% of its overriding royalty interests (“ORRIs”) on each of the Pleasant Valley (“PV”) properties to the new joint venture company.  The parties have assigned a discounted, net present value of $12.0 million to the ORRIs to be contributed by Tri-Valley. This amount is based on the expected future revenues to be generated under the ORRIs by the new joint venture company.

●
Preferential Right of Return. The remaining $20.3 million (plus a 5.25% per annum simple interest accrual on any unreturned portion thereof until satisfied) (collectively, the “OPUS Preferred Return Amount”) will be funded from Tri-Valley’s portion of the net cash flow generated by the new joint venture company from the PV Oil Sands Project.  All net cash flow generated by the joint venture company that would otherwise be allocable to Tri-Valley will instead be allocated solely to the current OPUS partners until such time as the OPUS Preferred Return Amount is satisfied in full.  Assuming satisfaction in full of the OPUS Preferred Return Amount, all net cash flow generated by the joint venture company will be allocated 25% to Tri-Valley and 75% to current OPUS partners.

Therefore, 25% of any ORRI income that would have otherwise been allocable to Tri-Valley, and 25% of any other cash flow allocations that would have otherwise been allocable to Tri-Valley will be allocated instead to current OPUS partners until the OPUS Preferred Return Amount is satisfied.  Subject to a number of factors and uncertainties, including those which have been identified elsewhere in this Quarterly Report and in our other filings with the SEC, we expect that the OPUS Preferred Return Amount will be satisfied from the new joint venture company’s net cash flow in six to eight years following the closing.  Accordingly, until the OPUS Preferred Return Amount has been satisfied, we will be dependent on the success of our other, non-PV related projects and capital-raising initiatives to cover our operating expenses and fund our working capital requirements.

If the OPUS Preferred Return Amount is not satisfied within the agreed-upon time period, or at all, the new joint venture company, on behalf of OPUS partners, would have the ability to foreclose on our 25% equity interest in the new joint venture company and/or OPUS partners would have the ability to bring lawsuits against us.

The existing tolling agreement executed in September 2010 with G. Robert Miller will be replaced by a new tolling agreement.  The new tolling agreement, which will be put in place by Mr. Miller for the benefit of all OPUS partners, will be designed to give Tri-Valley the ability to satisfy the OPUS Preferred Return Amount on a prospective basis from the net cash flow to be generated by the new joint venture company without the threat of litigation.  In order to obtain the benefits of the new tolling agreement, including our willingness to waive time-related defenses, OPUS partners will need to refrain from initiating any litigation, arbitration, or other formal proceeding against Tri-Valley or any of its affiliates (including current and former officers and directors), until the expiration of the time period during which the OPUS Preferred Return Amount is expected to be satisfied.  As noted above, the parties expect that the OPUS Preferred Return Amount will be satisfied in full within six to eight years following the closing.  If the OPUS Preferred Return Amount is satisfied within the agreed-upon time period, the tolling agreement will expire and the contingent releases being provided by the OPUS Special Committee members will become effective.  However, if the OPUS Preferred Return Amount is not satisfied within the agreed-upon time period, then (i) the 25% equity interest in the new joint venture company pledged by us as security for satisfaction of the OPUS Preferred Return Amount will be forfeited to the benefit of the current OPUS partners, and/or (ii) OPUS partners could initiate formal legal action against us to recover the shortfall amount and any other damages alleged to have been suffered since the inception of the OPUS partnership.

Satisfaction of the OPUS Preferred Return Amount within the agreed-upon time period depends, in part, on the success of our deployment of the Steam Assisted Gravity Drainage (“SAGD”) technology in connection with the PV Oil Sands Project.  As previously disclosed, the PV Oil Sands Project is an unconventional heavy oil project.  Our computer modeling predicts that maximum recovery of original oil in place depends on the success of the SAGD extraction technology.  However, we have not yet tested the SAGD technology, and we cannot guarantee that the success demonstrated in the computer modeling will be duplicated when actually deployed.  Any significant delay or failure to deploy and successfully utilize the SAGD technology at the PV Oil Sands Project could substantially delay the satisfaction of the OPUS Preferred Return Amount.

There can be no assurance that the restructuring transaction agreed to between Tri-Valley and the OPUS Special Committee will be approved and consummated.

Consummation of the transactions contemplated by the agreed-upon term sheet is subject to a number of conditions being satisfied, including, but not limited to, the negotiation and execution of definitive agreements, the ratification of the settlement terms and new operating structure by the Board of Directors of Tri-Valley and at least a majority in interest of the OPUS partners (not including the interests held by affiliates of Tri-Valley), our ability to either provide or obtain a financing commitment by the closing for the new joint venture company to fund three new SAGD wells, and no court order or regulatory action enjoining the consummation of the transactions contemplated by the term sheet.

While we and the OPUS Special Committee fully expect to be able to negotiate and execute definitive agreements, there are no assurances that a majority in interest of the OPUS partners (not including the interests held by affiliates of Tri-Valley) will find the transaction acceptable or consent to the transaction.  If not approved by OPUS partners, we will be required to pursue a different solution to resolve the claims first raised by Mr. Miller. In such an event, there can be no assurance about when we would be able to resolve the disputed issues or about how much time and resources it might take to resolve them, whether through mutually agreeable and satisfactory resolution or through formal legal proceedings.

Closing of the restructuring transaction is also conditioned upon Tri-Valley’s providing or obtaining a financing commitment for the new joint venture company to fund three SAGD wells. While we do not presently foresee significant difficulties in our ability to satisfy this closing condition, should we fail to satisfy this condition for any reason, we will be required to pursue a different solution to resolve the claims first raised by Mr. Miller.

Moreover, any lawsuits filed against us seeking to enjoin the restructuring transaction, from either a dissident OPUS partner and/or Tri-Valley stockholder, could delay or prevent the transaction from moving forward and closing.  Additionally, even if the transaction closes, a dissident OPUS partner and/or Tri-Valley stockholder could still attempt to bring a lawsuit against us relating to, among other things, the alleged claims that led to the restructuring in the first place, the terms of the restructuring, and/or any other alleged claims that were not addressed to the satisfaction of the claimant.  It is not possible for us to predict whether any such lawsuits will be brought against us, their probability of success, or the potential amounts of any related awards or settlement amounts.  However, lawsuits can be very time-consuming and expensive to resolve, and, therefore, if we become involved in litigation, our business, financial condition, results of operations, and cash flows could be materially adversely affected.

The OPUS restructuring transaction could make it more difficult for us to secure financing.

As previously discussed, until the OPUS Preferred Return Amount has been satisfied, we will be dependent on the success of our other, non-PV related projects and capital-raising initiatives to cover the Company’s operating expenses and fund our working capital requirements.  This dependency could reduce the Company’s ability to cover debt service in any potential future debt financing.  Likewise, if our available cash and projected revenue levels are not sufficient to sustain our operations, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings, or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests, and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. Furthermore, the 25% equity interest in the new joint venture company pledged by us as security for satisfaction of the OPUS Preferred Return Amount may adversely affect our ability to obtain asset-based debt financing.  We may not be successful in raising additional capital or securing financing when needed or on terms satisfactory to us, in which event we may not be able to continue as a going concern.  If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition, and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 19, 2011, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (the “Purchasers”) to sell and issue to the Purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, an aggregate of 10,070,000 shares of common stock (the “Common Shares”) at a purchase price of $0.50 per share, resulting in aggregate gross proceeds to the Company of $5.0 million (the “Private Placement”).  The Private Placement closed on April 21, 2011.  We received net proceeds at the closing of approximately $4.7 million after the deduction of placement agent commissions and offering expenses.

C. K. Cooper & Company acted as the sole placement agent for the Private Placement. We agreed to pay C. K. Cooper & Company an aggregate fee equal to 6.0% of the gross proceeds from the sale of the Common Shares in the Private Placement.

In connection with the Purchase Agreement, we entered into a Registration Rights Agreement with the Purchasers. Pursuant to the Registration Rights Agreement, we filed a registration statement with the Securities and Exchange Commission (the “Commission”) on May 20, 2011, to register the resale of the Common Shares issued at closing. The Registration Statement was declared effective on June 3, 2011.

ITEM 5.  OTHER INFORMATION

New Office Lease

On April 8, 2011, we entered into a Lease (the “Lease”) with Meridian Calloway, LLC, (“Landlord”) to lease approximately 6,272 gross square feet of rentable space, located at 4927 Calloway Drive, Bakersfield, California  93312 (the “Premises”), for general office use.  Our former lease for the premises located at 4550 California Avenue, Suite 600, Bakersfield, California  93309, expired on May 31, 2011.

The new Lease commenced on July 11, 2011, (the “Commencement Date”).  The Lease will continue for an initial term of five years from the Commencement Date (the “Term”).  We will pay a monthly base rent of $10,662.40 during the Term, plus our share of monthly operating expenses estimated at $3,500 per month during the first 12-month period of the Term.

The above description of the Lease is qualified in its entirety by reference to the full text of the Lease, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

CEO Base Salary Increase

On August 16, 2011, the Board of Directors of the Company increased the annual base salary of Maston N. Cunningham, the Company’s President and Chief Executive Officer.  Effective as of August 16, 2011, Mr. Cunningham’s annual base salary was increased to $300,000.  The base salary increase for Mr. Cunningham was made based upon the recommendation of the Compensation Committee of the Board of Directors.  In April 2011, the Compensation Committee engaged Pearl Meyer & Partners as an independent and objective third-party compensation consultant to conduct an executive officer and non-employee director compensation review and evaluation and to provide the Compensation Committee with assistance and recommendations in developing a new comprehensive compensation program.  The base salary increase for Mr. Cunningham is expected to be the first step in revamping the strategy, design, and effectiveness of the Company’s executive compensation program to bring total compensation to approximately the 35th percentile for frame-of-reference competitive employers.

CFO Resignation

On August 15, 2011, John E. Durbin, our Chief Financial Officer, tendered his resignation, effective as of August 29, 2011. Mr. Durbin is resigning to pursue other opportunities and not as a result of any disagreement with the Company.  Until a successor Chief Financial Officer has been chosen, Mr. Maston N. Cunningham, President and Chief Executive Officer of the Company, will serve as the Company’s interim Chief Financial Officer. The Company is interviewing experienced financial executives to perform the CFO’s functions under Mr. Cunningham’s supervision until the successor Chief Financial Officer has been chosen.

OPUS Matters

On August 18, 2011, we entered into a term sheet with the OPUS Special Committee (the “Special Committee”) for the resolution of issues with OPUS.  As previously disclosed, the Special Committee was formed to ensure the interests of OPUS partners would be represented independently of Tri-Valley in connection with our review and resolution of potential claims brought to our attention by OPUS partner, G. Robert Miller, in August 2010. Mr. Miller serves on the Special Committee. These claims relate to alleged breaches of the governing partnership agreements, including (i) Tri-Valley’s allocation of certain oil and gas lease acquisition and title defense costs to OPUS, (ii) the amount of turnkey drilling and well completion costs charged to OPUS, and (iii) the amount of fees charged to OPUS for the work performed by finders who assisted in the placement of partnership units.

Tri-Valley and the Special Committee have agreed on the following preliminary terms to resolve the issues, which will be unanimously recommended by the Special Committee and the Tri-Valley Board of Directors to the OPUS partners for ratification:

●
Entry into a new limited liability joint venture company for the development of the PV Oil Sands Project.  Tri-Valley and the OPUS partnership will contribute to the new joint venture company their respective working and record title interests in the various PV oil and gas leases and related assets (“PV Properties”);

●	Tri-Valley will contribute 100% of its overriding royalty interests (“ORRIs”) on each of the PV Properties to the new joint venture company;

●
Tri-Valley will own a 25% equity interest in the new company and current OPUS partners will collectively own a 75% equity interest in the new company, subject to the distribution preferences payable to the OPUS partners described below;

●
$32.3 million (plus a 5.25% per annum additional accrual attributable to the OPUS Preferred Return Amount, as described below) will be allocated to current OPUS partners on a prospective basis from the following two sources:

o
The ORRIs.  The parties have assigned a discounted, net present value of $12.0 million to the portion of the ORRIs attributable to the OPUS partners that will be contributed by Tri-Valley. This amount is based on the expected future revenues to be generated under the ORRIs by the new joint venture company.

o
Preferential Right of Return. The remaining $20.3 million (plus a 5.25% per annum accrual on any unreturned portion thereof until satisfied) (collectively, the “OPUS Preferred Return Amount”) will be funded from Tri-Valley’s portion of the net cash flow generated by the new joint venture company from the PV Oil Sands Project.  All net cash flow generated by the joint venture company that would otherwise be allocable to Tri-Valley will instead be allocated solely to the current OPUS partners until such time as the OPUS Preferred Return Amount is satisfied in full. After satisfaction in full of the OPUS Preferred Return Amount, all net cash flow generated by the joint venture company will be allocated 25% to Tri-Valley and 75% to current OPUS partners.  Subject to a number of factors and uncertainties, including those which have been identified elsewhere in this Quarterly Report and in our other filings with the SEC, we expect that the OPUS Preferred Return Amount will be satisfied from the new joint venture company’s net cash flow in six to eight years following the closing.

●	Tri-Valley will pledge its 25% equity interest in the new joint venture company as security for satisfaction of the OPUS Preferred Return Amount;

●	Tri-Valley or one of its wholly owned subsidiaries will be the operating manager of the new joint venture company (“Manager”);

●
A new management committee of the joint venture company will be formed, and is expected to be comprised of three current OPUS partners yet to be selected. The management committee will work together with Tri-Valley, as Manager, to secure project financing on mutually agreeable terms;

●
At the closing, Tri-Valley will either provide or obtain a financing commitment for the new joint venture company to fund three SAGD wells, as follows: (i) within six months after closing, commitment to fund the drilling, completion and equipping of a SAGD pilot project on the PV Properties, and (ii) within six months after the completion of the SAGD pilot project, assuming the SAGD pilot project is successful and meets certain mutually agreeable performance standards, commitment to fund the drilling, completion and equipping of two additional SAGD wells on the PV Properties;

●
The existing tolling agreement executed in September 2010 with G. Robert Miller will be replaced by a new tolling agreement.  The new tolling agreement, which will be put in place by Mr. Miller for the benefit of current OPUS partners, will be designed to give Tri-Valley the ability to satisfy the OPUS Preferred Return Amount on a prospective basis from the net cash flow to be generated by the new joint venture company without the threat of litigation;

●
Each member of the Special Committee will execute covenants not to sue and contingent general releases in favor of Tri-Valley and each of its affiliates.  The releases will become effective only upon the earlier to occur of (i) satisfaction in full of the OPUS Preferred Return Amount, or (ii) such time as the equity interests in the new joint venture company pledged by Tri-Valley as security for satisfaction of the OPUS Preferred Return Amount are valued at 150% or more of the OPUS Preferred Return Amount then remaining unsatisfied, plus interest expected to accrue thereon prior to satisfaction.  The valuation of Tri-Valley’s equity interests will be conducted by an independent third party, based on mutually agreeable criteria; and

●	Each member of the Special Committee has agreed to enter into voting agreements approving the transaction.

Consummation of the transactions contemplated by the agreed-upon term sheet is subject to a number of conditions being satisfied, including, but not limited to, the negotiation and execution of definitive agreements, the ratification of the settlement terms and new operating structure by the Board of Directors of Tri-Valley and at least a majority in interest of the OPUS partners (not including the interests held by affiliates of Tri-Valley), our ability to provide or obtain a financing commitment for the new joint venture company to fund three new SAGD wells, and no court order or regulatory action enjoining the consummation of the transactions contemplated by the term sheet.

A copy of the Term Sheet is filed with this Quarterly Report as Exhibit 99.1.  A copy of the press release announcing the execution of the Term Sheet is filed with this Quarterly Report as Exhibit 99.2.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Exhibit

3.1
Certificate of Designation, filed with the Delaware Secretary of State on April 1, 2011 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2011).

4.1	Warrant to Purchase Common Stock Issued to James C. Kromer (incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2011).

10.1	Lease with Meridian Calloway, LLC, dated as of March 31, 2011, and executed on April 8, 2011, filed herewith.

10.2
Stock Purchase Agreement, dated as of April 19, 2011, by and among the Company and the investors named therein (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on April 21, 2011).

10.3
Registration Rights Agreement, dated as of April 19, 2011, by and among the Company and the investors named therein (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, filed with the SEC on April 21, 2011).

10.4
Binding Letter of Intent, dated May 31, 2011, by and between Select Resources Corporation, Inc., and US Gold Corporation (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.5
Exploration Lease with Option to Purchase Property and Form Joint Venture, dated as of July 1, 2011, by and between Select Resources Corporation, Inc., and US Gold Corporation (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2011).

10.6
Executive Retirement Agreement and General Release with James C. Kromer, dated July 15, 2011 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1	Term Sheet for Restructuring of TVC OPUS 1 Drilling Program, L.P., dated August 18, 2011, filed herewith.

99.2	Press release dated August 19, 2011, filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 19, 2011	TRI-VALLEY CORPORATION /s/ Maston N. Cunningham Maston N. Cunningham President and Chief Executive Officer

August 19, 2011	/s/ John E. Durbin John E. Durbin Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1
Certificate of Designation, filed with the Delaware Secretary of State on April 1, 2011 (incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K, filed with the SEC on April 6, 2011).

4.1	Warrant to Purchase Common Stock Issued to James C. Kromer (incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2011).

10.1	Lease with Meridian Calloway, LLC, dated as of March 31, 2011, and executed on April 8, 2011, filed herewith.

10.2
Stock Purchase Agreement, dated as of April 19, 2011, by and among the Company and the investors named therein (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on April 21, 2011).

10.3
Registration Rights Agreement, dated as of April 19, 2011, by and among the Company and the investors named therein (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, filed with the SEC on April 21, 2011).

10.4
Binding Letter of Intent, dated May 31, 2011, by and between Select Resources Corporation, Inc., and US Gold Corporation (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on June 3, 2011).

10.5
Exploration Lease with Option to Purchase Property and Form Joint Venture, dated as of July 1, 2011, by and between Select Resources Corporation, Inc., and US Gold Corporation (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2011).

10.6
Executive Retirement Agreement and General Release with James C. Kromer, dated July 15, 2011 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

99.1	Term Sheet for Restructuring of TVC OPUS 1 Drilling Program, L.P., dated August 18, 2011, filed herewith.

99.2	Press release dated August 19, 2011, filed herewith.