Form 10-Q/A
period 2010-06-30
TRI VALLEY CORP
filed 2011-11-17
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends the quarterly report on Form 10-Q for the period ended June 30, 2010, originally filed by Tri-Valley Corporation (“Company”) with the Securities and Exchange Commission (“SEC”) on August 2, 2010. The following items have been amended:

●	PART I—Item 1.	Consolidated Financial Statements
●	PART I—Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	PART I—Item 4.	Controls and Procedures
●	PART II—Item 6.	Exhibits

As disclosed in a Current Report on Form 8-K the Company filed with the SEC on October 24, 2011, the Company determined on October 18, 2011 that the Company’s previously filed financial statements for: (i) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 2, 2010, (ii) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 3, 2010, (iii) the fiscal year ended December 31, 2010 included in the Form 10-K filed with the SEC on March 22, 2011, (iv) the fiscal quarter ended March 31, 2011 included in the Form 10-Q filed with the SEC on May 9, 2011 and (v) the fiscal quarter ended June 30, 2011 included in the Form 10-Q filed with the SEC on August 19, 2011, needed to be restated to correct the valuation of, and accounting for, the common stock and warrants issued by the Company in a registered direct offering  of securities in April 2010, the accounting for incremental and direct costs incurred to issue common stock and the acquisition of assets from the TVC OPUS 1 Drilling Program, L.P. as further discussed below.

The Company performed a re-assessment of the valuation of common stock and warrants issued in connection with its April 2010 registered direct offering (see Part I, Item 1. Financial Statements, Note 5 – Common Stock and Warrants) and concluded that the values assigned to the common stock and warrants issued were overstated by $6.5million. The net proceeds from the registered direct offering of $4.6 million ($5.0 million gross proceeds less $0.4 million of stock issuance costs) should have been allocated to the common stock and each series of warrants issued based upon their relative values at the time of issuance. This decrease in the recorded values of the common stock and warrants resulted in a decrease of $3.2 million in charges made to the results of operations for the three-month period ended June 30, 2010 (i.e. a decrease in Warrant Expense of $2.8 million and a decrease in General and Administrative expense of $0.4 million).

The Company performed a re-assessment of its accounting for the Series A, B and C warrants issued in connection with its April 2010 registered direct offering  and concluded that the Series A and B Warrants were within the scope of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. ASC 815-40 states, among other things, that contingent and other adjustment features in equity-linked financial instruments are consistent with equity indexation if they are based on variables that would be inputs to a "plain vanilla" option or forward pricing model and they do not increase the settlement amount or the contract's exposure to those variables. The Company's Series A and B warrants issued in April 2010 are initially linked to the Company's own equity shares (i.e. exercise prices of $1.50 per share and $2.15 per share, respectively); however, the Series A and B warrant holders have protective pricing features, whereby the conversion price reset to the price per share received by the Company if the Company subsequently issued common stock at a price per share less than the $1.30 per share paid by the investors in connection with the April 2010 registered direct offering. Resetting the conversion price based on a price per share received from other sales of common stock is not an input to an option pricing model and thus the fair value of the Series A and B warrants are not linked to the Company’s common stock. Accordingly, the Series A and B warrants should have been accounted for as derivative financial liabilities, measured at a fair value of $0.9 million at the date of issuance, with changes in fair value recognized as a gain or loss for each reporting period thereafter. The Company recognized $1.2 million of losses on these derivative instruments for the three-month period ended June 30, 2010. The Series C warrants do not have similar protective pricing features that are not linked to the Company’s common stock and were appropriately accounted for in equity as originally reported.

The Company issued warrants to certain former executives in connection with their retirement agreements as further detailed in Part I, Item 1. Financial Statements, Note 6 – Stock-Based Compensation. The Company charged the fair market value on the date of issuance of these warrants to Warrant Expense in the Consolidated Statement of Operations for the six-month period ended June 30, 2010. The $1.2 million previously reported as Warrant Expense associated with these warrants has been reclassified to Stock-Based Compensation in the results of operations for the six-month period ended June 30, 2010 as part of the amendments in this Form 10-Q/A.

The Company performed an analysis of equipment in service on its Claflin property. It was determined that a steam generator with a fair value of $0.6 million was acquired from the TVC OPUS 1 Drilling Program, L.P. in the second quarter of 2010 which had not been recognized in the Company’s consolidated financial statements. The correction of this acquisition of equipment is included as part of the amendments in this form 10-Q/A.

i

The following tables show the effects of the restatement on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2010 and Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2010:

CONDENSED CONSOLIDATED BALANCE SHEET	As of June 30, 2010
	As Previously
	Reported	As Restated
Current Assets
Accounts Receivable from Joint Venture Partners - Net	646,314	83,814
Total Current Assets	3,861,214	3,298,714
Property and Equipment - Net
Other Property and Equipment	4,472,761	5,035,261
Non-Current Liabilities
Derivative Financial Instruments	-	2,141,245
Total Non-Current Liabilities	1,664,988	3,806,233
Total Liabilities	7,151,765	9,293,010

Stockholders' Equity
Capital in Excess of Par Value	56,977,612	54,629,849
Warrants (previously reported as Additional Paid in Capital - Warrants)	4,017,703	2,208,835
Accumulated Deficit	(58,864,996)	(56,849,610)
Total Stockholders' Equity	4,596,217	2,454,972

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS	For the Six Months Ended
	June 30, 2010
	As Previously
	Reported	As Restated
Costs and Expenses
General and Administrative	3,803,308	3,429,809
Warrant Expense	4,017,703	-
Derivative Instruments Loss	-	1,213,567
Stock-Based Compensation (previously reported as Stock Option Expense)	51,690	1,213,939
Total Costs and Expenses	9,019,796	7,004,410
Loss Before Minority Interest	(6,407,331)	(4,391,945)
Net Loss	(6,407,331)	(4,391,945)
Basic Loss Per Common Share	$(0.18)	$(0.13)

ii

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS	For the Six Months Ended
	June 30, 2010
	As Previously
	Reported	As Restated
Cash Flows from Operating Activities
Net Loss	(6,407,331)	(4,391,945)
Stock-Based Compensation (previously reported as Stock Options)	51,690	1,213,939
Warrant Expense	4,017,703	-
Unrealized Loss on Derivative Instruments	-	1,213,567
Net Cash Provided/(Used) by Operating Activities	(6,078,988)	(5,705,489)
Cash Flows from Operating Activities
Capital Expenditures	(809,476)	(1,371,976)
Decrease in Accounts Receivable from Joint Venture Partners	-	562,500
Cash Flows from Financing Activities
Principal Payments on Long-Term Debt	(147,424)	(161,920)
Net Proceeds from the Issuance of Common Stock	5,414,945	5,041,446
Net Cash Provided/(Used) by Financing Activities	5,244,721	4,856,726

Except as described above, no other amendments are being made to the disclosures presented in the original Form 10-Q. This amended Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures contained therein in any other way other than as required to reflect the amendments discussed above. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the SEC on August 2, 2010.

iii

TRI-VALLEY CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30, 2010	December 31,
	(Restated)	2009

Current Assets
Cash	$1,692,028	$290,926
Accounts Receivable TVOG Production Accrual	890,505	33,623
Accounts Receivable - Trade	44,391	63,151
Prepaid Expenses	473,458	16,889
Accounts Receivable from Joint Venture Partners - Net	83,814	1,432,785
Accounts Receivable - Other	114,518	25,717

Total Current Assets	3,298,714	1,863,091

Property and Equipment - Net
Proved Properties	25,265	25,265
Unproved Properties	1,693,296	1,551,998
Rig	1,093,829	1,132,847
Other Property and Equipment	5,035,261	5,470,295

Total Property and Equipment - Net	7,847,651	8,180,405

Other Assets
Deposits	365,919	172,913
Investments in Joint Venture Partnerships	23,284	17,400
Goodwill	212,414	212,414
Other	-	13,800

Total Other Assets	601,617	416,527

Total Assets	$11,747,982	$10,460,023

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30, 2010	December 31,
	(Restated)	2009

Current Liabilities
Notes Payable	$389,142	$439,482
Trade - Accounts Payable and Accrued Expenses	4,247,635	5,962,774
Non-Trade Accounts Payable	850,000	850,000

Total Current Liabilities	5,486,777	7,252,256

Non-Current Liabilities
Asset Retirement Obligation	366,423	351,013
Long-Term Portion of Notes Payable	1,298,565	1,395,649
Derivative Financial Instruments	2,141,245	-
Total Non-Current Liabilities	3,806,233	1,746,662

Total Liabilities	9,293,010	8,998,918

Stockholders' Equity
Common Stock, $.001 par value; 100,000,000 shares
authorized; 37,350,504* and 33,190,462 at June 30, 2010 and
December 31, 2009, respectively.	37,351	33,190
Less: Common Stock in Treasury, at cost; 120,025 shares	(38,370)	(13,370)
Capital in Excess of Par Value	54,629,849	51,469,228
Warrants	2,208,835	-
Additional Paid in Capital - Stock Options	2,466,917	2,429,722
Accumulated Deficit	(56,849,610)	(52,457,665)

Total Stockholders' Equity	2,454,972	1,461,105

Total Liabilities and Stockholders' Equity	$11,747,982	$10,460,023

* As of June 30, 2010, the Company had received subscriptions to purchase an additional 94,790 shares, which had not been accepted because required subscription documents had not been received from the subscribers, and the necessary stock exchange approval has not been received.

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
	(Restated)		(Restated)
Revenues
Sale of Oil and Gas	$465,216	$311,097	$920,989	$617,693
Gain on Sale of Asset	1,082,693	-	1,673,492	-
Partnership Income	7,810	-	7,810	30,033
Other Income	-	193,304	8,155	205,808
Interest Income	904	5,312	2,019	15,950

Total Revenues	$1,556,623	$509,713	$2,612,465	$869,484

Costs and Expenses
Production Costs	$247,177	$632,946	$532,554	$1,058,846
Mining Exploration Expenses	85,561	48,695	224,389	117,152
Depletion, Depreciation and Amortization	168,904	445,370	334,292	895,562
Bad Debt Expense	-	-	-	53,980
Interest Expense	33,250	63,590	55,860	97,746
General and Administrative	1,974,457	1,533,232	3,429,809	3,942,728
Derivative Instruments Loss	1,213,567	-	1,213,567	-
Stock-Based Compensation	24,278	-	1,213,939	-

Total Costs and Expenses	$3,747,194	$2,723,833	$7,004,410	$6,166,014

Loss Before Minority Interest	$(2,190,571)	$(2,214,120)	$(4,391,945)	$(5,296,530)

Minority Interest	-	(24,831)	-	(53,402)

Net Loss	$(2,190,571)	$(2,189,289)	$(4,391,945)	$(5,243,128)

Basic Net Loss Per Share:
Loss from Operations	$(0.06)	$(0.08)	$(0.13)	$(0.19)
Basic Loss Per Common Share	$(0.06)	$(0.08)	$(0.13)	$(0.19)

Weighted Average Number of Shares Outstanding	36,902,102	27,614,867	35,039,904	27,536,111

Weighted Potentially Dilutive Shares Outstanding	40,851,924	30,100,334	36,550,615	30,112,944

No dilution is reported since Net Income is a loss per ASC 260

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TRI-VALLEY CORPORATION
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2010	2009
	(Restated)
Cash Flows from Operating Activities
Net Loss	$(4,391,945)	$(5,243,128)

Adjustments to Reconcile Net (Loss) to Net Cash
Provided/(Used) by Operating Activities
Depreciation, Depletion and Amortization	334,292	895,562
Minority Interest	-	(53,403)
Unrealized Loss on Derivative Instruments	1,213,567	-
Stock-Based Compensation	1,213,939	272,233
(Gain) or Loss on Sale of Property	(1,673,492)	-
Bad Debt Expense	-	53,980
Director Compensation	95,400	-
Changes in Operating Capital
(Increase) or Decrease in Total Accounts Receivable	(926,923)	769,469
(Increase) or Decrease in Total Other Assets	(641,659)	(308,087)
Increase or (Decrease) in Accounts Payable, Deferred Revenue
and Accrued Expenses	(1,715,139)	2,170,039
Increase or (Decrease) in Accounts Payable to Joint Venture Partners
and Related Parties	(5,072,307)	(912,173)
(Increase) or Decrease in Accounts Receivable from Joint Venture Partners	5,858,778	3,981,822

Net Cash Provided/(Used) by Operating Activities	$(5,705,489)	$1,626,314

Cash Flows from Investing Activities
Proceeds from the Sale of Property	3,059,341	-
Capital Expenditures	(1,371,976)	(465,096)
Decrease in Accounts Payable to Joint Venture Partners	562,500	-
Net Cash Provided/(Used) by Investing Activities	$2,249,865	$(465,096)

Cash Flows from Financing Activities
Principal Payments on Long-Term Debt	(161,920)	(119,599)
Net Proceeds from the Issuance of Stock Options	2,200	-
Net Proceeds from the Issuance of Common Stock	5,041,446	19,301
Sale or (Purchase) of Treasury Stock	(25,000)	-

Net Cash Provided/(Used) by Financing Activities	$4,856,726	$(100,298)

Net Increase or (Decrease) in Cash and Cash Equivalents	1,401,102	1,060,920
Cash and Cash Equivalents at Beginning of Period	290,926	2,000,787

Cash and Cash Equivalents at End of Period	$1,692,028	$3,061,707

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TRI-VALLEY CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

The Company's five subsidiaries are:

●	Tri-Valley Oil & Gas Co. (“TVOG”) — conducts our hydrocarbon (crude oil and natural gas) business. TVOG derives its revenue from oil and natural gas production.

●	Select Resources Corporation, Inc. (“Select”) — holds and maintains our precious metals and industrial minerals business. Select holds and develops three major mineral assets in the State of Alaska.

●	Great Valley Production Services, LLC (“GVPS”) — conducts our oil production services, well workover services, and the business of refurbishment of oilfield equipment.

●	Great Valley Drilling Company, LLC (“GVDC”) — formed to own and operate a geothermal and oil drilling rig in the State of Nevada.

●	Tri-Valley Power Corporation — is inactive at the present time.

Tri-Valley's businesses are organized into four operating segments:

●	Oil and Gas Operations — This segment represents our oil and gas business. During the first six months of 2010, this segment generated virtually all of the Company’s revenues from operations.

●	Rig Operations — This segment consists of drilling rig operations.

●
Minerals — This segment represents our precious metal and industrial mineral prospects.  In the past, it has generated revenues from pilot-scale mining projects and subcontracting exploration and business development projects.  This segment holds title to land or leases in the State of Alaska.

●	Drilling and Development — This segment includes revenue received from crude oil and natural gas drilling and development operations performed for joint venture partners.

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

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (Continued)

The accompanying condensed consolidated financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles in the United States of America; and, therefore, should be read in conjunction with our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 29, 2010, for the year ended December 31, 2009.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, TVOG, Select, GVPS, GVDC, and Tri-Valley Power Corporation.  Other partnerships in which the Company has an operating or nonoperating interest, but in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined.    These include the TVC OPUS 1 Drilling Program, L.P., Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 Partnership.  All material intercompany accounts and transactions have been eliminated in combination and consolidation.

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

Finally, in Note 7 – Financial Information Relating to Industry Segments, we have eliminated a Non-Segmented Items allocation of Total Assets at June 30, 2010, and December 31, 2009.

NOTE 2 – RESTATEMENT

As disclosed in a Current Report on Form 8-K the Company filed with the SEC on October 24, 2011, the Company’s Audit Committee determined on October 16, 2011 that the Company’s previously filed financial statements for: (i) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 2, 2010, (ii) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 3, 2010, (iii) the fiscal year ended December 31, 2010 included in the Form 10-K filed with the SEC on March 22, 2011, (iv) the fiscal quarter ended March 31, 2011 included in the Form 10-Q filed with the SEC on May 9, 2011 and (v) the fiscal quarter ended June 30, 2011 included in the Form 10-Q filed with the SEC on August 19, 2011, needed to be restated to correct the valuation of, and accounting for, the common stock and warrants issued by the Company in a registered direct offering of securities  transaction in April 2010 and the accounting for incremental and direct costs incurred to issue common stock as further discussed below.

The Company performed a re-assessment of the valuation of common stock and warrants issued in connection with its April 2010 registered direct offering (see Part I, Item 1. Financial Statements, Note 5 – Common Stock and Warrants) and concluded that the values assigned to the common stock and warrants issued were overstated by $6.5 million. The net proceeds from the registered direct offering of $4.6 million ($5.0 million gross proceeds less $0.4 million of stock issuance costs) should have been allocated to the common stock and each series of warrants issued based upon their relative values at the time of issuance. This decrease in the recorded values of the common stock and warrants resulted in a decrease of $3.2 million in charges made to the results of operations for the three-month period ended June 30, 2010 (i.e. a decrease in Warrant Expense of $2.8 million and a decrease in General and Administrative expense of $0.4 million).

NOTE 2 – RESTATEMENT (Continued)

The Company performed a re-assessment of its accounting for the Series A, B and C warrants issued in connection with its April 2010 registered direct offering  and concluded that the Series A and B Warrants were within the scope of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. ASC 815-40 states, among other things, that contingent and other adjustment features in equity-linked financial instruments are consistent with equity indexation if they are based on variables that would be inputs to a "plain vanilla" option or forward pricing model and they do not increase the settlement amount or the contract's exposure to those variables. The Company's Series A and B warrants issued in April 2010 are initially linked to the Company's own equity shares (i.e. exercise prices of $1.50 per share and $2.15 per share, respectively); however, the Series A and B warrant holders have protective pricing features, whereby the conversion price reset to the price per share received by the Company if the Company subsequently issued common stock at a price per share less than the $1.30 per share paid by the investors in connection with the April 2010 registered direct offering. Resetting the conversion price based on a price per share received from other sales of common stock is not an input to an option pricing model and thus the fair value of the Series A and B warrants are not linked to the Company’s common stock. Accordingly, the Series A and B warrants should have been accounted for as derivative financial liabilities, measured at a fair value of $0.9 million at the date of issuance, with changes in fair value recognized as a gain or loss for each reporting period thereafter. The Company recognized $1.2 million of losses on these derivatives for the three-month period ended June 30, 2010. The Series C warrants do not have similar protective pricing features that are not linked to the Company’s common stock and were appropriately accounted for in equity as originally reported.

The Company issued warrants to certain former executives in connection with their retirement agreements as further detailed in Part I, Item 1. Financial Statements, Note 6 – Stock Based Compensation. The Company charged the fair market value on the date of issuance of these warrants to Warrant Expense in the Consolidated Statement of Operations for the six-month period ended June 30, 2010. The $1.2 million previously reported as Warrant Expense associated with these warrants has been reclassified to Stock-Based Compensation in the results of operations for the six-month period ended June 30, 2010 as part of the amendments in this Form 10-Q/A.

The Company performed an analysis of equipment in service on its Claflin property. It was determined that a steam generator with a fair value of $0.6 million was acquired from the TVC OPUS 1 Drilling Program, L.P. in the second quarter of 2010 which had not been recognized in the Company’s consolidated financial statements. The correction of this acquisition of equipment is included as part of the amendments in this form 10-Q/A.

The following tables show the effects of the restatement on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2010 and Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2010:

CONDENSED CONSOLIDATED BALANCE SHEET	As of June 30, 2010
	As Previously
	Reported	As Restated
Current Assets
Accounts Receivable from Joint Venture Partners - Net	646,314	83,814
Total Current Assets	3,861,214	3,298,714
Property and Equipment - Net
Other Property and Equipment	4,472,761	5,035,261
Non-Current Liabilities
Derivative Financial Instruments	-	2,141,245
Total Non-Current Liabilities	1,664,988	3,806,233
Total Liabilities	7,151,765	9,293,010

Stockholders' Equity
Capital in Excess of Par Value	56,977,612	54,629,849
Warrants (previously reported as Additional Paid in Capital - Warrants)	4,017,703	2,208,835
Accumulated Deficit	(58,864,996)	(56,849,610)
Total Stockholders' Equity	4,596,217	2,454,972

NOTE 2 – RESTATEMENT (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS	For the Six Months Ended
	June 30, 2010
	As Previously
	Reported	As Restated
Costs and Expenses
General and Administrative	3,803,308	3,429,809
Warrant Expense	4,017,703	-
Derivative Instruments Loss	-	1,213,567
Stock-Based Compensation (previously reported as Stock Option Expense)	51,690	1,213,939
Total Costs and Expenses	9,019,796	7,004,410
Loss Before Minority Interest	(6,407,331)	(4,391,945)
Net Loss	(6,407,331)	(4,391,945)
Basic Loss Per Common Share	$(0.18)	$(0.13)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS	For the Six Months Ended
	June 30, 2010
	As Previously
	Reported	As Restated
Cash Flows from Operating Activities
Net Loss	(6,407,331)	(4,391,945)
Stock-Based Compensation (previously reported as Stock Options)	51,690	1,213,939
Warrant Expense	4,017,703	-
Unrealized Loss on Derivative Instruments	-	1,213,567
Net Cash Provided/(Used) by Operating Activities	(6,078,988)	(5,705,489)
Cash Flows from Investing Activities
Capital Expenditures	(809,476)	(1,371,976)
Decrease in Accounts Receivable from Joint Venture Partners	-	562,500
Cash Flows from Financing Activities
Principal Payments on Long-Term Debt	(147,424)	(161,920)
Net Proceeds from the Issuance of Common Stock	5,414,945	5,041,446
Net Cash Provided/(Used) by Financing Activities	5,244,721	4,856,726

NOTE 3 – PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each period reported. As there were net losses at June 30, 2010, and 2009, common stock equivalents are not included in the computations, as their inclusion would be anti-dilutive.

NOTE 4 – SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-03, “Oil and Gas Reserve Estimation and Disclosures.”  This ASU amends the FASB’s Accounting Standards Codification (“ASC”) Topic 932, “Extractive Activities-Oil and Gas” to align the accounting requirements of Topic 932 with the U.S. Securities and Exchange Commission’s final rule, “Modernization of the Oil and Gas Reporting Requirements” issued on December 31, 2008.  In summary, the revisions in ASU 2010-03 modernize the disclosure rules to better align with current industry practices and expand the disclosure requirements for equity method investments so that more useful information is provided.  More specifically, the main provisions include the following:

●	An expanded definition of oil and gas producing activities to include nontraditional resources such as bitumen extracted from oil sands.
●	The use of an average of the first-day-of-the-month price for the 12-month period, rather than a year-end price for determining whether reserves can be produced economically.
●	Amended definitions of key terms such as “reliable technology” and “reasonable certainty” which are used in estimating proved oil and gas reserve quantities.
●	A requirement for disclosing separate information about reserve quantities and financial statement amounts for geographical areas representing 15 percent or more of proved reserves.
●
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

NOTE 5 – COMMON STOCK AND WARRANTS

Common Stock

During the second quarter of 2010, 2,000 shares were issued to a former employee for stock options exercised and 30,000 shares of common stock were issued to our current six independent directors for services rendered in 2010.  3,846,157 shares were issued to six institutional investors in a registered direct offering at $1.30 per share for a total of $4.6 million in net proceeds.  Also during the second quarter of 2010, we rescinded a stock subscription for 20,000 shares and refunded a total of $25,000.  As of June 30, 2010, the Company had received subscriptions to purchase an additional 94,790 shares, which had not been accepted because required subscription documents had not been received from the subscribers, and the necessary stock exchange approval has not been received.  Stock issuance cost for the second quarter of 2010 was $0.4 million.

Warrants

On April 6, 2010, the Company executed a Securities Purchase Agreement with a group of institutional investors to purchase $5.0 million of the Company’s common stock and warrants in a registered direct offering of securities.  Roth Capital Partners, LLC, acted as financial advisor to the Company in this transaction. For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1 – Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement , filed with the U.S. Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.

NOTE 5 – COMMON STOCK AND WARRANTS (continued)

The registered direct offering of securities closed on April 8, 2010.  Under the terms of the definitive agreements, the investors purchased 3,846,157 shares of Tri-Valley’s common stock at $1.30 per share, for a total of $5.0 million in gross proceeds ($4.6 million net proceeds after share issuance costs), and received warrants to purchase up to 2,307,696 shares (the “Warrants”) in the aggregate.  The Warrants included Series A Warrants to purchase up to 1,153,848 shares of common stock at $1.50 per share for five years and Series B Warrants to purchase up to 1,153,848 shares of common stock at $2.14 per share for seven years.  Subject to certain limitations, the Company was also obligated to issue to the investors Series C Warrants for the purchase of up to 2,403,846 additional shares pursuant to certain purchase price adjustments on July 2, 2010, and on December 1, 2010, that might occur, dependent upon the then current price of the Company’s common stock in relation to the original issue price. All of such Warrants contained customary adjustments for corporate events such as reorganizations, splits, dividends. The exercise prices of the Series A and B Warrants were subject to anti-dilution adjustments in the event of additional issuances of common stock below the exercise price then in effect. As mentioned in Part I, Item 1. Financial Statements, Note 2 – Restatement, the Series A and B Warrants are considered to be derivative financial liabilities and the Series C Warrants are considered to be an equity instrument in accordance with ASC 815-40.

The Warrants were valued on the date of issuance with the Black-Scholes option-pricing model using a risk-free interest rate of 2.7% to 3.4%, a volatility factor of 148%, a dividend yield of 0%, a term of five to seven years and at a current price of the underlying common shares of $1.32 per share. The 3,846,157 shares of common stock were valued at the volume weighted average closing price per share for the five trading days immediately prior to the effective date of the Securities Purchase Agreement. The net proceeds of the transaction were allocated to each series of Warrants and to the common stock issued based on their respective fair values which resulted in credits to Warrants of $1.0 million for the net proceeds allocated to the Series C Warrants, Derivative Financial Instruments of $0.9 million for the net proceeds allocated to the Series A and B Warrants and Capital in Excess of Par Value of $2.7 million for the net proceeds allocated to the common shares.

For the second quarter of 2010, the Company recognized $1.2 million of derivative instrument losses related to the changes in fair values of the Series A and B Warrants. The changes in fair values of the Series A and B Warrants were calculated with the Black-Scholes option-pricing model using a risk-free rate of 2.0% to 2.7%, a volatility factor of 151%, a dividend yield of 0%, a term of 4.75 to 6.75 years and at a current price of underlying common shares of $1.02 per share.

NOTE 6 - STOCK-BASED COMPENSATION

For the six-month period ended June 30, 2010, the Company issued warrants to a former executive in connection with a retirement agreement.  The Company charged the fair market value on the date of issuance of these warrants to Warrant Expense in the results of operations. The $1.2 million previously reported as Warrant Expense associated with these warrants has been reclassified to Stock-Based Compensation as part of the amendments in this Form 10-Q/A.

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

The Company identifies four principal, operating industry segments as described in Note 1 – Description of Business and Basis of Presentation, page 6.

NOTE 7 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

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

The following table sets forth our Operating Income (Loss) by segment for the second quarters ended June 30, 2010, and 2009 and the six months ended June 30, 2010, and 2009, in millions of U.S. Dollars:

	For Three Months Ended	For Three Months Ended	For Six Months Ended	For Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Operating Income (Loss)
Oil and Gas Operations	$1.30	$(0.60)	$2.30	$(0.90)
Rig Operations	(0.30)	(0.20)	(0.40)	(0.50)
Minerals	(0.10)	(0.10)	(0.30)	(0.30)
Non-Segmented Items	(3.10)	(1.30)	(6.00)	(3.50)
Total Income (Loss)	$(2.20)	$(2.20)	$(4.40)	$(5.20)

The following table summarizes our total assets, in millions of U.S. Dollars, at June 30, 2010, and December 31, 2009:

	June 30,	December 31,
Total Assets	2010	2009
Oil and Gas Operations	$8.60	$7.20
Rig Operations	1.50	1.70
Minerals	1.40	1.40
Drilling and Development	0.20	0.20
Consolidated Total Assets	$11.70	$10.50

NOTE 8 - GOING CONCERN

The Company had a cash balance of $1.7 million at June 30, 2010, as compared with $0.3 million at December 31, 2009.  Total Current Assets increased $1.4 million from $1.9 million at December 31, 2009, to $3.3 million at June 30, 2010.  Total Current liabilities decreased from $7.2 million at the end of 2009 to $5.5 million at June 30, 2010, a decrease of $1.7 million.  See Note 11 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009, for additional discussion.

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

NOTE 9 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

The following is management’s discussion and analysis of certain significant factors that have affected aspects of our financial position and the results of operations during the periods included in the accompanying unaudited Consolidated Financial Statements.  You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” and our audited Financial Statements for the year ended December 31, 2009, included in our Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 29, 2010, and the unaudited Condensed Consolidated Financial Statements included elsewhere in this Report.

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

Notable Second Quarter Items:

●	Closed a $5.0 million sale of common stock in a registered direct offering with institutional investors
●	Installed artificial lift on four additional oil wells at our Pleasant Valley project
●	Expanded 30-day steam cycles on two additional oil wells at our Pleasant Valley project
●	Initiated steam cycles on two existing oil wells at our Claflin property
●	Closed on the sale of the South Belridge and Shields-Arms leases for an aggregate price of $3.4 million, $0.9 million net to Tri-Valley Corporation
●	Reduced past-due Trade Accounts Payable and Accrued Expenses by more than $1.0 million
●	Completed an NI 43-101 Report on our Shorty Creek gold exploration project in Alaska
●
Formed an Advisory Committee with partners who own or control a majority interest of the TVC OPUS 1 Drilling Program, L.P., to recommend a development and financing plan for the Pleasant Valley project

●	Reorganized management structure to strengthen the Company’s focus on accelerating oil revenue generation from existing assets
●	Joined the Russell Microcap Index

Notable Items and Expectations for the Third Quarter and Full Year 2010:

●	Closing the balance of our planned $10.0 million financing for fiscal year 2010
●	Expanding 30-day steam cycles on the three remaining oil wells at our Pleasant Valley project
●	Completing the initial steam cycle on the remaining five oil wells at our Claflin property
●	Converting an existing vertical well to salt water disposal well at our Pleasant Valley project
●	Recommending a development and financing plan for the Pleasant Valley project with the Advisory Committee of partners who own or control a majority interest of the TVC OPUS 1 Drilling Program, L.P.
●	Initiating drilling of a horizontal steam-injection well to start Steam Assisted Gravity Drainage (SAGD) process at our Pleasant Valley project
●	Drilling 10-15 new wells at our Claflin and Brea properties
●	Recompleting the Tilgreut Lease Number 1-18 at our Moffat Ranch property

RESULTS OF OPERATIONS

As discussed in Part I, Item 1. Financial Statements, Note 2- Restatement, the Company restated its financial statements for the three and six-month periods ended June 30, 2010.  Management’s discussion of the results of operations which follows reflects the restatement where applicable. The Company is also including Results of Operations for the six months ended June 30, 2010, compared with the six months ended June 30, 2009.

For The Three Months Ended June 30, 2010, Compared With The Three Months Ended June 30, 2009:

For the quarter ended June 30, 2010, Total Revenues were $1.6 million, compared with $0.5 million in the second quarter of 2009, an increase of $1.1 million. The $1.1 million increase in Total Revenues was primarily attributable to a gain on the sale of assets, although higher production and higher crude oil prices contributed to increased crude oil sales versus the second quarter of last year.  The Operating Loss of $2.2 million remained comparable to the same period in 2009.  Total Costs and Expenses increased $1.0 million from the second quarter of 2009 to $3.7 million during the second quarter of 2010.  The increase is primarily attributable to an unrealized loss on derivative instruments of $1.2 million, partially offset by a decrease in Depletion, Depreciation and Amortization of $0.3 million.

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

Operating Income (Loss)

The following table sets forth our Operating Loss and changes in Operating Loss by segment in the second quarters of 2010 and 2009, in millions of U.S. Dollars:

	For Three Months Ended June 30,
			(Increase)
	2010	2009	Decrease	Change %
Oil and Gas Operations	$1.3	$(0.6)	$1.9	317%
Rig Operations	(0.3)	(0.2)	(0.1)	50%
Minerals	(0.1)	(0.1)	-	0%
Non-Segmented Items	(3.1)	(1.3)	(1.8)	138%
Total Income (Loss)	$(2.2)	$(2.2)	$-	0%

Costs and Expenses

General and Administrative expenses were $1.9 million for the three months ended June 30, 2010, compared with $1.5 million for the three months ended June 30, 2009, an increase of $0.4 million, primarily attributable to legal representation and compliance expenses, consulting fees, and severance benefits.  Despite increased production volumes and Total Revenues during the second quarter of 2010, Production Costs decreased $0.4 from the comparable quarter of 2009.  Depletion, Depreciation and Amortization decreased during the second quarter of 2010 by $0.3 million from the same period of 2009.  The derivative instrument loss of $1.2 million for the three months ended June 30, 2010, is the result of the increase in fair value of the Series A and B warrants during the second quarter of 2010 based on a fair value derived from the Black-Scholes options pricing model.

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

Operating Income for Oil and Gas Operations for the second quarter of 2010 was $1.3 million, versus an Operating Loss of $0.6 million for the comparable period of 2009.  The change in Operating Income between the two quarters of $1.9 million was primarily attributable to the $1.1 million gain on the sale of assets cited earlier and to improvement in Operating Income of $0.8 million from higher crude oil prices, higher production volumes, and reduced Production Costs during the second quarter of 2010 as compared with the same quarter in the prior year.

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

NON-SEGMENTED ITEMS

Non-Segmented Items primarily include General and Administrative expenses, stock-based compensation, bad debt and derivative instruments loss.  Non-Segmented Items increased from $1.3 million during the second quarter of 2009 to $3.1 million in the second quarter of 2010.  A majority of the $1.8  million increase between the comparable periods of 2010 and 2009 was attributable to an increase in the fair value of the Series A and B warrants during the second quarter of 2010  based on a fair value derived from the Black-Scholes options pricing model resulting in a loss on derivative instruments of $1.2 million.

For The Six Months Ended June 30, 2010, Compared With The Six Months Ended June 30, 2009:

For the six months ended June 30, 2010, Total Revenues were $2.6 million, compared with $0.8 million for the same period in 2009, an increase of $1.7 million. The $1.7 million increase in Total Revenues was primarily attributable to a gain on the sale of assets, although higher production and higher crude oil prices contributed to increased crude oil sales versus the same period of 2009.  The Operating Loss of $4.4 million is $0.9 million less than the Operating Loss for the same period of 2009 primarily due to higher Stock-Based Compensation of $1.2 million and an unrealized Derivative Instruments Loss of $1.2 million partially offset by the $1.7 million gain on the sale of assets.  Total Costs and Expenses increased $0.8 million from the six months ended June 30, 2009 to $7.0 million for the six months ended June 30, 2010.  The increase is primarily attributable to an unrealized Loss on Derivative Instruments of $1.2 million and higher stock-based compensation of $1.2 million, partially offset by a decrease in Depletion, Depreciation and Amortization of $0.5 million, General and Administrative expenses of $0.5 million and lower Production Costs of $0.6 million.

Revenues

The Company identifies reportable operating segments by the business or service provided.  The Company also allocates interest income and expense; depletion, depreciation, and amortization; and other operating expenses in its measure of operating segment profit or loss.  The following table sets forth our revenues and changes in revenues by segment for the six months ended June 30, 2010 and 2009, in millions of U.S. Dollars:

	For Six Months Ended June 30,
			Increase
	2010	2009	(Decrease)	Change %
Oil and Gas Operations	$2.60	$0.80	$1.80	225%
Rig Operations	-	-	-	0%
Minerals	-	-	-	0%
Drilling and Development	-	-	-	0%
Non-Segmented Items	-	-	-	0%
Total Revenue	$2.60	$0.80	$1.80	225%

Operating Income (Loss)

The following table sets forth our Operating Loss and changes in Operating Loss by segment for the six months ended June 30, 2010 and 2009, in millions of U.S. Dollars:

	For Six Months Ended June 30,
			(Increase)
	2010	2009	Decrease	Change %
Oil and Gas Operations	$2.30	$(0.90)	$3.20	355%
Rig Operations	(0.40)	(0.50)	0.10	20%
Minerals	(0.30)	(0.30)	-	0%
Non-Segmented Items	(6.00)	(3.50)	(2.50)	-72%
Total Income (Loss)	$(4.40)	$(5.20)	$0.80	15%

Costs and Expenses

General and Administrative expenses were $3.4 million for the six months ended June 30, 2010, compared with $3.9 million for the six months ended June 30, 2009, a decrease of $0.5 million, primarily attributable to reduced staffing costs partially offset by higher legal representation and compliance expenses, consulting fees, and severance benefits.  Despite increased production volumes and Total Revenues during the six months ended June 30, 2010, Production Costs decreased $0.6 from the comparable period of 2009.  Depletion, Depreciation and Amortization decreased during the six months ended June 30, 2010 by $0.5 million from the same period of 2009.  Stock-Based Compensation increased $1.2 million for the six months ended June 30, 2010 primarily due to warrants issued to a former executive in connection with his retirement agreement in the first six months of 2010. The Derivative Instrument Loss of $1.2 million for the six months ended June 30, 2010 was the result of the increase in fair value of the Series A and B warrants during the six months ended June 30, 2010 based on a fair value derived from the Black-Scholes options pricing model.

OIL AND GAS OPERATIONS

Oil and Gas Operations Revenues for the six months ended June 30, 2010 were approximately $2.6 million, compared with $0.8 million for the same period of 2009. The increase of $1.8 million resulted primarily from gains on the sale of assets, combined with an increase attributable to higher prices for our crude oil and higher production volumes during the first half of 2010. Although included for simplicity of presentation, the gain on the sale of assets is not considered true operating revenue. The Company expects that our Oil and Gas Operations should produce increasing revenues as a result of both increasing production and improved pricing and that the operating income of this segment should continue to improve throughout the remainder of the year as we continue to focus on reducing Production Costs.  Oil and Gas Operations was the only operating segment of the Company to generate significant Revenues for the six months ended June 30, 2010.

Operating Income for Oil and Gas Operations for the six months ended June 30, 2010 was $2.3 million, versus an Operating Loss of $0.9 million for the comparable period of 2009.  The change in Operating Income between the two periods of $3.2 million was primarily attributable to the $1.7 million gain on the sale of assets cited earlier and to improvement in Operating Income of $1.5 million from higher crude oil prices, higher production volumes, and reduced Production Costs during the first half of 2010 as compared with the same period in the prior year.

RIG OPERATIONS

The Net Loss for our Rig Operations segment was $0.4 million for the six months ended June 30, 2010 which is a decrease of $0.1 million for the comparable period of 2009. Our expenses for this segment consist primarily of depreciation and maintenance of the rig while pending disposition.

MINERALS

The Net Loss for our Minerals segment was $0.3 million for the six months ended June 30, 2010 which is comparable to the same period in 2009. Our expenses for the Minerals segment consist primarily of employee salary and benefits, and rental payments to maintain our claims to the Richardson and Shorty Creek exploration-stage gold and other minerals prospects.

NON-SEGMENTED ITEMS

Non-Segmented Items primarily include non-allocated General and Administrative expenses, stock-based compensation, bad debt and derivative instruments loss.  Non-Segmented Items increased from $3.5 million for the six months ended June 30, 2009 to $6.0 million for the comparable period of 2010.  The $2.5 million increase between the comparable periods of 2010 and 2009 was primarily due to an increase in the fair value of the Series A and B warrants resulting in a loss on derivative instruments of $1.2 million and an increase in stock-based compensation of $1.2 million as a result of warrants issued to a former executive in connection with his retirement agreement in the first six months of 2010.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Total Current Assets were $3.3 million at June 30, 2010, $1.9 million higher than at year-end 2009. Cash increased from $0.3 million at December 31, 2009, to $1.7 million at June 30, 2010.

Accounts Receivable TVOG Production Accrual increased to $0.9 million at June 30, 2010, compared with less than $0.1 million at year-end 2009, as a result of higher production and sales during the second quarter of 2010. Prepaid Expenses increased $0.4 million from year-end 2009 primarily as a result of advanced royalty payments for our gold properties in Alaska and for our oil properties at Claflin and Pleasant Valley in California. Accounts Receivable from Joint Venture Partners decreased from $1.4 million at December 31, 2009, to $0.1 million at June 30, 2010.  Total Current Liabilities decreased $1.8 million from December 31, 2009, to $5.5 million at the end of the second quarter of this year, as the Company aggressively sought to reduce past due amounts with its vendors.  Non-Trade Accounts Payable remained unchanged at $0.8 million.

Operating Activities

Net Cash Provided by Operating Activities was a negative $5.7 million for the six months ended June 30, 2010, compared with a positive figure of $1.6 million for the same reporting period in 2009. The change cash flow between the two periods was due principally to our Operating Loss, increases in Total Accounts Receivable and Total Other Assets, and a decrease in Accounts Payable, Deferred Revenue and Accrued Expenses.

Investing Activities

Net Cash Provided by Investing Activities was $2.2 million for the first six months of 2010 compared with a negative $0.5 million for the first six months of 2009. During the first half of 2010, the Company received $3.1 million from the sale of assets and spent $0.8 in capital expenditures for well maintenance and improvements on a cash basis. During the first half of 2009, we had capital expenditures of $0.5 million, again for well maintenance and improvements.

Financing Activities

Net Cash Provided by Financing Activities during the first half of 2010 was $4.9 million, compared with a negative $0.1 million for the same period of 2009. During the first six months of 2010, our Principal Payments on Long-Term Debt were $0.2 million, while Net Proceeds from the Issuance of Stock Options and Common Stock, less stock rescissions, were $5.0 million. During the same period in 2009, we received minimal Net Proceeds from the Issuance of Common Stock, and our Principal Payments on Long-Term Debt were not significantly different from those during the first six months of 2010.

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

Liquidity (Continued)

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

●
Cash Management –During the first quarter of 2010, a new Treasury Management Account Structure was implemented with improved controls over authorizing and recording cash disbursements.  New procedures for reconciling all bank accounts monthly were implemented and followed.

●
Authorizing and Recording Equity Transactions –During the first quarter of 2010, new procedures were implemented and followed, ensuring that all equity transactions were reviewed and authorized by the Chief Financial Officer prior to recording.

●
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

ITEM 4.     CONTROLS AND PROCEDURES (Continued)

However, in connection with the filing of this Amendment No. 1 to the Company’s quarterly report on Form 10-Q/A, the Company’s Chief Executive Officer and Interim Chief Financial Officer re-evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures, and concluded that material weaknesses existed with respect to the Company’s reporting of complex, non-routine transactions and inventory of equipment as of the end of the period covered by this quarterly report on Form 10-Q/A.  The first weakness was primarily a result of our interpretation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s own Equity” with respect to its application to the Series A and B Warrants, the valuation of common stock and warrants issued by the Company and accounting for incremental and direct costs incurred to issue common stock. The second weakness was primarily a result of inadequate controls and procedures involving the timely inventory of equipment on hand and used in operating activities. These weaknesses required the restatement of our consolidated financial statements as of and for the three and six months ended June 30, 2010 covered by this quarterly report on Form 10-Q/A.

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

ITEM 1.  LEGAL PROCEEDINGS (Continued)

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

We face various risks related to our restatements.

On October 24, 2011, we publicly announced that we had discovered accounting inaccuracies in previously reported financial statements. Following consultation with our auditors, and with the concurrence of the audit committee of our board of directors, we decided to restate our financial statements for (i) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 2, 2010, (ii) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 3, 2010, (iii) the fiscal year ended December 31, 2010 included in the Form 10-K filed with the SEC on March 22, 2011, (iv) the fiscal quarter ended March 31, 2011 included in the Form 10-Q filed with the SEC on May 9, 2011 and (v) the fiscal quarter ended June 30, 2011 included in the Form 10-Q filed with the SEC on August 19, 2011.  These financial statements needed to be restated to correct (a) the valuation of, and accounting for, the common stock and warrants issued by the Company in a registered direct offering of securities in April 2010, (b) the accounting for incremental and direct costs incurred to issue common stock in connection with the Company's April 2011 private placement and various at-the-market offerings of common stock, and (c) the accounting for the acquisition of certain steam generator assets from the TVC OPUS 1 Drilling Program, L.P.

In connection with the restatement of these financial statements, the Company’s management concluded that material weaknesses existed with respect to the Company’s reporting of complex, non-routine transactions and inventory of equipment.  The effect of the restatements did not impact the Company's previously reported total assets, stockholders’ equity, cash, cash equivalents or net changes in cash and cash equivalents as at and for the year ended December 31, 2010, and as at and for the six months ended June 30, 2011. However, if we fail to successfully remediate these weaknesses, they could diminish our ability to accurately report our results of operations or financial positions and to meet our financial reporting obligations in a timely manner and could cause our stock price to decline.

Additionally, the restatement of these financial statements could lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty raising equity capital or obtaining other financing, such as lines of credit or otherwise. We may be subject to resignation of our current external auditors which may, among other things, cause a delay in the preparation of future financial statements and increase expenditures related to the retention of new external auditors and the lead time required to become familiar with our operations. The process of retaining new external auditors may limit our access to the capital markets for an extended period of time. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatement and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline, and could result in a delisting of our securities from the NYSE Amex.

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

November 17, 2010	TRI-VALLEY CORPORATION /s/ Maston N. Cunningham Maston N. Cunningham President and Chief Executive Officer

November 17, 2011	/s/ Gregory L. Billinger Gregory L. Billinger Interim Chief Financial Officer