Form 10-Q/A
period 2010-09-30
TRI VALLEY CORP
filed 2011-11-17
CIK 22551

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends the quarterly report on Form 10-Q for the period ended September 30, 2010, originally filed by Tri-Valley Corporation (“Company”) with the Securities and Exchange Commission (“SEC”) on November 3, 2010. The following items have been amended:

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

The Company performed a re-assessment of the valuation of common stock and warrants issued in connection with its April 2010 registered direct offering (see Part I, Item 1. Financial Statements, Note 5 – Stockholders’ Equity) and concluded that the values assigned to the common stock and warrants issued were overstated by $6.5 million. The net proceeds from the registered direct offering of $4.6 million ($5.0 million gross proceeds less $0.4 million of stock issuance costs) should have been allocated to the common stock and each series of warrants issued based upon their relative values at the time of issuance. This decrease in the recorded values of the common stock and warrants resulted in a decrease of an equal amount in charges made to the results of operations for the nine-month period ended September 30, 2010 (i.e. a decrease in Warrant Expense of $6.1 million and a decrease in General and Administrative expense of $0.4 million).

The Company performed a re-assessment of its accounting for the Series A, B and C warrants issued in connection with its April 2010 registered direct offering  and concluded that the Series A and B Warrants were within the scope of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”.  ASC 815-40 states, among other things, that contingent and other adjustment features in equity-linked financial instruments are consistent with equity indexation if they are based on variables that would be inputs to a "plain vanilla" option or forward pricing model and they do not increase the settlement amount or the contract's exposure to those variables. The Company's Series A and B warrants issued in April 2010 are initially linked to the Company's own equity shares (i.e. exercise prices of $1.50 per share and $2.15 per share, respectively); however, the Series A and B warrant holders have protective pricing features, whereby the conversion price reset to the price per share received by the Company if the Company subsequently issued common stock at a price per share less than the $1.30 per share paid by the investors in connection with the April 2010 registered direct offering. Resetting the conversion price based on a price per share received from other sales of common stock is not an input to an option pricing model and thus the fair value of the Series A and B warrants are not linked to the Company’s common stock. Accordingly, the Series A and B warrants should have been accounted for as derivative financial liabilities, measured at a fair value of $0.9 million at the date of issuance, with changes in fair value recognized as a gain or loss for each reporting period thereafter.  The Company recognized $0.4 million of losses on these derivative instruments for the nine-month period ended September 30, 2010. The Series C warrants do not have similar protective pricing features that are not linked to the Company’s common stock and were appropriately accounted for in equity as originally reported.

The Company issued warrants to certain former executives in connection with their retirement agreements as further detailed in Part I, Item 1. Financial Statements, Note 6 – Stock-Based Compensation. The Company charged the fair market value on the date of issuance of these warrants to Warrant Expense in the results of operations for the nine-month period ended September 30, 2010. The $1.2 million previously reported as Warrant Expense associated with these warrants has been reclassified to Stock-Based Compensation in the results of operations for the nine-month period ended September 30, 2010 as part of the amendments in this Form 10-Q/A.

i

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

The following tables show the effects of the restatement on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2010 and Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2010:

CONDENSED CONSOLIDATED BALANCE SHEET	As of September 30, 2010
	As Previously
	Reported	As Restated
Current Assets
Accounts Receivable from Joint Venture Partners - Net	4,842,234	4,279,734
Total Current Assets	6,452,397	5,889,897
Property and Equipment - Net
Other Property and Equipment	4,585,186	5,147,686
Non-Current Liabilities
Derivative Financial Instruments	-	1,366,565
Total Non-Current Liabilities	2,285,514	3,652,079
Total Liabilities	8,492,818	9,859,383

Stockholders' Equity
Capital in Excess of Par Value	61,655,513	58,546,076
Warrants (previously reported as Additional Paid in Capital - Warrants)	6,110,602	1,842,253
Accumulated Deficit	(64,507,990)	(58,496,769)
Total Stockholders' Equity	5,923,974	4,557,409

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS	For the Nine Months Ended
	September 30, 2010
	As Previously
	Reported	As Restated
Costs and Expenses
General and Administrative	5,586,829	5,213,330
Warrant Expense	7,238,857	-
Stock-Based Compensation (previously reported as Stock Option Expense)	250,446	1,412,695
Derivative Instruments Loss	-	438,886
Total Costs and Expenses	15,033,717	9,022,496
Loss Before Minority Interest	(12,050,325)	(6,039,104)
Net Loss	(12,050,325)	(6,039,104)
Basic Loss Per Common Share	$(0.33)	$(0.17)

ii

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS	For the Nine Months Ended
	September 30, 2010
	As Previously
	Reported	As Restated
Cash Flows from Operating Activities
Net Loss	(12,050,325)	(6,039,104)
Stock-Based Compensation (previously reported as Stock Options)	250,446	1,412,695
Warrant Expense	7,238,857	-
Unrealized Loss on Derivative Instruments	-	438,886
Net Cash Used by Operating Activities	(7,153,289)	(6,779,790)
Cash Flows from Investing Activities
Capital Expenditures	(1,032,381)	(1,594,881)
Decrease in Accounts Receivable from Joint Venture Partners	-	562,500
Cash Flows from Financing Activities
Net Proceeds from the Issuance of Common Stock	5,415,879	5,042,380
Net Cash Provided by Financing Activities	5,070,954	4,697,455

Except as described above, no other amendments are being made to the disclosures presented in the original Form 10-Q.  This amended Form 10-Q/A does not reflect events occuring after the filing of the original Form 10-Q, or modify or update the disclosures contained therein in any other way other than as required to reflect the amendments discussed above.  Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the SEC on November 3, 2010.

iii

   TRI-VALLEY CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	September 30, 2010	December 31, 2009
	(Restated)

Current Assets
Cash	$235,551	$290,926
Accounts Receivable - TVOG Production Accrual	650,725	33,623
Accounts Receivable - Trade	-	63,151
Prepaid Expenses	595,628	16,889
Accounts Receivable from Joint Venture Partners - Net	4,279,734	1,432,785
Accounts Receivable - Other	128,259	25,717

Total Current Assets	5,889,897	1,863,091

Property and Equipment - Net
Proved Properties	25,265	25,265
Unproved Properties	1,738,370	1,551,998
Rig	1,013,157	1,132,847
Other Property and Equipment	5,147,686	5,470,295

Total Property and Equipment - Net	7,924,478	8,180,405

Other Assets
Deposits	365,919	172,913
Investments in Joint Venture Partnerships	24,084	17,400
Goodwill	212,414	212,414
Other	-	13,800

Total Other Assets	602,417	416,527

Total Assets	$14,416,792	$10,460,023

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

   TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS EQUITY
	September 30, 2010	December 31, 2009
	(Restated)

Current Liabilities
Notes Payable	$229,796	$439,482
Trade - Accounts Payable and Accrued Expenses	5,977,508	5,962,774
Non-Trade Accounts Payable	-	850,000

Total Current Liabilities	6,207,304	7,252,256

Non-Current Liabilities
Asset Retirement Obligation	1,002,304	351,013
Long Term Portion of Notes Payable	1,283,210	1,395,649
Derivative Financial Instruments	1,366,565	-

Total Non-Current Liabilities	3,652,079	1,746,662

Total Liabilities	9,859,383	8,998,918

Stockholders’ Equity
Series A Preferred Stock – 10% Cumulative, $0.001 par, $10.00 liquidation value: 20,000,000 shares authorized; 335,000 outstanding	355	-
Common Stock, $001 par value; 100,000,000 shares authorized; 38,191,985* and 33,190,462 outstanding at September 30, 2010 and December 31, 2009, respectively.	38,191	33,190
Less: Common Stock in Treasury, at cost; 120,025 shares	(38,370)	(13,370)
Capital in Excess of Par Value	58,546,076	51,469,228
Warrants	1,842,253	-
Additional Paid in Capital – Stock Options	2,665,673	2,429,722
Accumulated Deficit	(58,496,769)	(52,457,665)

Total Stockholders’ Equity	4,557,409	1,461,105

Total Liabilities Stockholders’ Equity	$14,416,792	$10,460,023

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

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
	(Restated)		(Restated)
Revenues
Sale of Oil and Gas	$447,473	$373,887	$1,368,462	$991,580
Gain (Loss) on Sale of Asset	(85,760)	-	1,587,732	-
Partnership Income	4,371	-	12,181	30,033
Other Income	1,453	76,404	9,608	282,212
Interest Income	3,390	-	5,409	15,950

Total Revenues	$370,927	$450,291	$2,983,392	$1,319,775

Costs and Expenses
Production Costs	$381,674	$529,423	$914,228	$1,588,269
Mining Exploration Expenses	118,259	197,952	342,648	315,104
Depletion, Depreciation, and Amortization	180,171	445,369	514,463	1,340,931
Bad Debt Expense	44,391	-	44,391	53,980
Interest Expense	85,995	40,294	141,855	138,040
General and Administrative	1,783,521	1,973,444	5,213,330	5,916,172
Derivative Instruments (Gain) Loss	(774,681)	-	438,886	-
Stock-Based Compensation	198,756	-	1,412,695	-

Total Costs and Expenses	$2,018,086	$3,186,482	$9,022,496	$9,352,496

Loss Before Minority Interest	$(1,647,159)	$(2,736,191)	$(6,039,104)	$(8,032,721)

Minority Interest	-	(10,128)	-	(63,530)

Net Loss	$(1,647,159)	$(2,726,063)	$(6,039,104)	$(7,969,191)

Basic Net Loss Per Share:
Loss from Operations	$(0.04)	$(0.09)	$(0.17)	$(0.28)
Basic Loss Per Common Share	$(0.04)	$(0.09)	$(0.17)	$(0.28)

Weighted Average Number of Shares Outstanding	38,088,543	28,884,999	36,082,981	28,249,933

Weighted Potentially Dilutive Shares Outstanding	43,787,127	31,572,026	39,736,810	30,836,180

No dilution is reported since Net Income is a loss per ASC 260

The accompanying Notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

  TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2010	2009
	(Restated)

Cash Flows from Operating Activities
Net Loss	$(6,039,104)	$(7,969,191)

Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation, Depletion, and Amortization	514,463	1,340,931
Minority Interest	-	(63,530)
Unrealized Loss on Derivative Instruments	438,886	-
Stock Based Compensation	1,412,695	423,484
(Gain) or Loss on Sale of Property	(1,587,732)	-
Bad Debt Expense	44,391	53,980
Director Compensation	95,400	-
Changes in Operating Capital
(Increase) or Decrease in Total Accounts Receivable	(700,885)	131,329
(Increase) or Decrease in Total Other Assets	(764,629)	(423,514)
Increase or (Decrease) in Accounts Payable, Deferred Revenue,
and Accrued Expenses	(835,266)	2,925,398
Increase or (Decrease) in Accounts Payable to Joint Venture Partners
and Related Parties	-	(912,173)
(Increase) or Decrease in Accounts Receivable from Joint Venture Partners	641,991	2,878,600

Net Cash Used by Operating Activities	$(6,779,790)	$(1,614,686)

Cash Flows from Investing Activities
Proceeds from the Sale of Property	3,059,341	-
Capital Expenditures	(1,594,881)	(480,720)
Decrease in Accounts Receivable from Joint Venture Partners	562,500	-
Net Cash Provided by Investing Activities	$2,026,960	$(480,720)

Cash Flows from Financing Activities
Principal Payments on Long-Term Debt	(322,125)	(188,967)
Net Proceeds from the Issuance of Stock Options	2,200	-
Net Proceeds from the Issuance of Common Stock	5,042,380	2,241,148
Sale or (Purchase) of Treasury Stock	(25,000)	-

Net Cash Provided by Financing Activities	$4,697,455	$2,052,181

Net Decrease in Cash and Cash Equivalents	(55,375)	(43,225)
Cash and Cash Equivalents at Beginning of Period	290,926	2,000,787

Cash and Cash Equivalents at End of Period	$235,551	$1,957,562

Supplemental Schedule of Noncash Transactions
Issuance of Preferred Stock Upon Conversion of Note Payable	$850,000	$-
Issuance of Preferred Stock Upon Conversion of Interest in Great Valley Production Services, LLC
	$2,700,000	$-

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

Principles of Consolidation

The condensed onsolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries, TVOG, Select, GVPS, GVDC, and Tri-Valley Power Corporation.  Other partnerships in which the Company has an operating or nonoperating interest, but in which the Company is not the primary beneficiary and owns less than 51%, are proportionately combined.    These include the TVC OPUS 1 Drilling Program, L.P., Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 Partnership.  All material intercompany accounts and transactions have been eliminated in combination and consolidation.

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

Finally, in Note 7 – Financial Information Relating to Industry Segments, we have eliminated Non-Segmented Items’ allocation of Total Assets at September 30, 2010, and December 31, 2009.

NOTE 2 - RESTATEMENT

As disclosed in a Current Report on Form 8-K the Company filed with the SEC on October 24, 2011, the Company’s Audit Committee determined on October 18, 2011 that the Company’s previously filed financial statements for: (i) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 2, 2010, (ii) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 3, 2010, (iii) the fiscal year ended December 31, 2010 included in the Form 10-K filed with the SEC on March 22, 2011, (iv) the fiscal quarter ended March 31, 2011 included in the Form 10-Q filed with the SEC on May 9, 2011 and (v) the fiscal quarter ended June 30, 2011 included in the Form 10-Q filed with the SEC on August 19, 2011, needed to be restated to correct the valuation of, and accounting for, the common stock and warrants issued by the Company in a registered direct offering of securities  in April 2010 and the accounting for incremental and direct costs incurred to issue common stock as further discussed below.

The Company performed a re-assessment of the valuation of common stock and warrants issued in connection with its April 2010 registered direct offering (see Part I, Item 1. Financial Statements, Note 5 – Stockholders Equity) and concluded that the values assigned to the common stock and warrants issued were overstated by $6.5 million. The net proceeds from the registered direct offering of $4.6 million ($5.0 million gross proceeds less $0.4 million of stock issuance costs) should have been allocated to the common stock and each series of warrants issued based upon their relative values at the time of issuance. This decrease in the recorded values of the common stock and warrants resulted in a decrease of an equal amount in charges made to the results of operations for the nine-month period ended September 30, 2010 (i.e. a decrease in Warrant Expense of $6.1 million and a decrease in General and Administrative expense of $0.4 million).

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

NOTE 2 - RESTATEMENT (Continued)

The Company's Series A and B warrants issued in April 2010 are initially linked to the Company's own equity shares (i.e. exercise prices of $1.50 per share and $2.15 per share, respectively); however, the Series A and B warrant holders have protective pricing features, whereby the conversion price reset to the price per share received by the Company if the Company subsequently issued common stock at a price per share less than the $1.30 per share paid by the investors in connection with the April 2010 registered direct offering. Resetting the conversion price based on a price per share received from other sales of common stock is not an input to an option pricing model and thus the fair value of the Series A and B warrants are not linked to the Company’s common stock. Accordingly, the Series A and B warrants should have been accounted for as derivative financial liabilities, measured at a fair value of $0.9 million, with changes in fair value recognized as a gain or loss for each reporting period thereafter. The Company recognized $0.4 million of losses on these derivative instruments for the nine-month period ended September 30, 2010.  The Series C warrants do not have similar protective pricing features that are not linked to the Company’s common stock and were appropriately accounted for in equity as originally reported.

The Company issued warrants to certain former executives in connection with their retirement agreements as further detailed in Part I, Item 1. Financial Statements, Note 6 – Stock-Based Compensation. The Company charged the fair market value on the date of issuance of these warrants to Warrant Expense in the results of operations for the nine-month period ended September 30, 2010. The $1.2 million previously reported as Warrant Expense associated with these warrants has been reclassified to Stock-Based Compensation in the results of operations for the nine-month period ended September 30, 2010 as part of the amendments in this Form 10-Q/A.

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

The following tables show the effects of the restatement on the Company’s Condensed Consolidated Balance Sheet as of September 30, 2010 and Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the nine-month period ended September 30, 2010:

CONDENSED CONSOLIDATED BALANCE SHEET	As of September 30, 2010
	As Previously
	Reported	As Restated
Current Assets
Accounts Receivable from Joint Venture Partners - Net	4,842,234	4,279,734
Total Current Assets	6,452,397	5,889,897
Property and Equipment - Net
Other Property and Equipment	4,585,186	5,147,686
Non-Current Liabilities
Derivative Financial Instruments	-	1,366,565
Total Non-Current Liabilities	2,285,514	3,652,079
Total Liabilities	8,492,818	9,859,383

Stockholders' Equity
Capital in Excess of Par Value	61,655,513	58,546,076
Warrants (previously reported as Additional Paid in Capital - Warrants)	6,110,602	1,842,253
Accumulated Deficit	(64,507,990)	(58,496,769)
Total Stockholders' Equity	5,923,974	4,557,409

NOTE 2 - RESTATEMENT (Continued)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS	For the Nine Months Ended
	September 30, 2010
	As Previously
	Reported	As Restated
Costs and Expenses
General and Administrative	5,586,829	5,213,330
Warrant Expense	7,238,857	-
Stock-Based Compensation (previously reported as Stock Option Expense)	250,446	1,412,695
Derivative Instruments Loss	-	438,886
Total Costs and Expenses	15,033,717	9,022,496
Loss Before Minority Interest	(12,050,325)	(6,039,104)
Net Loss	(12,050,325)	(6,039,104)
Basic Loss Per Common Share	$(0.33)	$(0.17)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS	For the Nine Months Ended
	September 30, 2010
	As Previously
	Reported	As Restated
Cash Flows from Operating Activities
Net Loss	(12,050,325)	(6,039,104)
Stock-Based Compensation (previously reported as Stock Options)	250,446	1,412,695
Warrant Expense	7,238,857	-
Unrealized Loss on Derivative Instruments	-	438,886
Net Cash Used by Operating Activities	(7,153,289)	(6,779,790)
Cash Flows from Operating Activities
Capital Expenditures	(1,032,381)	(1,594,881)
Decrease in Accounts Receivable from Join Venture Partners	-	562,500
Cash Flows from Financing Activities
Net Proceeds from the Issuance of Common Stock	5,415,879	5,042,380
Net Cash Provided by Financing Activities	5,070,954	4,697,455

NOTE 3 – PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each period reported. As there were net losses at September 30, 2010, and 2009, common stock equivalents are not included in the computations, as their inclusion would be anti-dilutive.

NOTE 4 - SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 - SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

NOTE 5 – STOCKHOLDERS’ EQUITY

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

NOTE 5 – STOCKHOLDERS’ EQUITY (Continued)

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

For the third quarter of 2010, the Company recognized $0.8 million of derivative instrument gains ($0.4 million of derivative instrument losses for the nine-month period ended September 30, 2010)  related to the changes in fair values of the Series A and B Warrants.  The changes in fair values of the Series A and B Warrants for the third quarter of 2010 were calculated with the Black-Scholes option-pricing model using a risk-free rate of 1.4% to 2.0%, a volatility factor of 153%, a dividend yield of 0%, a term of 4.5 to 6.5 years and at a current price of underlying common shares of $1.02 per share.

NOTE 6 - STOCK-BASED COMPENSATION

For the nine-month period ended September 30, 2010, the Company issued warrants to a former executive in connection with a retirement agreement.  The Company charged the fair market value on the date of issuance of these warrants to Warrant Expense in the results of operation. The $1.2 million previously reported as Warrant Expense associated with these warrants has been reclassified to Stock-Based Compensation in the results of operation as part of the amendments in this Form 10-Q/A.

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

NOTE 7 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

The following table sets forth our Operating Loss by segment for the third quarters ended September 30, 2010, and 2009, and the nine months ended September 30, 2010, and 2009, in millions of U.S. Dollars:

	For Three Months Ended	For Three Months Ended	For Nine Months Ended	For Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Operating Income (Loss)
Oil and Gas Operations	$-	$(1.90)	$0.40	$(2.90)
Rig Operations	-	(0.10)	(0.30)	(0.60)
Minerals	(0.20)	(0.30)	(0.50)	(0.60)
Non-Segmented Items	(1.40)	(0.40)	(5.60)	(3.80)
Total Loss	$(1.60)	$(2.70)	$(6.00)	$(7.90)

The following table summarizes our total assets, in millions of U.S. Dollars, at September 30, 2010, and December 31, 2009:

	September 30,	December 31,
Total Assets	2010	2009
Oil and Gas Operations	$11.50	$7.20
Rig Operations	1.40	1.70
Minerals	1.40	1.40
Drilling and Development	0.10	0.20
Consolidated Total Assets	$14.40	$10.50

NOTE 8 - GOING CONCERN

The Company had a cash balance of $0.2 million at September 30, 2010, as compared with $0.3 million at December 31, 2009.  Total Current Assets increased $4.0 million from $1.9 million at December 31, 2009, to $5.9million at September 30, 2010.  Total Current Liabilities decreased from $7.3 million at the end of 2009 to $6.2 million at September 30, 2010, a decrease of $1.1 million.  See Note 11 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2009, for additional discussion.

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

RESULTS OF OPERATIONS

As discussed in Part I, Item 1. Financial Statements, Note 2- Restatement, the Company restated its financial statements for the three and nine-month periods ended September 30, 2010.  Management’s discussion of the results of operations which follows reflect the restatement where applicable.  The Company is also including Results of Operations for the nine months ended September 30, 2010, compared with the nine months ended September 30, 2009.

For The Three Months Ended September 30, 2010, Compared With The Three Months Ended September 30, 2009:

For the quarter ended September 30, 2010, Total Revenues were $0.4 million, compared with approximately the same figure for the third quarter of 2009. An adjustment of $0.1 million was made during the third quarter of 2010 to reduce Gain on Sale of Asset, recorded during the second quarter of the year, to reflect expenses incurred, subsequent to the sale.  The Company had an Operating Loss of $1.6 million in the third quarter of 2010, compared with an Operating Loss of $2.7 million in the third quarter of 2009.

Total Costs and Expenses for the three months ended September 30, 2010 were $2.0 million, compared to $3.2 million for the same period in 2009.  The decrease of $1.2 million was primarily attributable to reductions in Mining Exploration Expense, Production Costs, General and Administrative, Depreciation and Amortization of $0.7 million offset by increases in Interest Expense, Stock-Based Compensation and Bad Debt of $0.3 million, and a $0.8 million gain from derivative instruments.

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

Operating Loss

The following table sets forth our Operating Loss and changes in Operating Loss by segment in the third quarters of 2010 and 2009, in millions of U.S. Dollars:

		For Three Months Ended September 30,
			Increase
	2010	2009	(Decrease)	Change %
Oil and Gas Operations	$-	$(1.90)	$(1.90)	100%
Rig Operations	-	(0.10)	(0.10)	100%
Minerals	(0.20)	(0.30)	(0.10)	33%
Non-Segmented Items	(1.40)	(0.40)	1.00	-250%
Total Loss	$(1.60)	$(2.70)	$(1.10)	41%

RESULTS OF OPERATIONS (Continued)

Costs and Expenses

General and Administrative expenses were $1.8 million for the three months ended September 30, 2010, compared with $2.0 million for the three months ended September 30, 2009, a decrease of $0.2 million, primarily attributable to reductions in salaries and benefits between the two quarters.  Reflecting management’s focus on improving operating efficiency, Production Costs decreased $0.1million from the comparable quarter of 2009.  Depletion, Depreciation, and Amortization decreased during the third quarter of 2010 by $0.3 million from the same period of 2009.  The derivative instrument gain of $0.8 million for the three months ended September 30, 2010, is the result of a decrease in fair value of the Series A and B warrants during the third quarter of 2010 based on a fair value derived from the Black-Scholes options pricing model.

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

RESULTS OF OPERATIONS (Continued)

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

NON-SEGMENTED ITEMS

Non-Segmented Items primarily include Derivative Instruments (Gain) Loss, Stock-Based Compensation, unallocated salaries, insurance expense, and Interest Expense. For the three month period ended September 30, 2010, the loss from Non-Segmented Items increased by $1.0 million to $1.4 million compared to $0.4 million for the same period in 2009.  This increase was primarily due to a reallocation of General and Administrative expense, Interest Expense, and Stock-Based Compensation from the Oil and Gas Operations, Rig Operations, and Minerals operating segments to Non-Segmented Items in 2010 partially offset by a decrease in the fair value of the Series A and B warrants during the third quarter of 2010  based on a fair value derived from the Black-Scholes options pricing model resulting in a gain on derivative instruments of $0.8 million.

For The Nine Months Ended September 30, 2010, Compared With The Nine Months Ended September 30, 2009:

For the nine months ended September 30, 2010, Total Revenues were $3.0 million, compared with $1.3 million for the same period of 2009. The Company had an Operating Loss of $6.0 million for the nine months ended September 30, 2010, compared with an Operating Loss of $7.9 million for the same period of 2009.

Total Costs and Expenses for the nine months ended September 30, 2010 were $9.0 million, compared to $9.4 million for the same period in 2009.  The decrease of $0.4 million was primarily attributable to reductions in Production Costs, General and Administrative, Depreciation and Amortization of $2.2 million partially offset by an increase in Stock-Based Compensation of $1.4 million plus a $0.4 million loss from derivative instruments.

Revenues

The Company identifies reportable operating segments by the business or service provided.  The Company also allocates interest income and expense; depletion, depreciation, and amortization; and other operating expenses in its measure of operating segment profit or loss.  The following table sets forth our Revenues and changes in Revenues by segment for the nine months ended September 30, 2010 and 2009, in millions of U.S. Dollars:

	For Nine Months Ended September 30,
			Increase
	2010	2009	(Decrease)	Change %
Oil and Gas Operations	$1.40	$1.00	$0.40	40%
Rig Operations	-	-	-	0%
Minerals	-	-	-	0%
Non-Segmented Items	1.60	0.30	1.30	433%
Total Revenues	$3.00	$1.30	$1.70	131%

Operating Loss

The following table sets forth our Operating Loss and changes in Operating Loss by segment in the nine months ended September 30, 2010 and 2009, in millions of U.S. Dollars:

	For Nine Months Ended September 30,
			Increase
	2010	2009	(Decrease)	Change %
Oil and Gas Operations	$0.40	$(2.90)	$3.30	114%
Rig Operations	(0.30)	(0.60)	0.30	50%
Minerals	(0.50)	(0.60)	0.10	17%
Non-Segmented Items	(5.60)	(3.80)	(1.80)	-47%
Total Loss	$(6.00)	$(7.90)	$1.90	24%

RESULTS OF OPERATIONS (Continued)

Costs and Expenses

General and Administrative expenses were $5.2 million for the nine months ended September 30, 2010, compared with $5.9 million for the nine months ended September 30, 2009, a decrease of $0.7 million, primarily attributable to reductions in salaries and benefits between the two periods.  Reflecting management’s focus on improving operating efficiency, Production Costs decreased $0.7 million from the comparable period of 2009.  Depletion, Depreciation, and Amortization decreased during the nine months ended September 30, 2010 by $0.8 million from the same period of 2009. The Derivative Instrument Loss of $0.4 million for the nine months ended September 30, 2010 was the result of an increase in fair value of the Series A and B warrants from the date of issuance of the warrants in April 2010 to September 30, 2010 based on a fair value derived from the Black-Scholes options pricing model. Stock-Based Compensation for the nine months ended September 30, 2010 was $1.4 million was a result of warrants issued to a former executive in connection with his retirement agreement in addition to the award of stock options to employees and directors during the nine months ended September 30, 2010.

OIL AND GAS OPERATIONS

Oil and Gas Operations Revenues during the nine months ended 2010 were $1.4 million, compared with $1.0 million for the same period of 2009.  Our Oil and Gas Operations produced Operating Income of $0.4 million for the nine months ended September 30, 2010, versus an Operating Loss of $2.9 million for the comparable period of 2009.  The improvement between the two periods of $3.3 million was primarily attributable to higher crude oil prices, higher production volumes, and reduced Production Costs for the nine months ended September 30, 2010, as compared with the same period in the prior year.

RIG OPERATIONS

The Net Loss for our Rig Operations segment was $0.3 million for the nine months ended September 30, 2010 which is a decrease of $0.3 million for the comparable period of 2009. Our expenses for this segment consist primarily of depreciation and maintenance of the rig while pending disposition.

MINERALS

The Net Loss for our Minerals segment was $0.5 million for the nine months ended September 30, 2010 compared to $0.6 million for the same period in 2009 for a decrease of $0.1 million. Our expenses for the Minerals segment consist primarily of employee salary and benefits, and rental payments to maintain our claims to the Richardson and Shorty Creek exploration-stage gold and other minerals prospects.

NON-SEGMENTED ITEMS

Non-Segmented Items primarily include Derivative Instruments (Gain) Loss, Stock-Based Compensation, unallocated salaries, insurance expense, and Interest Expense. For the nine months ended September 30, 2010, the loss from Non-Segmented Items increased by $1.8 million to $5.6 million compared to $3.8 million for the same period in 2009.  This increase was primarily due to a reallocation of General and Administrative expense, Interest Expense, and Stock-Based Compensation from the Oil and Gas Operations, Rig Operations, and Minerals operating segments to Non-Segmented Items in 2010 plus an increase in the fair value of the Series A and B warrants from the date of issuance of the warrants in April 2010 to September 30, 2010 based on a fair value derived from the Black-Scholes options pricing model resulting in a loss on derivative instruments of $0.4 million.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Total Current Assets were $5.9 million at September 30, 2010, $4.0 million higher than at year-end 2009. Cash decreased by $0.1 million from $0.3 million at December 31, 2009, to $0.2 million at September 30, 2010.  Accounts Receivable TVOG Production Accrual increased to $0.6 million at September 30, 2010, compared with less than $0.1 million at year-end 2009, as a result of higher production and sales during the third quarter of 2010. Prepaid Expenses increased nearly $0.6 million from year-end 2009, primarily as a result of advanced royalty payments for our gold properties in Alaska and for our oil properties at Claflin and Pleasant Valley in California. Net Accounts Receivable from Joint Venture Partners increased from $1.4 million at December 31, 2009, to $4.3 million at September 30, 2010.  Total Current Liabilities decreased $1.0 million from December 31, 2009, to $6.2 million at the end of the third quarter of this year, as the Company continued to focus on reducing past due amounts with its vendors.  Non-Trade Accounts Payable decreased $0.9 million from December 31, 2009, to September 30, 2010, resulting from the exchange of preferred stock during the third quarter with the Company’s Chairman of the Board, G. Thomas Gamble, for a note payable of $0.9 million from the Company.  The note payable resulted from an advance by Mr. Gamble in December 2009.

Operating Activities

Net Cash Used by Operating Activities was a negative $6.8 million for the nine months ended September 30, 2010, compared with a negative $1.6 million for the same reporting period in 2009. The negative change in cash flow of $5.2 million between the two periods was primarily attributable to an increase in our Operating Loss; to a decrease in Accounts Payable, Deferred Revenue, and Accrued Expenses; and to an increase in Net Accounts Receivable from Joint Venture Partners.

Investing Activities

Net Cash Used by Investing Activities was $2.0 million for the first nine months of 2010, compared with a negative $0.5 million for the first nine months of 2009. During the first nine months of 2010, the Company received $3.1 million from the sale of assets and made $1.0 million in capital expenditures for well maintenance and improvements on a cash basis. During the first nine months of 2009, we had capital expenditures of $0.5 million, again for well maintenance and improvements.

Financing Activities

Net Cash Provided by Financing Activities during the first nine months of 2010 was $4.7 million, compared with $2.1 million for the same period of 2009. During the first nine months of 2010, our Principal Payments on Long-Term Debt were $0.3 million, while Net Proceeds from the Issuance of Stock Options and Common Stock, less stock rescissions, were $5.0 million. During the same period in 2009, we received $2.2 million in Net Proceeds from the Issuance of Common Stock, and our Principal Payments on Long-Term Debt were $0.2 million.

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

Through the first quarter of 2010, the primary source of capital for the Company’s managed and operated projects had been investors in the TVC OPUS 1 Drilling Program, L.P., and the private placement of our common stock.  On April 6, 2010, the Company executed a Securities Purchase Agreement with a group of institutional investors to purchase $5.0 million of the Company’s common stock and warrants in a registered direct offering of securities.   For additional information regarding the transaction, please refer to our Forms 8-K/A and 8-K, Section 1-- Registrant’s Business and Operations, Item 1.01 Entry into a Material Definitive Agreement , filed with the  U.S. Securities and Exchange Commission on April 7, 2010, and April 6, 2010, respectively.  This transaction marked a milestone in the Company’s history as its first entrance into the registered public capital markets for financing.  Until the Company achieves profitability, we will remain dependent upon continued capital formation to cover a portion of our Operating and General and Administrative Expenses for the remainder of 2010.

The Company has no off balance sheet arrangements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Tri-Valley Corporation does not engage in hedging activities, nor does the Company employ commodity futures or forward contracts in its cash management functions.

ITEM 4.     CONTROLS AND PROCEDURES

In connection with the preparation of our Annual Report on Form 10-K for the year ended December 31, 2009, (“Annual Report”), management assessed the effectiveness of our disclosure controls and procedures and internal control over financial reporting.  This assessment is more fully described in Item 9a. Controls and Procedures, Evaluation of Disclosure Controls, of our Annual Report.  Based on that assessment, management identified material weaknesses in our internal controls.  Because of these material weaknesses, management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2009, as discussed in Management’s Report on Internal Control in our Annual Report.

ITEM 4.     CONTROLS AND PROCEDURES (Continued)

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

However, in connection with the filing of this Amendment No. 1 to the Company’s quarterly report on Form 10-Q/A, the Company’s Chief Executive Officer and Interim Chief Financial Officer re-evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures, and concluded that material weaknesses existed with respect to the Company’s reporting of complex, non-routine transactions and inventory of equipment as of the end of the period covered by this quarterly report on Form 10-Q/A.  The first weakness was primarily a result of our interpretation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s own Equity” with respect to its application to the Series A and B Warrants, the valuation of common stock and warrants issued by the Company and accounting for incremental and direct costs incurred to issue common stock. The second weakness was primarily a result of inadequate controls and procedures involving the timely inventory of equipment on hand and used in operating activities. These weaknesses required the restatement of our consolidated financial statements as of and for the three and nine months ended September 30, 2010 covered by this quarterly report on Form 10-Q/A.

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

ITEM 1.  LEGAL PROCEEDINGS (Continued)

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

ITEM 1A.   RISK FACTORS (Continued)

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

November 17, 2011	TRI-VALLEY CORPORATION /s/ Maston N. Cunningham Maston N. Cunningham President and Chief Executive Officer

November 17, 2011	/s/ Gregory L. Billinger Gregory L. Billinger Interim Chief Financial Officer