Form 10-K/A
period 2010-12-31
TRI VALLEY CORP
filed 2011-11-17
CIK 22551

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents incorporated by reference :  None

i

EXPLANATORY NOTE

This Annual Report on Form 10-K/A amends the annual report on Form 10-K for the fiscal year ended December 31, 2010, originally filed by Tri-Valley Corporation (“Company”) with the Securities and Exchange Commission (“SEC”) on March 22, 2011. The following items have been amended:

●	PART II—Item 6.	Selected Financial Data
●	PART II—Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	PART II—Item 8.	Financial Statements and Supplementary Data
●	PART II—Item 9A.	Controls and Procedures
●	PART IV—Item 15.	Exhibits and Financial Statement Schedules

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

The Company performed a re-assessment of the valuation of common stock and warrants issued in connection with its April 2010 registered direct offering (see Part II, Item 8. Financial Statements, Note 11 – Common Stock and Warrants) and concluded that the values assigned to the common stock and warrants issued were overstated by $6.5 million. The net proceeds from the registered direct offering of $4.6 million ($5.0 million gross proceeds less $0.4 million of stock issuance costs) should have been allocated to the common stock and each series of warrants issued based upon their relative values at the time of issuance. This decrease in the recorded values of the common stock and warrants resulted in a decrease of an equal amount in charges made to the results of operations for the year ended December 31, 2010 (i.e. a decrease in Warrant Expense of $6.1 million and a decrease in General & Administrative expense of $0.4 million).

The Company performed a re-assessment of its accounting for the Series A, B and C warrants issued in connection with its April 2010 registered direct offering and concluded that the Series A and B Warrants were within the scope of Accounting Standards Codification 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. ASC 815-40 states, among other things, that contingent and other adjustment features in equity-linked financial instruments are consistent with equity indexation if they are based on variables that would be inputs to a "plain vanilla" option or forward pricing model and they do not increase the settlement amount or the contract's exposure to those variables. The Company's Series A and B warrants issued in April 2010 were initially linked to the Company's own equity shares (i.e. exercise prices of $1.50 per share and $2.15 per share, respectively); however, the Series A and B warrant holders had protective pricing features, whereby the conversion price reset to the price per share received by the Company if the Company subsequently issued common stock at a price per share less than the $1.30 per share paid by the investors in connection with the April 2010 registered direct offering. Resetting the conversion price based on a price per share received from other sales of common stock is not an input to an option pricing model and thus the fair value of the Series A and B warrants were not linked to the Company’s common stock. Accordingly, the Series A and B warrants should have been accounted for as derivative financial liabilities, measured at a fair value of $0.9 million at the date of issuance, with changes in fair value recognized as a gain or loss for each reporting period thereafter. The Company recognized $1.8 million of losses on these derivative instruments for the year ended December 31, 2010. The Series C warrants did not have similar protective pricing features that were not linked to the Company’s common stock and were appropriately accounted for in equity as originally reported.

The Company issued warrants to certain former executives in connection with their retirement agreements as further detailed in Part II, Item 8. Financial Statements, Note 11 - Common Stock and Warrants. The Company charged the fair market value on the date of issuance of these warrants to Warrant Expense in the Consolidated Statement of Operations for the year ended December 31, 2010. The $1.3 million previously reported as Warrant Expense associated with these warrants has been reclassified to Stock-Based Compensation in the results of operations as part of the amendments in this Form 10-K/A.

The Company performed a re-assessment of its accounting for stock issuance costs incurred in connection with its April 2011 private placement and various at-the-market offerings of common stock (see Part I, Item 1. Financial Statements, Note 5- Changes in Securities).  The Company determined that $0.2 million and $0.6 million for the year ended December 31, 2010 and six–month period ended June 30, 2011, respectively, of stock issuance costs were incorrectly charged to the results of operations and should have been recorded as a reduction in the proceeds received from the sales of common stock (i.e. capital in excess of par value).

The Company performed an analysis of equipment in service on its Claflin property. It was determined that a steam generator with a fair value of $0.6 million was acquired from the TVC OPUS 1 Drilling Program, L.P. in the second quarter of 2010 which had not been recognized in the Company’s consolidated financial statements. The correction of this acquisition of equipment is included as part of the amendments in this form 10-K/A.

The following tables show the effects of the restatement on the Company’s Consolidated Balance Sheet as of December 31, 2010 and Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2010:

CONSOLIDATED BALANCE SHEET	As of December 31, 2010
	As Previously Reported	As Restated
Property and Equipment - Net
Other Property and Equipment	2,248,162	2,810,662
Other Assets
Long-Term Receivable from Joint Venture Partners	2,392,817	1,830,317
Stockholders’ Equity
Capital in Excess of Par Value	66,444,315	63,112,393
Warrants (previously reported as Additional Paid in Capital – Warrants)	2,868,034	1,350,678
Accumulated Deficit	(65,972,740)	(61,123,462)

CONSOLDIATED STATEMENT OF OPERATIONS	For the Year Ended December 31, 2010
	As Previously Reported	As Restated
Costs and Expenses
General & Administrative	7,607,475	6,988,195
Stock-Based Compensation (previously reported as Stock Option Expense)	391,718	1,742,392
Warrant Expense	7,427,283	-
Derivative Instruments Loss	-	1,846,611
Total Costs and Expenses	18,384,779	13,535,501
Loss Before Minority Interest	(13,515,075)	(8,665,797)
Net Loss	(13,515,075)	(8,665,797)
Basic Loss Per Common Share	$(0.37)	$(0.24)

CONSOLDIATED STATEMENT OF CASH FLOWS	For the Year Ended December 31, 2010
	As Previously Reported	As Restated
Cash Flows from Operating Activities
Net loss	(13,515,075)	(8,665,797)
Stock-Based Compensation (previously reported as Stock Option Issuance Expense)	391,718	1,742,392
Warrant Expense	7,427,284	-
Unrealized Loss on Derivative Instruments	-	1,846,611
Net Cash (Used) by Operating Activities	(9,878,360)	(9,259,080)
Cash Provided (Used) by Investing Activities
Capital Expenditures	(1,430,331)	(1,992,831)
Decrease in Accounts Receivable from Joint Venture Partners	-	562,500
Cash Flows from Financing Activities
Net Proceeds from the Issuance of Common Stock	5,947,966	5,328,687
Net Cash Provided by Financing Activities	4,679,601	4,060,323

Except as described above, no other amendments are being made to the disclosures presented in the original Form 10-K. This amended Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update the disclosures contained therein in any other way other than as required to reflect the amendments discussed above. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-K with the SEC on March 22, 2010.

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

For additional information regarding Tri-Valley's current developments and operating segments, please see Part II, Item 7. Management's Discussion and Analysis of Financial Condition.  Please also refer to Note 9 – Major Customers and Note 10 – Financial Information Relating to Industry Segments, in Part II, Item 8. Financial Statements.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the following risk factors in addition to the other information included in this Annual Report on Form 10-K/A.  Each of these risk factors could adversely affect our business, operating results, and financial condition, as well as, adversely affect the value of an investment in our common stock.

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

Risks Involved in Our Business Generally

Forward Looking Statements

Some of the information in this Annual Report on Form 10-K/A contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words, such as “may,” “will,” “expect,” “anticipate,” “believe,” “estimate”, and “continue,” or similar words. You should read statements that contain these words carefully because they:

●  Discuss our future expectations; or
●  Contain projections of our future results of operations or of our financial condition; or
●  State other “forward-looking” information.

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

Our cash balance as of December 31, 2010, was $0.6 million.  Current liabilities were $7.9 million on that date.  The current portion of Accounts Receivable from Joint Venture Partners - Net was $3.9 million as of December 31, 2010.  See Part II, Item 8. Financial Statements, Note 12 – Commitments and Contingencies, for the years ended December 31, 2010, and 2009, for additional discussion. In light of this and other factors, our independent accountants have included a going concern qualification in their report on our financial statements for the year ended December 31, 2010, noting that our ability to continue as a going concern is dependent on additional sources of capital and the success of our business strategy.  See Part II, Item 8. Financial Statements, Note 15 – Going Concern for the years ended December 31, 2010, and 2009.

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

Richardson :  The Richardson Project is located in the Richardson District, one of the most prospective and underexplored gold exploration districts in east-central Alaska, and covers 29,640 acres or approximately 46 square miles on land owned by the State of Alaska.  These claims are located near the all-weather paved Richardson Highway, about 65 miles southeast of Fairbanks, Alaska, and just south of the nearby Trans-Alaska Pipeline corridor that provides access to our claims from the north.

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

Lenox v. Tri-Valley Corporation , No. 56-2009-00358492-CU-OR-VTA, Superior Court, Ventura County, California

On September 25, 2009, the lessors of our Lenox and Snodgrass oil and gas leases (“Lenox/Snodgrass Leases”) filed a quiet title action against us.  Subsequent to December 31, 2010, on February 22, 2011, the quiet title action was resolved by a Settlement Agreement and Release of Claims.  Under the terms of the Settlement Agreement and Release of Claims, the primary term of the Lenox/Snodgrass Leases has been extended by three years until May 1, 2014, and the lessors waived payment of 2009 and 2010 annual surface rentals and minimum royalties, among other matters.  Please see Part II, Item 8. Financial Statements, Note 16 – Subsequent Events, for greater detail regarding the Settlement Agreement and Release of Claims.

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

	Total securities to be issued upon exercise of outstanding options or vesting of restricted stock
Plan category	Number	Weighted-average exercise price	Securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,570,500	$2.97	1,192,350

Equity compensation plans not approved by security holders	0	0	0

Total	2,570,500	$2.97	1,192,350

ITEM 6.  SELECTED HISTORICAL FINANCIAL DATA

		Income Statement Data
	2010	2009	2008	2007	2006
Revenues	4,869,704	1,448,001	8,124,700	11,016,107	4,936,723
Operating Income (Loss)	(8,665,797)	(10,661,937)	(14,209,174)	(8,746,830)	(5,881,276)
Loss from Discontinued Operations	-	-	-	-	(4,774,840)
Gain on Sale of Discontinued Operations	-	-	-	-	9,715,604
Income (Loss) before Minority Interest	(8,665,797)	(10,661,937)	(14,478,178)	(8,746,830)	(940,512)
Minority Interest	-	-	(269,005)	(139,939)	(27,341)

Net Loss	(8,665,797)	(10,661,937)	(14,209,174)	(8,606,891)	(913,171)
Basic Earnings per Share:
Loss from Continuing Operations	(0.24)	(0.33)	(0.54)	(0.35)	(0.25)
Income (Loss) from Discontinued Operations, Net	-	-	-	-	0.21
Basic Earnings Per Share:	(0.24)	(0.33)	(0.54)	(0.35)	(0.04)

		Balance Sheet Data
	2010	2009	2008	2007	2006
Property and Equipment, Net	6,719,353	8,180,405	9,921,501	16,232,653	12,076,043
Total Assets	14,687,177	10,460,023	17,470,721	25,254,895	28,654,125
Current Liabilities	7,872,395	7,252,256	5,154,323	10,296,665	9,046,945
Long-Term Obligations	661,429	1,746,662	2,165,578	2,596,101	2,963,562
Minority Interest	-	-	3,334,596	249,945	5,410,746
Stockholders' Equity	6,153,353	1,461,105	6,816,225	12,112,184	11,232,872

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

OVERVIEW

Tri-Valley is currently focused on developing its heavy oil projects located in the San Joaquin and Ventura basins of California and continues efforts to recruit strategic joint venture partners to risk capital to explore and delineate the mineralization potential on its tow exploration stage gold properties in Alaska.  A discovery of commercial quantities of gold or other minerals could provide the Company with additional options, including monetizing its ownership interest so that the capital could be redeployed in oil and gas projects.

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

CRITICAL ACCOUNTING POLICIES

We prepared Consolidated Financial Statements for inclusion in this Report in accordance with accounting principles that are generally accepted in the United States ("GAAP"). Part II, Item 8. Financial Statements, Note 3 – Summary of Significant Accounting Policies , contains a comprehensive discussion of our significant accounting policies. Critical accounting policies are those that may have a material impact on our financial statements and also require management to exercise significant judgment due to a high degree of uncertainty at the time the estimate is made. Our senior management has discussed the development and selection of our accounting policies, related accounting estimates and disclosures with the Audit Committee of our Board of Directors.

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

Deferred Tax Asset Valuation Allowance. We adopted ASC 740, to account for income taxes.  We maintain a valuation allowance against our deferred tax assets, which result from net operating losses and statutory depletion carry forwards from prior years. ASC 740, Income Taxes , requires that the Company continually assess both positive and negative evidence to determine whether it is more likely than not that the deferred tax asset can be realized prior to its expiration.  Considerable judgment is required in determining when these events may occur and whether recovery of an asset is more likely than not.  Additionally, our federal and state income tax returns are generally not filed before the financial statements are prepared.  Therefore, we estimate the tax basis of our assets and liabilities at the end of each calendar year, as well as, the effects of tax rate changes, tax credits, and tax credit carry forwards.  Due to uncertainties involved with tax matters, the future effective tax rate may vary significantly from the estimated current year effective tax rate.  ASC 740 clarifies the accounting for income taxes by prescribing the minimum recognition threshold as an uncertain tax position is required to meet before tax benefits associated with such uncertain tax positions are recognized in the financial statements.  As of December 31, 2010, the Company has concluded that more likely than not it will not realize its gross deferred tax asset position, after giving consideration to relevant facts and circumstances. See Part II, Item 8. Financial Statements, Note 8 – Income Taxes.

We will continue to monitor company-specific, crude oil and natural gas industry economic factors and will reassess the likelihood that the Company’s net operating loss and statutory depletion carry forwards will be utilized prior to their expiration.

Commitments and Contingencies.  We adopted ASC 450, to account for commitments and contingencies. We make judgments and estimates regarding possible liabilities for litigation and environmental remediation on a quarterly basis.  Management’s judgment is based on the advice and opinions of legal counsel and other advisers and the interpretation of laws and regulations, which can be interpreted differently by regulators or courts of the law. In accordance with ASC 450, a liability is recorded for these types of contingencies if the Company determines the loss to be both probable and reasonably estimated.  A change in estimate could impact our oil and gas operating costs and the liability, if applicable, recorded on our balance sheet.  See Part II, Item 8. Financial Statements, Note 12 - Commitments and Contingencies, Contractual Obligations and Contingent Liabilities and Commitments, for additional information.

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

RESULTS OF OPERATIONS

Restatement of 2010 Financial Statements

As discussed in Part II, Item 8. Financial Statements, Note 2- Restatement, the Company restated its financial statements for the year ended December 31, 2010.  Management’s discussion of the results of operations which follows reflect the restatement where applicable.

We lost approximately $8.7 million in 2010 compared with Net Losses of $10.7 million in 2009 and $14.2 million in 2008.  Total Revenue was $4.9 million in 2010 compared with Total Revenue of $1.4 million in 2009 and $8.1 million in 2008.

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

 Costs and Expenses

The following table sets forth our operating costs and expenses in thousands of U.S. Dollars:

	2010	2009	2008
Oil and Gas Operations	1,504	2,634	2,828
Rig Operations	494	442	1,424
Minerals	264	247	371
Drilling and Development	-	63	1,815
Non-Segmented Items (G&A, Stock- Based Compensation,
Derivative Instruments Loss and Other)	11,274	8,724	16,165
Total Costs and Expenses:	$13,536	$12,110	$22,603

Total Costs and Expenses were $13.5 million for the year ended December 31, 2010, compared with $12.1 million for the previous year.  The increase of $1.4 million versus 2009 was primarily attributable to non-cash Stock-Based Compensation of $1.3 million, incurred as a result of warrants issued to retiring employees and a Derivative Instruments Loss of $1.8 million in 2010. These increases were partially offset by a decrease in Oil and Gas Operations Costs of $1.1 million and other decreases in General & Administrative Expense of $0.6.

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

Non-Segmented Items

The largest component of Non-Segmented Items Costs and Expenses was General & Administrative Expense for both 2010 and 2009.  For the year ended December 31, 2010, Non-Segmented Items Costs and Expenses totaled $11.3 million versus $8.7 million for the previous year.  The $2.6 million increase between the two reporting periods was primarily attributable to non-cash Stock-Based Compensation of $1.3 million and a Derivative Instruments Loss of $1.8 million in 2010 partially offset by other decreases in General & Administrative Expense of $0.6 million in 2010.    For the year ended December 31, 2009, Non-Segmented Items Costs and Expenses were $7.4 million lower than during the year ended December 31, 2008, as a result of decreased activity during fiscal year 2009.

Interest expense for 2010 was $0.3 million versus $0.2 million for 2009.  The slight increase in Interest expense for 2010 was due to the payoff of the note with Sealaska Corporation related to the sale of our Admiral Calder calcium carbonate quarry in December 2010.  Interest expense for 2009 and 2008 was effectively unchanged at $0.2 million each year.

The following table summarizes our total operating loss from continuing operations by segment in thousands of U.S. Dollars:

	2010	2009	2008
Oil and Gas	253	(1,568)	931
Rig Operations	(494)	(442)	27
Minerals	(264)	(200)	(229)
Drilling and Development	-	(63)	774
Non-Segmented Items (G&A, Stock-Based Compensation, Derivative
Investments Loss and Other)	(8,161)	(8,388)	(15,712)
Total Operating Income (Loss)	$(8,666)	$(10,661)	$(14,209)

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

Accounts Receivable from Joint Venture Partners consist of costs to develop and operate wells on behalf of the joint venture partners, less advances received from those partners.  The total current and long-term balances for Accounts Receivable from Joint Venture Partners increased from $1.4 million in 2009 to $5.8 million in 2010.  The total increase in these assets of $4.4 million from 2009 to 2010 was primarily due to the conversion of Company payables of approximately $3.5 million to some former partners in Great Valley Production Services, LLC, to the Company’s Series A Preferred Shares during the second half of 2010.  See Part II, Item 8. Financial Statements, Note 12 – Commitments and Contingencies, for additional discussion.

Long-Term Portion of Notes Payable decreased $1.0 million from 2009 to 2010 primarily due to repayment of our note to Sealaska Corporation as part of the sale of our Admiral Calder calcium carbonate quarry in December 2010.  See Part II, Item 8. Financial Statements, Note 5 – Notes Payable, for additional information.

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

CONSOLIDATED STATEMENT OF CASH FLOWS

OPERATING ACTIVITIES

Net Cash Used by Operating Activities was $9.3 million in 2010 compared with $2.7 million in 2009.  Net Loss decreased from $10.7 million in 2009 to $8.7 million in 2010.  The decrease of $2.0 million in Net Loss from 2009 to 2010 was primarily related to the Gain on Sale of Property of $3.0 million and a $1.8 million increase in net revenue from Oil and Gas Operations in 2010. These decreases in the Net Loss for 2010 were partially offset by the increases in non-cash Stock-Based Compensation of $1.3 million and a Derivative Instruments Loss of $1.8 million in 2010. Net Cash Used by Operating Activities was $2.7 million in 2009, compared with $17.1 million in 2008.  Net Loss decreased from $14.2 million in 2008 to $10.7 million in 2009.  The decrease in Net Loss from 2008 to 2009 was related primarily to the impairment of Proved Properties and Rig in the prior year. Stock-based compensation decreased from $0.7 million in 2008 to $0.5 million in 2009 and increased to $1.7 million in 2010.

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

INVESTING ACTIVITIES

Net Cash Provided by Investing Activities in 2010 was $5.5 million versus Net Cash Used by Investing Activities in 2009 of $3.2 million.  Of the $5.5 million, $6.9 million represented Proceeds from the Sale of Property, partially offset by Capital Expenditures of $1.4 million on a cash basis, primarily at our Claflin property.  In 2009, Net Cash Used by Investing Activities was $3.2 million compared with $0.3 million in 2008.  During 2009, $3.3 million was used to purchase the outside third-party interest in Great Valley Production Services, LLC. Expenditures for capital equipment were $0.5 million in 2009, compared with $7.3 million in 2008.  The decrease was due to a reduction in capital spending at our Pleasant Valley project.

FINANCING ACTIVITIES

Net Cash Provided by Financing Activities was $4.1 million in 2010 versus $4.2 million in 2009.  Net Proceeds from the Issuance of Common Stock during 2010 were $5.3 million as compared with $4.6 million in 2009.  Principal Payments on Long-Term Debt increased $0.9 million over the comparable amount in 2009, primarily due to the payoff of the note payable to Sealaska Corporation in connection with the sale of our Admiral Calder calcium carbonate property in December 2010. Net Cash Provided by Financing Activities was $4.2 million in 2009, compared with $11.7 million for the period ending December 31, 2008. Principal Payments on Long-Term Debt used $0.4 million in 2009, compared with $0.5 million in 2008.  Net Proceeds from the Sale of Minority Interest in Great Valley Production Services, LLC, were zero in 2009, compared with $3.6 million in 2008.  Net Proceeds from the Issuance of Common Stock and Stock Options were $4.6 million in 2009 versus $8.6 million in 2008.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Crude Oil and Natural Gas Price. Our financial condition, results of operations, and capital resources are highly dependent upon the prevailing market prices of, and demand for, crude oil and natural gas. These commodity prices are subject to wide fluctuations and market uncertainties due to a variety of factors that are beyond our control. We cannot predict future crude oil and natural gas prices with any degree of certainty. Sustained declines in crude oil and natural gas prices may adversely affect our financial condition and results of operations and may also reduce the amount of net crude oil and natural gas reserves that we can produce economically.  We do not engage in hedging activities or purchases and sales of commodity futures contracts.

ITEM 8.  FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
INDEX

Page

Report of Independent Registered Public Accounting Firm	24

Consolidated Balance Sheets at December 31, 2010(Restated), and 2009	25

Consolidated Statements of Operations for the Years Ended
December 31, 2010(Restated), 2009, and 2008	27

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2010(Restated), 2009, and 2008	28

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010(Restated), 2009, and 2008	30

Notes to the Consolidated Financial Statements	32

Supplemental Information (Unaudited)	56

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Tri-Valley Corporation

We have audited the accompanying consolidated balance sheets of Tri-Valley Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. Tri-Valley Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the consolidated balance sheet as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2010, have been restated.

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

The accompanying financial statements have been prepared assuming that Tri-Valley Corporation will continue as a going concern.  As discussed in Note 15 to the financial statements, Tri-Valley Corporation has incurred a net loss from operations for the year ended December 31, 2010, and has a retained earnings deficit as of December 31, 2010.  Tri-Valley Corporation’s reoccurring net loss raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Tri-Valley Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated November 3, 2011, expressed an adverse opinion.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

Bakersfield, California

March 22, 2011 (except for Note 2 and our audit report on Tri-Valley Corporation’s internal control over financial reporting, as to which the date is November 3, 2011)

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

ASSETS
	December 31, 2010	December 31, 2009
	(Restated)
Current Assets
Cash	$581,148	$290,926
Accounts Receivable TVOG Production Accrual	202,482	33,623
Accounts Receivable - Trade	-	63,151
Prepaid Expenses	615,778	16,889
Accounts Receivable from Joint Venture Partners - Net (Notes 6, 12)	3,943,099	1,432,785
Accounts Receivable - Other	32,552	25,717

Total Current Assets	5,375,059	1,863,091

Property and Equipment - Net
Proved Properties, Successful Efforts Method	1,235,932	25,265
Unproved Properties, Successful Efforts Method	1,781,069	1,551,998
Rig	891,690	1,132,847
Other Property and Equipment	2,810,662	5,470,295

Total Property and Equipment - Net (Note4)	6,719,353	8,180,405

Other Assets
Deposits	526,749	172,913
Investments in Joint Venture Partnerships	23,285	17,400
Goodwill	212,414	212,414
Long-Term Receivable from Joint Venture Partners - Net (Notes 6, 12)	1,830,317	-
Other	-	13,800

Total Other Assets	2,592,765	416,527

Total Assets	$14,687,177	$10,460,023

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY

	December 31, 2010	December 31, 2009
	(Restated)
Current Liabilities
Notes Payable (Note 5)	$134,322	$439,482
Trade - Accounts Payable and Accrued Expenses	7,738,073	5,962,774
Non-Trade Accounts Payable	-	850,000

Total Current Liabilities	7,872,395	7,252,256

Non-Current Liabilities
Asset Retirement Obligation (Note 12)	206,183	351,013
Long-Term Portion of Notes Payable (Note 5)	455,246	1,395,649

Total Non-Current Liabilities	661,429	1,746,662

Total Liabilities	8,533,824	8,998,918

Stockholders' Equity
Series A Preferred Stock - 10.00% Cumulative; $0.001 par, $10.00 liquidation value; 20,000,000
shares authorized; 438,500 shares outstanding	439	-
Common Stock, $.001 par value; 100,000,000 shares
authorized; 44,729,117 and 33,190,462 at December 31, 2010, and
December 31, 2009, respectively.	44,730	33,190
Less: Common Stock in Treasury, at cost; 21,847 shares	(38,370)	(13,370)
Capital in Excess of Par Value	63,112,393	51,469,228
Warrants	1,350,678	-
Additional Paid in Capital - Stock Options	2,806,945	2,429,722
Accumulated Deficit	(61,123,462)	(52,457,665)

Total Stockholders' Equity	6,153,353	1,461,105

Total Liabilities and Stockholders' Equity	$14,687,177	$10,460,023

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010 (Restated)	2009	2008
Revenues
Sale of Oil and Gas	$1,756,570	$1,035,916	$3,322,353
Rig Income	-	-	1,450,907
Partnership Income	9,056	30,000	-
Interest Income	5,851	10,295	39,273
Drilling and Development	-	-	2,588,650
Gain on Sale of Asset	3,014,244	258,797	-
Other Income	83,983	112,993	723,517

Total Revenue	$4,869,704	$1,448,001	$8,124,700

Costs and Expenses
Mining Exploration Expenses	$371,975	$-	$386,994
Production Costs	1,507,434	1,608,181	1,291,115
Drilling and Development	-	-	1,815,085
Rig Operating Expenses	-	-	1,109,399
General & Administrative	6,988,195	7,071,201	9,777,850
Interest	324,241	204,741	217,748
Investment	-	269,005	168,702
Depreciation, Depletion & Amortization	570,020	1,778,539	1,905,854
Stock-Based Compensation	1,742,392	521,374	745,640
Derivative Instruments Loss	1,846,611	-	-
Impairment Loss	140,242	422,590	5,184,492
Loss on Available for Sale Securities	-	200,985	-
Bad Debt	44,391	33,322	-

Total Costs and Expenses	$13,535,501	$12,109,938	$22,602,879

Loss Before Minority Interest	$(8,665,797)	$(10,661,937)	$(14,478,179)
Minority Interest	-	-	(269,005)
Net Loss	$(8,665,797)	$(10,661,937)	$(14,209,174)

Basic Net Loss Per Share:
Basic Loss Per Common Share (Note 7)	$(0.24)	$(0.33)	$(0.54)

Weighted Average Number of Shares Outstanding	36,659,198	32,629,389	26,664,682

Weighted Potentially Dilutive Shares Outstanding	39,735,217	35,159,148	29,515,887

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Restated)

	Total		Common	Preferred	Common	Preferred	Stock				Other
	Common	Treasury	Stock	Stock	Stock	Stock	Options		Accumulated	Treasury	Comprehensive	Stockholders'
	Stock	Stock	PV	PV	APIC	APIC	APIC	Warrants	Deficit	Stock	Income	Equity
Balance at December 31, 2007	25,077,184	1,347	25,077	-	37,090,713	-	1,800,642	782,729	(27,586,553)	(13,370)	12,945	12,112,184

Issuance of Common Stock	2,361,183	-	-		10,815,816		-		-	-	-	10,815,816
Stock Issuance Costs	-	-	2,361	-	(1,348,176)	-	-	-	-	-	-	(1,345,815)
Warrants (see Note 11)	-	-	-	-	-	-	-	(421,887)	-	-	-	(421,887)
Stock Based Compensation (see Note 6)	-	-	-	-	-	-	69,355	-	-	-	-	69,355
Unrealized Gain on Marketable Securities	-	-	-	-	-	-	-	-	-	-	(204,254)	(204,254)
(Net of Tax $123,079)	-	-	-	-	-	-	-	-	-	-	-	-
Net Loss	-	-	-	-	-	-	-	-	(14,209,173)			(14,209,173)
Balance at December 31, 2008	27,438,367	1,347	27,438	-	46,558,353	-	1,869,997	360,842	(41,795,726)	(13,370)	(191,309)	6,816,226

Issuance of Common Stock	5,752,095	-	-	-	6,045,360	-	-	-	-	-	-	6,045,360
Stock Issuance Costs	-	-	5,752	-	(1,134,485)	-	-	-	-	-	-	(1,128,733)
Warrants (see Note 11)	-	-	-	-	-	-	-	(360,842)	-	-	-	(360,842)
Stock Based Compensation (see Note 6)	-	-	-	-	-	-	559,725	-	-	-	-	559,725
Unrealized Gain on Marketable Securities	-	-	-	-	-	-	-	-	-	-	191,309	191,309
Net Loss	-	-	-	-	-	-	-	-	(10,661,940)	-	-	(10,661,940)
Balance at December 31, 2009	33,190,462	1,347	33,190	-	51,469,228	-	2,429,722	-	(52,457,665)	(13,370)	-	1,461,105

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
(Restated)

	Total		Common	Preferred	Common	Preferred	Stock				Other
	Common	Treasury	Stock	Stock	Stock	Stock	Options		Accumulated	Treasury	Comprehensive	Stockholders'
	Stock	Stock	PV	PV	APIC	APIC	APIC	Warrants	Deficit	Stock	Income	Equity
Issuance of Common Stock and Series C Warrants	5,162,847	-	5,164	-	3,972,517	-	-	1,131,078	-	-	-	5,108,759
Issuance of Preferred Stock			-	439		4,384,561		-				4,385,000
Stock Rescission	-	20,500	-	-	-	-	-	-	-	(25,000)	-	(25,000)
Stock Issuance Costs	-	-		-	(534,789)	-	-	(84,491)	-	-	-	(619,280)
Exercise of Series C Warrants	2,400,808	-	2,401	-	1,046,587		-	(1,046,587)				2,401
Exchange of Series A, B and C Warrants for Common Shares	3,975,000	-	3,975	-	2,774,289	-	-		-	-	-	2,778,264
Warrants Issued for Services (see Note 11)	-	-	-		-	-		1,350,678	-	-	-	1,350,678
Stock Based Compensation (see Note 6)	-	-	-	-	-	-	377,223		-	-	-	377,223
Unrealized Gain on Marketable Securities	-	-	-	-	-	-	-		-	-	-	-
Net Loss	-	-	-	-	-	-	-		(8,665,797)	-	-	(8,665,797)
Balance at December 31, 2010	44,729,117	21,847	44,730	439	58,727,832	4,384,561	2,806,945	1,350,678	(61,123,462)	(38,370)	-	6,153,353

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010 (Restated)	2009	2008
Cash Flows from Operating Activities
Net Loss	$(8,665,797)	$(10,661,937)	$(14,209,174)
Adjustments to Reconcile Net Loss to Net Cash
Provided (Used) by Operating Activities
Depreciation, Depletion & Amortization	570,020	1,778,539	1,905,854
Impairment, Dry Hole & Other Disposals of Property	140,242	422,590	5,184,492
Minority Interest	-	-	(269,005)
Loss on Buyback of Minority Interest	-	-	168,702
Stock -Based Compensation	1,742,392	521,374	745,640
Unrealized (Gain) or Loss on Derivative Instruments	1,846,611	-	(374,867)
Marketable Securities	-	-	-
(Gain) or Loss on Sale of Property	(3,014,243)	(258,797)	(773,565)
Bad Debt Expense	44,391	33,322	-
Director Stock Compensation	95,640	23,400	93,480
Changes in Operating Capital
(Increase) in Accounts Receivable	(156,934)	846,048	(711,743)
(Increase) in Prepaid Expenses	(598,889)	(4,860)	-
(Increase) in Deposits & Other Assets	(153,920)	(49,887)	222,359
Increase in Accounts Payable, Deferred Revenue & Accrued Expenses	925,299	2,960,272	(2,088,814)
Increase in Amounts Payable to Joint Venture Partners	-	4,160,134	630,754
Decrease in Accounts Receivable from Joint Venture Partners	(2,033,892)	(2,516,338)	(7,660,681)

Net Cash (Used) by Operating Activities	(9,259,080)	(2,746,140)	(17,136,568)

Cash Provided (Used) by Investing Activities
Proceeds from the Sale of Property	6,919,311	287,084	7,388,654
Buyback of Minority Interest in Great Valley Drilling/Great Valley Production	-	(3,334,595)	(418,647)
Proceeds from the Sale of Marketable Securities	-	146,071	79,998
Capital Expenditures	(1,992,831)	(465,153)	(7,306,831)
(Investment in) Marketable Securities	-	200,985	-
Decrease in Accounts Receivable from Joint Venture Partners	562,500
Net Cash Provided (Used) by Investing Activities	5,488,980	(3,165,608)	(256,826)

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	For the Years Ended December 31,
	2010 (Restated)	2009	2008
Cash Provided by Financing Activities
Principal Payments on Long-Term Debt	(1,245,563)	(392,249)	(530,328)
Net Proceeds from the Sale of Minority Interest	-	-	3,603,600
Sale or (Purchase) of Treasury Stock	(25,000)	-	-
Net Proceeds from the Issuance of Stock Options	2,198	21,500	39,150
Net Proceeds from the Issuance of Common Stock	5,328,687	4,572,636	8,614,066

Net Cash Provided by Financing Activities	4,060,322	4,201,887	11,726,488

Net Increase in Cash & Cash Equivalents	290,222	(1,709,861)	(5,666,906)

Cash at the Beginning Year	290,926	2,000,787	7,667,693

Cash at End of Year	$581,148	$290,926	$2,000,787

Supplemental Schedule of Noncash Transactions
Issuance of Preferred Stock Upon Conversion of Note Payable	$850,000	-	-
Issuance of Preferred Stock Upon Conversion of Interest in Great Valley Production		-	-
Services, LLC	3,535,000	-	-
Total Noncash Transactions	$4,385,000	$-	$-

Interest Paid	$324,241	$204,741	$217,748

The accompanying notes are an integral part of these consolidated financial statements.

TRI-VALLEY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – GENERAL

History and Business Activity :  Tri-Valley Corporation (“Tri-Valley”, “TVC”, or “the Company”) is a Delaware corporation which currently conducts its operations through two wholly-owned subsidiaries.  TVC’s principal offices are located at 4550 California Avenue, Suite 600, Bakersfield, California  93309.  Our telephone number is:  (661) 864-0500.

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

For additional information regarding Tri-Valley’s current developments and operating segments, please see Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 to the Consolidated Financial Statements.

Subsequent Events

Subsequent events have been evaluated through March 22, 2011, which is the date the financial statements were issued.  Please see Part II, Item 8. Financial Statements, Note 16 – Subsequent Events.

NOTE 2 - RESTATEMENT

As disclosed in a Current Report on Form 8-K the Company filed with the SEC on October 24, 2011, the Company determined on October 18, 2011 that the Company’s previously filed financial statements for: (i) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 2, 2010, (ii) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 3, 2010, (iii) the fiscal year ended December 31, 2010 included in the Form 10-K filed with the SEC on March 22, 2011, (iv) the fiscal quarter ended March 31, 2011 included in the Form 10-Q filed with the SEC on May 9, 2011 and (v) the fiscal quarter ended June 30, 2011 included in the Form 10-Q filed with the SEC on August 19, 2011, needed to be restated to correct the valuation of, and accounting for, the common stock and warrants issued by the Company in a registered direct offering  of securities in April 2010 and the accounting for incremental and direct costs incurred to issue common stock and the acquisition of assets from the TVC OPUS1 Drilling Program, L.P. as further discussed below.

The Company performed a re-assessment of the valuation of common stock and warrants issued in connection with its April 2010 registered direct offering (see Part II, Item 8. Financial Statements, Note 11 – Common Stock and Warrants) and concluded that the values assigned to the common stock and warrants issued were overstated by $6.5 million. The net proceeds from the registered direct offering of $4.6 million ($5.0 million gross proceeds less $0.4 million of stock issuance costs) should have been allocated to the common stock and each series of warrants issued based upon their relative values at the time of issuance. This decrease in the recorded values of the common stock and warrants resulted in a decrease of an equal amount in charges made to the results of operations for the year ended December 31, 2010 (i.e. a decrease in Warrant Expense of $6.1 million and a decrease in General & Administrative expense of $0.4 million).

The Company performed a re-assessment of its accounting for the Series A, B and C warrants issued in connection with its April 2010 registered direct offering  and concluded that the Series A and B Warrants were within the scope of Accounting Standards Codification 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. ASC 815-40 states, among other things, that contingent and other adjustment features in equity-linked financial instruments are consistent with equity indexation if they are based on variables that would be inputs to a "plain vanilla" option or forward pricing model and they do not increase the settlement amount or the contract's exposure to those variables. The Company's Series A and B warrants issued in April 2010 were initially linked to the Company's own equity shares (i.e. exercise prices of $1.50 per share and $2.15 per share, respectively); however, the Series A and B warrant holders had protective pricing features, whereby the conversion price reset to the price per share received by the Company if the Company subsequently issued common stock at a price per share less than the $1.30 per share paid by the investors in connection with the April 2010 registered direct offering. Resetting the conversion price based on a price per share received from other sales of common stock is not an input to an option pricing model and thus the fair value of the Series A and B warrants were not linked to the Company’s common stock. Accordingly, the Series A and B warrants should have been accounted for as derivative financial liabilities, measured at a fair value of $0.9 million at the date of issuance, with changes in fair value recognized as a gain or loss for each reporting period thereafter. The Company recognized $1.8 million of losses on these derivatives for the year ended December 31, 2010. The Series C warrants did not have similar protective pricing features that were not linked to the Company’s common stock and were appropriately accounted for in equity as originally reported.

The Company issued warrants to certain former executives in connection with their retirement agreements as further detailed in Part II, Item 8. Financial Statements, Note 11 - Common Stock and Warrants. The Company charged the fair market value on the date of issuance of these warrants to Warrant Expense in the Consolidated Statement of Operations for the year ended December 31, 2010. The $1.3 million previously reported as Warrant Expense associated with these warrants has been reclassified to Stock-Based Compensation in the Consolidated Statement of Operations as part of the amendments in this Form 10-K/A.

The Company performed a re-assessment of its accounting for stock issuance costs incurred in connection with its April 2011 private placement and various at-the-market offerings of common stock (see Part I, Item 1. Financial Statements, Note 5- Changes in Securities).  The Company determined that $0.2 million and $0.6 million for the year ended December 31, 2010 and six months ended June 30, 2011, respectively, of stock issuance costs were incorrectly charged to the results of operations and should have been recorded as a reduction in the proceeds received from the sales of common stock (i.e. capital in excess of par value).

The Company performed an analysis of equipment in service on its Claflin property. It was determined that a steam generator with a fair value of $0.6 million was acquired from the TVC OPUS 1 Drilling Program, L.P. in the second quarter of 2010 which had not been recognized in the Company’s consolidated financial statements. The correction of this acquisition of equipment is included as part of the amendments in this form 10-K/A.

NOTE 2 - RESTATEMENT (continued)

The following tables show the effects of the restatement on the Company’s Consolidated Balance Sheet as of December 31, 2010 and Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the year ended December 31, 2010:

CONSOLIDATED BALANCE SHEET	As of December 31, 2010
	As Previously Reported	As Restated
Property and Equipment - Net
Other Property and Equipment	2,248,162	2,810,662
Other Assets
Long-Term Receivable from Joint Venture Partners	2,392,817	1,830,317
Stockholders’ Equity
Capital in Excess of Par Value	66,444,315	63,112,393
Warrants (previously reported as Additional Paid in Capital – Warrants)	2,868,034	1,350,678
Accumulated Deficit	(65,972,740)	(61,123,462)

CONSOLDIATED STATEMENT OF OPERATIONS	For the Year Ended December 31, 2010
	As Previously Reported	As Restated
Costs and Expenses
General & Administrative	7,607,475	6,988,195
Stock-Based Compensation (previously reported as Stock Option Expense)	391,718	1,742,392
Warrant Expense	7,427,283	-
Derivative Instruments Loss	-	1,846,611
Total Costs and Expenses	18,384,779	13,535,501
Loss Before Minority Interest	(13,515,075)	(8,665,797)
Net Loss	(13,515,075)	(8,665,797)
Basic Loss Per Common Share	$(0.37)	$(0.24)

CONSOLDIATED STATEMENT OF CASH FLOWS	For the Year Ended December 31, 2010
	As Previously Reported	As Restated
Cash Flows from Operating Activities
Net loss	(13,515,075)	(8,665,797)
Stock-Based Compensation (previously reported as Stock Option Issuance Expense)	391,718	1,742,392
Warrant Expense	7,427,284	-
Unrealized Loss on Derivative Instruments	-	1,846,611
Net Cash (Used) by Operating Activities	(9,878,360)	(9,259,080)
Cash Provided (Used) by Investing Activities
Capital Expenditures	(1,430,331)	(1,992,831)
Decrease in Accounts Receivable from Joint Venture Partners	-	562,500
Cash Flows from Financing Activities
Net Proceeds from the Issuance of Common Stock	5,947,966	5,328,687
Net Cash Provided by Financing Activities	4,679,601	4,060,323

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation Plans /Share-Based Payment

The Company has adopted ASC 718 to account for stock based compensation plans. This Statement focuses primarily on the accounting for transactions in which an entity obtains employee services in share-based payment transactions. ASC 718 requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. This Statement was adopted in the first quarter of 2006. The Company used the modified prospective method, whereby the Company expensed the remaining portion of the requisite service under previously-granted, unvested awards outstanding as of January 1, 2006, and new share-based payment awards granted or modified after January 1, 2006. The Company used the Black-Scholes valuation method to estimate the fair value of its options.  See Note 6 – Related Party Transactions, in Part II, Item 8. Financial Statements, for a further discussion related to the Company’s Stock Incentive Plan.

		December 31,	December 31,	December 31,
		2010	2009	2008
Net Loss	As Reported	(8,665,797)	(10,661,937)	(14,209,174)
Add: Stock-based compensation expense included in reported
net income, net of tax benefit:		1,742,392	521,374	745,640
Deduct: Stock-based compensation expense determined under
fair value based method for all awards, net of tax		(1,742,392)	(521,374)	(745,640)
	Pro forma	(8,665,797)	(10,661,937)	(14,209,173)

Earnings Per Share	As Reported	(0.24)	(0.33)	(0.54)
	Pro forma	(0.24)	(0.33)	(0.54)

Warrants

Warrants are accounted for under the guidelines established by the FASB ASC Topic 505, ‘Equity’ or ASC Topic 815, ‘Derivatives and Hedging’ as appropriate.  The Company calculates the fair value of warrants issued with convertible instruments or stock and those issued for services using the Black-Scholes valuation method, using the same assumptions used for valuing employee stock options for purposes of ASC 718, except that the expected life of the warrant is used. For warrants issued with convertible instruments or stock, the Company allocates the net proceeds received based upon the relative fair values of the securities issued or the residual value method as appropriate. Under the residual value method the fair value allocated for the warrants is calculated by subtracting the current market price of the convertible instrument or stock from the net proceeds of the sale of the convertible instrument or stock with the warrant attached. The allocated fair value for the warrants is recorded as Warrants in Stockholders’ Equity if it meets the definition of an equity instrument or as a Derivative Financial Liability if it meets the definition of a derivative financial instrument in accordance with ASC 815.

Treasury Stock

The Company records acquisition of its capital stock for treasury at cost. Differences between proceeds for reissuance of treasury stock and average cost are charged to retained earnings or credited thereto to the extent of prior charges and thereafter to capital in excess of par value.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Also in January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) . ASU No. 2010-06 amends ASC Topic 820 to:  (i) require separate disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements and the reasons for the transfers, (ii) require separate disclosure of purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), (iii) clarify the level of disaggregation for fair value measurements of assets and liabilities, and (iv) clarify disclosures about inputs and valuation techniques used to measure fair values for both recurring and nonrecurring fair value measurements. ASU No. 2010-06 became effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company adopted the provisions of ASU No. 2010-06 on January 1, 2010. The adoption of the provisions of ASU No. 2010-06 did not impact the Company’s financial position, results of operations, or liquidity.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855) . ASU No. 2010-09 amends ASC Topic 855 to include the definition of “SEC filer” and alleviate the obligation of SEC filers to disclose the date through which subsequent events have been evaluated. ASU No. 2010-09 became effective during February 2010. See Part II, Item 8. Financial Statements, Note 16 – Subsequent Events , for the Company’s disclosures of subsequent events.

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

In December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (Topic 350) . ASU No. 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts, requiring that an entity perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists for those reporting units. ASU No. 2010-28 is effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-28 did not have an impact on the goodwill impairment test performed by the Company.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and Equipment consist of the following:

		2010	2009
	Oil and Gas - California
	Proved Properties, Gross	$2,450,537	$1,071,216
	Accumulated Depletion	(1,214,605)	(1,045,951)
	Proved Properties, Net	1,235,932	25,265
	Unproved Properties	1,781,069	1,551,998
	Total Oil and Gas Properties	$3,017,001	$1,577,263

	Other Property and Equipment
1	Land	227,826	21,281
2	Building	45,124	45,124
3	Machinery & Equipment	2,742,212	7,698,587
4	Rig	2,170,410	2,170,410
5	Vehicles	634,514	890,272
6	Transmission Tower	-	-
7	Office Furniture and Equipment	273,279	154,816
	Total Other Property and Equipment, Gross	6,093,365	10,980,490
	Accumulated Depreciation	(2,391,013)	(4,377,348)
	Total Other Property and Equipment, Net	3,702,352	6,603,142

	Property and Equipment, Net	$6,719,353	$8,180,405

Depreciation and Depletion Expense for the year ended December 31, 2010, was $0.6 million and for the year ended December 31, 2009, was $1.8 million.  The carrying amount of assets pledged as collateral for the year ended December 31, 2010, was $0.9 million.  In 2009, the carrying amount of assets pledged as collateral was $2.7 million.

NOTE 5 - NOTES PAYABLE
	2010	2009

Note payable to Rabobank dated October 5, 2005. The note is secured by a vehicle at an interest rate of 6.5%, payable in 60 monthly installments of $599.	$-	$5,813

Note payable to Jim Burke Ford dated November 18, 2005; secured by a vehicle; interest at 6.49%; payable in 60 monthly installments of $714.	5,700	7,602

Note payable to Sealaska Corporation dated July 15, 2005; secured by mining machines and equipment; imputed interest at 7.5%; payable in 10 yearly installments of $200,000. Face amount was $2,000,000 before the imputed interest discount of $627,184 which resulted in a principal amount of $1,372,816.	-	944,551

Note payable to Three Way Chevrolet dated April 03, 2006; secured by a vehicle; interest at 5.90%; payable in 60 monthly installments of $577.	-	8,865

Note payable to Moss Family Trust dated February 14, 2006; secured by 200,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $13,747.	40,430	190,604

Note payable to Moss Family Trust dated March 8, 2006; secured by 80,000 shares of Tri Valley corporation unregistered restricted common stock; interest at 12.00%; payable in 60 monthly installments of $5,728	16,846	79,418

Note payable to Three Way Chevrolet dated January 22, 2007; secured by a vehicle; interest at 6.90%; payable in 60 monthly installments of $622.	7,593	14,450

Note payable to Gary D. Borgna and Julie R. Borgna, and Equipment 2000 dated December 30, 2006; secured by Rig Equipment; imputed interest at 8.00%; payable in 120 monthly installments of $9,100 and a payment of $300,000 paid January 3, 2007. Face amount was $1,392,000 before the discount of $342,000 which resulted in a principal amount of $1,050,000.	518,999	583,828

Total Debt at December 31, 2010	589,568	1,835,131
Less Current Portion	134,322	439,482
Long-Term Portion of Notes Payable	$455,246	$1,395,649

Maturities of long-term debt for the years subsequent to December 31, 2010, are as follow:

2011	134,322
2012	82,061
2013	82,792
2014	89,189
2015-2016	201,204
$589,568

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

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Employee Stock Options (continued)

The following table summarizes information about stock options outstanding at December 31, 2010:

Range of Exercise Prices	Number Outstanding at December 31, 2010	Number Outstanding & exercisable at December 31, 2010	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value (1) at December 31, 2010 (in thousands)

$.54 - $10.00	2,570,500	2,042,250	3.8 years	$2.97	$13

(1) Based on the difference between the exercise price per share and the $0.57 market closing price per share as of December 31, 2010

The following table summarizes information about stock options outstanding at December 31, 2009:

Range of Exercise Prices	Number Outstanding at December 31, 2009	Number Outstanding & exercisable at December 31, 2009	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value (1) at December 31, 2009 (in thousands)

$.50 - $10.00	2,490,500	1,849,000	3.8 years	$3.89	$826

(1) Based on the difference between the exercise price per share and the $1.96 market closing price per share as of December 31, 2009

The following table summarizes information about stock options outstanding at December 31, 2008:

Range of Exercise Prices	Number Outstanding at December 31, 2008	Number Outstanding & exercisable at December 31, 2008	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Intrinsic Value (1) at December 31, 2008 (in thousands)

$.50 - $10.00	2,405,350	1,860,350	3.5 years	$3.49	$590

(1) Based on the difference between the exercise price per share and the $1.80 market closing price per share as of December 31, 2008

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

Employee Stock Options (continued)

Unrecognized Compensation Expense .  At December 31, 2010, there was $0.8 million of unrecognized compensation expense related to unvested awards granted under the Company’s stock option plan.  This amount is expected to be charged to expense over a weighted-average period of two years.

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

NOTE 6 - RELATED PARTY TRANSACTIONS (Continued)

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

	December 31,
	2010	2009	2008
Drilling and Development Revenue	$-	$-	$2,588,650

Drilling and Development Costs	$-	$-	$1,815,085

Oil and gas income from the Tri-Valley Oil & Gas Exploration programs 1971-1 for fiscal year-ended December 31, 2010, 2009, and 2008, follows:

Partnership Income, Net of Expenses	$9,056	$30,000	$-

At December 31, 2010, Accounts Receivable from Joint Venture Partners - Net were $3.9 million versus $1.4 million at December 31, 2009.  The net receivable amount recorded at year end 2010 represents the forecast before-tax cash flow to the OPUS partnership for fiscal year 2011, as calculated by AJM Petroleum Consultants, an independent reserves engineering firm, engaged by the Company.  The balance owed the Company at December 31, 2010, of $1.8 million was characterized as a Long-Term Receivable from Joint Venture Partners – Net and reflected, accordingly, as collection of that net receivable from the joint venture partners is forecast to exceed the 2011 fiscal year. With participation from joint venture partners in the TVC OPUS 1 Drilling Program, L.P., during 2011, the Company will formulate a plan for the development and financing of the Pleasant Valley project to provide an optimal economic return and liquidity for the OPUS investors.  Among the Company’s objectives from this plan will be the consolidation and elimination of any receivables and payables among the joint venture partners and the Company.  Please refer to Part II, Item 8. Financial Statements, Note 11 – Commitments and Contingencies, for further discussion. Non-Trade Accounts Payable decreased $0.9 million from December 31, 2009, due to the issuance of Series A preferred stock to the Company’s Chairman of the Board, Mr. G. Thomas Gamble in exchange for settlement of outstanding obligations from the Company to Mr. Gamble at year end 2009.

NOTE 7 – EARNINGS PER SHARE

	Full Year Basic	Weighted	Weighted Average
	Earnings (Loss)	Average Shares	Potentially Dilutive
Year	Per Share	Outstanding	Shares Outstanding
2010	$(0.24)	36,659,198	39,735,217
2009	$(0.33)	32,629,389	35,159,148
2008	$(0.54)	26,664,682	29,515,887

Diluted earnings per share amounts are based on weighted-average shares outstanding, plus common stock equivalents.  Common stock equivalents include stock options and awards and common stock warrants.  As there were losses at December 31, 2010, 2009, and 2008, common stock equivalents were excluded from the calculation of earnings per share, as their inclusion would have been anti-dilutive.

NOTE 8 - INCOME TAXES

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

NOTE 9 - MAJOR CUSTOMERS

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

-	Drilling and Development — This segment includes revenue received from crude oil and natural gas drilling and development operations performed for joint venture partners.

NOTE 10 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

					Non -
	Oil and Gas	Rig		Drilling and	Segmented
	Production	Operations	Minerals	Development	Items	Total
Year Ended December 31, 2010:
Revenue	1,756,570	-	-	-	3,113,134	4,869,704
Interest Expense	42,200	-	229,600	52,441	-	324,241
Operating Income (Loss)	253,135	-	(636,000)	(495,000)	(7,787,932)	(8,665,797)
Expenditures for Segment Assets:	-	-	-	-	-	-
Depreciation, Depletion, & Amortization	(144,165)	-	264,130	450,055	-	570,020

Total Assets	12,922,961	-	430,488	1,333,728	-	14,687,177

Net (Loss)	253,135	-	(636,000)	(495,000)	(7,787,932)	(8,665,797)

					Non -
	Oil and Gas	Rig		Drilling and	Segmented
	Production	Operations	Minerals	Development	Items	Total
Year Ended December 31, 2009:
Revenue	1,065,916	-	46,316	-	335,769	1,448,001
Interest Expense	72,373	50,445	81,923	-	-	204,741
Operating Income (Loss)	(4,900,000)	(442,000)	(200,100)	(63,000)	(5,056,837)	(10,661,937)
Expenditures for Segment Assets:	465,153	-	-	-	-	465,153
Depreciation, Depletion, & Amortization	1,025,827	442,447	247,308	62,957	-	1,778,539

Total Assets	5,952,959	1,660,500	1,447,387	168,241	6,303,242	15,532,330

Net (Loss)	(4,900,000)	(442,000)	(200,100)	(63,000)	(5,056,837)	(10,661,937)

					Non -
	Oil and Gas	Rig		Drilling and	Segmented
	Production	Operations	Minerals	Development	Items	Total
Year Ended December 31, 2008:
Revenue	3,759,000	1,451,000	142,000	2,589,000	183,700	8,124,700
Interest Expense	79,084	53,858	84,806	-	-	217,748
Operating Income (Loss)	(2,310,000)	27,000	(229,000)	774,000	(12,740,179)	(14,478,179)
Expenditures for Segment Assets:	6,103,164	1,203,667	-	-	15,296,048	22,602,879
Depreciation, Depletion, & Amortization	929,518	734,991	241,345	-	-	1,905,854

Total Assets	9,102,943	2,340,362	1,816,206	-	4,211,210	17,470,721

Net (Loss)	(2,310,000)	27,000	(229,000)	774,000	(12,740,179)	(14,478,179)

NOTE 11 - COMMON STOCK AND WARRANTS

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

NOTE 11 - COMMON STOCK AND WARRANTS (continued)

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

The registered direct offering of securities closed on April 8, 2010.  Under the terms of the definitive agreements, the investors purchased 3,846,157 shares of Tri-Valley’s common stock at $1.30 per share, for a total of $5.0 million in gross proceeds ($4.6 million net proceeds after share issuance costs), and received warrants to purchase up to 2,307,696 shares (the “Warrants”) in the aggregate.  The Warrants included Series A Warrants to purchase up to 1,153,848 shares of common stock at $1.50 per share for five years and Series B Warrants to purchase up to 1,153,848 shares of common stock at $2.14 per share for seven years.  Subject to certain limitations, the Company was also obligated to issue to the investors Series C Warrants for the purchase of up to 2,403,846 additional shares pursuant to certain purchase price adjustments on July 2, 2010, and on December 1, 2010, that might occur, dependent upon the then current price of the Company’s common stock in relation to the original issue price.  All of such Warrants contained customary adjustments for corporate events such as reorganizations, splits, dividends. The exercise prices of the Series A and B Warrants were subject to anti-dilution adjustments in the event of additional issuances of common stock below the exercise price then in effect. As mentioned in Part II, Item 8. Financial Statements, Note 2 – Restatement, the Series A and B Warrants are considered to be derivative financial liabilities and the Series C Warrants are considered to be an equity instrument in accordance with ASC 815-40.

The Warrants were valued on the date of issuance with the Black-Scholes option-pricing model using a risk-free interest rate of 2.7% to 3.4%, a volatility factor of 148%, a dividend yield of 0%, a term of five to seven years and at a current price of the underlying common shares of $1.32 per share. The 3,846,157 shares of common stock were valued at the volume weighted average closing price per share for the five trading days immediately prior to the effective date of the Securities Purchase Agreement. The net proceeds of the transaction were allocated to each series of Warrants and to the common stock issued based on their respective fair values which resulted in credits to Warrants of $1.0 million for the net proceeds allocated to the Series C Warrants, Derivative Financial Instruments of $0.9 million for the net proceeds allocated to the Series A and B Warrants and Capital in Excess of Par Value of $2.7 million for the net proceeds allocated to the common shares. Except for as discussed in Part II, Item 8. Financial Statements, Note 16 – Subsequent Events, all the Series C Warrants were exercised by December 31, 2010.

For the year ended December 31, 2010, the Company recognized $1.8 million of net derivative instrument losses related to the changes in fair values of the Series A and B Warrants and upon the exchange of the Series A and B Warrants for the Company’s common stock. The changes in fair values of the Series A and B Warrants were based calculated with the Black-Scholes option pricing model using on a risk-free rate of 1.35% to 2.66%, a volatility factor of 145% to 153%, a dividend yield of 0%, a term of 4.33 to 6.75 years and at a current price of the underlying common shares of $0.51 to$1.02 per share.

On December 30 and December 31, 2010, Tri-Valley entered into four separate exchange agreements with four institutional investors for the exchange and cancellation of all their Series A and B Warrants for shares of the Company’s common stock.  Under the terms of each of the agreements, the investors exchanged and cancelled Warrants to purchase an aggregate of 8,400,013 shares of Tri-Valley’s common stock for an aggregate of 5,175,000 shares of the Company’s common stock.  The Warrants were those issued in a registered direct offering on April 6, 2010, and discussed in the preceding paragraph.  In addition, each of the investors agreed to cancel the remaining provisions of the Securities and Purchase Agreement, including the right to participate in up to 50% of future financings for a one-year period, ending on April 6, 2011.

During 2010, the Company issued a total of 1,135,000 new warrants to named executive officers as explained in the following two paragraphs.

On March 5, 2010, an Executive Retirement Agreement and Release with Mr. F. Lynn Blystone provided for a grant to Mr. Blystone of a warrant to purchase 700,000 Tri-Valley Corporation common shares at a purchase price of $1.85 per share in exchange for Mr. Blystone’s surrender of all outstanding, previously-issued stock options.  Please refer to Part II, Item 8. Financial Statements, Note 16 – Subsequent Events , and Item 15, Exhibit Number 10.1, included in our Annual Report on Form 10-K, for the year ended December 31, 2009, filed with the U.S. Securities and Exchange Commission on March 29, 2010, for additional discussion.  The warrant issued to Mr. Blystone was valued using the Black-Scholes option-pricing model, and approximately $1.2 million was credited to Warrants and charged to Stock-Based Compensation during the first quarter of 2010.

NOTE 11 - COMMON STOCK AND WARRANTS (continued)

On December 6, 2010, an Executive Retirement Agreement and Release with Mr. Joseph R. Kandle provided for a grant to Mr. Kandle of a warrant to purchase 435,000 Tri-Valley Corporation common shares at a purchase price of $0.54 per share in exchange for Mr. Kandle’s surrender of all outstanding, previously-issued stock options.  Please refer to Part II, Item 8. Financial Statements, Note 16 – Subsequent Events, and Item 15, Exhibit Number 10.1 , of this Report for additional discussion.  The warrant issued to Mr. Kandle was valued using the Black-Scholes option-pricing model, and approximately $0.2 million was credited to Warrants and charged to Stock-Based Compensation during the fourth quarter of 2010.

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

Contractual Obligations and Contingent Liabilities and Commitments

The table below presents our fixed, non-cancelable contractual obligations and commitments primarily related to our outstanding purchase orders, certain capital expenditures, and lease arrangements as of December 31, 2010:

		Payments Due by Period
		Less Than	1 - 3	3 -5	After 5	Total
		1 Year	Years	Years	Years	Payments
Long-Term Debt	(1)	134,322	254,042	201,204	-	589,568
Operating Lease Commitments	(2)	123,215	-	-	-	123,215
Total Contractual Cash Obligations		$257,537	$254,042	$201,204	$-	$712,783

(1)
Represents cash obligations for principal payments and interest payments on various loans that are all secured by the asset financed. For further detail, see Part II, Item 8. Financial Statements, Note 5 – Notes Payable.

(2)	Lease agreement for corporate headquarters in Bakersfield, California; lease terms through May 31, 2011, at a monthly payment of $24,643.

NOTE 12 - COMMITMENTS AND CONTINGENCIES (Continued)

Asset Retirement Obligations

The following table summarizes the Company’s asset retirement obligation transactions recorded in accordance with the provisions of Accounting Standards Codification (ASC) 410 during the years ended December 31, 2010, 2009, and 2008.

	December 31,		December 31,	December 31,
	2010		2009	2008
Beginning Asset Retirement Obligation	$351,013		$327,845	$240,394
Liabilities Assumed in Acquisitions	-		-	33,341	(1)
Liabilities Assumed in Revisions	24,070	(2)	-
Liabilities Released in the Disposal of Wells	(192,618)	(3)
Accretion of Discount	23,718		23,168	54,110

Ending Asset Retirement Obligation	$206,183		$351,013	$327,845

(1)	The Company’s portion of the liability for the plugging and abandonment of wells drilled from the Pleasant Valley and Moffat Ranch acquisitions.
(2)	The Company’s portion of the liability for the upward revisions for the plugging and abandonment costs of current wells.
(3)	The Company’s portion of the liabilities released from the abandonment of wells during the year at the Oxnard leases and the wells released from the sale of the Belridge and Edison properties.

NOTE 13 – DISPOSITIONS

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

NOTE 15 – GOING CONCERN

The Company had a cash balance of $0.6 million as of December 31, 2010.  Current liabilities as of December 31, 2010, were $7.9 million.  It should be noted, however, that Accounts Receivable from Joint Venture Partners - Net amounted to $3.9 million and Long-Term Receivable from Joint Venture Partners – Net was $2.4 million.  Please see Part II, Item 8. Financial Statements, Note 12 – Commitments and Contingencies , for the years ended December 31, 2010, and 2009, for additional discussion.

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

NOTE 16 – SUBSEQUENT EVENTS (Continued)

Exchange and Cancellation of Warrants

On January 6, 2011, the Company entered into an exchange agreement with two institutional investors for the exchange and cancellation of their remaining Series C Warrants for shares of the Company’s common stock.  Under the terms of the agreement, the investors exchanged and cancelled warrants to purchase 600,962 shares of Tri-Valley’s common stock for 230,000 shares of the Company’s common stock and relinquished all their remaining rights under the April 6, 2010, Sales Purchase Agreement.  This included the relinquishment of a right to participate in up to 50% of future financings for a one-year period ending April 6, 2011. Following closure of the exchange agreement, there were no warrants outstanding related to the April 2010 financing transaction. Roth Capital Partners, LLC acted as financial advisor to the Company on this transaction.

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

NOTE 17 – RECLASSIFICATION NOTE

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

Finally, in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations , salaries and benefit costs associated with our headquarters staff in fiscal years 2009 and 2008 were reclassified to Non-Segmented Items expenses to be consistent with our 2010 presentation.

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

Capitalized costs relating to oil and gas producing activities and related accumulated depletion, depreciation and amortization were as follows:
	December 31,	December 31,	December 31,
	2010	2009	2008

Aggregated Capitalized Costs:
Proved Properties	2,450,537	1,071,216	1,175,566
Unproved Properties	1,781,069	1,551,998	1,616,919
Accumulated Depletion, Depreciation and Amortization	(1,214,605)	(1,045,951)	(1,022,021)
Net Capitalized Assets	$3,017,001	$1,577,263	$1,770,464

Results of Operations from Oil and Gas Producing Activities

The results of operations from oil and gas producing activities are as follows:

	December 31,	December 31,	December 31,
	2010	2009	2008

Sales to Unaffiliated Parties	$1,756,570	$1,035,916	$3,322,353
Production Costs	(1,507,434)	(1,608,181)	(1,291,115)
Accretion of Discount	(23,718)	(23,168)	(164,993)

Income Tax Expense	225,418	(595,433)	1,866,245

Results of Operations from Activities before
Extraordinary Items (Excluding Corporate
Overhead and Interest Costs)	$225,418	$(595,433)	$1,866,245

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

The "Net change in income taxes" is computed as the change in present value of future income taxes.

SUPPLEMENTAL INFORMATION (UNAUDITED) (Continued)

	December 31, 2010	December 31, 2009	December 31, 2008

Standardized Measure - Beginning of Period	$44,251,822	$1,746,258	$12,324,390

Sales of oil and gas produced, net of production costs	(249,136)	(329,949)	(3,090,340)
Revisions of estimates of reserves provided in prior years:
Net Changes in Prices	55,418,995	54,439,800	973,607
Revisions of Previous Quantity Estimates	5,678,992	1,416,000	2,641,502
Extensions and Discoveries	-	107,819,000	86,986
Property Divestitures	(374,310)	-	-
Accretion of Discount	(15,676,336)	(52,792,287)	1,485,846
Changes in Production Costs	(38,040,933)	(46,235,306)	(11,307,724)
Changes in Development Costs	1,410,594	(18,464,694)
Net Change in Income Taxes	(1,041,269)	(3,347,000)	(1,368,009)

Net Increase (Decrease)	7,126,597	42,505,546	(10,578,132)

Standardized Measure - End of Period	$51,378,419	$44,251,822	$1,746,258

Quarterly Financial Data (Unaudited)

	2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenue	1,190,467	1,556,623	370,927	1,751,687
Net Income (Loss)	(2,201,374)	(2,190,570)	(1,647,159)	(2,626,694)

Net Income per Common Share Basic	$ (0.07)	$ (0.06)	$ (0.04)	$ (0.07)

	2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenue	359,770	509,713	450,291	128,227
Net Income (Loss)	(3,053,839)	(2,189,288)	(2,726,063)	(2,692,747)

Net Income per Common Share Basic	$ (0.11)	$ (0.08)	$ (0.09)	$ (0.05)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Operating Revenue	1,678,847	2,262,189	1,425,456	2,758,206
Net Income (Loss)	(2,107,883)	(3,340,668)	(1,197,399)	(7,832,228)

Net Income per Common Share Basic	$ (0.09)	$ (0.13)	$ (0.05)	$ (0.27)

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

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer previously concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were effective as of December 31, 2010, as discussed in Management’s Report on Internal Control over Financial Reporting.

However, in connection with the filing of this amended annual report on Form 10-K/A, the Company’s Chief Executive Officer and Interim Chief Financial Officer re-evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures, and concluded that  material weaknesses existed with respect to the Company’s reporting of complex, non-routine transactions (the Warrants issued as part of the April 6, 2010 Securities Purchase Agreement) and inventory of equipment during and as of the end of the period covered by this annual report on Form 10-K/A.  The first weakness was primarily a result of our interpretation of the guidance in ASC 815-40, Derivative and Hedging – Contracts in an Entity’s own Equity, with respect to its application to the warrants, the valuation of common stock and warrants issued by the Company and accounting for incremental and direct costs incurred to issue common stock. The second weakness was primarily a result of inadequate controls and procedures involving the timely inventory of equipment on hand and used in operating activities. These weaknesses required the restatement of our Consolidated Balance Sheet as of December 31, 2010 and Statements of Operations, Cash Flow and Changes in Stockholders' Equity for the year ended December 31, 2010 covered by this annual report on Form 10-K/A.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive and Interim Chief Financial Officers, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met.  Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Tri-Valley Corporation have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control.  A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined by SEC rules adopted under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. It consists of policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

ITEM 9A.  CONTROLS AND PROCEDURES (continued)

Our management selected the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission or COSO, to conduct an evaluation of the effectiveness of the Company’s internal control over financial reporting.  The COSO framework summarizes each of the components of a company’s internal control system, including the:  (i) control environment, (ii) risk assessment, (iii) information and communication, and (iv) monitoring or collectively, the entity-level controls, as well as a company’s control activities or process-level controls.  In addition to utilizing substantial internal resources, management also engaged an outside consulting firm to assist in various aspects of its evaluation and compliance efforts.

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, re-assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In performing this re-assessment, management used the criteria established by COSO. Based upon this re-assessment, our management has concluded that, as of December 31, 2010, the Company did not maintain effective controls over its accounting for stock issuances, complex, non-routine transactions  involving the identification of derivative instruments (the warrants issued as part of the April 6, 2010 Securities Purchase Agreement) and inventory of equipment.  Specifically, the Company’s controls were not designed or operating effectively to ensure that the Series A and B Warrants were completely and accurately recorded as a derivative financial liability, measured at fair value, with changes in fair value recognized as a gain or loss for each reporting period thereafter, the valuation of common stock and warrants issued by the Company and accounting for incremental and direct costs incurred to issue common stock. Additionally, adequate controls and procedures were not in place to ensure timely inventory of equipment on hand and used in operating activities. These control deficiencies resulted in the restatement of the financial statements for: (i) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 2, 2010, (ii) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 3, 2010, (iii) the fiscal year ended December 31, 2010 included in the Form 10-K filed with the SEC on March 22, 2011, (iv) the fiscal quarter ended March 31, 2011 included in the Form 10-Q filed with the SEC on May 9, 2011 and (v) the fiscal quarter ended June 30, 2011 included in the Form 10-Q filed with the SEC on August 19, 2011.

In the Company’s original filing of the 2010 Annual Report on Form 10-K, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.  However in connection with the restatement discussed in Note 2 to the consolidated financial statements, management has subsequently determined that the material weaknesses described above existed as of December 31, 2010.  As a result of these material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the criteria set forth in COSO.  Accordingly, management has restated its report on internal control over financial reporting.

Our independent registered public accounting firm, Brown Armstrong Accountancy Corporation, which audited the consolidated financial statements included in this amended annual report on Form 10-K/A, has issued an attestation report, included below, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting.

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment. The company did not maintain effective controls over its accounting for stock issuances, complex, non-routine transactions involving the identification of derivative instruments and inventory of equipment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2010 financial statements, and this report does not affect our report dated March 22, 2011 (except for Note 2, as to which the date is November 3, 2011) on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Tri-Valley Corporation has not maintained effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, and cash flows of Tri-Valley Corporation, and our report dated March 22, 2011 (except for Note 2, as to which the date is November 3, 2011) expressed an unqualified opinion.

BROWN ARMSTRONG
ACCOUNTANCY CORPORATION

Bakersfield, California
November 3, 2011

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

Mr. Kandle joined Tri-Valley Oil & Gas Co. in June 1998 as Vice President, Engineering, and was named Senior Vice President, Corporation Development, in 2010.  He is a 1965 graduate of the Montana School of Mines where he received a Bachelor of Science in Petroleum Engineering.  Mr. Kandle has nearly 45 years of experience in drilling, production, and operations, beginning his professional career with Mobil in 1965 where he specialized in deep well drilling.  After his time with Mobil, Mr. Kandle held the positions of Vice President & Chief Engineer of Great Basins Petroleum; Vice President, Engineering, with Star Resources; and Vice President, Engineering, with Atlantic Oil Company.   Mr. Kandle plans to retire from the Company and from all Company subsidiary positions in April 2011.  Please refer to Part II, Item 8. Financial Statements, Note 16 – Subsequent Events .

James G. Bush - 61	President of Select Resources Corporation, Inc. Bakersfield, California	2007

Mr. Bush joined the Company in June 2007, and brings a wide range of experience with over 30 years in the natural resource industry (oil, gas, and minerals), the consulting business, and in heavy industry.  Prior to joining Tri-Valley, Mr. Bush spent ten years with the U.S. Department of Energy’s Pacific Northwest National Laboratory as a Manager of Business and Technology Development from 1996 to 2007, and the preceding ten years with ICF Kaiser Engineers.  Prior to those assignments, he worked for Atlantic Richfield (on- and offshore Alaska and Texas), Aspen Exploration, and the Anaconda Copper Mining Company.  His areas of expertise include oil and gas exploration and drilling, uranium exploration and drilling, and metals exploration, with particular expertise in gold placer exploration and mining.  Mr. Bush received his Bachelor of Science in Geology from Ohio State University and his Master of Science from the South Dakota School of Mines and Technology.  He is certified by the American Institute of Professional Geologists and is a registered geologist in the States of Alaska and Washington.  He also served three years in the U.S. Navy’s Seabees.  Mr. Bush, subsequently, left the Company in January 2011, following the elimination of the position of President of Select Resources Corporation, Inc., and the assumption of the related responsibilities by other corporation officers.  Please refer to Part II, Item 8. Financial Statements, Note 16 – Subsequent Events .

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

Code of Ethics

We have adopted a code of ethics that applies to our directors, officers and employees.  The code is also posted on our website ( www.tri-valleycorp.com ).

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
James G. Bush, President, Select Resources Corporation, Inc.
Michael P. Stark, Vice President, Exploration, Tri-Valley Corporation

Objectives of Tri-Valley Corporation’s Executive Compensation Program

We believe that the skill and dedication of executive officers and other management personnel are critical factors impacting Tri-Valley’s long-term success in meeting its business objectives, as well as, fostering growth and profitability. Accordingly, the Personnel and Compensation Committee has designed Tri-Valley Corporation’s compensation program in accordance with the Company’s compensation philosophy, the objectives of which are to:

●	Motivate and retain Tri-Valley Corporation executive officers,

●	Attract new executives with the requisite skill sets to implement and achieve Tri-Valley Corporation’s business strategy, and

●	Align executive compensation with the attainment of strategic business objectives that increase shareholder value.

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

Other Benefits

In addition to base salaries, annual cash bonus awards, and long-term equity-based incentives, Tri-Valley provides the following other forms of compensation:

●
401(K) Profit Sharing Plan . The Company has a Defined Contribution (“DC”) Profit Sharing/401(K) Plan, designed to assist employees in saving for their retirement. The Company contributes to the Plan, in cash, at the rate of three percent (3%) of an employee’s wages or salary. The Company’s contributions to the Plan vest immediately upon receipt.

●
Health and Welfare Benefits . Employees are eligible to participate in medical, dental, vision, life insurance, and tax-advantaged healthcare accounts to meet their health and welfare needs. These benefits are provided on a competitive basis for human talent within the Company’s marketplace and industry. This is a fixed component of compensation, and the benefits are provided on a non-discriminatory basis to all employees.

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

Personnel and Compensation Committee Report

The Personnel and Compensation Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management, and based upon such review and discussion, it has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, as amended.

Submitted by the Personnel and Compensation Committee of the Board of Directors:

Dr. Henry Lowenstein, Chairman
G. Thomas Gamble

Summary Compensation Table
The following table summarizes the compensation of the executive officers of the Company and its subsidiaries for the fiscal years ended December 31, 2010, 2009, and 2008:

	Fiscal			Stock	Option	Company 401(K)	All Other	Total
	Year	Salary	Bonus	Awards	Awards	Contribution	Compensation	Compensation
Name	Ending	($)	($) (1)	($) (2)	($) (3)	($)	($) (4)	($)
( a )	( b )	( c )	( d )	( e )	( f )	( g )	(ii )	( j )
F. Lynn Blystone, CEO	12/31/10	$39,039	$-	$-	$1,162,000	$1,050	$-	$1,202,089
	12/31/09	$210,000	$6,650	$-	$7,366	$-	$-	$224,016
	12/31/08	$210,000	$38,950	$-	$6,300	$-	$-	$255,250

Maston N. Cunningham, President, COO & CEO	12/31/10	$190,020	$15,000	$-	$48,900	$5,701	$-	$259,621
	12/31/09	$171,025	$-	$-	$53,950	$4,175	$-	$229,150

John E. Durbin, CFO	12/31/10	$180,000	$12,000	$-	$57,600	$5,400	$-	$255,000
	12/31/09	$45,000	$-	$-	$19,200	$450	$-	$64,650

Joseph R. Kandle, SVP Corporate Development	12/31/10	$210,700	$-	$-	$187,050	$6,322	$-	$404,072
	12/31/09	$210,700	$-	$-	$7,560	$6,571	$-	$224,831
	12/31/08	$180,350	$-	$5,922	$3,780	$5,410	$-	$195,462

James G. Bush. President Select Resources	12/31/10	$163,800	$-	$-	$89,160	$4,914	$-	$257,874
	12/31/09	$171,662	$-	$-	$96,260	$5,349	$-	$273,271
	12/31/08	$169,758	$-	$-	$84,980	$5,093	$-	$259,831

James C. Kromer, VP Operations	12/31/10	$206,283	$12,000	$-	$25,200	$5,580	$-	$249,063
	12/31/09	$116,800	$-	$-	$33,600	$2,670	$-	$153,070

Michael P. Stark, VP Exploration	12/31/10	$131,250	$7,000	$-	$16,875	$3,375	$-	$158,500

(1)  End of year cash special performance bonus.
(2)  Stock awards are valued at the closing market price on the date of issuance.
(3)  Stock option and warrant grants are valued for fair values on the date of grant using the Black-Scholes model and reflected as    compensation to our officers as vesting occurs.  See Part II, Item 8. Financial Statements, Note 6 – Related Party Transactions .
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

Option Grants during the Fiscal Year Ended December 31, 2010, to Named Executive Officers

The following table sets forth information regarding options and warrants for the purchase of shares granted during the fiscal year ended December 31, 2010, to the Named Executive Officers:

	Number of Shares	% of Total	Exercise Price	Market Value
	Underlying Options	Options Granted	Per Share	of Securities	Expiration
Name	Granted	in Fiscal Year	($/Security)	Options (4)	Date

F. Lynn Blystone (1)	700,000	52.0%	$1.85	$ 0	3/2015

Michael P. Stark (2)	150,000	11.2%	$0.99	$ 0	6/2015

Joseph R. Kandle (3)	435,000	32.3%	$0.54	$ 13,050	5/2014

(1)	The warrants were granted March 5, 2010, and all warrants were vested as of December 31, 2010.
(2)	The options were granted June 7, 2010, and 18,750 options were vested as of December 31, 2010.
(3)	The warrants were granted November 22, 2010, and all warrants were vested as of December 31, 2010.
(4)	Based upon the difference between the exercise price per share and the market closing price of $0.57 per share as of December 31, 2010.

Outstanding Equity Awards Table to Named Executive Officers and Directors

Name	Number of Securities Underlying		Option Exercise	Option Expiration
	Unexercised Options		Price	Date
	Exercisable	Unexercisable
( a )	(b)	(c)	(d)	(e)

Paul W. Bateman	80,000	20,000	$6.37	8/2/2017

F. Lynn Blystone	700,000	-	$1.85	3/5/2015

James G. Bush	50,000	50,000	$7.88	5/23/2017
	7,000	-	$6.10	7/3/2013
	10,000	-	$1.10	5/18/2014

Maston N. Cunningham	70,000	30,000	$1.28	1/14/2014
	55,000	45,000	$1.10	5/15/2014

John E. Durbin	40,000	60,000	$2.42	10/1/2014

Edward M. Gabriel	80,000	20,000	$6.49	8/1/2017

G. Thomas Gamble	80,000	-	$6.35	5/9/2016

Joseph R. Kandle	435,000	-	$0.54	11/22/2013

James C. Kromer	60,000	40,000	$1.23	5/18/2014

Henry Lowenstein	100,000	-	$6.35	5/9/2016

James S. Mayer	60,000	40,000	$7.25	8/14/2013

Loren J. Miller	-	-	$-	-

Michael P. Stark	18,750	131,250	$0.99	6/7/2015

Compensation of Directors

The Company compensates non-employee directors for their service on the board of directors.

The following table sets forth information regarding the compensation paid to outside directors in 2010:

(a)	(b)	(c)	(d)	(g)	(h)
Name	Fees	Stock Awards (1)	Option Awards (2)	All Other Compensation (3)	Total Compensation
Paul W. Bateman	$9,250	$19,300	$40,200	-	$68,750

Edward M. Gabriel	$1,500	$19,300	$40,800	-	$61,600

G. Thomas Gamble	$15,500	$19,300	-	-	$34,800

Dr. Henry Lowenstein	$16,750	$19,300	-	-	$36,050

James S. Mayer	$1,000	$19,300	$45,000	$104,000	$169,300

Loren J. Miller	$6,500	$19,300	-	-	$25,800

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
Total Group : All Directors and Executive Officers
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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The agreements included as exhibits to this report are included to provide information about their terms and not to provide any other factual or disclosure information about Tri-Valley Corporation or the other parties to the agreements.  The agreements contain representations and warranties by each of the parties to the applicable agreement that were made solely for the benefit of the other agreement parties and :

●	should not be treated as categorical statements of fact, but rather as a way of allocating the risk among the parties if those statements prove to be inaccurate;
●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
●	may apply standards of materiality in a way that is different from the way investors may view materiality; and
●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

(a) (1) and (2). Financial Statements and Financial Statement Schedule

Reference is made to Part II, Item 8. Financial Statements, Tri-Valley Corporation Index, of this Report, where these documents are listed.

(a) (3)	Exhibits

Exhibit
Number	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation, incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-3, filed with the SEC on December 2, 2009.
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.3 of the Company's Form 10-Q for the quarter ended September 30, 2007, filed with the SEC on November 9, 2007.
4.1 *	Rights Agreement as amended May 14, 2010.
4.2	Form of Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.1 of the Company’s Form 8-K dated April 6, 2010, filed with the SEC on April 6, 2010.
4.3	Warrant Agent Agreement, incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K dated April 6, 2010, filed with the SEC on April 6, 2010.
4.4	Form of Series B Warrant to Purchase Common Stock, incorporated by reference to Exhibit 4.2 of the Company’s Form 8-K/A dated April 6, 2010, filed with the SEC on April 7, 2010.
4.5 *	Certificate of Designation in Respect of Series A Preferred Stock as amended.
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

10.5 *	Executive Retirement Agreement and General Release with Joseph R. Kandle, executed on December 6, 2010, amended on February 25, 2011.
10.6 *	Separation Agreement with James G. Bush, executed on February 18, 2011.
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

10.10 *	Agreement to Facilitate Dispute Resolution, dated September 1, 2010.
10.11 *	Agreement to Facilitate Dispute Resolution, dated September 1, 2010.
10.12 *	Purchase and Sale Agreement between the Company and Columbia River Carbonates, dated December 21, 2010.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)
Exhibit
Number	Description of Exhibit
10.13 *	Agreement of Partnership of TVC Opus I Drilling Program, L.P., as amended.
10.14 *	Drilling Program Agreement between the Company and TVC Opus I Drilling Program, L.P.
21.1 *	Subsidiaries of the Registrant.
23.1 *	Consent of Independent Petroleum Engineers and Geologists, Cecil Engineering, Inc., dated February 12, 2011.
23.2 *	Consent of Independent Petroleum Engineers and Geologists, AJM Petroleum Consultants, dated February 18, 2011.
23.3	Consent of Brown Armstrong Accountancy Corporation, dated November 3, 2011, filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) / 15d-14(a), filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) / 15d-14(a), filed herewith.
32.1	Certification Pursuant to 18 U.S.C. §1350, filed herewith.
32.2	Certification Pursuant to 18 U.S.C. §1350, filed herewith.
99.1 *	AJM Petroleum Consultants, Reserve Estimation and Economic Evaluation, Executive Summary, dated January 1, 2011.
99.2 *	Leland B. Cecil, P.E., Evaluation of Oil and Gas Reserves, Tri-Valley Oil & Gas Co., dated December 31, 2010.

*	Previously filed as an exhibit to the Company's original Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 22, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 17, 2011	By: /s/ Maston N. Cunningham
Maston N. Cunningham
President and Chief Executive Officer

November 17, 2011	By: /s/ Gregory L. Billinger
Gregory L. Billinger
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

November 17, 2011	By: /s/ Paul W. Bateman
Paul W. Bateman, Director

November 17, 2011	By: /s/ Edward M. Gabriel
Edward M. Gabriel, Director

November 17, 2011	By: /s/ G. Thomas Gamble
G. Thomas Gamble, Director & Chairman of the Board of Directors

November 17, 2011	By: /s/ Henry Lowenstein
Henry Lowenstein, Ph.D., Director

November 17, 2011	By: /s/ Loren J. Miller
Loren J. Miller, Director