Form 10-Q/A
period 2011-03-31
TRI VALLEY CORP
filed 2011-11-17
CIK 22551

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

i

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends the quarterly report on Form 10-Q for the period ended March 31, 2011, originally filed by Tri-Valley Corporation (“Company”) with the Securities and Exchange Commission (“SEC”) on May 9, 2011. The following items have been amended:

●	PART I—Item 1.	Consolidated Financial Statements
●	PART I—Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	PART I—Item 4.	Controls and Procedures
●	PART II—Item 1.	Legal Proceedings
●	PART II—Item 1A.	Risk Factors
●	PART II—Item 6.	Exhibits

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

The Company performed a re-assessment of the valuation of common stock and warrants issued in connection with its April 2010 registered direct offering  (see December 31, 2010 Form 10-K/A Part II, Item 8. Financial Statements and Supplementary Data, Note 11 – Common Stock and Warrants) and concluded that the values assigned to the common stock and warrants issued were overstated by $6.5 million. The net proceeds from the registered direct offering of $4.6 million ($5.0 million gross proceeds less $0.4 million of stock issuance costs) should have been allocated to the common stock and each series of warrants issued based upon their relative values at the time of issuance. This decrease in the recorded values of the common stock and warrants resulted in a decrease of an equal amount in charges made to the results of operations for the year ended December 31, 2010 (i.e. a decrease in Warrant Expense of $6.1 million and a decrease in General & Administrative expense of $0.4 million).

 The Company performed a re-assessment of its accounting for the Series A, B and C warrants issued in connection with its April 2010 registered direct offering  and concluded that the Series A and B Warrants were within the scope of Accounting Standards Codification 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. ASC 815-40 states, among other things, that contingent and other adjustment features in equity-linked financial instruments are consistent with equity indexation if they are based on variables that would be inputs to a "plain vanilla" option or forward pricing model and they do not increase the settlement amount or the contract's exposure to those variables. The Company's Series A and B warrants issued in April 2010 were initially linked to the Company's own equity shares (i.e. exercise prices of $1.50 per share and $2.15 per share, respectively); however, the Series A and B warrant holders had protective pricing features, whereby the conversion price reset to the price per share received by the Company if the Company subsequently issued common stock at a price per share less than the $1.30 per share paid by the investors in connection with the April 2010 registered direct offering. Resetting the conversion price based on a price per share received from other sales of common stock is not an input to an option pricing model and thus the fair value of the Series A and B warrants were not linked to the Company’s common stock. Accordingly, the Series A and B warrants should have been accounted for as derivative financial liabilities, measured at a fair value of $0.9 million at the date of issuance, with changes in fair value recognized as a gain or loss for each reporting period thereafter. All of the Series A and B warrants were exchanged (or agreed to be exchanged) for common stock of the Company as at December 31, 2010 and the Company recognized $1.8 million of losses on these derivative instruments for the year ended December 31, 2010 (see December 31, 2010 Form 10-K/A Part II, Item 8. Financial Statements and Supplementary Data, Note 11 – Common Stock and Warrants). The Series C warrants did not have similar protective pricing features that are not linked to the Company’s common stock and were appropriately accounted for in equity as originally reported.

The Company performed a re-assessment of its accounting for stock issuance costs incurred in connection with its April 2011 private placement and various at-the-market offerings of common stock (see Part I, Item 1. Financial Statements, Note 5- Changes in Securities).  The Company determined that $0.2 million and $0.6 million for the year ended December 31, 2010 and six-month period ended June 30, 2011, respectively, of stock issuance costs were incorrectly charged to the results of operations and should have been recorded as a reduction in the proceeds received from the sales of common stock (i.e. capital in excess of par value).

In the three-month period ended March 31, 2011, the Company issued warrants to a certain former executive in connection with his retirement agreement as further detailed in Part I, Item 1. Financial Statements, Note 6 – Stock-Based Compensation. The Company charged the fair market value on the date of issuance of these warrants to Warrant Expense in the results of operations for the three-month period ended March 31, 2011. The amount previously reported as Warrant Expense associated with these warrants has been reclassified to Stock-Based Compensation in the results of operations as part of the amendments in this Form 10-Q/A.

The Company performed an analysis of equipment in service on its Claflin property. It was determined that two steam generators with a fair value of $1.7 million were acquired from the TVC OPUS 1 Drilling Program, L.P. in the second quarter of 2010 and the first quarter of 2011 which had not been recognized in the Company’s consolidated financial statements. The correction of this acquisition of equipment is included as part of the amendments in this form 10-Q/A.

The following tables show the effects of the restatement on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2011 and Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three-month period ended March 31, 2011:

CONDENSED CONSOLIDATED BALANCE SHEET	As of March 31, 2011
	As Previously
	Reported	As Restated
Property and Equipment - Net
Other Property and Equipment	2,985,583	4,673,083
Other Assets
Long-Term Receivable from Joint Venture Partners	2,643,570	956,070
Stockholders' Equity
Capital in Excess of Par Value	73,433,620	68,317,328
Accumulated Deficit	(68,448,981)	(63,332,692)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS	For the Three Months Ended
	March 31, 2011
	As Previously
	Reported	As Restated
Costs and Expenses
General & Administrative	2,107,926	1,840,916
Stock-Based Compensation (previously reported as Stock Option Expense)	33,653	46,653
Warrant Expense	13,000	-
Total Costs and Expenses	3,197,145	2,930,135
Net Loss	(2,476,240)	(2,209,230)
Basic Net Loss Per Share	$(0.05)	$(0.04)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS	For the Three Months Ended
	March 31, 2011
	As Previously
	Reported	As Restated
Cash Flows from Operating Activities
Net Loss	(2,476,240)	(2,209,230)
Stock-Based Compensation (previously reported as Stock Option Expense)	33,653	46,653
Warrant Expense	13,000	-
Net Cash Used in Operating Activities	(4,159,913)	(3,892,903)
Cash Provided (Used) by Investing Activities
Capital Expenditures	(232,806)	(1,357,806)
Decrease in Accounts Receivable from Joint Venture Partners	-	1,125,000
Cash Provided by Financing Activities
Net Proceeds from the Issuance of Common Stock	5,484,744	5,217,734
Net Cash Provided by Financing Activities	5,403,168	5,136,158

Except as described above, no other amendments are being made to the disclosures presented in the original Form 10-Q. This amended Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures contained therein in any other way other than as required to reflect the amendments discussed above. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the SEC on May 9, 2010.

TRI-VALLEY CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	March 31, 2011	December 31, 2010
	(Restated)	(Restated)
Current Assets
Cash	$1,628,597	$581,148
Accounts Receivable - Trade	428,132	202,482
Prepaid Expenses	720,114	615,778
Accounts Receivable from Joint Venture Partners	3,943,099	3,943,099
Accounts Receivable - Other	62,655	32,552

Total Current Assets	6,782,597	5,375,059

Property and Equipment - Net
Proved Properties, Successful Efforts Method	1,394,551	1,235,932
Unproved Properties, Successful Efforts Method	1,380,158	1,781,069
Other Property and Equipment	4,673,083	3,702,352

Total Property and Equipment - Net	7,447,792	6,719,353

Other Assets
Deposits	536,749	526,749
Investments in Joint Venture Partnerships	23,285	23,285
Goodwill	212,414	212,414
Long-Term Receivable from Joint Venture Partners	956,070	1,830,317

Total Other Assets	1,728,518	2,592,765

Total Assets	$15,958,907	$14,687,177

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
	March 31, 2011	December 31, 2010
	(Restated)	(Restated)
Current Liabilities
Notes Payable	$76,237	$134,322
Accounts Payable - Trade and Accrued Expenses	6,057,284	7,738,073

Total Current Liabilities	6,133,521	7,872,395

Non-Current Liabilities
Asset Retirement Obligation	185,122	206,183
Long-Term Portion of Notes Payable	431,755	455,246

Total Non-Current Liabilities	616,877	661,429

Total Liabilities	6,750,398	8,533,824

Stockholders' Equity
Series A Preferred Stock - 10.00% Cumulative; $0.001 par, $10.00 liquidation value; 20,000,000
shares authorized; 438,500 shares outstanding	439	439
Common Stock, $0.001 par value; 100,000,000 shares
authorized; 57,528,207 and 44,729,117 at March 31, 2011, and
December 31, 2010, respectively.	57,528	44,730
Less: Common Stock in Treasury, at cost; 21,847 shares	(38,370)	(38,370)
Capital in Excess of Par Value	68,317,328	63,112,393
Warrants	1,363,678	1,350,678
Additional Paid in Capital - Stock Options	2,840,598	2,806,945
Accumulated Deficit	(63,332,692)	(61,123,462)

Total Stockholders' Equity	9,208,509	6,153,353

Total Liabilities and Stockholders' Equity	$15,958,907	$14,687,177

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

  TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended March 31,
	2011	2010
	(Restated)
Revenues
Sale of Oil and Gas	$657,958	$590,398
Partnership Income	2,149	-
Interest Income	189	1,115
Gain on Sale of Asset	10,609	590,799
Other Income	50,000	8,155

Total Revenues	$720,905	$1,190,467

Costs and Expenses
Mining Exploration Expenses	$41,353	$138,828
Production Costs	449,533	420,002
General & Administrative	1,840,916	1,455,352
Interest	14,304	22,610
Depreciation, Depletion & Amortization	118,895	165,388
Stock-Based Compensation	46,653	1,189,661
Impairment Loss	413,021	-
Bad Debt	5,460	-
Total Costs and Expenses	$2,930,135	$3,391,841

Net Loss	$(2,209,230)	$(2,201,374)

Basic Net Loss Per Share
Loss from Operations	$(0.04)	$(0.07)
Basic Loss Per Common Share	$(0.04)	$(0.07)

Weighted Average Number of Shares Outstanding	51,706,752	33,157,081

Weighted Potentially Dilutive Shares Outstanding	53,577,988	34,413,803

No dilution is reported since Net Income is a loss per ASC 260.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

 TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31,
	2011	2010
	(Restated)
Cash Flows from Operating Activities
Net Loss	$(2,209,230)	$(2,201,374)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation, Depletion & Amortization	118,895	165,388
Impairment, Dry Hole & Other Disposals of Property	413,021	-
Stock-Based Compensation	46,653	1,189,661
(Gain) or Loss on Sale of Property	(10,609)	(590,799)
Bad Debt Expense	5,460	-
Director Stock Compensation	-	63,900
Changes in Operating Capital
(Increase) in Accounts Receivable	(250,293)	(796,156)
(Increase) in Deposits, Prepaids & Other Assets	(114,336)	(222,101)
Increase (Decrease) in Accounts Payable, Deferred Revenue & Accrued Expenses	(1,680,789)	1,563,275
(Increase) in Accounts Receivable from Joint Venture Partners	(211,675)	(59,635)
Net Cash Used in Operating Activities	$(3,892,903)	$(887,841)

Cash Used by Investing Activities
Proceeds from the Sale of Property	37,000	732,900
Capital Expenditures	(1,357,806)	(169,518)
Decrease in Accounts Receivable from Joint Venture Partners	1,125,000	-
Net Cash Used by Investing Activities	$(195,806)	$563,382

Cash Provided by Financing Activities
Principal Payments on Long-Term Debt	(81,576)	(67,288)
Net Proceeds from the Exercise of Stock Options	-	2,200
Net Proceeds from the Issuance of Common Stock	5,217,734	400,450

Net Cash Provided by Financing Activities	5,136,158	335,362

Net Increase in Cash and Cash Equivalents	1,047,449	10,903

Cash at the Beginning of Period	581,148	290,926

Cash at End of Period	$1,628,597	$301,829

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

●
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

The accompanying Condensed Consolidated Financial Statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles in the United States of America; and, therefore, should be read in conjunction with our Annual Report on Form 10-K/A, for the year ended December 31, 2010.

Consolidation Policy

The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries, TVOG and Select. Other partnerships in which the Company has an operating or non-operating interest, in which the Company is not the primary beneficiary, and has less than 51% ownership, are proportionately combined.  These include the TVC OPUS 1 Drilling Program, L.P., Martins-Severin, Martins-Severin Deep, and Tri-Valley Exploration 1971-1 Partnership.  All material intra- and intercompany accounts and transactions have been eliminated in combination and consolidation.

BASIS OF PRESENTATION (continued)

Reclassification

In Part I., Financial Information, Item 1. Consolidated Financial Statements, Note 7 – Financial Information Relating to Industry Segments, we have eliminated Non-Segmented Items’ allocation of Total Assets at March 31, 2011, and at December 31, 2010.

Certain other amounts in the prior year financial statements have been reclassified to conform to the 2011 financial statement presentation.

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

The Company performed a re-assessment of the valuation of common stock and warrants issued in connection with its April 2010 registered direct offering  (see December 31, 2010 Form 10-K/A Part II, Item 8. Financial Statements and Supplementary Data, Note 11 – Common Stock and Warrants) and concluded that the values assigned to the common stock and warrants issued were overstated by $6.5 million. The net proceeds from the registered direct offering of $4.6 million ($5.0 million gross proceeds less $0.4 million of stock issuance costs) should have been allocated to the common stock and each series of warrants issued based upon their relative values at the time of issuance. This decrease in the recorded values of the common stock and warrants resulted in a decrease of an equal amount in charges made to the results of operations for the year ended December 31, 2010 (i.e. a decrease in Warrant Expense of $6.1 million and a decrease in General & Administrative expense of $0.4 million).

 The Company performed a re-assessment of its accounting for the Series A, B and C warrants issued in connection with its April 2010 registered direct offering  and concluded that the Series A and B Warrants were within the scope of Accounting Standards Codification 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity (“ASC 815-40”), formerly Emerging Issues Task Force Issue No. 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock. ASC 815-40 states, among other things, that contingent and other adjustment features in equity-linked financial instruments are consistent with equity indexation if they are based on variables that would be inputs to a "plain vanilla" option or forward pricing model and they do not increase the settlement amount or the contract's exposure to those variables. The Company's Series A and B warrants issued in April 2010 were initially linked to the Company's own equity shares (i.e. exercise prices of $1.50 per share and $2.15 per share, respectively); however, the Series A and B warrant holders had protective pricing features, whereby the conversion price reset to the price per share received by the Company if the Company subsequently issued common stock at a price per share less than the $1.30 per share paid by the investors in connection with the April 2010 registered direct offering. Resetting the conversion price based on a price per share received from other sales of common stock is not an input to an option pricing model and thus the fair value of the Series A and B warrants were not linked to the Company’s common stock. Accordingly, the Series A and B warrants should have been accounted for as derivative financial liabilities, measured at a fair value of $0.9 million at the date of issuance, with changes in fair value recognized as a gain or loss for each reporting period thereafter. All of the Series A and B warrants were exchanged (or agreed to be exchanged) for common stock of the Company as at December 31, 2010 and the Company recognized $1.8 million of losses on these derivative instruments for the year ended December 31, 2010 (see December 31, 2010 Form 10-K/A Part II, Item 8. Financial Statements and Supplementary Data, Note 11 – Common Stock and Warrants). The Series C warrants did not have similar protective pricing features that are not linked to the Company’s common stock and were appropriately accounted for in equity as originally reported.

In the three-month period ended March 31, 2011, the Company issued warrants to a certain former executive in connection with his retirement agreement as further detailed in Part I, Item 1. Financial Statements, Note 6 – Stock-Based Compensation. The Company charged the fair market value on the date of issuance of these warrants to Warrant Expense in the results of operations for the three-month period ended March 30, 2011. The amount previously reported as Warrant Expense associated with these warrants has been reclassified to Stock-Based Compensation in the results of operations as part of the amendments in this Form 10-Q/A.

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

NOTE 2 -  RESTATEMENT (Continued)

The Company performed an analysis of equipment in service on its Claflin property. It was determined that two steam generators with a fair value of $1.7 million were acquired from the TVC OPUS 1 Drilling Program, L.P. in the second quarter of 2010 and the first quarter of 2011 which had not been recognized in the Company’s consolidated financial statements. The correction of this acquisition of equipment is included as part of the amendments in this form 10-Q/A.

The following tables show the effects of the restatement on the Company’s Condensed Consolidated Balance Sheet as of March 31, 2011 and Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three-month period ended March 31, 2011:

CONDENSED CONSOLIDATED BALANCE SHEET	As of March 31, 2011
	As Previously
	Reported	As Restated
Stockholders' Equity
Capital in Excess of Par Value	73,433,620	68,317,328
Accumulated Deficit	(68,448,981)	(63,332,692)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS	For the Three Months Ended
	March 31, 2011
	As Previously
	Reported	As Restated
Costs and Expenses
General & Administrative	2,107,926	1,840,916
Stock-Based Compensation (previously reported as Stock Option Expense)	33,653	46,653
Warrant Expense	13,000	-
Total Costs and Expenses	3,197,145	2,930,135
Net Loss	(2,476,240)	(2,209,230)
Basic Net Loss Per Share	$(0.05)	$(0.04)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS	For the Three Months Ended
	March 31, 2011
	As Previously
	Reported	As Restated
Cash Flows from Operating Activities
Net Loss	(2,476,240)	(2,209,230)
Stock-Based Compensation (previously reported as Stock Option Expense)	33,653	46,653
Warrant Expense	13,000	-
Net Cash Used in Operating Activities	(4,159,913)	(3,892,903)
Cash Provided by Financing Activities
Net Proceeds from the Issuance of Common Stock	5,484,744	5,217,734
Net Cash Provided by Financing Activities	5,403,168	5,136,158

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

NOTE 4 - SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

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

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855). ASU No. 2010-09 amends ASC Topic 855 to include the definition of “SEC filer” and alleviate the obligation of SEC filers to disclose the date through which subsequent events have been evaluated. ASU No. 2010-09 became effective during February 2010. See Part II, Item 8. Financial Statements, Note 16 – Subsequent Events, in the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2010, for the Company’s disclosures of subsequent events.

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

NOTE 5 - CHANGES IN SECURITIES

Common Stock

During the first quarter of 2011, 40,962 shares of common stock were issued under the terms of a Settlement Agreement and Release of Claims in settlement of lease termination litigation over the Company’s Lenox Ranch oil and gas leases located in its Pleasant Valley Oil Sands Project near Oxnard, California.  See Item 3., Legal Proceedings, Lenox v. Tri-Valley Corporation, No. 56-2009-00358492-CU-OR-VTA, Superior Court, Ventura County, California, in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, for additional discussion.

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

NOTE 6 - STOCK-BASED COMPENSATION

For the three months ended March 31, 2011 and March 31, 2010, the Company issued warrants to former executives in connection with retirement agreements.  The Company charged the fair market value on the date of issuance of these warrants to Warrant Expense in the results of operation. The amounts previously reported as Warrant Expense associated with these warrants have been reclassified to Stock-Based Compensation in the results of operation as part of the amendments in this Form 10-Q/A

Stock-Based Compensation charged to the results of operations for the three months ended March 31, 2011 and March 31, 2010 was $0.04 million and $$1.2 million, respectively.   For further information regarding Stock-Based Compensation, please refer to Part II, Item 8. Financial Statements, Note 3 – Summary of Significant Accounting Policies, in our Annual Report on Form 10-K/A, for the year ended December 31, 2010.

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

The following table sets forth our revenues by operating segment for the three months ended March 31, 2011, and March 31, 2010, in millions of U.S. Dollars:

	For The Three Months Ended March 31,
	2011	2010
Revenues
Oil and Gas Operations	$0.70	$1.20
Minerals	$-	$-
Non-Segmented Items	$-	$-
Consolidated Revenues:	$0.70	$1.20

The following table sets forth our net loss by segment, in millions of U.S. Dollars:

	For The Three Months Ended March 31,
	2011	2010
Results of Operations
Oil and Gas Operations	$(0.30)	$0.60
Minerals	$(0.10)	$(0.20)
Non-Segmented Items	$(1.80)	$(2.60)
Net Loss	$(2.20)	$(2.20)

The following table summarizes our total assets, in millions of U.S. Dollars, at March 31, 2011, and December 31, 2010:

	March 31, 2011	December 31, 2010
Total Assets
Oil and Gas Operations	$15.50	$14.30
Minerals	$0.50	$0.40
Total Consolidated Assets	$16.00	$14.70

NOTE 8 - GOING CONCERN

The Company had a cash balance of $0.6 million as of December 31, 2010.  That balance increased by $1.0 million to $1.6 million at March 31, 2011.  Current liabilities as of December 31, 2010, were $7.9 million and $6.1 million as of March 31, 2011, a decrease of $1.8 million.  See Part II, Item 8. Financial Statements, Note 12 - Commitments and Contingencies, Contractual Obligations and Contingent Liabilities and Commitments, in our Annual Report on Form 10-K/A, for the year ended December 31, 2010, for additional discussion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company is dependent on raising additional capital; however, certain factors, such as the economic climate and interest rates, which directly affect the supply of capital, are beyond the Company’s control.  As such, the Company has no certainty that capital will be available when needed; and these conditions raise substantial doubt about its ability to continue as a going concern.   See Part II, Item 8. Financial Statements, Note 15 – Going Concern, in our Annual Report on Form 10-K/A, for the year ended December 31, 2010, for additional discussion.

NOTE 9 - SUBSEQUENT EVENTS

Executive Retirement Agreement and General Release with Mr. Joseph R. Kandle

On December 6, 2010, and amended on February 25, 2011, the Company executed an Executive Retirement Agreement and General Release (“Executive Agreement and Release”) with Mr. Joseph R. Kandle, Senior Vice President, Corporate Development, for the Company.  The Executive Agreement and Release provided for Mr. Kandle’s retirement from the Company and all Company subsidiary positions, effective April 1, 2011.  Please see Part III, Item 15. Exhibits and Financial Statement Schedules, Exhibit Number 10.5, Executive Retirement Agreement and General Release with Joseph R. Kandle, executed on December 6, 2010, amended on February 25, 2011, in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, for additional discussion.  The required disclosures of the Executive Agreement and Release have been incorporated into the Company’s Consolidated Financial Statements.

Unregistered Sale of Equity Securities

On April 19, 2011, the Company announced that it had entered into a Stock Purchase Agreement (the “Purchase Agreement”) on April 19, 2011, with certain accredited investors (the “Purchasers”) to sell and issue to the Purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated there under, an aggregate of 10,070,000 shares of common stock (the “Common Shares”) at a purchase price of $0.50 per share, resulting in aggregate gross proceeds to the Company of $5,035,000 (the “Private Placement”).  The Private Placement closed on April 21, 2011.  The Company received net proceeds at the closing of approximately $4.7 million after the deduction of placement agent commissions and offering expenses.  Please see Item 1.01 Entry into a Material Definitive Agreement, and Item 3.02 Unregistered Sale of Equity Securities, in our Current Report on Form 8-K, filed with the SEC on April 21, 2011, for additional discussion.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notice Regarding Forward-Looking Statements

All statements contained in this Quarterly Report that refer to future events or other non-historical matters are forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” or “predicts,” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions based on management’s expectations as of the date of this Quarterly Report, and involve known and unknown risks, uncertainties and other factors, including, without limitation, those disclosed under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under “Part II, Item 1A. Risk Factors” contained in this Quarterly Report, as well as those other risks and factors that are discussed in our filings with the SEC from time to time, including, but not limited to, under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K/A for the year ended December 31, 2010.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report to conform such statements to actual results or to reflect events or circumstances occurring after the date of this Quarterly Report.

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

●	Reached a favorable settlement of lease termination litigation brought in 2009 by the lessors of the our Lenox Ranch oil and gas leases located in the Pleasant Valley Oil Sands Project;
●	Reviewed our business strategy and current corporate events at the ROTH Capital Partners 23 rd Annual Growth Stock Conference on March 16, 2011;
●	Resolved our continued listing deficiency with respect to Section 1003(a)(iii) of the NYSE Amex LLC Company Guide; and
●	Implemented actions to reduce general and administrative costs by approximately $1.0 million annually.

Notable Items and Expectations for the Second Quarter and Full Year 2011:

●	Reviewed our business strategy and current corporate events at the Independent Petroleum Association of America (“IPAA”) Oil & Gas Symposium New York (“OGIS New York”) on April 13, 2011;
●	Entered into a long-term lease for a new office location to significantly reduce cost and improve efficiency;
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

RESULTS OF OPERATIONS

For The Three Months Ended March 31, 2011, Compared With The Three Months Ended March 31, 2010:

CONSOLIDATED

For the quarter ended March 31, 2011, total revenues were $0.7 million, compared with $1.2 million in the first quarter of 2010, a decrease of $0.5 million. The decrease in total revenues between the two periods resulted from a gain on sale of asset of $0.6 million in the first quarter of 2010, offset by an increase of $0.1 million in the sale of oil and gas in the first quarter of 2011.  Total costs and expenses for the first quarter of 2011 were $2.9 million, compared with $3.4 million in the first quarter of 2010, a decrease of $0.5 million.  The decrease was attributable to reductions in mining exploration expenses, interest expense, depreciation, depletion and amortization, and stock-based compensation, offset by an increase in general and administrative, attributable to higher legal expenses and capital formation fees incurred in the first quarter of 2011, partially offset by lower total salary and benefits expense.  Our net loss remained constant at $2.2 million.

RESULTS OF OPERATIONS (Continued)

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

The following table sets forth our revenues and changes in revenues by segment for the first quarters of 2011 and 2010, in millions of U.S. Dollars:

	For The Three Months Ended March 31,		Increase
	2011	2010	(Decrease)	Change (%)
Revenues
Oil and Gas Operations	$0.70	$1.20	$(0.50)	-41.67%
Minerals	$-	$-	$-	0.00%
Non-Segmented Items	$-	$-	$-	0.00%
Consolidated Revenues:	$0.70	$1.20	$(0.50)	-41.67%

Net Loss

The following table sets forth our net loss and changes in net loss by segment in the first quarters of 2011 and 2010, in millions of U.S. Dollars:

	For The Three Months Ended March 31,		Increase
	2011	2010	(Decrease)	Change (%)
Results of Operations
Oil and Gas Operations	$(0.30)	$0.60	$(0.90)	-150.00%
Minerals	$(0.10)	$(0.20)	$0.10	50.00%
Non-Segmented Items	$(1.80)	$(2.60)	$0.80	31.00%
Net Loss	$(2.20)	$(2.20)	$(0.0)	0.0%

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

General and administrative expenses were $1.8 million for the three months ended March 31, 2011, compared with $1.5 million for the three months ended March 31, 2010; an increase of $0.3 million.  The increase in general and administrative expenses between the comparable quarters was primarily attributable to higher legal expenses incurred during the first quarter of 2011, partially offset by lower total salary and benefits expense, versus the same period in 2010.

Costs and Expenses (Continued)

First quarter 2011 stock-based compensation decreased by $1.1 million from the first quarter of 2010.  The first quarter 2010 expense was attributable to the issuance of 700,000 warrants to our former Chairman of the Board of Directors and Chief Executive Officer to purchase Tri-Valley Corporation common shares, as provided in his Executive Agreement and Release (“Executive Agreement and Release”) with the Company.   See Exhibit 10.4, Executive Retirement Agreement and General Release with F. Lynn Blystone, in the Company’s Form 10-K/A for the year ended December 31, 2010, for additional discussion.

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

NON-SEGMENTED ITEMS

Non-Segmented revenues are primarily derived from partnership income in partnerships in which we have less than a 51% ownership.  To measure the segment’s operating income or loss, we allocate costs and expenses in the same manner as revenue; however, all items that are general and administrative in nature and are not directly traceable to a segment, are considered non-segmented expenses.  Non-Segmented expenses decreased from $2.6 million in the first three months of 2010 to $1.8 million in the first three months of 2011, a decrease of $0.8 million.  The decrease was mainly attributable to substantially lower stock-based compensation expense for the first three months of 2011, compared with the same period in 2010, offset by increased general and administrative expense during the first quarter of 2011.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Total current assets were $6.8 million at March 31, 2011, $1.4 million higher than at year-end 2010.  Cash at March 31, 2011, was $1.0 million higher than at year-end 2010, primarily as a result of sales of our common stock during the second half of March 2011.   Accounts receivable - trade at March 31, 2011, increased by $0.2 million over the balance at December 31, 2010.  This increase between the reporting periods resulted from of both higher production volumes and higher oil prices.  Prepaid expenses at March 31, 2011, increased by $0.1 million from year-end 2010, as a result of higher advanced royalty payments.  Total property and equipment - net increased by $0.7 million from year-end 2010, as a result of the acquisition of a steam generator for the Claflin property partially offset by the impairment loss incurred for expired leases and scheduled depreciation.    Total current liabilities decreased by $1.8 million during the first quarter of 2011 from December 31, 2010.  The decrease was attributable to pay downs in trade accounts payable, combined with decreased overall vendor activity during the first quarter of 2011.

Operating Activities

Net cash used in operating activities was $3.9 million for the three months ended March 31, 2011, compared with $0.9 million for the same reporting period in 2010.  The increase in net cash used in operating activities between the two reporting periods was due primarily attributable to our net loss, a reduction in trade accounts payable, an increase in total accounts receivable, and an increase in total other assets.

Investing Activities

Net cash used by investing activities was $0.2 million for the first three months of 2011, compared with net cash provided by investing activities of $0.6 million for the same reporting period in 2010.  During the first quarter of 2011, proceeds from the sale of property were minimal as compared to the first quarter of 2010, when we received $0.7 million from the sale of a steam generator.  Net capital expenditures for well maintenance and improvements remained basically unchanged at $0.2 million.

Financing Activities

Net cash provided by financing activities during the first quarter of 2011 was $5.1 million, as compared with $0.3 million for the same quarter in 2010.  The difference of $4.8 million between the two reporting periods was attributable to sales of our common stock during the first quarter of 2011.

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

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, which are based on historical experience and on other assumptions that we believe to be reasonable. In the event that any of our estimates and assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A summary of our critical accounting policies is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part II, of our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010.

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

 ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of March 31, 2011. The Chief Executive Officer and Chief Financial Officer concluded, based on their evaluation of these controls and procedures required by paragraph (b) of Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, that our disclosure controls and procedures were effective as of March 31, 2011 to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

However, in connection with the filing of this Amendment No. 1 to the Company’s quarterly report on Form 10-Q/A, the Company’s Chief Executive Officer and Interim Chief Financial Officer re-evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures, and concluded that  material weaknesses existed with respect to the Company’s reporting of complex, non-routine transactions and inventory of equipment as of the end of the period covered by this quarterly report on Form 10-Q/A.  The first weakness was primarily a result of our interpretation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s own Equity” with respect to its application to the Series A and B Warrants, the valuation of common stock and warrants issued by the Company and accounting for incremental and direct costs incurred to issue common stock. The second weakness was primarily a result of inadequate controls and procedures involving the timely inventory of equipment on hand and used in operating activities.  These weaknesses required the restatement of our consolidated financial statements as of and for the year ended December 31, 2010 and as of and for the three-month period ended March 31, 2011 covered by this quarterly report on Form 10-Q/A.

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

Lenox v. Tri-Valley Corporation , No. 56-2009-00358492-CU-OR-VTA, Superior Court, Ventura County, California

On September 25, 2009, the lessors of our Lenox and Snodgrass oil and gas leases (“Lenox/Snodgrass Leases”) filed a quiet title action against us.  On February 22, 2011, the quiet title action was resolved by a Settlement Agreement and Release of Claims.  Under the terms of the Settlement Agreement and Release of Claims, the primary term of the Lenox/Snodgrass Leases has been extended by three years until May 1, 2014, and the lessors waived payment of 2009 and 2010 annual surface rentals and minimum royalties, among other matters.  Please see Part II, Item 8. Financial Statements, Note 16 – Subsequent Events, in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, for additional discussion.

ITEM 1A.   RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information contained in this Quarterly Report, before deciding whether to invest in shares of our common stock.Additional risks and uncertainties that we do not presently know or that we currently deem immaterial may also impair our business, financial condition, operating results and prospects. If any of the following risks actually occur, our business, financial condition, operating results and prospects would suffer. In that case, the trading price of our common stock would likely decline, and you might lose all or part of your investment in our common stock.

Risks Involved in Our Business Generally

If we are unable to obtain additional funding, our business and financial condition will be materially impaired, and we may find it difficult to continue as a going concern.

As of March 31, 2011, our accumulated deficit was $63.3 million, our cash balance was approximately $1.6 million and our total current liabilities were approximately $6.1 million.  Total receivables from joint venture partners were $4.9 million as of March 31, 2011.  Our independent accountants included a going concern qualification in their report on our financial statements for the year ended December 31, 2010, noting that our ability to continue as a going concern is dependent on additional sources of capital and the success of our business strategy.

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

ITEM 1A.   RISK FACTORS (continued)

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

On November 22, 2010, the Company and Mr. Kandle agreed to the terms of Mr. Kandle’s retirement from all positions he held with the Company, including as Senior Vice President of Corporate Development.  We did not believe that we needed to file an 8-K to report the agreement to such terms, and thus no such report was filed by us.  Mr. Kandle’s planned retirement was reported in our Annual Report on Form 10-K/A for the year ended December 31, 2010, which we refer to as the 2010 Form 10-K/A, and his retirement was effective on April 1, 2011.  However, we may have been required to file a Form 8-K under Item 5.02(b) on or before November 26, 2010, in order to report Mr. Kandle’s retirement effective April 1, 2011.

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

ITEM 1A.   RISK FACTORS (continued)

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

Risks Involved in Our Oil and Gas Operations

Oil and natural gas prices are volatile and change for reasons that are beyond our control, and decreases in the price we receive for our oil and natural gas production adversely affect our business, financial condition, results of operations, and liquidity .

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

ITEM 1A.   RISK FACTORS (continued)

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

You should not assume that the present values referred to in our SEC filings, such as in our 2010 Form 10-K/A, represent the current market value of our estimated oil and natural gas reserves. The timing and success of the production and the expenses related to the development of oil and natural gas properties, each of which is subject to numerous risks and uncertainties, will affect the timing and amount of actual future net cash flows from our proved reserves and their present value. In addition, our present value estimates are based on assumed future prices and costs. Actual future prices and costs may be materially higher or lower than the assumed prices and costs. Further, the effect of derivative instruments, if any, is not reflected in these assumed prices. Also, the use of a 10% discount factor to calculate the present value of projected future net income may not necessarily represent the most appropriate discount factor given actual interest rates and risks to which our business, or the oil and natural gas industry in general, are subject.

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

ITEM 1A.   RISK FACTORS (continued)

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

ITEM 1A.   RISK FACTORS (continued)

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

The marketability of our production is dependent upon gathering systems, transportation facilities, and processing facilities that we do not control, and if these facilities or systems become unavailable, our operations can be interrupted and our revenues reduced .

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

ITEM 1A.   RISK FACTORS (continued)

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

ITEM 1A.   RISK FACTORS (continued)

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

ITEM 1A.   RISK FACTORS (continued)

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

ITEM 1A.   RISK FACTORS (continued)

 On July 2, 2010, the NYSE Amex notified us by letter that we were not in compliance with a certain standard for continued listing on the exchange as required under the NYSE Amex Company Guide at such time. Specifically, Section 1003(a) (iii) of the Company Guide requires a company to maintain a minimum of $6 million in stockholders’ equity, if the company has sustained losses from continuing operations and/or net losses in its five most recent fiscal years. In response we submitted a plan to regain compliance with Section 1003(a) (iii) of the Company Guide. On April 1, 2011, we received notice from the NYSE Amex that we had resolved our listing deficiencies, and we are now in compliance with all NYSE Amex continued listing standards.

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

Our stockholder rights plan, provisions in our charter documents, and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock, and could entrench management .

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

ITEM 2.   UNREGISTERED SALES OF EQIITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2011, 40,962 shares of common stock were issued under the terms of a Settlement Agreement and Release of Claims in settlement of lease termination litigation over the Company’s Lenox Ranch oil and gas leases located in its Pleasant Valley Oil Sands Project near Oxnard, California.  See Item 3. Legal Proceedings, Lenox v. Tri-Valley Corporation, No. 56-2009-00358492-CU-OR-VTA, Superior Court, Ventura County, California, in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2010, for additional discussion.  Stock issuance cost for the first quarter of 2011 was $21,042.  This cost included $15,000 related to 30,000 shares of restricted common stock granted to an employee under an Executive Retirement Agreement and General Release but not issued until April 1, 2011.

 ITEM 5.   OTHER INFORMATION

As previously reported in a Form 8-K filing with the SEC on March 30, 2011, on March 29, 2011, our Board of Directors amended and restated our bylaws to, among other things, establish advance notice procedures with respect to a stockholder’s nomination of a candidate for election as director, the failure to comply with which would allow us to determine that such nomination shall be disregarded for having failed to have been properly brought before the meeting.  See “ — Stockholder Nominations of Directors” on page 15 of our Definitive Proxy Statement on Schedule 14A, filed with the SEC on May 3, 2011, for, among other things, the additional requirements with which a stockholder must comply in order to present director nominations at an annual meeting of our stockholders.

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

TRI-VALLEY CORPORATION

November 17, 2011	/s/ Maston N. Cunningham
Maston N. Cunningham
President and Chief Executive Officer

November 17, 2011	/s/ Gregory L. Billinger
Gregory L. Billinger
Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Bylaws, effective as of March 29, 2011 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, filed with the SEC on March 30, 2011).

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