Form 10-Q/A
period 2011-06-30
TRI VALLEY CORP
filed 2011-11-17
CIK 22551

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer”, “non-accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

i

 EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A amends the quarterly report on Form 10-Q for the period ended June 30, 2011, originally filed by Tri-Valley Corporation (“Company”) with the Securities and Exchange Commission (“SEC”) on August 19, 2011. The following items have been amended:

●	PART I—Item 1.	Consolidated Financial Statements
●	PART I—Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
●	PART I—Item 4.	Controls and Procedures
●	PART II—Item 1.	Legal Proceedings
●	PART II—Item 1A.	Risk Factors
●	PART II—Item 6.	Exhibits

As disclosed in a Current Report on Form 8-K the Company filed with the SEC on October 24, 2011, the Company determined on October 18, 2011 that the Company’s previously filed financial statements for: (i) the fiscal quarter ended June 30, 2010 included in the Form 10-Q filed with the SEC on August 2, 2010, (ii) the fiscal quarter ended September 30, 2010 included in the Form 10-Q filed with the SEC on November 3, 2010, (iii) the fiscal year ended December 31, 2010 included in the Form 10-K filed with the SEC on March 22, 2011, (iv) the fiscal quarter ended March 31, 2011 included in the Form 10-Q filed with the SEC on May 9, 2011 and (v) the fiscal quarter ended June 30, 2011 included in the Form 10-Q filed with the SEC on August 19, 2011, needed to be restated to correct the valuation of, and accounting for, the common stock and warrants issued by the Company in a registered direct offering  of securities in April 2010, the accounting for incremental and direct costs incurred to issue common stock and the acquisition of assets from the TVC OPUS 1 Drilling Program, L.P as further discussed below.

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

In the six-month period ended June 30, 2011, the Company issued warrants to a certain former executive in connection with his retirement agreement as further detailed in Part I, Item 1. Financial Statements, Note 6 – Stock-Based Compensation. The Company charged the fair market value on the date of issuance of these warrants to Warrant Expense in the results of operations for the six-month period ended June 30, 2011. The amount previously reported as Warrant Expense associated with these warrants has been reclassified to Stock-Based Compensation in the results of operations as part of the amendments in this Form 10-Q/A.

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

The following tables show the effects of the restatement on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2011 and Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2011:

CONDENSED CONSOLIDATED BALANCE SHEET	As of June 30, 2011
	As Previously
	Reported	As Restated
Property and Equipment - Net
Proved Properties, Successful Efforts Method	3,847,873	6,097,873
Other Property and Equipment	2,717,908	2,155,408
Other Assets
Long-Term Receivable from Joint Venture Partners	3,060,417	1,372,917
Stockholders' Equity
Capital in Excess of Par Value	78,137,630	72,655,693
Accumulated Deficit	(71,085,320)	(65,603,386)

	For the Six Months Ended
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS	June 30, 2011
	As Previously
	Reported	As Restated
Costs and Expenses
General & Administrative	3,835,055	3,202,398
Stock-Based Compensation (previously reported as Stock Option Expense)	193,038	206,038
Warrant Expense	13,000	-
Total Costs and Expenses	6,336,171	5,703,514
Net Loss	(5,112,581)	(4,479,924)
Basic Loss Per Common Share	(0.09)	(0.08)

	For the Six Months Ended
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS	June 30, 2011
	As Previously
	Reported	As Restated
Cash Flows from Operating Activities
Net Loss	(5,112,581)	(4,479,924)
Stock-Based Compensation (previously reported as Stock Option Expense)	193,038	206,038
Warrant Expense	13,000	-
Net Cash Used in Operating Activities	(6,704,157)	(6,071,500)
Cash Provided (Used) by Investing Activities
Capital Expenditures	(2,453,531)	(3,578,531)
Decrease in Accounts Receivable from Joint Venture Partners	-	1,125,000
Cash Flows from Financing Activities
Net Proceeds from the Issuance of Common Stock	10,108,529	9,475,872
Net Cash Provided by Financing Activities	10,003,552	9,370,895

Except as described above, no other amendments are being made to the disclosures presented in the original Form 10-Q. This amended Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures contained therein in any other way other than as required to reflect the amendments discussed above. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q with the SEC on August 19, 2011.

TRI-VALLEY CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS
	June 30, 2011	December 31, 2010
	(Restated)	(Restated)
Current Assets
Cash	$1,523,512	$581,148
Accounts Receivable - Trade	364,410	202,482
Prepaid Expenses	694,073	615,778
Accounts Receivable from Joint Venture Partners	3,943,099	3,943,099
Accounts Receivable - Other	450,712	32,552

Total Current Assets	6,975,806	5,375,059

Property and Equipment - Net
Proved Properties, Successful Efforts Method	6,097,873	1,235,932
Unproved Properties, Successful Efforts Method	712,831	1,781,069
Other Property and Equipment	2,155,408	3,702,352

Total Property and Equipment - Net	8,966,112	6,719,353

Other Assets
Deposits	403,752	526,749
Investments in Joint Venture Partnerships	23,285	23,285
Goodwill	212,414	212,414
Long-Term Receivable from Joint Venture Partners	1,372,917	1,830,317

Total Other Assets	2,012,368	2,592,765

Total Assets	$17,954,286	$14,687,177

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
	June 30, 2011	December 31, 2010
	(Restated)	(Restated)
Current Liabilities
Notes Payable	$70,212	$134,322
Accounts Payable - Trade and Accrued Expenses	5,922,663	7,738,073

Total Current Liabilities	5,992,875	7,872,395

Non-Current Liabilities
Asset Retirement Obligation	192,379	206,183
Long-Term Portion of Notes Payable	414,380	455,246

Total Non-Current Liabilities	606,759	661,429

Total Liabilities	6,599,634	8,533,824

Stockholders' Equity
Series A Preferred Stock - 10.00% Cumulative; $0.001 par, $10.00 liquidation value; 20,000,000
shares authorized; 438,500 shares outstanding	439	439
Common Stock, $0.001 par value; 100,000,000 shares
authorized; 67,615,407 and 44,729,117 at June 30, 2011, and
December 31, 2010, respectively.	67,615	44,730
Less: Common Stock in Treasury, at cost; 161,847 and 21,847 at June 30, 2011 and December 31, 2010, respectively.	(129,370)	(38,370)
Capital in Excess of Par Value	72,655,693	63,112,393
Warrants	1,363,678	1,350,678
Additional Paid in Capital - Stock Options	2,999,983	2,806,945
Accumulated Deficit	(65,603,386)	(61,123,462)

Total Stockholders' Equity	11,354,652	6,153,353

Total Liabilities and Stockholders' Equity	$17,954,286	$14,687,177

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
	(Restated)	(Restated)	(Restated)	(Restated)
Revenues
Sale of Oil and Gas	$474,099	$465,216	$1,132,057	$920,989
Interest Income	231	904	420	2,019
Gain on Sale of Asset	17,123	1,082,693	27,732	1,673,492
Other Income	11,232	7,810	63,381	15,965

Total Revenues	502,685	1,556,623	1,223,590	2,612,465

Costs and Expenses
Mining Exploration Expenses	64,242	85,561	105,595	224,389
Production Costs	459,597	247,177	909,130	532,554
General & Administrative	1,361,482	1,974,457	3,202,398	3,429,809
Interest	102,387	33,250	116,691	55,860
Depreciation, Depletion & Amortization	123,312	168,904	242,207	334,292
Stock -Based Compensation	159,385	24,278	206,038	1,213,939
Derivative Instruments Loss	-	1,213,567	-	1,213,567
Impairment Loss	502,974	-	915,995	-
Bad Debt	-	-	5,460	-

Total Costs and Expenses	2,773,379	3,747,194	5,703,514	7,004,410

Net Loss	$(2,270,694)	$(2,190,571)	$(4,479,924)	$(4,391,945)

Basic Net Loss Per Share:
Loss from Operations	$(0.03)	$(0.06)	$(0.08)	$(0.13)
Basic Loss Per Common Share:	$(0.03)	$(0.06)	$(0.08)	$(0.13)

Weighted Average Number of Shares Outstanding	65,698,722	36,902,102	58,741,555	35,039,904

Weighted Potentially Dilutive Shares Outstanding	67,617,719	40,851,924	60,660,552	36,550,615

No dilution is reported since Net Income is a loss per ASC 260.

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2011	2010
	(Restated)	(Restated)
Cash Flows from Operating Activities
Net Loss	$(4,479,924)	$(4,391,945)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities
Depreciation, Depletion & Amortization	242,207	334,292
Impairment, Dry Hole & Other Disposals of Property	915,995	-
Stock -Based Compensation	206,038	1,213,939
Unrealized Loss on Derivative Instruments	-	1,213,567
(Gain) on Sale of Property	(27,732)	(1,673,492)
Director Stock Compensation	90,312	95,400
Changes in Operating Capital
(Increase) in Accounts Receivable	(580,088)	(926,923)
(Increase) or Decrease in Deposits, Prepaids & Other Assets	44,702	(641,659)
(Increase) or Decrease in Accounts Receivable from Joint Venture Partners	(667,600)	786,471
(Decrease) in Accounts Payable, Deferred Revenue & Accrued Expenses	(1,815,410)	(1,715,139)
Net Cash Used in Operating Activities	(6,071,500)	(5,705,489)

Cash Provided (Used) by Investing Activities
Proceeds from the Sale of Property	96,500	3,059,341
Capital Expenditures	(3,578,531)	(1,371,976)
Decrease in Accounts Receivable from Joint Venture Partners	1,125,000	562,500

Net Cash Used by Investing Activities	(2,357,031)	2,249,865

Cash Provided (Used) by Financing Activities
Principal Payments on Long-Term Debt	(104,977)	(161,920)
(Purchase) of Treasury Stock	-	(25,000)
Net Proceeds from the Issuance of Stock Options	-	2,200
Net Proceeds from the Issuance of Common Stock	9,475,872	5,041,446

Net Cash Provided by Financing Activities	9,370,895	4,856,726

Net Increase in Cash and Cash Equivalents	942,364	1,401,102

Cash at the Beginning of Period	581,148	290,926

Cash at the End of Period	$1,523,512	$1,692,028

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

The accompanying Condensed Consolidated Financial Statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles in the United States of America; and, therefore, should be read in conjunction with our Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

In the six-month period ended June 30, 2011, the Company issued warrants to a certain former executive in connection with his retirement agreement as further detailed in Part I, Item 1. Financial Statements, Note 6 – Stock-Based Compensation. The Company charged the fair market value on the date of issuance of these warrants to Warrant Expense in the results of operations for the six-month period ended June 30, 2011. The amount previously reported as Warrant Expense associated with these warrants has been reclassified to Stock-Based Compensation in the results of operations as part of the amendments in this Form 10-Q/A.

NOTE 2 – RESTATEMENT (Continued)

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

The following tables show the effects of the restatement on the Company’s Condensed Consolidated Balance Sheet as of June 30, 2011 and Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows for the six-month period ended June 30, 2011:

CONDENSED CONSOLIDATED BALANCE SHEET	As of June 30, 2011
	As Previously
	Reported	As Restated
Property and Equipment - Net
Proved Properties, Successful Efforts Method	3,847,873	6,097,873
Other Property and Equipment	2,717,908	2,155,408
Other Assets
Long-Term Receivable from Joint Venture Partners	3,060,417	1,372,917
Stockholders' Equity
Capital in Excess of Par Value	78,137,630	72,655,693
Accumulated Deficit	(71,085,320)	(65,603,386)

	For the Six Months Ended
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS	June 30, 2011
	As Previously
	Reported	As Restated
Costs and Expenses
General & Administrative	3,835,055	3,202,398
Stock-Based Compensation (previously reported as Stock Option Expense)	193,038	206,038
Warrant Expense	13,000	-
Total Costs and Expenses	6,336,171	5,703,514
Net Loss	(5,112,581)	(4,479,924)
Basic Loss Per Common Share	(0.09)	(0.08)

	For the Six Months Ended
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS	June 30, 2011
	As Previously
	Reported	As Restated
Cash Flows from Operating Activities
Net Loss	(5,112,581)	(4,479,924)
Stock-Based Compensation (previously reported as Stock Option Expense)	193,038	206,038
Warrant Expense	13,000	-
Net Cash Used in Operating Activities	(6,704,157)	(6,071,500)
Cash Provided (Used) by Investing Activities
Capital Expenditures	(2,453,531)	(3,578,531)
Decrease in Accounts Receivable from Joint Venture Partners	-	1,125,000
Cash Flows from Financing Activities
Net Proceeds from the Issuance of Common Stock	10,108,529	9,475,872
Net Cash Provided by Financing Activities	10,003,552	9,370,895

NOTE 3 – PER SHARE COMPUTATIONS

Per share computations are based upon the weighted-average number of common shares outstanding during each period reported. As there were net losses at June 30, 2011, and 2010, common stock equivalents are not included in the computations, as their inclusion would be anti-dilutive.

NOTE 4 – SUMMARY OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-05, Compensation – Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation  ASU 2010-05 updates existing guidance to address the SEC staff’s views on overcoming the presumption that for certain shareholders escrowed share arrangements represent compensation.  ASU 2010-05 became effective on January 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position or results of operation.

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

In February 2010, the FASB issued ASU 2010-09, Subsequent Events (Topic 855.). ASU 2010-09 amends ASC Topic 855 to include the definition of “SEC filer” and alleviate the obligation of SEC filers to disclose the date through which subsequent events have been evaluated. ASU 2010-09 became effective during February 2010. See Part II, Item 8. Financial Statements, Note 16 – Subsequent Events, in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2010, for the Company’s disclosures of subsequent events.

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

NOTE 6 - STOCK-BASED COMPENSATION

For the six months ended June 30, 2011 and three and six months ended June 30, 2010, the Company issued warrants to former executives in connection with retirement agreements.  The Company charged the fair market value on the date of issuance of these warrants to Warrant Expense in the results of operation. The amounts previously reported as Warrant Expense associated with these warrants have been reclassified to Stock-Based Compensation in the results of operation as part of the amendments in this Form 10-Q/A.

NOTE 6 - STOCK-BASED COMPENSATION (Continued)

Stock-Based compensation expense charged to the results of operations for the three and six months ended June 30, 2011 was $0.2 million (less than $0.1 million and $1.2 million for the three and six months ended June 30, 2010, respectively).  For further information regarding stock-based compensation, please refer to Part II, Item 8. Financial Statements, Note 3 – Summary of Significant Accounting Policies, in our Annual Report on Form 10-K/A for the year ended December 31, 2010.

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

The following table sets forth our net income (loss) by segment for the three months ended June 30, 2011, and 2010 and for the six months ended June 30, 2011, and 2010, in millions of U.S. Dollars:

	For the Three Months Ended	For the Three Months Ended	Increase
	June 30, 2011	June 30, 2010	(Decrease)	Change %
Results of Operations
Oil and Gas Operations	(0.70)	1.00	(1.70)	-170%
Minerals	(0.10)	(0.10)	-	0%
Non-Segmented Items	(1.50)	(3.10)	1.60	52%
Net Loss	$(2.30)	$(2.20)	(0.10)	-5%

	For the Six Months Ended	For the Six Months Ended	Increase
	June 30, 2011	June 30, 2010	(Decrease)	Change %
Results of Operations
Oil and Gas Operations	(1.00)	1.90	(2.90)	-153%
Minerals	(0.20)	(0.30)	0.10	33%
Non-Segmented Items	(3.30)	(6.00)	2.70	45%
Net Loss	$(4.50)	$(4.40)	(0.10)	-2%

NOTE 7 - FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS (Continued)

The following table summarizes our total assets, in millions of U.S. Dollars at June 30, 2011, and December 31, 2010:

	June 30, 2011	December 31, 2010
Total Assets
Oil and Gas Operations	17.00	14.30
Minerals	1.00	0.40
Total Consolidated Assets	$18.00	$14.70

NOTE 8 - GOING CONCERN

We had a cash balance of $0.6 million at December 31, 2010.  That balance increased by $0.9 million to $1.5 million at June 30, 2011.  Current liabilities as of December 31, 2010, were $7.9 million and $6.0 million as of June 30, 2011, a decrease of $1.9 million.  See Part II, Item 8. Financial Statements, Note 12 - Commitments and Contingencies, Contractual Obligations and Contingent Liabilities and Commitments, in our Annual Report on Form 10-K/A for the year ended December 31, 2010, for additional discussion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  We are dependent on raising additional capital; however, certain factors, such as the economic climate and interest rates, which directly affect the supply of capital, are beyond the Company’s control.  As such, the Company has no certainty that capital will be available when needed; and these conditions raise substantial doubt about our ability to continue as a going concern.   See Part II, Item 8. Financial Statements, Note 15 – Going Concern, in our Annual Report on Form 10-K/A for the year ended December 31, 2010, for additional discussion.

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

NOTE 9 - SUBSEQUENT EVENTS (Continued)

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

NOTE 9 - SUBSEQUENT EVENTS (Continued)

OPUS Matters

As disclosed in greater detail in Part II. Other Information, Item 5. Other Information—OPUS Matters, contained elsewhere in this Quarterly Report on Form 10-Q/A, the Company has entered into a term sheet with the OPUS Special Committee in connection with the restructuring of OPUS and the resolution of alleged claims first brought to the Company’s attention by OPUS partner, G. Robert Miller, in August 2010.  Pursuant to the term sheet, $32.3 million (plus 5.25% per annum simple interest attributable to the OPUS Preferred Return Amount, as described below) will be allocated to current OPUS partners on a prospective basis from the following two sources:

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

For additional information, please see Part II. Other Information, Items 1A (Risk Factors) and 5 (Other Information) contained elsewhere in this Quarterly Report on Form 10-Q/A.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notice Regarding Forward-Looking Statements

All statements contained in this Quarterly Report that refer to future events or other non-historical matters are forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” or “predicts,” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions based on management’s expectations as of the date of this Quarterly Report, and involve known and unknown risks, uncertainties and other factors, including, without limitation, those disclosed under this “ Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and under “Part II, Item 1A. Risk Factors” contained in this Quarterly Report, as well as those other risks and factors that are discussed in our filings with the SEC from time to time, including, but not limited to, under “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K/A for the year ended December 31, 2010 and under “Part II, Item 1A. Risk Factors” contained in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report to conform such statements to actual results or to reflect events or circumstances occurring after the date of this Quarterly Report.

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

Overview (Continued)

On August 18, 2011, we reached preliminary, amicable terms with the OPUS Special Committee for the resolution of issues with OPUS.  For additional information, please refer to Part II. Other Information, Item 5. Other Information—OPUS Matters, contained elsewhere in this Quarterly Report on Form 10-Q/A, which is incorporated by reference herein.

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

Total costs and expenses for the three months ended June 30, 2011, were $2.8 million versus $3.7 million for the second quarter of 2010, a reduction of $1.1 million.  For the six-month period ended June 30, 2011, total costs and expenses were $5.7 million compared with $7.0 million for the same period of 2010, a decrease of $1.3 million.

The decrease in total costs and expenses for the second quarter of 2011 versus the same reporting period of 2010 was primarily attributable to a $1.2 million loss on derivative instruments incurred in the second quarter of 2010. The Series A and B Warrants issued in April 2010, which were accounted for as derivative financial liabilities with changes in the fair values recognized as gains or losses on derivative instruments, were fully exercised or exchanged by December 31, 2010. Reductions in general and administrative expenses of $0.6 million were offset by an impairment loss of $0.5 million for expired leases, as well as, $0.1 million in stock-based compensation.  The reduction in general and administrative expenses between the second quarters of 2011 and 2010 reflected lower total salary and benefits expenses following staff reductions, as well as, lower legal expenses resulting from settlement of litigation on one of our Pleasant Valley Oil Sands Project leases during the first quarter of the year.

The decrease in total costs and expenses for the six-month period ended June 30, 2011, versus the same reporting period last year was primarily attributable to a $1.2 million loss on derivative instruments incurred in the second quarter of 2010; to reductions in mining exploration expenses of $0.1 million, following the disposition of the Admiral Calder calcium carbonate quarry; to a reduction in stock-based compensation of $1.0 million; to increased production costs of $0.4 million from increased production activity in 2011 at our Claflin Project; and to an impairment loss of $0.9 million for expired leases and a decrease  in  general and administrative expenses of $0.2 million due to lower total salary and benefit and legal expenses.

Out net loss for the three months ended June 30, 2011 has remained constant compared to the same period in 2010 at $2.2 million as decreases in oil and gas revenues were offset by decreases in total costs and expenses.  Our net loss for the six months ended June 30, 2011 is $4.5 million compared to a net loss for the six months ended June 30, 2010 of $4.4 million as decreases in oil and gas revenues were mostly offset by decreases in total costs and expenses.

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

Net Loss

The following tables set forth our net loss and changes in net loss by segment in the second quarters and first halves of 2011 and 2010, in millions of U.S. Dollars:

	For the Three Months Ended	For the Three Months Ended	Increase
	June 30, 2011	June 30, 2010	(Decrease)	Change %
Results of Operations
Oil and Gas Operations	(0.70)	1.00	(1.70)	-170%
Minerals	(0.10)	(0.10)	-	0%
Non-Segmented Items	(1.50)	(3.10)	1.60	52%
Net Loss	$(2.30)	$(2.20)	(0.10)	-5%

	For the Six Months Ended	For the Six Months Ended	Increase
	June 30, 2011	June 30, 2010	(Decrease)	Change %
Results of Operations
Oil and Gas Operations	(1.00)	1.90	(2.90)	-153%
Minerals	(0.20)	(0.30)	0.10	33%
Non-Segmented Items	(3.30)	(6.00)	2.70	45%
Net Loss	$(4.50)	$(4.40)	(0.10)	-2%

RESULTS OF OPERATIONS (Continued)

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

General and administrative expenses for the second quarter of 2011 were $1.4 million versus $2.0 million during the same quarter of 2010.  The reduction in general and administrative expenses between the second quarters of 2011 and 2010 reflected lower total salary and benefits expenses following staff reductions, as well as, lower legal expenses resulting from settlement of litigation on one of our Pleasant Valley Oil Sands Project leases during the first quarter of the year.  General and administrative expenses for the six months ended June 30, 2011 were $3.2 million versus $3.4 million for the same quarter of 2010. The reduction in general and administrative expenses for the six months ended June 30, 2011 compared to the same period in 2010 reflected lower total salary and benefit and legal expenses during the first half of 2011, versus the prior year.

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

Stock-based compensation for the six months ended June 30, 2011 and 2010 was $0.2 million and $1.2 million, respectively. The decrease of $1.0 million in stock-based compensation for the six months ended June 30, 2011 was primarily due to warrants issued to a former executive in connection with his retirement agreement in the first six months of 2010.

For the three and six months ended June 30, 2011, the unrealized loss on derivative instruments was zero versus $1.2 million for the same periods of 2010.  The Series A and B Warrants issued in April 2010, were accounted for as derivative financial liabilities and were fully exercised or exchanged by December 31, 2010. The $1.2 million in unrealized derivative loss on these derivative financial liabilities for the three and six months ended June 30, 2010 resulted from a change in their fair values from the date of issuance to June 30, 2010 based on the Black-Scholes option pricing model.

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

RESULTS OF OPERATIONS (Continued)

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

NON-SEGMENTED ITEMS

Non-segmented revenues are primarily derived from partnership income in partnerships in which we have less than a 51% ownership.  To measure the segment’s operating income or loss, we allocate costs and expenses in the same manner as revenue; however, all items that are general and administrative in nature and are not directly traceable to a segment, are considered non-segmented expenses.  Non-segmented net loss decreased from $3.1 million during the second quarter of 2010 to $1.5 million during the second quarter of 2011, a decrease of $1.6 million.  The decrease was mainly attributable to lower unrealized derivative instruments loss and general and administrative expenses for the second quarter of 2011, compared with the same period in 2010.  Non-segmented net loss decreased from $6.0 million during the first half of 2010 to $3.3 million during the first half of 2011, a decrease of $2.7 million.  As with the decrease in net loss between the reporting quarters of 2010 and 2011, the decrease in net loss between the six-month reporting periods of 2010 and 2011 was primarily attributable to lower unrealized derivative instruments loss and general and administrative expenses plus the decrease in stock-based compensation between the periods.

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY

Total current assets were $7.0 million at June 30, 2011, $1.6 million higher than at year-end 2010.  Cash at June 30, 2011, was $1.5 million, $0.9 million higher than at year-end 2010, primarily as a result of sales of our common stock during the second quarter of 2011.   Accounts receivable - trade at June 30, 2011, increased by $0.2 million over the balance at December 31, 2010.  This increase between the reporting periods resulted from higher production volumes.  Prepaid expenses at June 30, 2011, increased by $0.1 million from year-end 2010, as a result of higher advanced royalty payments.  Total property and equipment increased by $2.2 million from year-end 2010, as a result of $3.6 million in capital expenditures, offset by $1.4 million in impairment losses, scheduled depreciation, and sale of an insignificant oil lease.  Total current liabilities decreased by $1.9 million from December 31, 2010.  The decrease was primarily attributable to pay downs in trade accounts payable during the first six months of 2011.

Operating Activities

Net cash used in operating activities was $6.1 million for the six months ended June 30, 2011, compared with $5.7 million for the same reporting period in 2010.  The increase in net cash used in operating activities between the two reporting periods was primarily attributable to our net loss, a reduction in trade accounts payable, an increase in total accounts receivable, and an increase in total other assets.

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

FINANCIAL CONDITION, CAPITAL RESOURCES, AND LIQUIDITY (continued)

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2011, was $9.4 million, compared with $4.9 million for the same period in 2010.  The difference of $4.5 million between the two reporting periods was attributable to net proceeds from the sales of our common stock during the first quarter of 2011 through our at-the-market facility with C. K. Cooper & Company and the private placement financing which closed in April 2011.

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

ITEM 4.      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of June 30, 2011. The Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation of these controls and procedures required by paragraph (b) of Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, that our disclosure controls and procedures were effective as of June 30,2011 to provide reasonable assurance that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in applicable SEC rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls are met, and no evaluation of controls can provide absolute assurance that all controls and instances of fraud, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended June 30, 2011, that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

However, in connection with the filing of this Amendment No. 1 to the Company’s quarterly report on Form 10-Q/A, the Company’s Chief Executive Officer and Interim Chief Financial Officer re-evaluated, with the participation of management, the effectiveness of the Company’s disclosure controls and procedures, and concluded that  material weaknesses existed with respect to the Company’s reporting of complex, non-routine transactions and inventory of equipment as of the end of the period covered by this quarterly report on Form 10-Q/A.  The first weakness was primarily a result of our interpretation of the guidance in ASC 815-40, “Derivative and Hedging – Contracts in an Entity’s own Equity” with respect to its application to the Series A and B Warrants, the valuation of common stock and warrants issued by the Company and accounting for incremental and direct costs incurred to issue common stock. The second weakness was primarily a result of inadequate controls and procedures involving the timely inventory of equipment on hand and used in operating activities.  These weaknesses required the restatement of our consolidated financial statements as of and for the year ended December 31, 2010 and as of and for the six-month period ended June 30, 2011 covered by this quarterly report on Form 10-Q/A.

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

ITEM 1.   LEGAL PROCEEDINGS (Continued)

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

ITEM 1A.   RISK FACTORS

Information about material risks related to our business, financial condition and results of operations for the quarterly period ended June 30, 2011, does not differ materially from that described in Part I, Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2010as updated in Part II, Item 1A. contained in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2011 other than as set forth below:

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

ITEM 1A.   RISK FACTORS  (Continued)

We will not be allocated any revenues or receive any cash distributions from the new Pleasant Valley joint venture company until the OPUS Preferred Return Amount has been satisfied in full.

As disclosed in greater detail in Part II. Other Information, Item 5. Other Information contained elsewhere in this Quarterly Report on Form 10-Q/A, we have entered into a term sheet with the OPUS Special Committee in connection with the restructuring of OPUS and the resolution of alleged claims first brought to our attention by OPUS partner, G. Robert Miller, in August 2010.  Pursuant to the term sheet, $32.3 million (plus 5.25% per annum simple interest attributable to the OPUS Preferred Return Amount, as described below) will be allocated to current OPUS partners on a prospective basis from the following two sources:

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

ITEM 1A .   RISK FACTORS (Continued)

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
The above description of the Lease is qualified in its entirety by reference to the full text of the Lease, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q/A.

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

The above description of the Lease is qualified in its entirety by reference to the full text of the Lease, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q/A.

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

ITEM 5.   OTHER INFORMATION (Continued)

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

ITEM 5.   OTHER INFORMATION (Continued)

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