Form 10-Q
period 2011-09-30
TRI VALLEY CORP
filed 2011-11-18
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011
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

As of November 18, 2011, the Registrant had 67,615,407 shares of common stock ($0.001 par value) and 438,500 shares of Series A preferred stock ($0.001 par value) outstanding.

i

TRI-VALLEY CORPORATION

ii

PART I.    FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2011	2010
ASSETS
Current Assets
Cash	$60,058	$581,148
Accounts receivable	5,102,324	4,178,133
Prepaid and other	536,972	615,778
	5,699,354	5,375,059

Oil and gas properties (successful efforts basis), other property and equipment, net	9,729,709	6,719,353
Long-term receivables	1,573,125	1,830,317
Other long-term assets	335,827	762,448
	$17,338,015	$14,687,177
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$7,725,599	$7,738,073
Debt	220,212	134,322
	7,945,811	7,872,395

Asset retirement obligations	345,842	206,183
Long-term debt	396,655	455,246
	8,688,308	8,533,824

Commitments and Contingencies	-	-

Stockholders' Equity
Series A preferred stock - 10.00% cumulative; $0.001 par value; $10.00 liquidation value;
20,000,000 shares authorized; 438,500 shares outstanding	439	439
Common stock, $0.001 par value; 100,000,000 shares authorized;
67,777,254 and 44,729,117 shares issued at September 30, 2011 and
December 31, 2010, respectively.	67,777	44,730
Less: common stock in treasury, at cost; 161,847 shares	(38,370)	(38,370)
Capital in excess of par value	72,495,935	63,112,393
Warrants	1,397,425	1,350,678
Additional paid in capital - stock options	3,004,806	2,806,945
Accumulated deficit	(68,278,305)	(61,123,462)
	8,649,707	6,153,353
	$17,338,015	$14,687,177

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues
Oil and gas	$515,745	$447,473	$1,647,802	$1,368,462
Interest income and other	169,230	9,214	233,031	27,198
	684,975	456,687	1,880,833	1,395,660

Costs and Expenses
Oil and gas production	562,789	381,674	1,471,919	914,228
Mining exploration	91,357	118,259	196,952	342,648
General and administrative	1,895,195	1,783,521	5,007,281	5,117,930
Depreciation, depletion and amortization	108,363	180,171	350,570	514,463
Write off and impairment loss	619,022	-	1,535,017	-
Stock-based compensation	53,570	198,756	349,920	1,508,095
Interest	29,598	85,995	146,289	141,855
(Gain) loss on sale of assets	-	85,760	(27,732)	(1,587,732)
Bad debt	-	44,391	5,460	44,391
(Gain) loss on derivative instruments	-	(774,681)	-	438,886
	3,359,894	2,103,846	9,035,676	7,434,764

Net loss	$(2,674,919)	$(1,647,159)	$(7,154,843)	$(6,039,104)

Basic and diluted loss per common share:	$(0.04)	$(0.04)	$(0.12)	$(0.17)

Weighted average number of common shares outstanding	67,615,407	38,088,543	61,624,705	36,082,981

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net loss	$(7,154,843)	$(6,039,104)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation, depletion and amortization	350,570	514,463
Write off and impairment loss	1,535,017	-
Stock-based compensation	349,920	1,508,095
Unrealized loss on derivative instruments	-	438,886
Gain on sale of assets	(27,732)	(1,587,732)
Bad debt	5,460	44,391
Other	18,882	-
Changes in non-cash working capital items:
Increase in accounts receivable	(929,651)	(58,894)
(Increase) decrease in prepaid and other	78,806	(764,629)
Increase (decrease) in accounts payable and accrued expenses	134,770	(835,266)
Net cash used in operating activities	(5,638,801)	(6,779,790)

Investing Activities
Proceeds from sale of assets	96,500	3,059,341
Capital expenditures	(4,384,819)	(1,594,881)
Long term receivables	(97,140)	562,500
Net cash provided by (used in) investing activities	(4,385,459)	2,026,960

Financing Activities
Net proceeds from the issuance of common stock	9,475,872	5,042,380
Principal payments on debt	(122,702)	(322,125)
Proceeds from issuance of debt	150,000	-
Purchase of treasury stock	-	(25,000)
Proceeds from exercise of stock options	-	2,200
Net cash provided by financing activities	9,503,170	4,697,455

Net decrease in cash	(521,090)	(55,375)
Cash at the beginning of period	581,148	290,926
Cash at the end of period	$60,058	$235,551

The accompanying notes are an integral part of these Unaudited Condensed Consolidated Financial Statements.

TRI-VALLEY CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – DESCRIPTION OF BUSINESS

Tri-Valley Corporation (“Tri-Valley” or the “Company”) is a crude oil and natural gas exploitation, development and production company engaged in locating and developing hydrocarbon resources in California. The Company is also engaged in early-stage exploration of precious minerals in Alaska. The Company’s principal business strategy is to enhance stockholder value by generating and developing high-potential exploitation resources in the oil and gas and precious minerals areas. The Company is a Delaware corporation which currently conducts its operations through two wholly-owned subsidiaries. The Company’s principal offices are located at 4927 Calloway Drive, Bakersfield, California 93312.

The Company's two wholly-owned subsidiaries are:

●	Tri-Valley Oil & Gas Co. (“TVOG”) — conducts crude oil and natural gas exploration and production activities at the Pleasant Valley oil sands project near Oxnard, California (“Pleasant Valley”) and the Claflin project within the Edison Field near Bakersfield, California (“Claflin”). TVOG also has interests in gas fields in the Sacramento Valley of northern California. TVOG derives its principal revenue from crude oil and natural gas production.

●
Select Resources Corporation, Inc. (“Select”) — holds and maintains two precious metal properties. The Shorty Creek and Richardson precious metal properties are exploration-stage gold and other minerals prospects in the State of Alaska.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Going Concern and Basis of Presentation

The unaudited condensed consolidated financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  Such financial statements conform to the presentation reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 22, 2011, as amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on November 17, 2011 (“2010 10-K/A”). The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Note 3 — Significant Accounting Policies, included in the Company’s 2010 10-K/A.

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The unaudited condensed consolidated financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates, and material effects on consolidated operating results and consolidated financial position may result.

These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue operations for at least its next fiscal year. Realization values may be substantially different from carrying values as shown and these unaudited condensed consolidated financial statements do not give effect to adjustments that may be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Such adjustments could be material.

At September 30, 2011, the Company had an accumulated deficit of $68.3 million and negative working capital of $2.2 million. For the nine months ended September 30, 2011, cash used in operating activities was $5.6 million and the Company expects to incur further losses in the development of its business. Continuing as a going concern is dependent upon attaining future profitable operations to repay liabilities arising in the normal course of operations and accessing additional capital to develop the Company’s properties. The Company intends to finance its future funding requirements through a combination of strategic investors and/or public and private debt and equity markets, either at a parent company level or at the project level. There is no assurance that the Company will be able to obtain such financing on favorable terms, if at all. Without access to additional financing in the fourth quarter of 2011 and during 2012, there is significant doubt that the Company will be able to continue as a going concern.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include Tri-Valley and its wholly-owned subsidiaries. Joint ventures and partnerships in which the Company has less than a 51% operating or non-operating interest and is not the primary beneficiary are proportionately combined.  All significant intercompany transactions among Tri-Valley and its wholly-owned subsidiaries have been eliminated upon consolidation.

Financial Assets and Liabilities

Financial assets and financial liabilities are measured at fair value on initial recognition. Measurement in subsequent periods depends on whether the financial instrument has been classified as held-for-trading, loans and receivables, or other financial liabilities.

Financial assets and liabilities designated as held-for-trading are subsequently measured at fair value with changes in those fair values charged immediately to earnings. Cash is classified as held-for-trading. Loans and receivables and other financial liabilities are subsequently measured at amortized cost using the effective interest method. The Company classifies accounts receivable as loans and receivables, and accounts payable and accrued expenses, debt and long term debt as other financial liabilities. Transaction costs for other long term financial liabilities are deducted from the related liability and accounted for using the effective interest rate method.

Fair value measurements are classified according to the following hierarchy based on the amount of observable inputs used to value the instrument:

Level 1: Quoted prices are available in active markets for identical assets or liabilities;

Level 2: Quoted prices in active markets for similar assets and liabilities that are observable for the asset or liability; or

Level 3: Unobservable pricing inputs that are generally less observable from objective sources, such as discounted cash flow models or valuations.

Assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy.

Asset Retirement Obligations

The Company accounts for its future asset retirement obligations by recording the fair value of the liability during the period in which it was incurred. The fair value of the obligation is estimated by discounting expected future cash outflows to settle the asset retirement obligation using a credit-adjusted risk-free interest rate. The asset retirement obligation is accreted through interest expense until it is settled.

The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The increase in carrying value of a property associated with the capitalization of an asset retirement cost is included in either unproved or proved oil and gas properties in the consolidated balance sheets. The Company depletes the amount added to proved oil and gas properties using the units-of-production method. The Company’s asset retirement obligations consist of costs related to the plugging of wells, removal of facilities and equipment and site restoration on its oil and gas properties.

The Company recognizes revisions to either the timing or the amount of the original estimate of undiscounted cash outflows as increases or decreases to the asset retirement obligation. Actual retirement costs are recorded against the obligation when incurred. Any difference between the recorded asset retirement obligations and the actual retirement costs incurred is recorded as a gain or loss in the settlement period.

Income Taxes

The Company follows the liability method of accounting for future income taxes. Under the liability method, income tax assets and liabilities are recorded to reflect the expected future tax consequences of tax loss carry-forwards and temporary differences between the carrying value and the tax basis of the Company’s assets and liabilities. A valuation allowance is recorded if the future benefit of income tax assets, including unused tax losses, is not likely to be ultimately realized. The effect of a change in tax rate on future income tax assets and liabilities is recognized in net income in the period in which the change is substantively enacted.

Revenue Recognition

Crude oil and natural gas revenues are recognized as the title and risk of loss transfers to a third party purchaser, net of royalties, transportation, production tax and cost of diluents, as applicable. Diluents are purchased to reduce the viscosity of our crude oil and increase the API gravity of the resulting blend, as per industry practice.

Stock-based Compensation

Options and warrants to purchase common shares are granted to directors, officers, employees and consultants at current market prices. The fair value of the options and warrants at the time of grant is recognized as a stock-based compensation expense in the results of operations over the vesting period of the option or warrant, with a corresponding increase to additional paid-in capital – stock options or warrants, as applicable. Upon the exercise of the stock options or warrants, consideration paid together with the amount previously recognized in additional paid-in capital – stock options or warrants, is recorded as an increase in common stock issued at par value and capital in excess of par. In the event that vested options or warrants expire unexercised, the previously recognized stock-based compensation expense associated with such stock options or warrants is not reversed. Forfeitures are estimated at the grant date and are subsequently adjusted to reflect actual forfeitures.

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per common share amounts are calculated based on net income divided by dilutive common shares. Dilutive common shares are arrived at by adding weighted average common shares to common shares issuable on conversion of options and warrants, using the treasury stock method. The treasury stock method assumes that proceeds received from the exercise of in-the-money options and warrants are used to repurchase common shares at the average market price. As there were net losses for the three and nine months ended September 30, 2011 and 2010, common stock equivalents were not included in the diluted computations, as their inclusion would be anti-dilutive.

Net income per share information is determined using the two-class method, which includes the weighted-average number of common shares outstanding during the period and other securities that participate in dividends (“participating security”). The Company considers the preferred stock to be a participating security because it includes rights to participate in dividends with the common stock. In applying the two-class method, net income is allocated to both common stock shares and the preferred stock common stock equivalent shares based on their respective weighted-average shares outstanding for the period. Net losses are not allocated to preferred stock shares.

Other Comprehensive Income (Loss)

The Company does not have any items of other comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010. Therefore, the net losses are the same as comprehensive net losses for these periods.

Reclassifications

Certain reclassifications have been made to prior periods’ amounts to conform to the classifications used in the current periods. Such reclassifications had no effect on the Company’s financial positions or results of operations for the periods presented.

Restatements of Current Year Interim Periods

The Company performed a re-assessment of its accounting for stock issuance costs incurred in connection with its April 2011 private placement and various at-the-market offerings of common stock during the six months ended June 30, 2011.  The Company determined that $0.3 million of stock issuance costs for each of the three months ended March 31, 2011 and June 30, 2011 were incorrectly charged to the results of operations for those periods and should have been recorded as a reduction in the proceeds received from the sales of common stock (i.e. capital in excess of par value).

Additionally, the Company performed an analysis of equipment in service on its Claflin property. It was determined that a steam generator with a fair value of $1.1 million was acquired from the TVC OPUS 1 Drilling Program, L.P. in the three months ended March 31, 2011 which had not been recognized in the Company’s consolidated financial statements as of and for the three months ended March 31, 2011. There were no effects on net or net loss per share for the three and six months ended March 31, and June 30, 2011, as a result of this restatement.

These corrections were included as part of the amendments to the fiscal quarters ended March 31 and June 30, 2011 included in the respective Form 10-Q/A’s filed with the SEC. The following table reflects the effects of the restatements on the Company’s consolidated net loss and net loss per share for these interim periods:

	Three Months Ended March 31,		Three Months Ended June 30,		Six Months Ended June 30,
	2011		2011		2011
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
Net loss	$(2,476,240)	$(2,209,230)	$(2,636,341)	$(2,270,694)	$(5,112,581)	$(4,479,924)
Basic and diluted loss per common share	$(0.05)	$(0.04)	$(0.04)	$(0.03)	$(0.09)	$(0.08)

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05 “Comprehensive Income (Topic (220): Presentation of Comprehensive Income” which will change the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective on January 1, 2012. Management has determined these changes will not have a significant impact on the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08 “Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which will change the testing of goodwill for impairment. These changes provide an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the fair value of a reporting unit is less than its carrying amount. Such qualitative factors may include the following: macroeconomic conditions; industry and market considerations; cost factors; overall financial performance; and other relevant entity-specific events. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the existing two-step quantitative impairment test, otherwise no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, go directly to the two-step quantitative impairment test. These changes become effective for any goodwill impairment test performed on January 1, 2012 or later, although early adoption is permitted. Management has determined these changes will not have a significant impact on the Company’s consolidated financial statements.

NOTE 3 – OIL AND GAS PROPERTIES AND OTHER PROPERTY AND EQUIPMENT

	September 30, 2011	December 31, 2010
Oil and Gas Properties
Proved properties	$7,927,998	$2,461,745
Unproved properties	444,355	1,781,069
	8,372,353	4,242,814
Accumulated depletion	(1,225,813)	(1,225,813)
	7,146,540	3,017,001
Other Property and Equipment
Land	177,826	177,826
Mineral interests	50,000	50,000
Building	-	45,124
Rig and other machinery and equipment	4,413,958	4,912,622
Vehicles	352,382	634,514
Office furnishings and equipment	331,725	273,279
	5,325,891	6,093,365
Accumulated depreciation	(2,742,722)	(2,391,013)
	2,583,169	3,702,352
	$9,729,709	$6,719,353

The carrying amount of assets pledged as collateral at September 30, 2011 and December 31, 2010 was $0.5 million and $0.9 million, respectively.

NOTE 4 – DEBT

	September 30, 2011	December 31, 2010
Secured loans:
Rig and equipment	$466,867	$518,999
Vehicles	-	13,293
Unregistered restricted common stock	-	57,276
	466,867	589,568
Unsecured demand loan – related party	150,000	-
	616,867	589,868
Less: current portion	220,212	134,322
	$396,655	$455,246

On August 29, 2011, Mr. G. Thomas Gamble, the Chairman of the Board of Directors of Tri-Valley (the “Chairman”), made a short-term demand loan to the Company in the principal amount of $150,000 for additional working capital purposes.  The unsecured loan accrues simple interest at 10% per annum, and is to be repaid in full upon demand. See Note 13 for additional information regarding this loan, and also for information regarding additional short-term demand loans made by the Chairman, through a related trust, to the Company subsequent to September 30, 2011.

The loan secured by the Company’s rig and equipment is repayable in monthly installments until December 30, 2016 and accrues interest at 8% per annum.

NOTE 5 – ASSET RETIREMENT OBLIGATIONS

At September 30, 2011, the Company’s total estimated undiscounted inflated costs to settle its asset retirement obligations were approximately $1.8 million. These costs are expected to be incurred between 2016 and 2040 and have been discounted using a 1.9% inflation rate and a weighted average credit-adjusted risk-free rate of 8% to 10%.

Asset retirement obligations, beginning of period	$206,183
Liabilities incurred	151,943
Accretion expense	12,981
Revisions in estimated cash flows	(25,265)
Asset retirement obligations, end of period	$345,842

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Opus Contingency

The Company is the managing partner and owns royalty and working interests in the TVC OPUS 1 Drilling Program, L.P. (“OPUS”). As discussed in the Company’s notes to the previously filed financial statements for the fiscal quarter ended June 30, 2011 included in its Quarterly Report on Form 10-Q, as amended by Amendment No.1 on Form 10-Q/A, the Company entered into a term sheet with the OPUS Special Committee in August 2011 in connection with the restructuring of OPUS and the resolution of certain alleged claims by OPUS partners. Pursuant to the term sheet, the Company, among other things, would be obligated to pay the OPUS partners $20.3 million (plus a 5.25% per annum simple interest accrual on any unreturned portion thereof until satisfied) (collectively, the “OPUS Preferred Return Amount”). The OPUS Preferred Return Amount will be funded from the Company’s portion of the net cash flow generated by the new joint venture company from the Pleasant Valley property owned by OPUS.  All net cash flow generated by the joint venture company that would otherwise be allocable to the Company will instead be allocated solely to the current OPUS partners until such time as the OPUS Preferred Return Amount is satisfied in full. Assuming satisfaction in full of the OPUS Preferred Return Amount, all net cash flow generated by the joint venture company will be allocated 25% to the Company and 75% to current OPUS partners.

The Company has agreed to pledge its 25% equity interest in the new joint venture company as security for satisfaction of the OPUS Preferred Return Amount.

Consummation of the transactions contemplated by the agreed-upon term sheet is subject to a number of conditions being satisfied, including, but not limited to, the negotiation and execution of definitive agreements, the ratification of the settlement terms and new operating structure by the Board of Directors of Tri-Valley and at least a majority in interest of the OPUS partners (not including the interests held by affiliates of Tri-Valley), and no court order or regulatory action enjoining the consummation of the transactions contemplated by the term sheet. See also Note 9.

Operating Lease Commitments

At September 30, 2011, future net minimum payments for operating leases were:

Remainder of 2011	$33,304
2012	134,177
2013	138,044
2014	142,027
2015	146,130
2016	111,957
$705,639

Commitments

The Company has various commitments to hydrocarbon and mineral interest owners for royalties on production, lease payments and/or work commitments in the ordinary course of business to maintain its lease on such properties. Failure to maintain these commitments could result in penalties or a loss of the hydrocarbon or mineral lease.

NOTE 7 – CHANGES IN SECURITIES

Common Stock

On April 19, 2011, the Company entered into a Stock Purchase Agreement with certain accredited investors (the “Purchasers”) to sell and issue to the Purchasers in reliance on Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 promulgated thereunder, an aggregate of 10,070,000 shares of the Company’s common stock at a purchase price of $0.50 per share, resulting in aggregate gross proceeds to the Company of $5.0 million (the “Private Placement”).  The Private Placement closed on April 21, 2011.  The Company received net proceeds at the closing of approximately $4.7 million after the deduction of placement agent commissions and offering expenses.

On October 22, 2010, and again on February 3, 2011, the Company entered into Sales Agreements with C. K. Cooper & Company (“CKCC”), an investment banking firm, under which the Company issued and sold shares of common stock for consideration of up to $3.0 million under each agreement, from time to time in an at-the-market, or ATM equity offering program, with CKCC acting as the Company’s agent.  The Company concluded its first ATM equity offering program on February 9, 2011, through which, in the aggregate, 6,002,399 shares of common stock had been sold, resulting in gross proceeds of $3.0 million, and net proceeds of $2.8 million, after deducting placement agent commissions and offering expenses.  The Company concluded its second ATM equity offering program on March 30, 2011, through which, in the aggregate, 6,249,824 shares of common stock had been sold, resulting in gross proceeds of $3.0 million, and net proceeds of $2.8 million, after deducting placement agent commissions and offering expenses.

For the nine months ended September 30, 2011, 127,200 shares of common stock were issued to the Company’s directors for services rendered in the twelve months preceding the 2011 Annual Meeting of Stockholders, which was held on June 3, 2011.

Treasury Stock

For the nine months ended September 30, 2011, 140,000 shares of the Company’s common stock pledged as security for the repayment of two notes payable were returned to treasury stock, at no cost to the Company, upon repayment of the notes

Derivative Financial Instruments

As part of the Company’s April 2010 registered direct offering, the Company issued 1,153,848 each of Series A and B warrants which were convertible into Tri-Valley’s common stock at exercise prices of $1.50 per share and $2.14 per share, respectively. The Series A and B Warrants were within the scope of Accounting Standards Codification 815-40, “Derivatives and Hedging – Contracts in Entity’s Own Equity” (“ASC 815-40”). Because the Series A and B warrants contained certain anti-dilution, protective pricing features, they were accounted for as derivative financial liabilities.  As derivative financial liabilities, the Series A and B warrants were measured at fair value, with changes in fair value recognized each reporting period as a gain or loss in the results of operations. The Series A and B warrants were valued at September 30, 2010 with the Black-Scholes option-pricing model using a risk-free interest rate of 1.41% to 2.05%, a volatility factor of 153%, a current common stock price of $0.67 per share, remaining exercise terms of 4.5 to 6.5 years and a dividend yield of 0%.  The Company recognized a $0.4 million loss on these derivative instruments for the nine months ended September 30, 2010. All of the Series A and B warrants were exchanged (or agreed to be exchanged) for common shares of the Company as of December 31, 2010.

NOTE 8 – SEGMENT INFORMATION

Effective for the first quarter of 2011, the Company's businesses were consolidated into two operating segments:

●	Oil and Gas Operations — This segment captures the Company’s crude oil and natural gas exploration and production activities.
●	Minerals — This segment captures the Company’s precious metal mineral exploration activities.

The following tables set forth the Company’s segment assets as of September 30, 2011 and December 31, 2010 and the segment revenues and segment losses for the three and nine months ended September 30, 2011 and 2010:

	Oil and Gas Operations	Minerals	Non-Segment Items	Total
Segment revenue
For the three months ended September 30, 2011	515,941	198,437	(29,403)	684,975
For the three months ended September 30, 2010	450,863	-	5,824	456,687

For the nine months ended September 30, 2011	1,648,357	200,061	32,415	1,880,833
For the nine months ended September 30, 2010	1,373,871	-	21,789	1,395,660

Segment (loss) income
For the three months ended September 30, 2011	(803,832)	96,986	(1,968,073)	(2,674,919)
For the three months ended September 30, 2010	1,615,441	(178,634)	(3,083,966)	(1,647,159)

For the nine months ended September 30, 2011	(1,817,512)	(60,199)	(5,277,132)	(7,154,843)
For the nine months ended September 30, 2010	1,671,839	(523,711)	(7,187,232)	(6,039,104)

Segment assets
As of September 30, 2011	16,926,120	411,895	-	17,338,015
As of December 30, 2010	14,256,689	430,488	-	14,687,177

NOTE 9 – LEGAL PROCEEDINGS

Other than ordinary, routine litigation incidental to Tri-Valley’s business, the Company was involved in the following material litigation or unasserted claims as of September 30, 2011:

Litigation

As previously disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended by Amendment No. 1 thereto on Form 10-Q/A, there is a current litigation matter involving a quiet title action in connection with the Hansen-Scholle lease portion of the Pleasant Valley property.  To date, neither the Company nor OPUS has spent any money on producing oil and gas off this lease.

On May 11, 2010, plaintiffs filed a quiet title action against the Company and a group of lessors known as the “Scholle Heirs.” On July 9, 2010, the Company and the Scholle Heirs filed a cross-complaint for quiet title.  The cross-complaint sought to affirm the validity of the 50% mineral interest owned by the Scholle Heirs and to affirm the validity of the lease, while plaintiffs’ complaint sought to extinguish the mineral interest of the Scholle Heirs and to terminate the lease.

On August 31, 2011, after submission of dueling summary judgment motions, the Court entered summary judgment against the Company and the Scholle Heirs on the title issue declaring that (i) the Scholle Heirs had no mineral rights in the Hansen property and (ii) the lease was not valid.  This ruling was based on purchase documents from the 1970s.  The purchase documents were previously unknown to the Company and not disclosed to the Company until late 2010.  These purchase documents conflict with the publicly available title records that the Company relied on for acquiring the lease.

The key remaining issue is a slander of title claim filed by plaintiffs against the Company and the Scholle Heirs.  Plaintiffs claim damages of up to $4.5 million as stated in their complaint, though the Company believes that it has meritorious defenses and that damages, if any, are limited to attorneys’ fees in connection with clearing title to the property.  The trial for the slander of title claim is currently scheduled to begin December 5, 2011.  While we believe we have meritorious defenses, if there is an adverse judgment against us in the slander of title matter, we could be required to pay damages to the plaintiffs, which, depending on the amount, could have a material and adverse effect on our business, financial condition and results of operations.

Unasserted Claims

As discussed in Note 6, the Company entered into a term sheet with the OPUS Special Committee in August 2011 in connection with the restructuring of OPUS and the resolution of certain alleged claims by OPUS partners. While initial feedback received by the Company from various OPUS investors has been generally supportive of the announced term sheet and proposed settlement terms, certain OPUS investors have expressed discontent with the proposed settlement terms and have threatened to sue the Company and/or report their allegations to federal and state regulators. The threatened claims include allegations of fraudulent inducement to contract, violations of applicable federal and state broker-dealer registration rules, and violations of federal and state antifraud rules in connection with the sale of OPUS securities.  The Company continues to believe that the settlement terms negotiated with the OPUS Special Committee, which the Company expects will be voted on by the OPUS partners later in 2011, are fair and reasonable in light of all known facts and circumstances.  However, the Company cannot predict the possible outcome, nor quantify the effect, of such a suit or the costs of defense if a threatened suit is actually filed.  If such a suit is filed, the Company will analyze any and all defenses it might have relating thereto.  An adverse outcome against the Company could have a material and adverse effect on the Company and its subsidiaries.  Additionally, whether the government regulators determine to review any allegations made is a matter vested in their discretion, a question on which the Company cannot opine.

On October 25, 2011, the Company met with representatives of a property owner in order to resolve a dispute, without the cost and distraction of litigation, arising out of the alleged contamination of a portion of the property owner’s agricultural land from the Company’s production operations on its Pleasant Valley property.  The Company is continuing to investigate the facts and circumstances surrounding such potential contamination.  In an effort to further resolve the dispute amicably, the Company has made, and is continuing to make, progress toward the successful remediation of the property owner’s land, and to ensure that its operations are not the source of any contamination in the future.  As of the date hereof, the Company has incurred approximately $0.7 million in costs relating to this matter.  Approximately $0.4 million of these costs have been reviewed by the insurance carrier, of which $0.2 million of these costs have been approved for coverage by insurance. The Company will continue to seek to recover its future costs through its insurance carriers.  Further, the Company will continue to be engaged in discussions with the property owner for an amicable resolution.  The Company, however, cannot predict whether such efforts will be successful or whether a formal suit will be brought, and if brought, the outcome of such a suit or the costs of defense.

NOTE 10 – RELATED PARTY TRANSACTIONS

As discussed in Note 4, on August 29, 2011, the Chairman made a short-term demand loan to the Company in the principal amount of $150,000 for additional working capital purposes.  The unsecured loan accrues simple interest at 10% per annum, and is to be repaid in full upon demand. See Note 13 for additional information regarding this loan, and also for information regarding certain loans made by the Chairman to the Company subsequent to September 30, 2011.

NOTE 11 – STOCK-BASED COMPENSATION

The Company has outstanding common stock options and warrants issued to employees, directors and non-employees under its equity incentive plan. The Company measures the fair value at the grant date for stock option and warrant grants and records compensation expense over the requisite service period from three to ten years. The expense recognized over the service period includes an estimate of the awards that will be forfeited.  The Company assumes no forfeitures for employee awards based on the Company’s historical forfeiture experience. The fair value of stock options and warrants is calculated using the Black-Scholes option-pricing model on the date of grant.

During the three and nine months ended September 30, 2011 and 2010, the Company recognized stock-based compensation as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Employee, director and non-employee common stock options	$4,820	$198,756	$197,861	$250,446
Director common stock grants	-	-	90,312	95,400
Executive retirement agreements:
Common stock grants	15,000	-	15,000	-
Warrants	33,750	-	46,747	1,162,249
	$53,570	$198,756	$349,920	$1,508,095

As of September 30, 2011, there were 1,040,000 common stock options outstanding with a weighted average exercise price of $3.20 per share and 655,750 common stock options exercisable with a weighted average exercise price of $4.36 per share. For the nine months ended September 30, 2011, the Company issued 135,000 common stock options with a weighted average exercise price of $0.65 per share.

For the nine months ended September 30, 2011 and 2010, the Company issued 125,000 and 700,000 warrants, respectively, to former Company executives pursuant to their executive retirement agreements. The warrants issued in the nine months ended September 30, 2011 have a term of three years with exercise prices of $0.58 per share (75,000 warrants) and $0.54 per share (50,000 warrants) and vested immediately. The 2011 warrants were valued on the date of issuance with the Black-Scholes option-pricing model using a risk-free interest rate of 0.66% to 0.75%, a volatility factor of 139% to 148% and a dividend yield of 0%.  The warrants issued in the nine months ended September 30, 2010 have a term of five years with an exercise price of $1.85 per share. The 2010 warrants were valued on the date of issuance with the Black-Scholes option-pricing model using a risk-free interest rate of 2.42%, a volatility factor of 148% and a dividend yield of 0%. Additionally, in the three months ended September 30, 2011, the Company issued 30,000 common stock shares pursuant to an executive retirement agreement. The common stock shares were issued at fair value based on the closing price of the common stock on the date of grant of $0.50 per share.

The Company’s directors are granted common stock under its equity incentive plan for services rendered. The common stock shares are issued at fair value based on the closing price of the common stock on the date of grant.  The directors were granted 127,200 common stock shares at a fair value of $0.71 per share for the nine months ended September 30, 2011 and 30,000 common stock shares at a fair value of $1.05 per share and 30,000 common stock shares at a fair value of $2.14 per share for the nine months ended September 30, 2010.

NOTE 12 – FINANCIAL INSTRUMENTS AND FINANCIAL RISK FACTORS

Financial instruments are comprised of cash, accounts receivable, long-term receivables, debt, accounts payable and accrued liabilities and long-term debt. Based on management’s assessment of the Company’s credit risk, the fair value of the Company’s financial instruments approximates their carrying values, with the exception of the long-term debt.

Financial Risk Factors

The Company is exposed to a number of different financial risks arising from its normal business operations. These risks include, but are not limited to, exposure to commodity prices, interest rates, credit risk and liquidity risk. There have been no significant changes to the Company’s exposure to risks or to management’s objectives, policies and processes to manage risks from those stated in the Company’s 2010 Form 10-K/A.

NOTE 13 – SUBSEQUENT EVENTS

On October 13, 2011, the Chairman made a short-term demand loan to the Company in the principal amount of $1.0 million, bearing interest at 14% per annum, for additional working capital purposes.  On November 10, 2011, the Chairman made, through a related trust, a third short-term demand loan to the Company in the principal amount of $2.0 million, bearing interest at 14% per annum, on the express conditions that this loan would be (i) combined with his previous $1,150,000 short term demand loans, and collectively secured by a pledge by the Company of its capital stock in TVOG and in Select, and (ii) repaid and replaced by a long-term secured senior note.

The Company and the Chairman’s related trust are currently working on definitive agreements for the related trust to issue a senior secured note to replace the $3,150,000 in short term loans, with accompanying warrant coverage in an amount yet to be negotiated.  The Company expects to use the net proceeds from this senior secured loan, which will mature on December 31, 2012, and bear interest at 14% per annum, for further development of the first drilling phase at the Claflin property, general corporate purposes, and working capital. The Company expects that the senior secured note will be secured by, among other things, a pledge by the Company of its capital stock in TVOG and in Select, with a general continuing guaranty from TVOG secured by the pledge of a security interest in certain of TVOG’s oil and gas leases, including the Claflin property.  As an inducement to the Chairman’s related trust to provide long term funding, the parties expect that it will receive certain yet-to-be-negotiated royalty override rights in the Claflin property, and potentially other contiguous properties. Consummation of the senior secured note transaction is subject to the negotiation and execution of definitive agreements and the approval of the independent members of the Board of Directors of the Company.

None of the leases relating to the Pleasant Valley property will be part of the collateral package securing the senior secured note.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notice Regarding Forward-Looking Statements

All statements contained in this Quarterly Report that refer to future events or other non-historical matters are forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” or “predicts,” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions based on management’s expectations as of the date of this Quarterly Report, and involve known and unknown risks, uncertainties and other factors, including, without limitation, those disclosed under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and under “Part II, Item 1A. Risk Factors” contained in this Quarterly Report, as well as those other risks and factors that are discussed in our filings with the Securities and Exchange Commission (“SEC”) from time to time.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report to conform such statements to actual results or to reflect events or circumstances occurring after the date of this Quarterly Report.

Statements relating to “reserves” are forward-looking statements, as they involve the implied assessment, based on estimates and assumptions that the reserves described exist in the quantities predicted or estimated and can be profitably produced in the future.

THE DISCUSSION AND ANALYSIS OF THE COMPANY’S OIL AND GAS ACTIVITIES, WITH RESPECT TO OIL AND GAS VOLUMES, RESERVES AND RELATED PERFORMANCE MEASURES, PRESENT THE COMPANY’S NET WORKING INTEREST AFTER ROYALTIES,  TRANSPORTATION, PRODUCTION TAX AND THE COST OF DILUENT. ALL TABULAR AMOUNTS ARE EXPRESSED IN US DOLLARS, EXCEPT PER SHARE AND PRODUCTION DATA INCLUDING REVENUES AND COSTS PER BOE.

As generally used in the oil and gas business and throughout this Form 10-Q, the following terms have the following meanings:

bbl	=	barrel	mcf	=	thousand cubic feet
bbls/d	=	barrels per day	mcf/d	=	thousand cubic feet per day
boe	=	barrel of oil equivalent	mmcf	=	million cubic feet
boe/d	=	barrels of oil equivalent per day	mmcf/d	=	million cubic feet per day
mbbls	=	thousand barrels	mmbtu	=	million British thermal units
mboe	=	thousands of barrels of oil equivalent
mboe/d	=	thousands of barrels of oil equivalent per day

Oil equivalents compare quantities of oil with quantities of gas or express these different commodities in a common unit. In calculating barrel of oil equivalents, the generally recognized industry standard is one bbl is equal to six mcf. Boe’s may be misleading, particularly if used in isolation. The conversion ratio is based on an energy equivalent conversion method primarily applicable at the burner tip and does not represent a value equivalency at the wellhead.

Electronic copies of the Company’s filings with the SEC are available, free of charge, through the Company’s website (www.tri-valleycorp.com) or, upon request, by contacting its investor relations department at (415) 568-9349. Alternatively, the SEC maintains a website (www.sec.gov) from which the Company’s periodic reports and other public filings with the SEC can be obtained. Copies of the charters for each of the committees of the Company's board of directors are available through the Company’s website at www.tri-valleycorp.com/investors.

OVERVIEW

We operate as the parent company for our principal subsidiaries, Tri-Valley Oil & Gas Co. (“TVOG”) and Select Resources Corporation, Inc. (“Select”). TVOG conducts crude oil and natural gas exploration and production activities at the Pleasant Valley oil sands project near Oxnard, California (“Pleasant Valley”) and the Claflin project within the Edison Field near Bakersfield, California (“Claflin”).  TVOG also has interests in gas fields in the Sacramento Valley of northern California. TVOG derives its principal revenue from crude oil and natural gas production. Select holds and maintains two major mineral assets in the State of Alaska.

Unless otherwise indicated, our discussion of the results of operations for the three and nine months ended September 30, 2011, is based on a comparison with the corresponding periods of 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Production (boe)	13,631	10,155	34,925	29,707
Realized prices ($/boe)	$68.60	$66.16	$78.15	$66.03
Oil and gas revenue (1)	$515,745	$447,473	$1,647,802	$1,368,462
Net loss	$(2,674,919)	$(1,647,159)	$(7,154,843)	$(6,039,104)
Basic and diluted net loss per common share	$(0.04)	$(0.04)	$(0.12)	$(0.17)

Capital expenditures			$4,384,819	$1,594,881
Net cash used in operating activities			$(5,638,801)	$(6,779,790)
(1) Oil and gas revenues are reported net of transportation and diluent purchased for Pleasant Valley.

The net loss increased $1.0 million and $1.1 million for the three and nine months ended September 30, 2011, respectively. The increases are primarily due to the write off and impairments of our unproved oil and gas properties and other assets in 2011. In addition, in 2010 we had nonrecurring gains and losses on derivative instruments, gains on the sale of various equipment and our interest in the Belridge-Edison field and higher stock-based compensation expense for warrants issued pursuant to executive retirement agreements which are affecting the comparability of our net losses between periods.

Net revenue after operating expenses for oil and gas and mineral operations were slightly negative and $0.2 million for the three months and nine months ended September 30, 2011, respectively, which is comparable to the same periods for 2010.

Capital expenditures increased $2.8 million for the nine months ended September 30, 2011 primarily due to the acquisition of a steam generator in the first quarter of 2011 and drilling of eight new vertical wells at Claflin in the second quarter of 2011.

Net cash used in operating activities for the nine months ended September 30, 2011 decreased $1.1 million primarily due to the collection of amounts due from joint venture partners and other changes in our utilization of working capital.

Oil and Gas Operations

Our oil and gas operations primarily consist of exploring and drilling for, and ultimately producing and selling, crude oil and natural gas. As a result, we derive most of our revenue from the production and sale of crude oil and natural gas. The profitability of our operations in any particular period will be directly related to the realized prices of crude oil and natural gas sold, the type and volume of crude oil and natural gas produced, and the results of development and exploitation activities. Realized prices for natural gas will fluctuate from one period to another due to regional market conditions and other factors, while crude oil prices will be predominantly influenced by global supply and demand.  Crude oil and natural gas prices are volatile and change for reasons that are beyond our control.  Decreases in the price we receive for our crude oil and natural gas production will have an adverse effect on our business, financial condition, results of operations, and liquidity. The aggregate amount of crude oil and natural gas produced may fluctuate based on the success of development and exploitation of oil and gas reserves pursuant to current reservoir management. We benefit from lower natural gas prices as we are a consumer of natural gas in our California operations.  The cost of natural gas used in our steaming operations, production rates, labor, equipment costs, maintenance expenses and production taxes are expected to be the principal influences on our operating costs. Accordingly, our results of operations and cash flows from operating activities may fluctuate from period to period based on the foregoing principal factors, among others.

Minerals

Our minerals business primarily consists of holding two major precious minerals assets in the State of Alaska, which we refer to as the Richardson and Shorty Creek properties. Select holds title to these properties and related mining claims, both through direct ownership and through leasing arrangements.  In the past, we have generated revenues from pilot-scale mining projects and subcontracting exploration and business development projects.  However, these precious metal properties will require substantial investment to discover and delineate sufficient mineral resources to justify any future commercial development.  To date, we have realized no significant revenue from our mineral properties in Alaska and cannot predict when, if ever, we may see significant returns from our precious metal investments.  Precious metals mining is highly labor- and capital-intensive; therefore, the cost of labor and equipment, maintenance expenses, royalties, and production taxes are expected to be the principal influences on our operating costs in this segment.

In July 2011, Select and US Gold Corporation (“US Gold”) (NYSE and TSX: UXG) entered into a four-year Exploration Lease with Option to Purchase Property and Form Joint Venture (the “Definitive Agreement”) with respect to our Richardson property.  Under the terms of the Definitive Agreement, US Gold acquired an exploration lease for Richardson, along with an exclusive option to purchase a 60% interest in the project and the right to enter into a joint venture with Select for its development.  US Gold’s option to purchase a 60% interest in Richardson will vest upon completion of $5.0 million of exploration expenditures and 30,000 feet of core drilling during the term of the Definitive Agreement.   US Gold may terminate the Definitive Agreement after completing $2.2 million in exploration expenditures and performing 15,000 feet of core drilling at Richardson, which is required during the first two years of the Definitive Agreement.  Should US Gold elect to terminate the Definitive Agreement, Select will retain its 100% interest in Richardson.  Select received its first option payment of $0.2 million upon execution of the Definitive Agreement on July 1, 2011, and will receive another $0.1 million upon reaching the first anniversary of the Definitive Agreement.  Select is also entitled to receive additional option payments of $0.1 million for each of the remaining two years of the exploration lease period if US Gold exercises its option.

Following execution of the Definitive Agreement, US Gold commenced operations at Richardson on July 5, 2011 and completed an auger soil sample program in September 2011. The 616 samples collected have been sent for laboratory analysis. US Gold also completed the drilling of 3 core holes totaling 2,763 feet of core. No results from the sampling and coring have been received yet from the laboratories that were contracted by US Gold.

Notable Items for the third quarter of 2011:

●
Executed a term sheet with the OPUS Special Committee (“OSC”) for restructuring of the TVC OPUS 1 Drilling Program, L.P. and resolution of alleged claims as announced by Tri-Valley in a press release on August 19, 2011;

●	Completed the initial steam injection on and produced first oil from two more of the eight new Claflin oil wells that were drilled last April, making a total of three new wells on production and a total of five new wells waiting to be steamed once the rebuilt Claflin steam generators are installed and permitted for operation;
●	Continued rebuilding of Claflin steam generation facilities to comply with current California Occupational Health and Safety standards and San Joaquin Valley Air Pollution Control District regulations;
●	Obtained remaining permits from land and mineral owners for the 1.8 sq. mile 3-D seismic survey on the Claflin, Brea and surrounding oil and gas leases;
●	Engaged Mr. Gregory L. Billinger as Interim Chief Financial Officer (“CFO”) to replace our former CFO, Mr. John E. Durbin, who resigned effective August 29, 2011; and
●	Relocated our corporate headquarters to new leased office space that is about half the size and cost of the prior location, resulting in annualized cost savings of more than $150,000.

Notable items and expectations for the fourth of 2011 and the first quarter of 2012:

●	Commence selling crude oil in November to Plains Marketing, L.P. and to ConocoPhillips Company which will be delivered to purchasers at our Pleasant Valley and Claflin leases, respectively, pursuant to new contracts that are benchmarked to a basket of prices which will result in a higher net price per barrel;
●	Initiate steam injection in November on the remaining 5 new wells at Claflin following completion of upgrades to steam generation facilities and receipt of operating permits;
●	Completed a 1.8 sq. mile 3-D seismic survey over our Claflin and Brea oil and gas properties in the Edison Field to delineate future development drilling locations and possible exploration targets;
●	Commence drilling of two new horizontal wells at Claflin; and
●
Continue working with the OSC to finalize and distribute the Information Statement and Consent Solicitation, which will be submitted to the OPUS partners for approval of the OPUS partnership restructuring and resolution of alleged claims pursuant to the terms negotiated by us and the OSC which was announced in our press release dated August 19, 2011.

RESULTS OF OPERATIONS

As noted above, unless otherwise indicated, our discussion below of the results of operations for the three and nine months ended September 30, 2011, is based on a comparison with the corresponding periods of 2010.

Oil and Gas Revenue

Net oil and gas revenue increased $0.1 million and $0.3 million for the three and nine months ended September 30, 2011, respectively, primarily due to a combination of increased production at Pleasant Valley and Claflin and higher realized oil prices. Oil production increased 32% (or 2,429 bbls) at Pleasant Valley and 41% (or 629 bbls) at Claflin in the three months ended September 30, 2011. For the nine months ended September 30, 2011, oil production increased 29% (or 5,846 bbls) at Pleasant Valley and 63% (or 1,694 bbls) at Claflin. Higher production at Pleasant Valley for the three months and nine months ended September 30, 2011 resulted from enhanced well performance following steam injection compared to the same periods last year.  Increased production at Claflin for the three months and nine months ended September 30, 2011 was largely due to increased production capacity following the steaming and flowback of three new wells drilled earlier this year.

Relative to our historical oil sale prices, we expect to receive higher oil prices for our oil sold at Pleasant Valley and Claflin starting in the fourth quarter of 2011. We signed new oil sales contracts with Plains Marketing, L.P. for the sale of our heavy oil from Pleasant Valley. And at our Claflin property we signed a new oil sales contract with ConocoPhillips Company. These new oil sales contracts are tied to a basket of California oil price postings for Midway Sunset rather than West Texas Intermediate (“WTI”) under our previous contract with a small refinery whose principal refined product is asphalt.  Due to lower asphalt prices resulting from decreased construction, the refiner had to impose the WTI posting formula several months ago to avoid significant losses. For 2011, Midway Sunset crude oil prices have averaged approximately $8.50 per bbl higher than for WTI, and in recent months, this spread has increased to approximately $22.00 due to market dislocation phenomena within the US, and the impact of higher international prices.

Interest and Other Revenue

Interest and other revenue increased $0.2 million for the three and nine months ended September 30, 2011, primarily due to the receipt by Select of the first option payment of $0.2 million upon execution of the Definitive Agreement with US Gold on July 1, 2011.

Oil and Gas Production

Oil and gas production costs increased $0.2 million and $0.6 million for the three and nine months ended September 30, 2011, respectively. These increases were primarily due to increased production and steaming activity at Claflin subsequent to the drilling eight new vertical wells. Production costs and activity at Pleasant Valley are comparable to prior periods.

Mining Exploration

Mining and exploration expenses were effectively unchanged for the three months ended September 30, 2011.  For the nine months ended September 30, 2011, mining and exploration expenses decreased by $0.1 million, primarily due to the sale of the Admiral Calder calcium carbonate quarry in December 2010.

General and Administrative

General and administrative expenses increased $0.1 million and decreased $0.1 million for the three and nine months ended September 30, 2011, respectively. The increase for the three months ended September 30, 2011, was a result of a $0.3 million increase for legal expenses in connection with the restructuring of OPUS and the resolution of certain alleged claims relating to OPUS, as previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended, and in connection with the defense of title litigation as further described in Part II. Other Information, Item 1. Legal Proceedings” of this report on Form 10-Q. Additionally, we implemented compensation guidelines for members of our board of directors as recommended by independent compensation consultants, Pearl Meyer & Partners, which increased general and administrative expenses $0.2 million. These increases are partially offset by a $0.4 million reduction in salary and benefits expenses following staff reductions in 2010 and 2011.

The decrease for the nine months ended September 30, 2011, was a result of a $0.6 million reduction in salary and benefits expenses, a $0.3 million increase in legal expenses and a $0.2 million increase in directors’ compensation as previously discussed.

Write off and Impairment loss

For the three and nine months ended September 30, 2011, we wrote off or impaired $0.6 million and $1.5 million of assets, respectively. Expired leases on unproved oil and gas properties were a significant portion of the write off and impairment at $0.3 million and $1.0 million for the three and nine months ended September 30, 2011, respectively. In addition, for the three months ended September 30, 2011 we impaired $0.2 million of goodwill and wrote off or impaired $0.1 million and $0.3 million of other equipment and assets for the three and nine months ended September 30, 2011, respectively.

Stock-based Compensation

Stock-based compensation for the three and nine months ended September 30, 2011 decreased $0.1 million and $1.2 million, respectively. The decrease of $1.2 million in stock-based compensation for the nine months ended September 30, 2011 was primarily due to the value of warrants issued in 2010 pursuant to executive retirement agreements compared to the value of such warrants issued in 2011.

(Gain) Loss on Sale of Assets

For the three and nine months ended September 30, 2011, we had relatively few sales of assets. For the nine months ended September 30, 2010, we realized gains on the sale of our interest in the Belridge-Edison field of $0.8 million and $0.7 million gains from the sale of various surplus equipment items.

(Gain) Loss on Derivative

For the three and nine months ended September 30, 2011, we had no unrealized gains or losses on derivative instruments as the Series A and B Warrants issued in April 2010, which were accounted for as derivative financial liabilities, were fully exercised or exchanged by December 31, 2010. The unrealized derivative gain and loss on these derivative financial liabilities for the comparable periods in 2010 resulted from a change in their fair values from the date of issuance to September 30, 2010 based on the Black-Scholes option pricing model.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

As of September 30, 2011, our cash balance was $0.1 million and we had negative working capital of $2.2 million.  We expect to continue to incur increased legal expenses in the fourth quarter of 2011 in connection with the restructuring of OPUS and the resolution of certain alleged claims relating to OPUS, as well as, the resolution of the other matters discussed in Note 9 (Legal Proceedings) to the unaudited condensed consolidated financial statements included under Part I of this Quarterly Report on Form 10-Q. Our cash flow from operating activities is not sufficient to meet our operating and capital obligations over the next twelve months. Additional sources of funding will be required to meet our working capital requirements and to fully develop our oil and gas properties. Historically, we have used external sources of funding such as public and private equity and debt markets. However, there is no assurance that these sources of funding will be available to Tri-Valley in the future on acceptable terms, or at all.

Our cash flows from operating, investing and financing activities, as reflected in the unaudited condensed consolidated statements of cash flows, are summarized in the following table:

	Nine Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(5,638,801)	$(6,779,790)
Net cash provided by (used) in investing activities	$(4,385,459)	$2,026,960
Net cash provided by financing activities	$9,503,170	$4,697,455
Net decrease in cash	$(521,090)	$(55,375)

Operating Activities
For the nine months ended September 30, 2011, cash used in operating activities was $1.1 million lower than in 2010 primarily due to the collection of amounts due from joint venture partners and other changes in our utilization of working capital.

Investing Activities
Net cash used in investing activities was $4.4 million for the nine months ended September 30, 2011 compared with net cash provided by investing activities of $2.0 million for the same reporting period in 2010.

For the nine months ended September 30, 2010, we sold our interest in the Belridge-Edison field and various surplus equipment items for which we received $3.1 million compared to $0.1 million in proceeds we received from asset sales in the same period for 2011.

Capital expenditures increased $2.8 million for the nine months ended September 30, 2011 primarily due to the acquisition of an additional steam generator and drilling of eight new vertical wells at Claflin.

Our change in long term receivables from the TVC OPUS 1 Drilling Program, L.P. increased $0.7 million for the nine months ended September 30, 2011, primarily due to an increase in net costs incurred by us on behalf of the OPUS partners to operate the Pleasant Valley field, which are collectible from the OPUS partners’ share of revenues at Pleasant Valley in excess of a twelve month period.

Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2011 increased $4.8 million primarily due to a $4.4 million increase in net proceeds received from the issuance of our common stock through an April 2011 private placement and at-the-market equity offerings in 2011 of $10.5 million, less $0.6 million in share issuance costs, compared to proceeds of  $5.7 million net of $0.7 million in share issuance costs from a registered direct offering and at the market equity offerings for the same period in 2010. Additionally, for the nine months ended September 30, 2011, we returned an aggregate of $0.4 million to putative subscribers of shares of our common stock from prior years’ private placements, but who failed, despite subsequent requests, to properly complete subscription documents in accordance with their terms.

For the nine months ended September 30, 2011, our net cash provided by debt increased $0.3 million compared to the cash used for payments of debt for the same period in 2010. The principal payments of debt decreased $0.2 million for the nine months ended September 30, 2011. Additionally, we increased our short term debt from a $150,000 loan made by the Chairman of our Board of Directors for additional working capital purposes.

We expect that we will be required to seek additional financing in the fourth quarter of 2011 to cover our operating and general and administrative expenses, as well as, proposed capital requirements.

Liquidity and Financial Condition Outlook

The recoverability of our crude oil and natural gas reserves depends on future events, including obtaining adequate financing for our exploration and development program, successfully completing our planned drilling program, and achieving a level of operating revenues that is sufficient to support our cost structure. As of September 30, 2011, our cash balance was $0.1 million and we had negative working capital of $2.2 million.  See Part I., Financial Information, Item 1. “Consolidated Financial Statements, Note 13 – Subsequent Events” for information relating to certain loans made by our Chairman to the Company subsequent to September 30, 2011.

We are party to certain litigation and certain other informal proceedings, as disclosed in Part I., Financial Information, Item 1. “Consolidated Financial Statements, Note 9 – Legal Proceedings”. Although we cannot predict the possible outcome of these proceedings, the cost of prolonged defense and/or material, adverse outcomes against us could significantly impair our liquidity and financial condition unless we are able to raise additional debt or equity capital from external sources. We do not currently have sufficient cash balances or the ability to generate cash from our operations to satisfy material, adverse judgments against us or settlement of claims.

We have not yet achieved profitability.  As discussed above, we remain dependent upon raising, and we will need to raise, additional capital to cover a substantial portion of our operating and general and administrative expenses, as well as, capital requirements for the next twelve months.  However, certain factors, such as the economic climate and interest rates, which directly affect the supply of capital, are beyond our control.  As a result, we may not be able to obtain additional financing, or even if we were to obtain any financing, it may contain burdensome restrictions on our business, in the case of debt financing, or result in significant dilution, in the case of equity financing.  We also continue to maintain a strong focus on monetizing our precious minerals exploration properties in the State of Alaska.  Our ability to successfully develop our oil and gas and mineral properties depends, in large part, on our ability to develop and maintain effective working relationships with industry participants, joint venture partners, and other investors.  We may not be able to establish these strategic or joint venture relationships, or if established, we may choose the wrong partner, or we may not be able to maintain them. If we cannot secure additional financing, we may have to delay our capital programs and forfeit or dilute our rights in existing oil and gas and mineral property interests.

As such, unless we are successful in our initiatives to generate liquidity and raise capital, the foregoing conditions and uncertainties raise substantial doubt about our ability to continue as a going concern.

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, which are based on historical experience and on other assumptions that we believe to be reasonable. In the event that any of our estimates and assumptions are inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A summary of our critical accounting policies is included in Item 7. ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part II, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” of Part II in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation and under the supervision of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rule 13a-15(e)) as of the end of the period covered by this Quarterly Report. The Chief Executive Officer and Interim Chief Financial Officer have concluded, based on their evaluation of these controls and procedures required by paragraph (b) of Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, that material weaknesses existed with respect to the Company’s reporting of complex, non-routine transactions and inventory of equipment, which resulted in restatements of previously filed financial statements included in certain of our Exchange Act reports as discussed in our Current Report on Form 8-K, filed with the SEC on October 24, 2011.  Therefore, our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting

Management is developing a plan for the remediation of the underlying cause of the restatements and for the implementation of appropriate policies and controls to avoid errors or deficiencies in accounting procedures and their application going forward. Management expects to implement this plan by December 31, 2011. Subject to oversight by the audit committee of our board of directors, our Chief Executive Officer and Interim Chief Financial Officer will be responsible for implementing the internal control remediation plan.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Other than ordinary, routine litigation incidental to our business, we were involved in the following material litigation as of September 30, 2011:

Hansen et al. v. Tri-Valley Corporation et al. , No. 56-2010-00373549-CU-OR-VTA, Superior Court, Ventura County, California

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended by Amendment No. 1 thereto on Form 10-Q/A, there is a current litigation matter involving a quiet title action in connection with the Hansen-Scholle lease portion of the Pleasant Valley property.  To date, neither the Company nor OPUS has spent any money on producing oil and gas off this lease.

On May 11, 2010, plaintiffs filed a quiet title action against us and a group of lessors known as the “Scholle Heirs.” On July 9, 2010, the Company and the Scholle Heirs filed a cross-complaint for quiet title.  The cross-complaint sought to affirm the validity of the 50% mineral interest owned by the Scholle Heirs and to affirm the validity of the lease, while plaintiffs’ complaint sought to extinguish the mineral interest of the Scholle Heirs and to terminate the lease.

On August 31, 2011, after submission of dueling summary judgment motions, the Court entered summary judgment against the Company and the Scholle Heirs on the title issue declaring that (i) the Scholle Heirs had no mineral rights in the Hansen property and (ii) the lease was not valid.  This ruling was based on purchase documents from the 1970s.  The purchase documents were previously unknown to the Company and not disclosed to the Company until late 2010.  These purchase documents conflict with the publicly available title records that we relied on for acquiring the lease.

The key remaining issue is a slander of title claim filed by plaintiffs against the Company and the Scholle Heirs.  Plaintiffs claim damages of up to $4.5 million as stated in their complaint, though the Company believes that it has meritorious defenses and that damages, if any, are limited to attorneys’ fees in connection with clearing title to the property.  The trial for the slander of title claim is currently scheduled to begin December 5, 2011.  While we believe we have meritorious defenses, if there is an adverse judgment against us in the slander of title matter, we could be required to pay damages to the plaintiffs, which, depending on the amount, could have a material and adverse effect on our business, financial condition and results of operations.

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

As of September 30, 2011, we had an accumulated deficit of $68.3 million, a cash balance of approximately $0.1 million, and negative working capital of $2.2 million.  Our independent accountants included a going concern qualification in their report on our financial statements for the year ended December 31, 2010, noting that our ability to continue as a going concern is dependent on additional sources of capital and the success of our business strategy.

Our current available cash, along with revenues generated from operations and proceeds from the sale of assets, if any, are not sufficient to satisfy our cash needs for the next twelve months without additional equity or debt financing. We plan to make substantial capital expenditures in the future for the acquisition, exploration, exploitation and development of oil and natural gas properties.  However, we may not be able to attain production levels and support our costs through revenues derived from operations.

If our available cash and projected revenue levels are not sufficient to sustain our operations, we will need to raise additional capital to fund operations and to meet our obligations in the future. See Part I., Financial Information, Item 1. “Consolidated Financial Statements, Note 13 – Subsequent Events” for information relating to certain loans made by our Chairman to the Company subsequent to September 30, 2011. However, to meet our working capital requirements, we will be required to raise additional funds through public or private equity offerings, debt financings or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. We may not be successful in raising additional capital or securing financing when needed or on terms satisfactory to us and we may not be able to continue as a going concern.  If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition and results of operations.

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

In connection with the restatement of these financial statements, the Company’s management concluded that material weaknesses existed with respect to the Company’s reporting of complex, non-routine transactions and inventory of equipment.  The effect of the restatements did not impact the Company's previously reported total assets, stockholders’ equity, cash, cash equivalents or net changes in cash and cash equivalents as of and for the year ended December 31, 2010, and as of and for the six months ended June 30, 2011. However, if we fail to successfully remediate these weaknesses, they could diminish our ability to accurately report our results of operations or financial positions and to meet our financial reporting obligations in a timely manner and could cause our stock price to decline.

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

Risks Involved in our Oil and Gas Operations

Oil and natural gas prices are volatile and change for reasons that are beyond our control, and decreases in the price we receive for our oil and natural gas production adversely affect our business, financial condition, results of operations and liquidity.

Our operating results depend heavily upon our ability to market our crude oil and natural gas production at favorable prices, and the prices of the commodities we sell are, to a significant extent, beyond our control. The factors influencing the prices we receive for our oil and natural gas production include, without limitation, changes in consumption patterns, global and local economic conditions, production disruptions, OPEC actions, domestic and foreign governmental regulations and taxes, the price, availability and consumer acceptance of alternative fuel sources, the availability of refining capacity, technological advances affecting energy consumption, weather conditions, speculative activity, financial and commercial market uncertainty and worldwide economic conditions. Any decline in the prices we receive for our oil and natural gas production will adversely affect various aspects of our business, including our financial condition, revenues, results of operations, liquidity, rate of growth and the carrying value of our oil and natural gas properties, all of which depend primarily or in part upon those prices. Declines in the prices we receive for our oil and natural gas will also adversely affect our ability to finance capital expenditures, make acquisitions, raise capital and satisfy our financial obligations. In addition, declines in prices reduce the amount of oil and natural gas that we can produce economically and, as a result, adversely affect our quantities of proved reserves. Among other things, a reduction in our reserves can limit the capital available to us, because the availability of sources of capital likely will be based, in large part, on the estimated quantities of those reserves.

Any material change in the factors and assumptions underlying our estimates of crude oil and natural gas reserves could materially impair the quantity and value of those reserves.

Our reserves are annually evaluated by a qualified, independent reserves engineering firm.  The reserve data included in our various filings we make with the SEC from time to time represent estimates only.  The process of estimating oil and gas reserves is complex, requiring significant decisions and assumptions in the evaluation of available geological, geophysical, engineering and economic data for each reservoir.  As a result, such estimates are inherently imprecise and could prove to be inaccurate.  Any significant inaccuracy could materially affect, among other things, future estimates of our reserves, the economically recoverable quantities of oil and natural gas attributable to our properties, the classifications of reserves based on risk of recovery and estimates of our future net cash flows.

You should not assume that the present values referred to in our SEC filings, such as in our 2010 Form 10-K, as amended, represent the current market value of our estimated oil and natural gas reserves. The timing and success of the production and the expenses related to the development of oil and natural gas properties, each of which is subject to numerous risks and uncertainties, will affect the timing and amount of actual future net cash flows from our proved reserves and their present value. In addition, our present value estimates are based on assumed future prices and costs. Actual future prices and costs may be materially higher or lower than the assumed prices and costs. Further, the effect of derivative instruments, if any, is not reflected in these assumed prices. Also, the use of a 10% discount factor to calculate the present value of projected future net income may not necessarily represent the most appropriate discount factor given actual interest rates and risks to which our business or the oil and natural gas industry in general are subject.

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

Crude oil and natural gas drilling and production activities are subject to numerous risks that could have a material adverse effect on our production, results of operations and financial condition.

Exploration, exploitation and development activities are subject to numerous risks, the occurrence of any of which may materially limit our ability to develop, produce, or market our reserves.  Such risks include, without limitation:

●	no commercially productive crude oil or natural gas reservoirs may be found;

●	title problems;

●	adverse weather conditions;

●	problems in delivery of our oil and natural gas to market;

●	equipment failures or accidents;

●	fire, explosions, blow-outs, and pipe failure;

●	compliance with governmental and regulatory requirements;

●	environmental hazards, such as oil spills, natural gas leaks, ruptures, or discharges of hazardous substances; and

●	shortages or delays in the delivery of drilling rigs and other equipment.

Drilling for oil and natural gas often involves unprofitable efforts, not only from dry holes but also from wells that are productive but do not produce sufficient oil or natural gas to return a profit at then realized prices after deducting drilling, operating and other costs. The seismic data and other technologies we use do not allow us to know conclusively prior to drilling a well that oil or natural gas is present or that it can be produced economically. In addition, the cost of exploration, exploitation and development activities is subject to numerous uncertainties, and cost factors can adversely affect the economics of a project.

In accordance with customary industry practice, we maintain insurance against the kinds of hazards and risks noted above, but our level of insurance may not cover all losses in the event of a drilling or production adverse event.  Insurance is not available for all operational risks, such as risks that we will drill a dry hole, fail in an attempt to complete a well, or have problems maintaining production from existing wells.  Furthermore, the insurance we do have may not continue to be available on acceptable terms. We could also, in some circumstances, have liability for actions taken by third parties over which we have no or limited control, including operators of properties in which we have an interest. The occurrence of an uninsured or underinsured loss could result in significant costs that could have a material adverse effect on our financial condition and liquidity.  In addition, maintenance activities undertaken to reduce operational risks can be costly and can require exploration, exploitation and development operations to be curtailed while those activities are being completed.

We are involved in discussions with a property owner to resolve amicably a potential dispute arising out of the alleged contamination of a portion of the property owner’s agricultural land from our production operations on a portion of the Pleasant Valley property.   As of November 1, 2011, we had incurred approximately $0.7 million in costs relating to this matter.  Approximately $0.4 million of these costs have been reviewed by our insurance carrier, of which $0.2 million of these costs have been approved for coverage by insurance. We will continue to seek to recover our future costs through our insurance carriers.  Further, we will continue to be engaged in discussions with the property owner for an amicable resolution.  However, we cannot predict whether such efforts will be successful or whether a formal suit will be brought, and if brought, the outcome of such a suit or the costs of defense.

We are subject to complex laws and regulations, including environmental laws and regulations, that can make production more difficult, increase production costs and limit our growth.

Our operations and facilities are extensively regulated at the federal, state and local levels. Laws and regulations applicable to us include those relating to:

●	land use restrictions;

●	drilling bonds and other financial responsibility requirements;

●	spacing of wells;

●	emissions into the air;

●	unitization and pooling of properties;

●	habitat and endangered species protection, reclamation and remediation;

●	the containment and disposal of hazardous substances, oil field waste and other waste materials;

●	the use of underground storage tanks;

●	transportation and drilling permits;

●	the use of underground injection wells, which affects the disposal of water from our wells;

●	safety precautions;

●	the prevention of oil spills;

●	the closure of production facilities;

●	operational reporting; and

●	taxation and royalties.

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

Any noncompliance with these laws and regulations could subject us to material administrative, civil or criminal penalties or other liabilities, delays in receipt of required operational permits, and suspension or termination of operations.  Certain liability can attach to the operator of record of the well and also to other parties that may be deemed to be current or prior operators or owners of the wells or the equipment involved.  Thus, such laws and regulations could subject us to liabilities even where we are not the operator who caused the damage.

Changes in applicable laws and regulations could increase our costs, reduce demand for our production, impede our ability to conduct operations or have other adverse effects on our business.

Future changes in the laws and regulations to which we are subject may make it more difficult or expensive to conduct our operations and may have other adverse effects on us. For example, the Environmental Protection Agency, or EPA, has issued a notice of finding and determination that emissions of carbon dioxide, methane and other greenhouse gases, or GHGs, present an endangerment to human health and the environment, which allows the EPA to begin regulating emissions of GHGs under existing provisions of the federal Clean Air Act. The EPA has begun to implement GHG-related reporting and permitting rules. Similarly, the U.S. Congress is considering "cap and trade" legislation that would establish an economy-wide cap on emissions of GHGs in the United States and would require most sources of GHG emissions to obtain GHG emission "allowances" corresponding to their annual emissions of GHGs. On September 27, 2006, California's governor signed into law Assembly Bill (AB) 32, known as the "California Global Warming Solutions Act of 2006," which establishes a statewide cap on GHGs that will reduce the state's GHG emissions to 1990 levels by 2020 and establishes a "cap and trade" program. The California Air Resources Board has been designated as the lead agency to establish and adopt regulations to implement AB 32 by January 1, 2012. Similar regulations may be adopted by the federal government. Any laws or regulations that may be adopted to restrict or reduce emissions of GHGs would likely require us to incur increased operating costs and could have an adverse effect on demand for our production.

We could also be adversely affected by future changes to applicable tax laws and regulations. For example, proposals have been made to amend federal and/or California law to impose "windfall profits," severance or other taxes on oil and natural gas companies. If any of these proposals become law, our costs would increase, possibly materially. Significant financial difficulties currently facing the State of California may increase the likelihood that one or more of these proposals will become law.

From time to time, legislative proposals are introduced that would, if enacted into law, make significant changes to United States tax laws, including the elimination of certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. The passage of any legislation as a result of these proposals or any other similar changes in U.S. federal income tax laws could defer or eliminate certain tax deductions that are currently available with respect to oil and gas exploration and development, and any such change could negatively affect our financial condition and results of operations.

Our oil and gas reserves are concentrated in California.

All of our oil and gas reserves are located in the State of California.  Accordingly, factors affecting our industry or the State of California in which we operate, will likely impact us more acutely than if our business was more diversified geographically.

The marketability of our production is dependent upon the availability of drilling rigs, gathering systems, transportation facilities and processing facilities that we do not control, and if these facilities or systems become unavailable, our operations can be interrupted and our revenues reduced.

The marketability of our oil and natural gas production depends in part upon the availability, proximity and capacity of drilling rigs, pipelines, natural gas gathering systems, transportation barges and processing facilities owned by third parties. In general, we do not control these facilities and our access to them may be limited or denied due to circumstances beyond our control. A significant disruption in the availability of these facilities could adversely impact our ability to produce oil and natural gas, or to deliver to market the oil and natural gas we produce, and thereby cause a significant interruption in our operations. In some cases, our ability to deliver to market our oil and natural gas is dependent upon coordination among third parties who own transportation and processing facilities we use, and any inability or unwillingness of those parties to coordinate efficiently could also interrupt our operations. These are risks for which we generally do not maintain insurance.

Strategic relationships upon which we may rely for our oil and gas operations are subject to change, which may diminish our ability to conduct such operations.

Our ability to successfully bid on and acquire additional properties, to discover reserves, to participate in drilling opportunities on ongoing or newly discovered oil and gas projects, and to identify and enter into commercial arrangements, may depend on developing and/or maintaining effective working relationships with industry participants, joint venture partners and other investors.  Our success may also depend on our ability to select and evaluate new partners and to consummate transactions in a highly competitive environment. We may not be able to establish these strategic or joint venture relationships, or if established, we may choose the wrong partner or we may not be able to maintain them on commercially reasonable terms, if at all. In addition, the dynamics of our relationships with strategic or joint venture partners and investors may require us to incur expenses or undertake activities we would not otherwise be inclined to take to fulfill our obligations to these partners or maintain our relationships with such partners. If our strategic relationships or joint venture relationships are not established or maintained, or if they are required to change to accommodate changes in circumstances, our business prospects may be limited, which could diminish our ability to conduct our operations and our ability to generate revenues from these operations.

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

In cases where we are not the operator of the joint venture, the success of the projects held under these joint ventures is substantially dependent on our joint venture partners. The operator is responsible for day-to-day operations, safety, environmental compliance and relationships with government and vendors.

An adverse judgment against us in a pending slander of title matter could have a material and adverse effect on our business, financial condition and results of operations.

As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended by Amendment No. 1 thereto on Form 10-Q/A, there is a current litigation matter involving a quiet title action in connection with the Hansen-Scholle lease portion of the Pleasant Valley property.  To date, neither the Company nor OPUS has spent any money on producing oil and gas off this lease.

On May 11, 2010, plaintiffs filed a quiet title action against us and a group of lessors known as the “Scholle Heirs.” On July 9, 2010, the Company and the Scholle Heirs filed a cross-complaint for quiet title.  The cross-complaint sought to affirm the validity of the 50% mineral interest owned by the Scholle Heirs and to affirm the validity of the lease, while plaintiffs’ complaint sought to extinguish the mineral interest of the Scholle Heirs and to terminate the lease.

On August 31, 2011, after submission of dueling summary judgment motions, the Court entered summary judgment against the Company and the Scholle Heirs on the title issue declaring that (i) the Scholle Heirs had no mineral rights in the Hansen property and (ii) the lease was not valid.  This ruling was based on purchase documents from the 1970s.  The purchase documents were previously unknown to the Company and not disclosed to the Company until late 2010.  These purchase documents conflict with the publicly available title records that we relied on for acquiring the lease.

The key remaining issue is a slander of title claim filed by plaintiffs against the Company and the Scholle Heirs.  Plaintiffs claim damages of up to $4.5 million as stated in their complaint, though the Company believes that it has meritorious defenses and that damages, if any, are limited to attorneys’ fees in connection with clearing title to the property.  The trial for the slander of title claim is currently scheduled to begin December 5, 2011.  While we believe we have meritorious defenses, if there is an adverse judgment against us in the slander of title matter, we could be required to pay damages to the plaintiffs, which, depending on the amount, could have a material and adverse effect on our business, financial condition and results of operations.

We will not be allocated any revenues or receive any cash distributions from the new Pleasant Valley joint venture company until the OPUS Preferred Return Amount has been satisfied in full.

As disclosed in greater detail in Part II. Other Information, Item 5. Other Information contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended, we have entered into a term sheet with the OPUS Special Committee in connection with the restructuring of OPUS and the resolution of alleged claims first brought to our attention by OPUS partner, G. Robert Miller, in August 2010.  Pursuant to the term sheet, $32.3 million (plus 5.25% per annum simple interest attributable to the OPUS Preferred Return Amount, as described below) will be allocated to current OPUS partners on a prospective basis from the following two sources:

•           The ORRIs.  Tri-Valley will contribute 100% of its overriding royalty interests (“ORRIs”) on each of the Pleasant Valley properties to the new joint venture company.  The parties have assigned a discounted, net present value of $12.0 million to the ORRIs to be contributed by Tri-Valley. This amount is based on the expected future revenues to be generated under the ORRIs by the new joint venture company.

•           Preferential Right of Return. The remaining $20.3 million (plus a 5.25% per annum simple interest accrual on any unreturned portion thereof until satisfied) (collectively, the “OPUS Preferred Return Amount”) will be funded from Tri-Valley’s portion of the net cash flow generated by the new joint venture company from the Pleasant Valley Oil Sands Project.  All net cash flow generated by the joint venture company that would otherwise be allocable to Tri-Valley will instead be allocated solely to the current OPUS partners until such time as the OPUS Preferred Return Amount is satisfied in full.  Assuming satisfaction in full of the OPUS Preferred Return Amount, all net cash flow generated by the joint venture company will be allocated 25% to Tri-Valley and 75% to current OPUS partners.

Therefore, 25% of any ORRI income that would have otherwise been allocable to Tri-Valley, and 25% of any other cash flow allocations that would have otherwise been allocable to Tri-Valley, will be allocated instead to current OPUS partners until the OPUS Preferred Return Amount is satisfied.  Subject to a number of factors and uncertainties, including those which have been identified elsewhere in this Quarterly Report and in our other filings with the SEC, we expect that the OPUS Preferred Return Amount will be satisfied from the new joint venture company’s net cash flow in six to eight years following the closing.  Accordingly, until the OPUS Preferred Return has been satisfied, we will be dependent on the success of our other, non-Pleasant Valley related projects and capital-raising initiatives to cover our operating expenses and fund our working capital requirements.

If the OPUS Preferred Return Amount is not satisfied within the agreed-upon time period, or at all, the new joint venture company, on behalf of OPUS partners, would have the ability to foreclose on our 25% equity interest in the new joint venture company and/or OPUS partners would have the ability to bring lawsuits against us.

We expect that the existing tolling agreement executed in September 2010 with G. Robert Miller will be replaced by a new tolling agreement.  The new tolling agreement, which will be put in place by Mr. Miller for the benefit of all OPUS partners, will be designed to give us the ability to satisfy the OPUS Preferred Return Amount on a prospective basis from the net cash flow to be generated by the new joint venture company without the threat of litigation.  In order to obtain the benefits of the new tolling agreement, including our willingness to waive time-related defenses, OPUS partners will need to refrain from initiating any litigation, arbitration, or other formal proceeding against us or any of our affiliates (including current and former officers and directors), until the expiration of the time period during which the OPUS Preferred Return Amount is expected to be satisfied.  As noted above, the parties expect that the OPUS Preferred Return Amount will be satisfied in full within six to eight years following the closing.  If the OPUS Preferred Return Amount is satisfied within the agreed-upon time period, the tolling agreement will expire and the contingent releases being provided by the OPUS Special Committee members will become effective.  However, if the OPUS Preferred Return Amount is not satisfied within the agreed-upon time period, then (i) the 25% equity interest in the new joint venture company pledged by us as security for satisfaction of the OPUS Preferred Return Amount will be forfeited to the benefit of the current OPUS partners, and/or (ii) OPUS partners could initiate formal legal action against us to recover the shortfall amount and any other damages alleged to have been suffered since the inception of the OPUS partnership.

Satisfaction of the OPUS Preferred Return Amount within the agreed-upon time period depends, in part, on the success of our deployment of the Steam Assisted Gravity Drainage, or SAGD, technology in connection with the Pleasant Valley Oil Sands Project.  As previously disclosed, the Pleasant Valley Oil Sands Project is an unconventional heavy oil project.  Our computer modeling predicts that maximum recovery of original oil in place depends on the success of the SAGD extraction technology.  However, we have not yet tested the SAGD technology, and we cannot guarantee that the success demonstrated in the computer modeling will be duplicated when actually deployed.  Any significant delay or failure to deploy and successfully utilize the SAGD technology at the Pleasant Valley Oil Sands Project could substantially delay the satisfaction of the OPUS Preferred Return Amount.

There can be no assurance that the restructuring transaction agreed to between Tri-Valley and the OPUS Special Committee will be approved and consummated, or, even if consummated, that we will not still face claims or suits from dissident OPUS partners or Tri-Valley stockholders.

As disclosed in greater detail in Part II. Other Information, Item 5. Other Information contained in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, as amended, we have entered into a term sheet with the OPUS Special Committee in connection with the restructuring of OPUS and the resolution of alleged claims first brought to our attention by OPUS partner, G. Robert Miller, in August 2010.

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

While we and the OPUS Special Committee expect to be able to negotiate and execute definitive agreements, there are no assurances that a majority in interest of the OPUS partners (not including the interests held by affiliates of Tri-Valley) will find the transaction acceptable or consent to the transaction.  If not approved by OPUS partners, we will be required to pursue a different solution to resolve the claims first raised by Mr. Miller. In such an event, there can be no assurance about when we would be able to resolve the disputed issues or about how much time and resources it might take to resolve them, whether through mutually agreeable and satisfactory resolution or through formal legal proceedings.

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

Moreover, any lawsuits filed against us seeking to enjoin the restructuring transaction, from either a dissident OPUS partner and/or Tri-Valley stockholder, could delay or prevent the transaction from moving forward and closing.  Additionally, even if the transaction closes, a dissident OPUS partner and/or Tri-Valley stockholder could still attempt to bring a lawsuit against us relating to, among other things, the alleged claims that led to the restructuring in the first place, the terms of the restructuring, and/or any other alleged claims that were not addressed to the satisfaction of the claimant.  While initial feedback received by the Company from various OPUS partners has been generally supportive of the announced term sheet and proposed settlement terms, certain OPUS partners have expressed discontent with the proposed settlement terms and have threatened to sue the Company and/or report their allegations to federal and state regulators. The threatened claims include allegations of fraudulent inducement to contract, violations of applicable federal and state broker-dealer registration rules, and violations of federal and state antifraud rules in connection with the sale of OPUS securities.  We continue to believe that the settlement terms negotiated with the OPUS Special Committee, which we expect will be voted on by the OPUS partners later in 2011, are fair and reasonable in light of all known facts and circumstances.  However, we cannot predict the possible outcome, nor quantify the effect, of such a suit or the costs of defense if a threatened suit is actually filed.  If such a suit is filed, we will analyze any and all defenses we might have relating thereto.  Lawsuits can be very time-consuming and expensive to resolve, and, therefore, if we become involved in litigation, or if the outcome is adverse to us, our business, financial condition, results of operations, and cash flows could be materially adversely affected.  Additionally, whether the government regulators determine to review any allegations made is a matter vested in their discretion, a question on which the Company cannot opine.

The OPUS restructuring transaction could make it more difficult for us to secure financing.

As previously discussed, until the OPUS Preferred Return has been satisfied, we will be dependent on the success of our other, non-Pleasant Valley related projects and capital-raising initiatives to cover the Company’s operating expenses and fund our working capital requirements.  This dependency could reduce the Company’s ability to cover debt service in any potential future debt financing.  Likewise, if our available cash and projected revenue levels are not sufficient to sustain our operations, we will need to raise additional capital to fund operations and to meet our obligations in the future. To meet our financing requirements, we may raise funds through public or private equity offerings, debt financings, or strategic alliances. Raising additional funds by issuing equity or convertible debt securities may cause our stockholders to experience substantial dilution in their ownership interests, and new investors may have rights superior to the rights of our other stockholders. Raising additional funds through debt financing, if available, may involve covenants that restrict our business activities and options. Furthermore, the 25% equity interest in the new joint venture company pledged by us as security for satisfaction of the OPUS Preferred Return Amount may adversely affect our ability to obtain asset-based debt financing.  We may not be successful in raising additional capital or securing financing when needed or on terms satisfactory to us, in which event we may not be able to continue as a going concern.  If we are unable to raise additional capital when required, or on acceptable terms, we will need to reduce costs and operations substantially, which could have a material adverse effect on our business, financial condition, and results of operations.

Competition in the oil and natural gas industry is intense and may adversely affect our results of operations.

We operate in a competitive environment for acquiring properties, marketing oil and natural gas, integrating new technologies and employing skilled personnel. Many of our competitors possess and employ financial, technical and personnel resources substantially greater than ours. Those companies may be willing and able to pay more for oil and natural gas properties than our financial resources permit, and may be able to define, evaluate, bid for and purchase a greater number of properties. Our competitors may also enjoy technological advantages over us and may be able to implement new technologies more rapidly than we can. Also, there is substantial competition for capital available for investment in the oil and natural gas industry. We may not be able to compete successfully in the future with respect to acquiring prospective reserves, developing reserves, marketing our production, attracting and retaining qualified personnel, implementing new technologies and raising additional capital.

Risks Involved in Our Minerals Business

Our minerals business has not yet realized significant revenue, is not presently profitable and may never become profitable.

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

Our ability to successfully develop our mineral exploration business in Alaska depends on our ability to develop and maintain effective working relationships with industry participants, joint venture partners and other investors.  Our success may also depend on our ability to select and evaluate new exploration partners and to consummate transactions in a highly competitive environment. We may not be able to establish these strategic or joint venture relationships, or if established, we may choose the wrong partner or we may not be able to maintain them. In addition, the dynamics of our relationships with strategic or joint venture partners and investors may require us to incur expenses or undertake activities we would not otherwise be inclined to take to fulfill our obligations to these partners or maintain our relationships with such partners, the failure of which could, among other things, dilute our economic interests in the strategic or joint venture relationship. If our strategic relationships or joint venture relationships are not established or maintained, or if they are required to change to accommodate changes in circumstances, our business prospects may be limited, which could diminish our ability to conduct our mineral exploration operations and our ability to generate revenues from these operations.

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

The price of our common stock has been, and is likely to continue to be, volatile. Our stock price during the twelve months ended November 1, 2011, traded as low as $0.12 per share and as high as $1.05 per share. We cannot assure you that your investment in our common stock will not fluctuate significantly. The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including those risks outlined elsewhere in this “Risk Factors” section.

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

The sale of substantial amounts of shares of our common stock (including, without limitation, shares issuable upon exercise of outstanding options and warrants to purchase our common stock) may cause substantial fluctuations in the price of our common stock, especially in light of the relatively low volume in our stock.

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

Moreover, we may issue undesignated shares of preferred stock, the terms of which may be fixed by our board of directors and which terms may be preferential to the interests of our common stockholders. We have issued preferred stock in the past, and our board of directors has the authority, without stockholder approval, to create and issue one or more additional series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. Any debt financing, if available, may involve restrictive covenants that impact our ability to conduct our business. The issuance of any of such series of preferred stock or debt securities may have an adverse effect on the holders of common stock.

Our stockholder rights plan, provisions in our charter documents, and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock, and could entrench management.

We have a stockholder rights plan that may have the effect of discouraging unsolicited takeover proposals, thereby entrenching current management and possibly depressing the market price of our common stock. The rights issued under the stockholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:

●	the ability of the board of directors to designate the terms of and issue new series of preferred stock;
●	advance notice requirements for nominations for election to the board of directors;
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

The continued listing of our common stock on the NYSE Amex is subject to compliance with its continued listing requirements. While we have not received any notice of intent to delist our common stock, we have received a warning letter that we were not in compliance with a certain NYSE Amex listing standard. If our common stock were to be delisted, the ability of investors in our common stock to make transactions in such stock would be limited.

Our common stock is listed on the NYSE Amex, LLC, or NYSE Amex, a national securities exchange. Continued listing of our common stock on the NYSE Amex requires us to meet continued listing requirements set forth in the NYSE Amex’s Company Guide. These requirements include both quantitative and qualitative standards.

On November 14, 2011, we received a warning letter from NYSE Amex indicating that we are not in compliance with Section 1003(f)(v) of the NYSE Amex Company Guide.  NYSE Amex is concerned that, as a result of its low selling price over the thirty trading days ending on October 31, 2011, our common stock may not be suitable for auction market trading. Therefore, if there is not a suitable increase in the selling price of our common stock before we prepare and mail our proxy statement relating to the 2012 annual meeting of stockholders, we will likely be required to seek stockholder approval at such meeting to effect a reverse stock split of our outstanding common stock in order to address NYSE Amex’s concern.

As is the case for all listed issuers, our continued listing eligibility will be assessed on an ongoing basis.  Investors should be aware that if the NYSE Amex were to delist our common stock from trading on its exchange, this would limit investors’ ability to make transactions in our common stock.

If our common stock were to be delisted by NYSE Amex, our common stock may be eligible to trade on the OTC Bulletin Board or the Pink OTC Markets. In such an event, it could become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock, and there would likely also be a reduction in our coverage by security analysts, which could cause the price of our common stock to decline further. In addition, if we were to be delisted from NYSE Amex, it could constitute an event of default under any financing covenants to which we may then be subject, which could also trigger a default under any such contractual covenants.

Other Risks

Our business may suffer if we are not able to hire and retain sufficient qualified personnel or if we lose our key personnel.

Our future success depends, in large part, on the continued contribution of our key executives. In particular, we currently rely heavily on Maston N. Cunningham, our chief executive officer, and Gregory L. Billinger, our interim chief financial officer.  We expect to conduct a search for a candidate to fill the position of chief financial officer on a permanent basis some time in the first quarter of 2012.  We currently do not have employment agreements with any of our key executive officers. The loss of the services of any of our senior level management, or other key employees, could substantially harm our business and our ability to execute on our business plan.

ITEM 5.   OTHER INFORMATION

August 2011 Short-Term Loan from Mr. Gamble

As reported in a Current Report on Form 8-K, filed with the SEC on October 19, 2011, on August 29, 2011, the Chairman of our Board of Directors made a short-term demand loan to the Company in the principal amount of $150,000 for additional working capital purposes.  The unsecured loan accrues simple interest at 10% per annum, and is to be repaid in full upon demand.  See Part I., Financial Information, Item 1. “Consolidated Financial Statements, Note 13 – Subsequent Events” for additional information regarding this loan.

NYSE Amex Warning Letter

On November 14, 2011, we received a warning letter from The NYSE Amex LLC indicating that we are not in compliance with Section 1003(f)(v) of the NYSE Amex Company Guide.  NYSE Amex is concerned that, as a result of its low selling price over the thirty trading days ending on October 31, 2011, our common stock may not be suitable for auction market trading. Therefore, if there is not a suitable increase in the selling price of our common stock before we prepare and mail our proxy statement relating to the 2012 annual meeting of stockholders, we will likely be required to seek stockholder approval at such meeting to effect a reverse stock split of our outstanding common stock in order to address NYSE Amex’s concern.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit

4.1
Promissory Note Issued by the Company to Mr. G. Thomas Gamble on August 29, 2011 (incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2011).

4.2
Promissory Note Issued by the Company to Mr. G. Thomas Gamble on October 13, 2011 (incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2011).

4.3
Promissory Note Issued by the Company to George T. Gamble 1991 Trust, on November 10, 2011 (incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2011).

10.1
Exploration Lease with Option to Purchase Property and Form Joint Venture, dated as of July 1, 2011, by and between Select Resources Corporation, Inc., and US Gold Corporation (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2011).

10.2
Executive Retirement Agreement and General Release with James C. Kromer, dated July 15, 2011 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2011).

10.3
Consulting Services Agreement with Gregory L. Billinger, CPA, effective as of August 22, 2011 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on August 24, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-VALLEY CORPORATION

November 18, 2011	/s/ Maston N. Cunningham
Maston N. Cunningham
President and Chief Executive Officer

November 18, 2011	/s/ Gregory L. Billinger
Gregory L. Billinger
Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

4.1
Promissory Note Issued by the Company to Mr. G. Thomas Gamble on August 29, 2011 (incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2011).

4.2
Promissory Note Issued by the Company to Mr. G. Thomas Gamble on October 13, 2011 (incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K, filed with the SEC on October 19, 2011).

4.3
Promissory Note Issued by the Company to George T. Gamble 1991 Trust, on November 10, 2011 (incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, filed with the SEC on November 17, 2011).

10.1
Exploration Lease with Option to Purchase Property and Form Joint Venture, dated as of July 1, 2011, by and between Select Resources Corporation, Inc., and US Gold Corporation (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on July 8, 2011).

10.2
Executive Retirement Agreement and General Release with James C. Kromer, dated July 15, 2011 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2011).

10.3
Consulting Services Agreement with Gregory L. Billinger, CPA, effective as of August 22, 2011 (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on August 24, 2011).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* furnished herewith