Form 10-K/A
period 2011-12-31
TRI VALLEY CORP
filed 2012-05-15
CIK 22551

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

Documents incorporated by reference: None.

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”), as filed with the Securities and Exchange Commission on April 16, 2012  solely to correct an editing error relating to the Report of Independent Registered Public Accounting Firm (the “Revised Report”) in Part II Item 8, “Financial Statements and Supplementary Data”; consequently, this Form 10-K/A only contains Part II Item 8. The error appears in the second and the fifth paragraphs on page 32 of the 2011 Form 10-K. The second paragraph should have been deleted and replaced with the fifth paragraph.

This Form 10-K/A is solely limited to providing the Revised Report. This Form 10-K/A does not reflect events occurring after the filing of the 2011 Form 10-K or modify or update the disclosures contained in the 2011 Form 10-K in any way other than as required to reflect the changes discussed above. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this Form 10-K/A, the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibits to the 2011 Form 10-K, have been re-executed and re-filed as of the date of this Form 10-K/A and are included as Exhibits hereto.

PART II

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
YEARS ENDED DECEMBER 31,

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Loss Contingencies

Contingencies are existing uncertainties that may have financial impact, depending on future events. Loss contingencies are those that may result in the ‘incurrence of a liability’ or the ‘impairment of an asset’. Management makes judgments and estimates regarding possible liabilities for litigation and environmental remediation on a quarterly basis.  Management’s judgment is based on the advice and opinions of legal counsel and other advisers and the interpretation of laws and regulations, which can be interpreted differently by regulators or courts of the law. A liability is recognized for these types of loss contingencies only if management can determine (i) that it is probable that an asset has been impaired or a liability has been incurred and (ii) the amount of the loss can be reasonably estimated.  A change in the probability of occurrence or the estimated cost of possible liabilities could materially impact the Company’s financial position and results of operations. The Company does not discount loss contingencies to reflect the time value of money that may be settled over a period in excess of one year. Legal fees associated with the loss contingent are accrued to the period in which they are incurred.

Other Comprehensive Income (Loss)

The Company does not have any items of other comprehensive income (loss) for the years ended December 31, 2011 and 2010. Therefore, the net losses are the same as comprehensive net losses for these periods.

Impact of Recently Issued Accounting Standard Updates

 In December 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-11 “ Disclosures about Offsetting Assets and Liabilities” . The ASU requires additional disclosures about the impact of offsetting, or netting, on a company's financial position, and is effective for annual periods beginning on or after January 1, 2013 and interim periods within those annual periods, and retrospectively for all comparative periods presented. Under US GAAP, derivative assets and liabilities can be offset under certain conditions. The ASU requires disclosures showing both gross information and net information about instruments eligible for offset in the balance sheet. Management has determined that the provisions of ASU No. 2011-11 will not have a significant impact to the Company's consolidated financial statements.

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

In June 2011, the FASB issued ASU No. 2011-05 “ Comprehensive Income (Topic (220): Presentation of Comprehensive Income” which will change the presentation of comprehensive income. These changes give an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements; the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income were not changed. Additionally, no changes were made to the calculation and presentation of earnings per share. These changes become effective on January 1, 2012. Management has determined the provisions of ASU No. 2011-05 will not have a significant impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04 “ Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and IFRS”s. The ASU amends previously issued authoritative guidance and requires new disclosures, clarifies existing disclosures and is effective for interim and annual periods beginning after December 15, 2011. The amendments change requirements for measuring fair value and disclosing information about those measurements. Additionally, the ASU clarifies the FASB's intent regarding the application of existing fair value measurement requirements and changes certain principles or requirements for measuring fair value or disclosing information about its measurements. For many of the requirements, the FASB does not intend the amendments to change the application of the existing Fair Value Measurements guidance. Management is currently evaluating the provisions of ASU No. 2011-04 and assessing the impact, if any, it may have on the Company's consolidated financial statements.

NOTE 3 – RECEIVABLES

The following table summarizes the components of current accounts receivable as of December 31, 2011 and 2010:

	2011	2010
Revenue	$967,437	$516,797
Joint venture partners	6,162,775	5,773,416
Other	736,043	32,552
	7,866,255	6,322,765
Less: long-term portion of receivable from joint venture partners	6,001,319	1,830,317
	$1,864,936	$4,492,448

Receivables from all joint venture partners were $6.2 million as of December 31, 2011 (2010 - $5.8 million).  As of December 31, 2011, TVC OPUS 1 Drilling Program, L.P. (“OPUS”) owed the Company $6.0 million incurred by the Company as the operating partner on behalf of OPUS for costs and expenses related to the development and operation of Pleasant Valley and for the general and administrative expenses of OPUS. The $6.0 million receivable from OPUS will be contributed to a new limited liability company to be jointly-owned by the Company and OPUS, as further described in see Note 7 below, as partial consideration for the Company’s equity interest in the limited liability company  and was classified as a long-term receivable as of December 31, 2011.

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

Pursuant to the Company’s executive incentive plans, the Company's Board of Directors received 127,200 unrestricted shares of common stock during the year ended December 31, 2011 at $0.71 per share as part of their annual compensation (2010 – 30,000 common shares at $1.05 per share). Additionally, for the year ended December 31, 2010, t he Company issued 174,000 restricted shares of common stock at $0.42 per share to five employees in recognition of extraordinary services performed during the year.

The following table summarizes information about stock options outstanding and exercisable as of December 31, 2011:

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
	Number	Contractual Life	Exercise	Number	Contractual Life	Exercise
Range of Prices	of Options	(years)	Price	of Options	(years)	Price
$0.50 - $0.75	185,000	5.7	$0.63	40,000	5.1	$0.63
$0.76 - $1.00	160,000	3.5	$0.98	60,250	3.5	$0.98
$1.01 - $2.50	270,500	0.5	$1.41	240,500	0.5	$1.37
$2.51 - $6.50	395,000	5.4	$6.41	395,000	5.4	$6.41
	1,010,500	3.9	$3.16	735,750	3.6	$4.00

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

These estimates are furnished and calculated in accordance with Accounting Standards Codification 932 Extractive Activities – Oil and Gas (section 235-55) formerly SFAS No. 69, “ Disclosures About Oil and Gas Producing Activities ”. Because of unpredictable variances in expenses and capital forecasts, crude oil and natural gas price changes, largely influenced and controlled by U.S. and foreign government actions, and the fact that the basis for such estimates vary significantly, management believes the usefulness of these projections is limited. Estimates of future net cash flows presented do not represent management's assessment of future profitability or future cash flows to the Company. Management's investment and operating decisions are based upon reserve estimates that include proved reserves as well as probable reserves, and upon different price and cost assumptions from those used here. It should be recognized that applying current costs and prices and a ten percent standard discount rate does not convey fair market value. The discounted amounts arrived at are only one measure of the value of proved reserves.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2). Financial Statements and Financial Statement Schedule

Reference is made to Part II Item 8 “Financial Statements and Supplementary Data”, of this Annual Report, where these documents are listed.

(a) (3)           Exhibits

Exhibit
Number	Description of Exhibit

23.1*	Consent of Brown Armstrong Accountancy Corporation, dated May 15, 2012.
31.1*	Certification Pursuant to Rule 13a-14(a) / 15d-14(a).
31.2*	Certification Pursuant to Rule 13a-14(a) / 15d-14(a).
32.1**	Certification Pursuant to 18 U.S.C. §1350.
32.2**	Certification Pursuant to 18 U.S.C. §1350.

*   Filed herewith.
** Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2012	By:	/s/ Maston N. Cunningham
Maston N. Cunningham
President and Chief Executive Officer

May 15, 2012	By:	/s/ Gregory L. Billinger
Gregory L. Billinger
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

May 15, 2012	By:	/s/ Paul W. Bateman
Paul W. Bateman, Director & Chairman of the Board of Directors

May 15, 2012	By:	/s/ Edward M. Gabriel
Edward M. Gabriel, Director

May 15, 2012	By:	/s/ Henry Lowenstein
Henry Lowenstein, Ph.D., Director

May 15, 2012	By:	/s/ Loren J. Miller
Loren J. Miller, Director