Form 10-Q
period 2012-03-31
TRI VALLEY CORP
filed 2012-05-17
CIK 22551

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012
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

As of May 17, 2012, the Registrant had 68,013,521shares of common stock ($0.001 par value) outstanding.

TRI-VALLEY CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2012	2011
ASSETS
Current Assets
Cash	$11,084	$584,415
Accounts receivable	1,749,491	1,864,936
Prepaid and other	891,838	1,048,133
	2,652,413	3,497,484

Oil and gas properties (successful efforts basis), other property and equipment, net	8,232,430	8,393,499
Long-term receivables	6,292,596	6,339,144
Other long-term assets	401,522	419,128
	$17,578,961	$18,649,255

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$9,192,460	$8,608,525
Settlement of claim	1,500,000	1,500,000
Debt	2,595,984	76,041
Asset retirement obligations – current portion	-	22,881
	13,288,444	10,207,447

Asset retirement obligations	474,283	525,985
Long-term debt	358,959	3,522,746
	14,121,686	14,256,178

Stockholders' Equity
Series A preferred stock - 10.00% cumulative; $0.001 par value; $10.00 liquidation value;
20,000,000 shares authorized; 438,500 shares outstanding	439	439
Common stock, $0.001 par value; 100,000,000 shares authorized;
68,013,521 and 67,615,407 shares issued at March 31, 2012 and December 31, 2011, respectively.	68,014	67,615
Capital in excess of par value	72,728,986	72,657,724
Additional paid in capital – warrants	1,868,432	1,397,428
Additional paid in capital – stock options	3,078,183	3,073,360
Accumulated deficit	(74,286,779)	(72,803,489)
	3,457,275	4,393,077
	$17,578,961	$18,649,255

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Revenues
Oil and gas	$861,562	$657,958
Interest income and other	1,058	52,338
	862,620	710,296

Costs and Expenses
Oil and gas production	693,102	449,533
Mining exploration	17,570	41,353
Oil and gas exploration	24,418	-
General and administrative	1,262,207	1,825,916
Write off and impairment loss	24,638	408,880
Depreciation, depletion and amortization	234,151	118,895
Stock-based compensation	76,483	61,653
Interest and financing costs	137,136	18,445
Gain on sale of assets	(216,232)	(10,609)
Other gains and losses, net	92,437	5,460
	2,345,910	2,919,526

Net loss	(1,483,290)	(2,209,230)
Cumulative, undeclared preferred stock dividends	(632,670)	(193,884)
Net loss allocated to common stockholders	$(2,115,960)	$(2,403,114)

Basic and diluted loss per common share	$(0.03)	$(0.05)

Weighted average number of common shares outstanding	67,856,025	51,706,752

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRI-VALLEY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)

Three Months Ended
March 31,
	2012	2011
Operating Activities
Net loss	$(1,483,290)	$(2,209,230)
Adjustments to reconcile net loss to net cash from operating activities:
Write off and impairment loss	24,638	408,880
Depreciation, depletion and amortization	234,151	118,895
Stock-based compensation	76,483	61,653
Gain on sale of assets	(216,232)	(10,609)
Interest expense added to debt	73,885	-
Other	107,821	(5,399)
Changes in non-cash working capital items:
(Increase) decrease in accounts receivable	115,444	(461,968)
(Increase) decrease in prepaid and other	262,188	(114,336)
Increase (decrease) in accounts payable and accrued expenses and current portion of asset retirement obligations	388,375	(1,680,789)
Net cash used in operating activities	(416,537)	(3,892,903)

Investing Activities
Capital expenditures	(191,085)	(1,357,806)
Proceeds from sale of assets	-	37,000
Changes in non-cash working capital related to investing activities	46,547	1,125,000
Net cash used in investing activities	(144,538)	(195,806)

Financing Activities
Net proceeds from the issuance of common stock and warrants	-	5,217,734
Principal payments on debt	(12,256)	(81,576)
Deferred financing costs on debt	(105,893)	-
Changes in non-cash working capital related to financing activities	105,893	-
Net cash provided by (used in) financing activities	(12,256)	5,136,158

Net increase (decrease) in cash	(573,331)	1,047,449
Cash at the beginning of the period	584,415	581,148
Cash at the end of the period	$11,084	$1,628,597

Non-Cash Financing Activities:
Issuance of warrant	$471,005	$-
Conveyance of oil and gas interest	308,893	-
	$779,898	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

TRI-VALLEY CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND GOING CONCERN

Basis of Presentation

The condensed consolidated financial statements included herein were prepared from the records of the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) applicable to interim financial statements and reflect all normal recurring adjustments which are, in the opinion of management, necessary to provide a fair statement of the results of operations and financial position for the interim periods.  Such financial statements conform to the presentation reflected in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012. The current interim period reported herein should be read in conjunction with the financial statements and accompanying notes, including Note 2 — Summary of Significant Accounting Policies, included in the Company’s 2011 10-K.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The condensed consolidated financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates, and material effects on consolidated operating results and consolidated financial position may result.

These condensed consolidated financial statements have been prepared in accordance with GAAP applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue operations for at least its next fiscal year. Realization values may be substantially different from carrying values as shown and these condensed consolidated financial statements do not give effect to adjustments that may be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. Such adjustments could be material.

Certain reclassifications have been made to the prior-period’s financial statements to be in conformity with the March 31, 2012 presentation.

Going Concern

As of March 31, 2012, the Company had an accumulated deficit of $74.3 million and negative working capital of $10.6 million. For the three months ended March 31, 2012, cash used in operating activities was $0.4 million and the net loss allocated to common stockholders was $2.1 million. The Company expects to incur further losses in the development of its business. Continuing as a going concern is dependent upon attaining future profitable operations to repay liabilities arising in the normal course of operations and accessing additional capital to develop the Company’s properties. The Company intends to finance its future funding requirements through a combination of strategic investors and/or public and private debt and equity markets, either at a parent company level or at the project level. There is no assurance that the Company will be able to obtain such financing on favorable terms, if at all. Without access to additional financing in 2012, there is significant doubt that the Company will be able to continue as a going concern.

Recently Adopted and Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05”. The amendments in ASU No. 2011-12 supersede certain pending paragraphs in ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”, to effectively defer only those changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments in ASU No. 2011-12 will be temporary to allow the FASB time to redeliberate the presentation requirements for reclassifications out of accumulated other comprehensive income for annual and interim financial statements for public, private, and non-profit entities.

All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. ASU No. 2011-05 and ASU No. 2011-12 are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted both ASU No. 2011-05 and ASU No. 2011-12 effective January 1, 2012, but management has determined that the provisions of these changes will not have a significant impact to the Company's consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. ASU No. 2011-4 conforms existing guidance regarding fair value measurement and disclosure between GAAP and International Financial Reporting Standards. These changes both clarify the FASB's intent about the application of existing fair value measurement and disclosure requirements and amend certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The clarifying changes relate to the application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity's shareholders' equity, and disclosure of quantitative information about unobservable inputs used for Level 3 fair value measurements. The amendments relate to measuring the fair value of financial instruments that are managed within a portfolio; application of premiums and discounts in a fair value measurement; and additional disclosures concerning the valuation processes used and sensitivity of the fair value measurement to changes in unobservable inputs for those items categorized as Level 3, a reporting entity's use of a nonfinancial asset in a way that differs from the asset's highest and best use, and the categorization by level in the fair value hierarchy for items required to be measured at fair value for disclosure purposes only. ASU No. 2011-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU No. 2011-4 effective January 1, 2012, but management has determined that the provisions of these changes will not have a significant impact to the Company's consolidated financial statements.

NOTE 2 – RECEIVABLES

The following table summarizes the components of current accounts receivable as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Revenue	$841,066	$967,437
Joint venture partners	5,943,712	6,162,775
Other	768,859	736,043
	7,553,637	7,866,255
Less: long-term portion of receivable from joint venture partners	5,804,146	6,001,319
	$1,749,491	$1,864,936

Receivables from all joint venture partners were $5.9 million as of March 31, 2012 (December 31, 2011 - $6.2 million). As of March 31, 2012, TVC OPUS 1 Drilling Program, L.P. (“OPUS”) owed the Company $5.8 million (December 31, 2011 - $6.0 million) incurred by the Company as the operating partner on behalf of OPUS for costs and expenses related to the development and operation of the Pleasant Valley oil sands property near Oxnard, California (“Pleasant Valley”) and for the general and administrative expenses of OPUS. The $5.8 million receivable from OPUS will be contributed to a new limited liability company to be jointly-owned by the Company and OPUS, as further described in Note 5 below, as partial consideration for the Company’s equity interest in the limited liability company and was classified as a long-term receivable as of March 31, 2012.

NOTE 3 – DEBT

The following table summarizes the components of debt as of March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
14% senior secured note due April 30, 2013	$2,518,413	$3,150,000
Non-interest bearing, unsecured promissory note due December 30, 2016	436,530	448,787
	2,954,943	3,598,787
Less: current portion of debt	2,595,984	76,041
	$358,959	$3,522,746

Senior Secured Note

On March 30, 2012, the Company and Mr. G. Thomas Gamble’s related trust (the “Gamble Trust”) entered into definitive agreements for the issuance of a senior secured note to the Gamble Trust in the amount of $3,298,310 (“Senior Secured Note”) (which includes interest accrued on the short-term demand loans to March 1, 2012) to replace and cancel three short-term demand loans in the amount of $3,150,000 made to the Company by Mr. Gamble, former Chairman of the Board of Directors of the Company, and the Gamble Trust in 2011. The Senior Secured Note will mature on April 30, 2013 and bears interest at 14% per annum which is payable monthly in arrears. The Senior Secured Note was accompanied by a warrant for the Gamble Trust to purchase 3,000,000 shares of the Company’s common stock, at an exercise price of $0.19 per share exercisable for a period of five (5) years from March 30, 2012.

As an inducement to the Gamble Trust to provide long-term funding to the Company when no other long-term funding was available to the Company on reasonably favorable terms, the Company assigned to the Gamble Trust, in perpetuity, (i) 2.0% of its overriding royalty interests (“ORRI’s”)  on the Claflin leases within the Edison Field near Bakersfield, California (“Claflin”), (ii) 1.0% of its ORRI’s on the other specified leases, and (iii) 1.0% of its ORRI’s on any other currently held or hereafter acquired lease within a specified area of mutual interest specified therein.  On May 1, 2012, the parties terminated the side letter dated April 3, 2012, regarding payment deferral of accrued overriding royalties, with such termination being retroactive to April 3, 2012.  As such, the overriding royalties payable under each lease are due when earned, subject to the terms and condition of each lease.

The Senior Secured Note is secured by, among other things, a pledge by the Company of its capital stock in its wholly-owned subsidiaries, Tri-Valley Oil & Gas Co. (“TVOG”) and in Select Resources Corporation, Inc. (“Select”), with a general continuing guaranty from TVOG and Select secured by the pledge of a security interest in certain of TVOG’s oil and gas leases, including the Claflin property.

The ORRI’s and pledge of a security interest in certain of TVOG’s oil and gas leases do not include any oil and gas leases relating to Pleasant Valley.

The fair values of the ORRI’s and warrant were recorded as a discount to the Senior Secured Note with the residual value allocated to the Senior Secured Note. The residual value of the Senior Secured Note was considered to be the fair value of the note based on an effective interest rate of 36% including the discount and stated interest rate. The discount to the Senior Secured Note and payments of the stated interest will be recognized to the periodic results of operations as interest and financing costs until its maturity on April 30, 2013.

Proceeds of the Senior Secured Note were allocated as follows:

Senior Secured Note - discounted loan amount	$2,518,412
ORRI’s	308,893
Warrant	471,005
$3,298,310

The fair value of the ORRI’s was calculated based on the net present value of the expected future cash flows of the proved reserves, and a risked portion of the probable reserves, of Claflin prepared by the Company’s independent petroleum engineers as of December 31, 2011. The Company accounted for the conveyance of the ORRI’s to the Gamble trust as a sale of an oil and gas interest and recognized a $0.2 million gain on the sale.

The fair value of the warrant was calculated using the Black-Scholes option-pricing model using a risk-free interest rate of 1.04%, a volatility factor of 120% and a dividend yield of 0%. The Company recognized the issuance of the warrant as additional paid-in capital.

In addition, the Company incurred $0.2 million of debt financing costs for financial advisory and legal fees ($0.1 million in 2012) which will be amortized to the results of operations as interest and financing costs over the life of the Senior Secured Note.

As further described in Note 9, certain events of default have occurred subsequent to the balance-sheet date which resulted in the classification of the Senior Secured Note as current debt as of March 31, 2012.

Unsecured Promissory Note

The non-interest bearing, unsecured promissory note for the purchase of the Company’s rig and equipment is a seller-financed loan repayable in equal monthly installments until December 30, 2016.  Interest on the promissory note was imputed based on the Company’s incremental borrowing rate of 8% as of date of the note on December 30, 2006.

NOTE 4 – ASSET RETIREMENT OBLIGATIONS

The following table summarizes the activity for the Company's asset retirement obligations for the three months ended March 31, 2012 and 2011:

Asset Retirement Obligations	2012	2011
Beginning of period	$548,866	$206,183
Liabilities settled or released	(85,052)	-
Accretion expense	10,469	4,141
Revisions in estimated cash flows	-	(25,202)
End of period	$474,283	$185,122

NOTE 5 – COMMITMENTS AND CONTINGENCIES

OPUS Preferred Return Period

As disclosed in Note 7 – Commitments and Contingencies to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the Company’s management and the OPUS Special Committee agreed in principle to a framework for a revision of terms to potentially settle certain claims against the Company by OPUS related to breaches of the governing OPUS partnership agreements (“Alleged Claims”).

In accordance with the proposed revised terms, the Company would contribute its working interests and ORRI’s in Pleasant Valley and amounts owed to the Company by OPUS to the new limited liability company in exchange for a 25% equity interest in the new limited liability company. OPUS would contribute its working interest in Pleasant Valley to the new limited liability company in exchange for a 75% equity interest in the new limited liability company. As an additional inducement to settle the Alleged Claims, the Company has agreed with the OPUS Special Committee to also assign to OPUS partial working interests in certain undeveloped mineral and oil and gas properties which could be reassigned to the Company upon achieving successful implementation of the Steam Assisted Gravity Drainage, or SAGD, pilot, among other criteria. The Alleged Claims, currently estimated to be $30.4 million (revised from $32.3 million announced on August 19, 2011),  would be settled at the closing of the transaction (the “Closing”), which will be conditioned upon execution of definitive agreements, the ratification of the settlement terms and operating structure of the new limited liability company by the Company’s Board of Directors and at least a majority in interest of the OPUS partners. After Closing, OPUS and the Company would disproportionally share the distributable cash from profits generated by the new joint venture limited liability company for a period of time after deployment of the SAGD technology at Pleasant Valley (“OPUS Preferred Return Period”) to substantially complete development of the Vaca Tar reservoir within the Pleasant Valley properties. The OPUS Preferred Return Period would be established based upon a period of time during which both parties reasonably expect OPUS may receive compensation for the amount of the  settled claims; however, there will be no guarantee of payment of this amount to OPUS by the Company or the new limited liability company. The OPUS Special Committee and the Company have agreed in principle to settle the Alleged Claims at Closing in this manner, in part, to facilitate potential financing arrangements for the development of Pleasant Valley.

Management expects that the Company’s allocable share of any distributable cash from profits generated by the Pleasant Valley project during the OPUS Preferred Return Period will significantly decrease, at least for the foreseeable future.  After this preferred return time period ends, OPUS and the Company would receive 75% and 25%, respectively, of any net revenues and distributable cash flow from the limited liability company.

Securities and Exchange Commission (“SEC”) Subpoenas

On February 2, 2012, the Company and OPUS each received a subpoena issued by the staff of the SEC seeking documents and data for the period from January 1, 2002 to the present, relating to their  financial condition, results of operations, transactions, activities, business, and offer and sale of securities of the Company and OPUS.  The SEC staff is conducting a non-public, fact-finding inquiry into possible violations of the federal securities laws, and this investigation does not represent a conclusion by the staff that there have been any violations of the federal securities laws nor whether the staff would conclude that any enforcement action is appropriate.  The Company is cooperating with the staff's request and is in the process of responding to the subpoena.  The Company has consulted with the OPUS Special Committee on this matter.  Management is unable to predict what action, if any, might be taken in the future by the SEC or its staff as a result of the matters that are the subject of these subpoenas or what impact, if any, the cost of responding to this staff inquiry might have on the Company’s consolidated financial position, results of operations, or cash flows.  Accordingly, no provision has been made to the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2012. The Company’s cooperation with the SEC in its inquiry is consistent with the Company’s decision to address and resolve various legacy issues of the Company and OPUS.

Environmental Matters

Except as disclosed in Note 7, the Company has no material accrued environmental liabilities for its sites because it is not probable that a loss will be incurred and, if incurred, the minimum cost and/or amount of loss cannot be reasonably estimated. However, because of the uncertainties associated with environmental assessment and remediation activities, future expense to remediate the currently identified sites, and sites identified in the future, if any, could result in material costs being incurred by the Company.

Commitments

The Company has various commitments to hydrocarbon and mineral interest owners for royalties on production, lease payments and/or work commitments in the ordinary course of business to maintain its lease on such properties. Failure to maintain these commitments could result in penalties or a loss of the hydrocarbon or mineral lease.

NOTE 6 – SEGMENT INFORMATION

The Company's businesses were consolidated into two operating segments:

●	Oil and Gas — This segment captures the Company’s crude oil and natural gas exploration and production activities.
●	Minerals — This segment captures the Company’s precious metal mineral exploration activities.

The following tables set forth the Company’s segment assets as of March 31, 2012 and December 31, 2011 and the segment revenues and segment income and losses for the three ended March 31, 2012 and 2011:

	Oil and Gas Operations	Minerals	Non-Segment Items	Total
Segment revenues
For the three months ended March 31, 2012	861,562	-	1,058	862,620
For the three months ended March 31, 2011	660,246	50	50,000	710,296

Segment income (loss)
For the three months ended March 31, 2012	77,780	(23,340)	(1,537,730)	(1,483,290)
For the three months ended March 31, 2011	(309,475)	(74,271)	(1,825,484)	(2,209,230)

Segment assets
As of March 31, 2012	15,019,933	589,134	1,969,894	17,578,961
As of December 31, 2011	15,968,238	478,927	2,202,090	18,649,255

NOTE 7 – LEGAL PROCEEDINGS

Other than ordinary, routine litigation incidental to Tri-Valley’s business, the Company was involved in the following material litigation or unasserted claims as of March 31, 2012:

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

Unasserted Claims

As discussed in Note 5, the Company entered into a non-binding term sheet with the OPUS Special Committee in August 2011, which is in the process of revision, in connection with the formation of a new jointly-owned, limited liability company and the resolution of the Alleged Claims. Certain OPUS investors have expressed discontent with the proposed settlement terms and have threatened to sue the Company and/or report their allegations to federal and state regulators. The threatened claims include allegations of fraudulent inducement to contract, violations of applicable federal and state broker-dealer registration rules, and violations of federal and state antifraud rules in connection with the sale of OPUS securities. The Company believes that the framework for revised settlement terms being negotiated with the OPUS Special Committee, which will be voted on by the OPUS partners, are fair and reasonable in light of all known facts and circumstances.  However, the Company cannot predict the possible outcome, nor quantify the effect, of such a suit or the costs of defense if a threatened suit is actually filed.  If such a suit is filed, the Company will analyze any and all defenses it might have relating thereto.  An adverse outcome against the Company could have a material and adverse effect on the Company and its subsidiaries.

NOTE 8 – STOCK-BASED COMPENSATION

The Company has outstanding common stock options issued to employees, directors and non-employees under its equity incentive plans. The Company measures the fair value at the grant date for stock option grants and records compensation expense over the requisite service or vesting period. The fair value of stock options is calculated using the Black-Scholes option-pricing model on the date of grant.

During the three months ended March 31, 2012 and 2011, the Company recognized stock-based compensation as follows:

	2012	2011

Employee, director and non-employee common stock options	$4,822	$33,653
Common stock issued to the Board of Directors	71,661	-
Common shares and a warrant issued pursuant to executive retirement agreements	-	28,000
	$76,483	$61,653

The Board of Directors received, in the aggregate, 398,114 unrestricted shares of common stock from the Company’s 2011 Omnibus Long-Term Incentive Plan during the three months ended March 31, 2012 at $0.18 per share. The shares issued were in lieu of the Board of Director’s 2011 annual retainers that were to be paid in cash pursuant to the Company’s non-employee director remuneration program. The estimated fair value of the shares issued ($0.18 per share) was calculated at the closing trading price for the Company’s common shares on January 27, 2012, the date of approval by the Board of Directors for the issuance of the shares in lieu of the cash compensation.

For the three months ended March 31, 2011, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock to a former Company executive pursuant to an executive retirement agreement. The warrant has a term of two years with an exercise price of $0.54 per share and vested immediately. The warrant was fair valued at $13,000 on the date of issuance on February 18, 2011based on the Black-Scholes option-pricing model using a risk-free interest rate of 0.75%, a volatility factor of 148% and a dividend yield of 0%. Additionally, the Company issued 30,000 shares of common stock to a former Company executive pursuant to an executive retirement agreement with a fair value of $15,000 calculated at the closing trading price for the Company’s common shares on March 29, 2011 of $0.50 per share multiplied by the number of common shares issued.

The following table summarizes stock option activity for the three months ended March 31, 2012:

		Weighted
	Number of	Average
Outstanding	Stock Options	Exercise Price
Beginning of period	1,010,500	$3.16
Granted	160,000	$0.22
Forfeited	(143,750)	$3.75
End of period	1,026,750	$2.62

The fair value of the stock options issued during the three months ended March 31, 2012 was estimated on the date of grant using the Black-Scholes option pricing formula based on management’s estimate of requisite service periods using a risk-free interest rate of 0.52%, a volatility factor of 133% and a dividend yield of 0%.

As of March 31, 2012, there were 362,750 unvested stock options outstanding with unrecognized stock-based compensation expense of $0.2 million and 6,455,636 common shares were available for issuance pursuant to the 2011 Omnibus Long-Term Incentive Plan.

NOTE 9 – SUBSEQUENT EVENTS

Debt – Additional Note

On April 3, 2012, the Gamble Trust loaned the Company $1.5 million bearing simple interest at 14% per annum and due on April 30, 2013 (the “Additional Note”), on the express condition that the Company’s obligations under the Additional Note would be secured by the same collateral that currently secures the Senior Secured Note issued to the Gamble Trust on March 30, 2012.

On May 4, 2012, the Company and the Gamble Trust entered into a Senior Secured Note and Warrant Purchase Agreement (the “Purchase Agreement”), pursuant to which the parties replaced the Additional Note with a new senior secured note (the “Secured Note”) in the aggregate principal amount of $1.5 million, due April 30, 2013, plus a warrant to purchase 1,365,000 shares of the Company’s common stock, at an exercise price equal to $0.10 per share (which is equal to the closing price of the common stock on May 3, 2012, the last trading day prior to issuance, plus $0.01).  The warrant is exercisable for a period of five (5) years from the closing date of the transaction.

In connection with the Purchase Agreement, the Company entered into a Registration Rights Agreement, dated May 4, 2012, with the Gamble Trust, as amended by side letter, pursuant to which the Company has agreed to file a registration statement with the SEC within 30 days after the receipt of written notice from the Gamble Trust requesting registration of the resale of the shares of common stock issuable upon exercise of the warrant.

The Company’s obligations under the Secured Note are secured by, among other things, a pledge by the Company of its equity interest in its two wholly-owned subsidiaries, TVOG and Select.  Such subsidiaries are also guarantors of the Company’s obligations under the Secured Note, secured by a deed of trust providing for, among other things, the grant by TVOG of a security interest in the “Mortgaged Property” described therein, including the Claflin property, but not including any oil and gas leases relating to Pleasant Valley.

Debt - Default

Certain events of default have occurred under the debt agreements with the Gamble Trust including, among other things, the Company’s (i) non-payment of accrued interest due and payable for the month of April 2012 under the Senior Secured Note issued on March 30, 2012, which was due by no later than May 3, 2012; (ii) non-payment of reasonable costs and expenses incurred by the Gamble Trust in connection with the transactions contemplated by the March 30, 2012 transaction documents, including reasonable legal fees and disbursements in connection therewith; and (iii) being unable to pay debts as such debts become due.  An event of default under the Senior Secured Note also constitutes an event of default under the Secured Note issued on May 4, 2012.  The total outstanding debt owed to the Gamble Trust by the Company under the March 30, 2012 and May 4, 2012 debt agreements are $4,798,310 in principal amount, plus an additional $178,174, as of May 4, 2012, in accrued but unpaid interest and fees, in the aggregate.

Richardson Project

The Company and McEwen Mining Inc. (“McEwen Mining”), formerly US Gold Corporation, agreed to an early termination of the exploration lease with respect to the Company’s Richardson minerals property located in the Tintina Gold Belt of Alaska to be effective May 14, 2012. McEwen Mining acquired the exploration lease from the Company in July 2011 along with an exclusive option to purchase a 60% interest in the project and the right to enter into a joint venture for its development upon the completion of $5.0 million of exploration expenditures and 30,000 feet of core drilling during the four-year term of the lease.   McEwen Mining had the right to terminate the lease after completing $2.2 million in exploration expenditures and performing 15,000 feet of core drilling at the Richardson Project, which was required during the first two years of the four-year lease.

McEwen Mining indicated to the Company that it wished to discontinue work in Alaska to refocus its capital spending priorities on existing projects, and made no assertions (positive or negative) as to the geological merits of the Richardson property.  In consideration for the early termination, McEwen Mining paid the Company a $350,000 termination fee and will provide all data generated, or acquired, by McEwen Mining  related to the work they performed on the Richardson Project prior to termination.

The Company will initiate a search for another qualified partner to finance continuation of the exploration work at the Richardson Project.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Notice Regarding Forward-Looking Statements

All statements contained in this Quarterly Report on Form 10-Q (“Quarterly Report”) that refer to future events or other non-historical matters are forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  We have attempted to identify forward-looking statements by terminology including “anticipates,”  “believes,”  “can,”  “continue,”  “could,”  “estimates,”  “expects,”  “intends,”  “may,”  “plans,”  “potential,” or “predicts,” or the negative of these terms or other comparable terminology. Although we do not make forward-looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions based on management’s expectations as of the date of this Quarterly Report, and involve known and unknown risks, uncertainties and other factors, including, without limitation, those disclosed under this “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation,” and under “Part II, Item 1A. Risk Factors ”contained in this Quarterly Report, as well as those other risks and factors that are discussed in our filings with the Securities and Exchange Commission (“SEC”) from time to time.  Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this Quarterly Report to conform such statements to actual results or to reflect events or circumstances occurring after the date of this Quarterly Report.

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

As generally used in the oil and gas business and throughout this Quarterly Report, the following terms have the following meanings:

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

Oil and Gas Operations

Our oil and gas operations primarily consist of exploring and drilling for, and ultimately producing and selling, crude oil and natural gas. As a result, TVOG derives most of its principal revenue from crude oil and natural gas production. The profitability of our operations in any particular accounting period will be directly related to the realized prices of crude oil and natural gas sold, the type and volume of crude oil and natural gas produced, and the results of development and exploitation activities. Realized prices for natural gas will fluctuate from one period to another due to regional market conditions and other factors, while oil prices will be predominantly influenced by global supply and demand. The aggregate amount of crude oil and gas produced may fluctuate based on the success of development and exploitation of oil and gas reserves pursuant to current reservoir management. We benefit from lower natural gas prices as we are a consumer of natural gas in our California oil operations.  The cost of natural gas used in our steaming operations, production rates, labor, equipment costs, maintenance expenses, and production taxes are expected to be the principal influences on operating costs. Accordingly, our results of operations may fluctuate from period to period based on the foregoing principal factors, among others.

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

Notable Items for the first quarter of 2012:

●	Entered into definitive agreements with the Gamble Trust for the issuance of a senior secured note to replace the three short-term notes made to the Company in 2011;
●	Settled with the plaintiffs in the Hansen lawsuit regarding ownership of mineral rights on the Hansen property in the Oxnard Field;
●
Agreed in principle with the OPUS Special Committee to a framework for a revision of terms to potentially settle claims against us by  OPUS related to breaches of the governing OPUS partnership agreements;

●	Completed initial steam injection on the last of the eight new wells drilled at Claflin in 2011; and
●	Initiated pre-front end engineering and design work for facilities to support a SAGD pilot for the Pleasant Valley project.

Notable items and expectations for the balance of 2012:

●
Finalize with the OPUS Special Committee the negotiation of a term sheet for the settlement of the alleged claims and formation of a new jointly-owned, limited liability company to own, develop and operate Pleasant Valley;

●
Finalize and distribute the Information Statement and Consent Solicitation , which will be submitted to the OPUS partners for approval of the new jointly-owned, limited liability company and resolution of alleged claims pursuant to the terms negotiated by us and the OPUS Special Committee;

●
Arrange a financing commitment for the new jointly-owned, limited liability company’s SAGD pilot program at Pleasant Valley comprised of  one SAGD pilot well pair and, if the SAGD pilot is successful and meets certain performance standards, two additional SAGD well pairs;

●	Complete front end engineering and design for the SAGD pilot program at Pleasant Valley. Completion and testing of the SAGD pilot is not anticipated until 2013;
●	Secure project financing to advance development of oil reserves at Claflin;
●
Complete next stage of Claflin development to include:
º Drill up to three new horizontal wells,
º Recomplete two vintage wells to produce the Chanac formation,
º Recomplete one idle vintage well for injection of produced water,
º Upgrade surface facilities;

●	Secure strategic partners for the Richardson and Shorty Creek minerals properties; and
●	Sell our idle drilling rig that is stacked in Fallon, Nevada.

OVERVIEW OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

The following quantifies quarter-over-quarter changes in the components of our net losses between the first quarters of 2012 and 2011:

	2012	Change	2011
Production (boe) (1)	9,520	1,313	8,207
Realized prices ($/boe)	$90.50	$10.33	$80.17

Cash Items
Oil and gas revenue(1)	$861,562	$203,604	$657,958
Interest income and other revenue	1,058	(51,280)	52,338
Oil and gas production and exploration	(717,520)	(267,987)	(449,533)
Mining exploration	(17,570)	23,783	(41,353)
General and administrative	(1,262,207)	563,709	(1,825,916)
Interest	(52,812)	(38,508)	(14,304)
Total cash items	(1,187,489)	433,321	(1,620,810)
Non-cash items
Write off and impairment loss	(24,638)	384,242	(408,880)
Depreciation, depletion and amortization	(234,151)	(115,256)	(118,895)
Stock-based compensation	(76,483)	(14,830)	(61,653)
Interest and financing costs	(84,324)	(80,183)	(4,141)
Gain on sale of assets	216,232	205,623	10,609
Other gains and losses, net	(92,437)	(86,977)	(5,460)
Total non-cash items	(295,801)	292,619	(588,420)
Net loss	$(1,483,290)	$725,940	$(2,209,230)
(1) Production and oil and gas revenues are reported net of transportation and diluent purchased for Pleasant Valley.

Unless otherwise indicated, our discussion of the results of operations for the first quarter ended March 31, 2012, is based on a comparison with the corresponding period of 2011 for those items of revenues and expenses in which the change is $ 0.1 million or more.

Oil and Gas Revenue

Net oil and gas revenue increased $0.2 million for the first quarter of 2012 primarily due to a combination of increased production at Claflin and higher realized oil prices. Oil production at Pleasant Valley for the first quarter of 2012 was down 7% (or 352 bbls) and increased 124% (or 1,936 bbls) at Claflin compared to the same period in 2011. Additionally, natural gas production decreased 21% (or 271 boe’s) as a result of assigning our interest to a third-party operator in one marginal–producing, natural gas lease in consideration for being released from the abandonment liability on three natural gas wells on the lease. Lower production at Pleasant Valley for the first quarter of 2012 was primarily a result of more wells being on steam injection  during the quarter compared to the same period in 2011. The production increase at Claflin was the result of the restart of steam operations and initial steam injection performed on the remaining five new wells  in the fourth quarter of 2011 which were turned back to oil production during the first quarter of 2012.

We realized an average of $100.40 per bbl on our oil sales in the first quarter of 2012 compared to $90.96 per bbl for the same period in 2011, an increase of $9.44 per barrel.  However, our average realized natural gas prices declined in the first quarter of 2012 to $2.03 per mcf from $3.98 per mcf in the same period of 2011 which reduced our average realized prices per boe to $90.50 per boe and $80.17 per boe for the first quarters of 2012 and 2011, respectively. The increase in our average realized oil prices was primarily due to the new sales contracts we signed in November 2011 which tied our oil sales to a basket of California oil price postings for Midway Sunset rather than West Texas Intermediate (“WTI”). For the first quarter of 2012, Midway Sunset crude oil prices averaged approximately $7.29 per bbl higher than for the average price of WTI, whereas, had our new sales contract been in place during the first quarter of 2011, the spread between the averages of Midway Sunset and WTI crude oil prices for the first quarter of 2011 would have been only $0.71 per barrel. Consequently, of the $9.44 per barrel increase in our realized oil prices for the first quarter of 2012, approximately 70%  of the increase was attributable to pegging the price for the sale of our oil production in November 2011 to Midway Sunset crude oil prices rather than WTI.

On the other hand, by late March 2012, natural gas prices were trading nationally at a 10-year low price due to the expansion in natural gas inventories resulting from a mild winter and successful drilling and production of natural gas from shale rock in various regions of the United States. Fortunately, we are not heavily dependent on natural gas production for our revenue as natural gas comprised approximately 11% of our boe production and only 1% of total oil and gas revenues for the first quarter of 2012.

Oil and Gas Production and Exploration

Oil and gas production costs increased $0.3 million for the first quarter of 2012. These increases were primarily due to increased production and steaming activity at Claflin which was initiated at the end of 2011. The steaming expenses for purchased water and fuel were charged to prepaid expenses at the end of 2011 and are being amortized to oil and gas production expenses as the oil generated from this steam cycle is produced. Production costs at Pleasant Valley for the first quarter of 2012 were comparable to the same period in 2011.

General and Administrative

General and administrative expenses decreased $0.6 million for the first quarter of 2012.  The decrease is primarily due to $0.4 million of lower labor, benefit and severance costs in the first quarter of 2012 as a result of staff reductions made during 2011. Reduced legal costs and lower office rent resulted in an additional $0.2 million reduction in general and administrative expenses for the first quarter of 2012.

Write off and Impairment Loss

Our write off and impairment loss for the first quarter of 2012 decreased $0.4 million. In the first quarter of 2011, we wrote off or impaired $0.3 million of expired leases on unproved oil and gas properties in addition to $0.1 million of other equipment and assets. During the first quarter of 2012, our write off of oil and gas properties consisted of our unamortized investment in one marginal-producing, natural gas lease which we assigned to a third-party operator in consideration for being released from the abandonment liability on three natural gas wells on the lease.

 Depreciation, Depletion and Amortization

Depreciation, depletion and amortization increased $0.1 million for the first quarter of 2012 due to the increased unit-of-production depletion rate on the Claflin property as a result of the capital investment activities conducted during 2011. The unit-of-production depletion rate for Claflin was $33.54 per barrel for the first quarter of 2012 and no depletion was recorded for the first quarter of 2011. The capital investment activities at Claflin were initiated in the second quarter of 2011 including the drilling of eight new vertical wells, installation of flowlines, two production manifolds, the acquisition of a 19 MMBTU/hr steam generator and significant upgrades to our steam generation equipment and facilities.  Resumption of steam operations at Claflin occurred in the fourth quarter 2011 which allowed initial steam injection to be completed on the remaining five new wells that had not received an initial injection cycle.

Gain on Sale of Assets

Our gain on the sale of assets increased $0.2 million for the first quarter of 2012. As an inducement to the Gamble Trust to provide long-term funding, as further described in Note 3 – Debt in Part I Item 1 “Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report, we conveyed the ORRI’s to the Gamble Trust and recognized a gain of $0.2 million equal to the amount of the ORRI’s estimated fair value in excess of a prorated portion of our carrying value associated with the Claflin property. The fair value of the ORRI’s was calculated based on the net present value of the expected future cash flows of the proved reserves, and a risked portion of the probable reserves, of Claflin prepared by our independent petroleum engineers as of December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Cash

Our cash flows from operating, investing and financing activities, as reflected in our condensed consolidated statements of cash flows, are summarized in the following table:

	2012	Change	2011
Net cash used in operating activities	$(416,537)	$3,476,366	$(3,892,903)
Net cash used in investing activities	(144,538)	51,268	(195,806)
Net cash provided by (used in) financing activities	(12,256)	(5,148,414)	5,136,158
Net increase (decrease) in cash	$(573,331)	$(1,620,780)	$1,047,449

Unless otherwise indicated, our discussion of the sources and uses of cash for the first quarter ended March 31, 2012, is based on a comparison with the corresponding period of 2011 for those items in which the change is $ 0.1 million or more.

Operating Activities

For the first quarter of 2012, our cash used in operating activities was $3.5 million lower than for the same period in 2011 primarily due to changes in our utilization of working capital ($3.0 million) and lower general and administrative expenses and other changes in operating activities that provide or use cash ($0.5 million).

Investing Activities

Net cash used in investing activities are primarily comprised of acquisition, exploration and development of oil and gas properties, net of dispositions of oil and gas properties. There were no significant changes between the first quarter of 2012 when compared to the same period in 2011 for cash used in investing activities.

Financing Activities

Net cash provided by financing activities for the first quarter of 2012 decreased $5.1 million compared to the same period in 2011 primarily as a result of  no equity  issuances during the first quarter of 2012. During the first quarter of 2011, we sold 5,069,904 shares of our common stock at an average price of $0.48 per share through the October 22, 2010 at-the-market (“ATM”) equity offering program for gross proceeds of $2.4 million. Through the February 3, 2011 ATM equity offering program, 6,249,824 shares of our common stock were sold at an average price of $0.48 per share during February and March 2011 for gross proceeds of $3.0 million. Net proceeds received during the first quarter of 2011 from both ATM equity offerings totaled $5.2 million.

Liquidity and Financial Condition Outlook

The recoverability of our crude oil and natural gas reserves depends on future events, including obtaining adequate financing for our exploration and development program, successfully completing our planned drilling program, and achieving a level of operating revenues that is sufficient to support our cost structure. As of March 31, 2012, our cash balance was $11,084 and we had negative working capital of $10.6 million. In addition, as a result of our financial condition, we are in default on our debt financing covenants with the Gamble Trust as more fully described in Note 9 – Subsequent Events in Part I Item 1 “Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report.

We expect to continue to incur increased legal expenses in 2012 in connection with ongoing legal matters, including the restructuring of OPUS and the resolution of certain alleged claims relating to OPUS; cooperation with the SEC staff’s ongoing fact-finding inquiry into possible violations of federal securities laws; and the resolution of the other matters discussed in Note 7 – Legal Proceedings in Part I Item 1 “Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report. Although we cannot predict the possible outcome of these proceedings, the cost of prolonged defense and/or material, adverse outcomes against us could significantly impair our liquidity and financial condition unless we are able to raise additional debt or equity capital from external sources. We do not currently have sufficient cash balances or the ability to generate cash from our operations to satisfy material, adverse judgments against us or settlement of claims.

We have not yet achieved profitability.  As discussed above, we remain dependent upon raising capital, and we will need to raise additional capital to cover a substantial portion of our operating and general and administrative expenses, as well as, cure the defaults of our debt financing covenants, improve our working capital position and fund capital requirements for the next twelve months.  However, certain factors, such as the economic climate and interest rates, which directly affect the supply of capital, are beyond our control.  As a result, we may not be able to obtain additional financing, or even if we were to obtain any financing, it may contain burdensome restrictions on our business, in the case of debt financing, or result in significant dilution, in the case of equity financing. Our ability to successfully develop our oil and gas and mineral properties depends, in large part, on our ability to develop and maintain effective working relationships with industry participants, joint venture partners, and other investors.  We may not be able to establish these strategic or joint venture relationships, or if established, we may choose the wrong partner, or we may not be able to maintain them. In the event we are unable to raise additional funds, we could be forced to abandon our current business activities, sell a portion of our assets and/or we could be forced to seek bankruptcy protection or liquidate and dissolve. In the event we were to cease our business operations or file for bankruptcy protection, we would likely cease our filings with the SEC. As reported in our Current Report on 8-K, filed with the SEC on May 2, 2012, we received a notice of delisting of our common stock on the NYSE Amex, LLC (“NYSE Amex”) as a result of not being in compliance with certain listing requirements in the NYSE Amex’s Company Guide. If we are unable to satisfy the NYSE Amex’s listing requirements, or if we choose to voluntarily delist, our common stock would likely trade on the OTC Bulletin Board or the OTC Markets and it could become more difficult to dispose of, or obtain accurate quotations for the price of, our common stock and it could become more difficult for us to raise additional capital from an equity financing. In addition, if we were delisted from NYSE Amex, it could constitute an event of default under any financing covenants to which we may then be subject, which could also trigger a default under any such contractual covenants.

As such, unless we are successful in our initiatives to generate liquidity and raise capital, the foregoing conditions and uncertainties raise substantial doubt about our ability to continue as a going concern.

We have no off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of our financial statements requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate these estimates and assumptions, which are based on historical experience and on other assumptions that we believe to be reasonable. In the event that any of our estimates and assumptions is inaccurate in any material respect, it could have a material adverse effect on our reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. A summary of our critical accounting policies is included in Part II Item 7. ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have been no material changes to the critical accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Part II Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) during the fiscal quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than ordinary, routine litigation incidental to our business, we were involved in the following material litigation as of March 31, 2012:

Pleasant Valley Ranch et al. v. Tri-Valley Corporation et al. — On December 6, 2011, we were served with a lawsuit that was filed against us on November 29, 2011.  The plaintiff is suing us for damages on the alleged grounds that, among other things, our oil and gas production operations caused contamination of soil and groundwater on the plaintiff’s property and interfered with the sale of plaintiff’s property.  The plaintiff is seeking to recover damages of at least $8.0 million from us and to rescind our drill site surface lease.  On January 25, 2012, we filed an answer to the complaint and also filed a cross-complaint. The parties are in the initial stages of discovery and management believes that we have meritorious defenses and intends to vigorously defend the lawsuit. Management is unable to predict the outcome of this complaint or what impact, if any, a negative outcome might have on our consolidated financial position, results of operations, or cash flows.

ITEM 1A.   RISK FACTORS

For information about our risk factors, see Part 1 Item 1A. “Risk Factors”, of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As reported in our Current Report on 8-K, filed with the SEC on April 5, 2012 and in Note 3 – Debt in Part I Item 1 “Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report, on March 30, 2012, we and Mr. G. Thomas Gamble’s related trust (the “Gamble Trust”) entered into definitive agreements for the issuance of a senior secured note to the Gamble Trust in the amount of $3,298,310 (“Senior Secured Note”) (which includes interest accrued on the short-term demand loans to March 1, 2012) to replace and cancel three short-term demand loans in the amount of $3,150,000 made to us by Mr. Gamble, former Chairman of the Board of Directors of the Company, and the Gamble Trust in 2011. The Senior Secured Note was accompanied by a warrant for the Gamble Trust to purchase 3,000,000 shares of our common stock, at an exercise price of $0.19 per share exercisable for a period of five (5) years from March 30, 2012.

The above described securities were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 promulgated thereunder.  The definitive agreements executed in connection therewith contain representations to support our reasonable belief that, among other things, the Gamble Trust had access to information concerning our operations and financial condition, that the Gamble Trust acquired the securities for its own account and not with a view to the distribution thereof, and that the Gamble Trust is an “accredited investor” as such term is defined in Regulation D promulgated under the Securities Act.  The securities are deemed to be restricted securities for purposes of the Securities Act and the certificates representing the securities shall bear legends to that effect.  Accordingly, such securities may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Roth Capital Partners, LLC acted as financial advisor to us in connection with the loan transaction and received an advisory fee of $60,000.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

As reported in our Current Report on 8-K, filed with the SEC on May 7, 2012 and in Note 9 – Subsequent Events in Part I Item 1 “Condensed Consolidated Financial Statements (Unaudited)” of this Quarterly Report, certain events of default have occurred under the debt agreements with the Gamble Trust including, among other things, our (i) non-payment of accrued interest due and payable for the month of April 2012 under the Senior Secured Note issued on March 30, 2012, which was due by no later than May 3, 2012; (ii) non-payment of reasonable costs and expenses incurred by the Gamble Trust in connection with the transactions contemplated by the March 30, 2012  transaction documents, including reasonable legal fees and disbursements in connection therewith; and (iii) being unable to pay debts as such debts become due.  An event of default under the Senior Secured Note also constitutes an event of default under the Secured Note issued on May 4, 2012.  The total outstanding debt owed to the Gamble Trust by us under the March 30, 2012 and May 4, 2012 debt agreements are $4,798,310 in principal amount, plus an additional $178,174, as of May 4, 2012, in accrued but unpaid interest and fees, in the aggregate.

ITEM 5.  OTHER INFORMATION

We and McEwen Mining Inc. (“McEwen Mining”), formerly US Gold Corporation, agreed to an early termination of the exploration lease with respect to our Richardson minerals property located in the Tintina Gold Belt of Alaska to be effective May 14, 2012. McEwen Mining acquired the exploration lease from us in July 2011 along with an exclusive option to purchase a 60% interest in the project and the right to enter into a joint venture for its development upon the completion of $5.0 million of exploration expenditures and 30,000 feet of core drilling during the four-year term of the lease.   McEwen Mining had the right to terminate the lease after completing $2.2 million in exploration expenditures and performing 15,000 feet of core drilling at the Richardson Project, which was required during the first two years of the four-year lease. During the 2011 field season, McEwen Mining collected 1,507 power auger soil samples along with approximately 150 rock samples. Core drilling totaled 2,863 feet in 3 holes, from which 616 samples were collected and sent for laboratory analysis. In addition, 1,866 line-km of airborne magnetic and gamma-ray spectrometry geophysics were flown.

McEwen Mining indicated to the Company that it wished to discontinue work in Alaska to refocus its capital spending priorities on existing projects and made no assertions (negative or positive) about the geological merits of the Richardson Project. In consideration for the early termination, McEwen Mining paid the Company a $350,000 termination fee and will provide all data generated, or acquired, by McEwen Mining related to the work they performed on the Richardson Project prior to termination.

We plan to commence the search for a new partner to complete the remaining Richardson Project exploration program including contacting mining companies that had previously expressed an interest in the project.

ITEM 6.   EXHIBITS

Exhibit Number	Description of Exhibit

4.1
Senior Secured Note issued by the Company to the Gamble Trust, on March 30, 2012 (incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

4.2
Warrant to Purchase Common Stock issued by the Company to the Gamble Trust on March 30, 2012 (incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

4.3	Senior Secured Note issued by the Company to the Gamble Trust on May 4, 2012 (incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).
4.4
Warrant to Purchase Common Stock issued by the Company to the Gamble Trust on May 4, 2012 (incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.1
Senior Secured Note and Warrant Purchase Agreement, dated as of March 30, 2012, by and among Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.2
Registration Rights Agreement, dated as of March 30, 2012, by and among Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.3
Agreement for Registration Deferral, dated as of April 3, 2012, by and among Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.4
Guaranty Agreement, dated as of  March 30, 2012, executed by Tri-Valley Oil & Gas Co. and Select Resources Corporation, Inc. (incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.5
Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing, and Financing Statement, dated as of March 30, 2012, executed by Tri-Valley Oil & Gas Co. (incorporated by reference to Exhibit 10.5 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.6
Amended and Restated Pledge and Security Agreement, dated as of March 30, 2012, between Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.6 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.7
Assignment of Overriding Royalty Interest, dated as of March 30, 2012, executed by Tri-Valley Oil & Gas Co. in favor of the investor named therein (incorporated by reference to Exhibit 10.7 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.8
Agreement for ORRI Payment Deferral, dated as of April 3, 2012, by and among Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.8 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.9
Senior Secured Note and Warrant Purchase Agreement, dated as of May 4, 2012, by and between Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.10
Registration Rights Agreement, dated as of May 4, 2012, by and between Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.11
Side letter regarding registration deferral, dated May 4, 2012, by and between Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.12
Guaranty Agreement, dated as of May 4, 2012, executed by Tri-Valley Oil & Gas Co. and Select Resources Corporation, Inc. (incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.13
Amendment and Modification of Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing, and Financing Statement, dated as of May 4, 2012, executed by Tri-Valley Oil & Gas Co. (incorporated by reference to Exhibit 10.5 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.14
Modification of Transaction Documents, dated as of May 4, 2012, by and between Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.6 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.15
Side letter regarding termination of payment deferral of accrued overriding royalties, dated as of May 1, 2012, executed by Tri-Valley Corporation and Tri-Valley Oil & Gas Co. in favor of the investor named therein (incorporated by reference to Exhibit 10.7 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.16*	Termination Agreement, dated as of May 11, 2012, by and between Select Resources Corporation, Inc. and McEwen Mining Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
 ** Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRI-VALLEY CORPORATION

May 17, 2012	/s/ Maston N. Cunningham
Maston N. Cunningham
President and Chief Executive Officer

May 17, 2012	/s/ Gregory L. Billinger
Gregory L. Billinger
Interim Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit

4.1
Senior Secured Note Issued by the Company to the Gamble Trust, on March 30, 2012 (incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

4.2
Warrant to Purchase Common Stock Issued by the Company to the Gamble Trust on March 30, 2012 (incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

4.3	Senior Secured Note issued by the Company to the Gamble Trust on May 4, 2012 (incorporated by reference to Exhibit 4.1 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).
4.4
Warrant to Purchase Common Stock issued by the Company to the Gamble Trust on May 4, 2012 (incorporated by reference to Exhibit 4.2 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.1
Senior Secured Note and Warrant Purchase Agreement, dated as of March 30, 2012, by and among Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.2
Registration Rights Agreement, dated as of March 30, 2012, by and among Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.3
Agreement for Registration Deferral, dated as of April 3, 2012, by and among Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.4
Guaranty Agreement, dated as of March 30, 2012, executed by Tri-Valley Oil & Gas Co. and Select Resources Corporation, Inc. (incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.5
Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing, and Financing Statement, dated as of March 30, 2012, executed by Tri-Valley Oil & Gas Co. (incorporated by reference to Exhibit 10.5 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.6
Amended and Restated Pledge and Security Agreement, dated as of March 30, 2012, between Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.6 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.7
Assignment of Overriding Royalty Interest, dated as of March 30, 2012, executed by Tri-Valley Oil & Gas Co. in favor of the investor named therein (incorporated by reference to Exhibit 10.7 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.8
Agreement for ORRI Payment Deferral, dated as of April 3, 2012, by and among Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.8 to Company’s Current Report on Form 8-K, filed with the SEC on April 5, 2012).

10.9
Senior Secured Note and Warrant Purchase Agreement, dated as of May 4, 2012, by and between Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.1 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.10
Registration Rights Agreement, dated as of May 4, 2012, by and between Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.2 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.11
Side letter regarding registration deferral, dated May 4, 2012, by and between Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.3 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.12
Guaranty Agreement, dated as of May 4, 2012, executed by Tri-Valley Oil & Gas Co. and Select Resources Corporation, Inc. (incorporated by reference to Exhibit 10.4 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.13
Amendment and Modification of Deed of Trust, Assignment of Production, Security Agreement, Fixture Filing, and Financing Statement, dated as of May 4, 2012, executed by Tri-Valley Oil & Gas Co. (incorporated by reference to Exhibit 10.5 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.14
Modification of Transaction Documents, dated as of May 4, 2012, by and between Tri-Valley Corporation and the investor named therein (incorporated by reference to Exhibit 10.6 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.15
Side letter regarding termination of payment deferral of accrued overriding royalties, dated as of May 1, 2012, executed by Tri-Valley Corporation and Tri-Valley Oil & Gas Co. in favor of the investor named therein (incorporated by reference to Exhibit 10.7 to Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2012).

10.16*	Termination Agreement, dated as of May 11, 2012, by and between Select Resources Corporation, Inc. and McEwen Mining Inc.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934.
32.1**	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.
32.2**	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*    Filed herewith
 ** Furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.